Form 10-K/A
period 1996-05-31
PAUL SON GAMING CORP
filed 1996-09-16
CIK 918580

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-K/A

                        (AMENDMENT NO. 1)

(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended                 May 31, 1996

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                 to

     Commission file number      0-23588

                   PAUL-SON GAMING CORPORATION
     (Exact name of registrant as specified in its charter)

            NEVADA                                88-0310433
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

2121 South Industrial Road, Las Vegas, Nevada        89102
   (Address of principal executive offices)        (Zip Code)

                         (702)  384-2425
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED

             Not Applicable                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $ .01 PAR VALUE
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            [ ]

     The aggregate market value of voting stock held by non affiliates of the registrant as of August 20, 1996, based on the last reported bid price as reported on the Nasdaq National Market of $8 1/2 per share, was approximately $12,097,200.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 20, 1996.

     Common Stock, $.01 par value, 3,324,000 shares


               DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated by reference from the Paul-Son Gaming Corporation Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report (Deloitte & Touche LLP)

     Independent Auditors' Report (McGladrey & Pullen, LLP)

     Consolidated Balance Sheets at May 31, 1996 and May 31, 1995

     Consolidated  Statements of Operations for the  Years  Ended
     May 31, 1996, 1995 and 1994

     Consolidated  Statements  of Stockholders'  Equity  for  the
     Years Ended May 31, 1996, 1995 and 1994

     Consolidated  Statements of Cash Flows for the  Years  Ended
     May 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Financial Statement Schedule included in Part IV of this report

     [ORIGINAL PRINTED ON DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


Board of Directors
Paul-Son Gaming Corporation:

We have audited the accompanying consolidated balance sheet of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended May 31, 1996. Our audit also included the financial statement schedules for the year ended May 31, 1996 listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules of the Company as of May 31, 1995 and for each of the two years in the period ended May 31, 1995 were audited by other auditors whose report, dated August 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1996, and the results of their operations and their cash flows for the year ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such 1996 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

August 2, 1996

    [ORIGINAL PRINTED ON MCGLADREY & PULLEN, LLP LETTERHEAD]

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Paul-Son Gaming Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Paul-Son Gaming Corporation and Subsidiaries as of May 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of May 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
August 25, 1995


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 31, 1996 AND 1995

ASSETS                                                    1996           1995
Current Assets
 Cash and cash equivalents                             $   997,509    $ 1,253,987
 Securities held to maturity (Note 2)                            -      1,493,536
 Trade receivables, less allowance for doubtful
   accounts 1996 $281,712; 1995 $214,000                 2,601,910      3,576,401
 Income tax refund claim                                         -        661,499
 Inventories (Note 3)                                    5,604,630      5,665,881
 Prepaid expenses                                          170,903        182,352
 Other current assets                                      296,660        727,724
       TOTAL CURRENT ASSETS                              9,671,612     13,561,380
Property and Equipment, net (Notes 4 and 6)              7,259,423      4,989,764
Other Assets                                               470,090        488,893

                                                       $17,401,125    $19,040,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt (Note 6)         $    85,914    $   105,944
 Accounts payable (Note 7)                                 661,521      2,647,746
 Accrued expenses                                          403,627        302,205
 Customer deposits                                         865,438        673,346
 Income tax payable (Note 9)                                54,170              -
       TOTAL CURRENT LIABILITIES                         2,070,670      3,729,241
Long-Term Debt, less current maturities
 Due to related parties (Note 7)                            15,000        250,000
 Other (Note 6)                                            456,161        538,342
                                                           471,161        788,342
Commitments and Contingencies (Note 8)
Stockholders' Equity (Note 10)
  Preferred stock, authorized 10,000,000 shares,
   $.01 par value, none issued and outstanding                   -              -
  Common stock, authorized 30,000,000 shares, $.01
   par value, issued and outstanding 3,324,000 shares       33,240         33,240
Additional paid-in capital                              12,256,698     12,256,698
Retained earnings                                        2,569,356      2,232,516
                                                        14,859,294     14,522,454
                                                       $17,401,125    $19,040,037

See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                    1996          1995          1994
Revenues, including related party revenues of
 1996-$0; 1995-$0; 1994-$591,066                  $ 23,379,252  $ 24,595,192  $ 21,088,190

Cost of revenues, including related party
 cost of revenues of 1996-$331,355;
 1995-$493,799; 1994-$128,534  (Note 7)             16,323,043    17,137,403    14,601,232

       GROSS PROFIT                                  7,056,209     7,457,789     6,486,958

Selling, general and administrative
 expenses (Note 7)                                   6,577,397     7,738,507     4,770,585

       OPERATING INCOME (LOSS)                         478,812      (280,718)    1,716,373

Other income (expense)
 Interest income                                        57,694       295,249             -
 Interest expense (Note 7)                             (63,906)     (109,593)     (144,362)
 Other                                                  57,856       (45,744)       98,507

        INCOME (LOSS) BEFORE INCOME TAXES AND
         MINORITY INTEREST IN NET INCOME
         OF CONSOLIDATED COMPANIES                     530,456      (140,806)    1,670,518

Income tax expense (Note 9)                           (193,616)            -      (522,916)

       INCOME (LOSS) BEFORE MINORITY INTEREST
        IN NET INCOME OF CONSOLIDATED COMPANIES        336,840      (140,806)    1,147,602

Minority interest in net income of
 consolidated companies                                      -             -       (89,950)

       NET INCOME (LOSS)                          $    336,840  $   (140,806) $  1,057,652

Net income (loss) per common share (Note 11)      $       0.10  $      (0.04)


See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                            Additional
                                         Common Stock         Paid-in       Retained
                                       Shares    Dollars      Capital       Earnings      Total
Balance, May 31, 1993                 2,064,000  $ 20,640   $         -    $1,745,235   $1,765,875

  Shares issued for acquisition of
   minority interest                     80,000       800       899,200             -      900,000

  Proceeds from initial public
   offering, net of offering expenses 1,180,000    11,800    11,229,491             -   11,241,291

  Preferential dividend to majority
   stockholder                                -         -             -      (429,565)    (429,565)

  Obligation to majority stockholder
   contributed to capital                     -         -       128,007             -      128,007

  Net income                                  -         -             -     1,057,652    1,057,652

Balance, May 31, 1994                 3,324,000    33,240    12,256,698     2,373,322   14,663,260

  Net loss                                    -         -             -      (140,806)    (140,806)

Balance, May 31, 1995                 3,324,000    33,240    12,256,698     2,232,516   14,522,454

  Net income                                  -         -             -       336,840      336,840

Balance, May 31, 1996                 3,324,000   $33,240   $12,256,698    $2,569,356  $14,859,294


See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                  1996              1995              1994
Cash Flows from Operating Activities
  Cash received from customers                $  24,513,389     $  22,756,375     $  18,647,176
  Cash paid to suppliers and employees          (23,357,951)      (25,198,210)      (18,940,860)
  Interest paid                                     (69,060)         (109,593)         (144,362)
  Interest received                                  57,694           162,796                 -
  Income tax refunds                                494,019                 -                 -
  Income taxes paid                                  (6,750)         (850,271)         (365,738)
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                         1,631,341        (3,238,903)         (803,784)
Cash Flows from Investing Activities
  Deposits on real property                               -          (200,000)                -
  Proceeds received on sale of equipment             15,400            47,686                 -
  Purchase of property and equipment             (3,059,544)       (2,824,588)       (1,737,932)
  Purchase of short-term investments                      -                 -        (5,933,959)
  Proceeds from short-term investments            1,493,536                 -                 -
  Purchase of securities held to maturity                 -        (1,427,124)                -
  Proceeds from maturities of securities
   held to maturity                                       -         6,000,000                 -
    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                        (1,550,608)        1,595,974        (7,671,891)
Cash Flows from Financing Activities
  Payments on due to related party                 (235,000)         (250,000)         (250,000)
  Proceeds from long-term borrowings                      -                 -           658,965
  Principal payments on long-term borrowings       (102,211)         (149,216)         (704,023)
  Proceeds from initial public offering                   -                 -        11,241,291
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           (337,211)         (399,216)       10,946,233
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                               (256,478)       (2,042,145)        2,470,558
Cash and cash equivalents, beginning              1,253,987         3,296,132           825,574
Cash and cash equivalents, ending             $     997,509     $   1,253,987     $   3,296,132
Reconciliation of Net Income (Loss) to
 Net Cash Provided By
  (Used in) Operating Activities
  Net income (loss)                           $     336,840     $    (140,806)    $   1,057,652
  Depreciation and amortization                     768,787           585,924           364,749
  Accretion of discounts                                  -          (132,453)                -
  Provision for bad debts                            68,516           912,697            20,000
  Minority interest                                       -                 -            89,950
  Gain (Loss) on sale of equipment                    5,698           (11,608)                -
  Change in assets and liabilities:
    (Increase) decrease in accounts
     receivable                                     905,975          (308,791)       (2,461,014)
    (Increase) decrease in inventories               61,251        (2,517,960)       (1,212,612)
    (Increase) decrease in other assets             449,867          (231,773)           17,994
    (Increase) decrease in prepaid expenses          11,449          (130,633)          (51,719)
    (Increase) decrease in income tax
     refund receivable                              661,499          (661,499)                -
    Increase (decrease) in accounts payable
     and accrued expenses                        (1,884,803)        1,116,797           846,493
    Increase (decrease) in customer
     deposits                                       192,092        (1,530,026)          414,349
    Increase (decrease) in income taxes
     payable                                         54,170          (188,772)          110,374
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                      $   1,631,341     $  (3,238,903)    $    (803,784)


See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Paul-Son Gaming Corporation and Subsidiaries ("Paul-Son" or "Company") is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

BASIS OF PRESENTATION AND REORGANIZATION

On   December   22,   1993,  Paul-Son  Gaming   Corporation   was
incorporated.   The  stockholders'  equity  reflects  the  equity
structure   of  Paul-Son  Gaming  Corporation  as   if   it   was
incorporated at the earliest period presented.

The consolidated financial statements include the accounts of Paul-Son, Paul-Son Gaming Supplies [formerly Paul-Son Dice and Card, Inc. ("Paul-Son Dice")] Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and Comercial Paul-Son, S.A. de C.V. All material intercompany balances and transactions have been eliminated in consolidation.

Paul-Son conducted an initial public offering (IPO) in March 1994 of 1,380,000 shares of common stock, 1,180,000 of which were sold by Paul-Son. A plan and agreement of merger and exchange became effective immediately prior to and simultaneously with the effective date of the initial public offering, which provided that Paul-Son Casino Supplies of New Jersey, Inc. ("PSCS"), Paul-Son Playing Cards, Inc. ("PSPC") and Paul-Son Dice merge with Paul-Son Dice as the surviving corporation. Paul-Son and Paul-Son Dice were owned entirely by the majority stockholder, who also owned 50% of PSPC and 99.9% of Mexicana. The "minority interest" accounts included in the consolidated balance sheets and statements of income reflect the portions of PSPC and Mexicana not owned by the majority stockholder prior to the reorganization. The agreement also provided that 99.9% of the stock of Mexicana be exchanged for Paul-Son Dice stock and .1% of Mexicana stock be exchanged for Paul-Son stock. The stockholders of Paul-Son Dice then exchanged their stock for stock in Paul-Son, making Paul-Son Dice, a wholly owned subsidiary of Paul-Son and Mexicana a 99.9% owned subsidiary of Paul-Son Dice. In addition, Paul-Son Dice purchased certain assets and obligations of C. J. Sisk, a sole proprietorship, from the majority stockholder. As a result of this purchase, the Company recorded a preferential dividend to the majority stockholder of $429,565. Also, as part of the reorganization, the owners of the 50% of PSPC not owned by the majority stockholder exchanged their ownership interest in PSPC for 80,000 shares of Paul-Son. This transaction was accounted for as a purchase.

A summary of the Company's significant accounting policies follows:

CASH AND CASH EQUIVALENTS

The   Company   considers  all  highly  liquid  investments   and
repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

At various times throughout the year, the Company maintained cash balances at financial institutions in excess of federally insured amounts.

SECURITIES HELD TO MATURITY

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Reference should be made to Note 2 regarding a change in the method of accounting for certain investments in debt and equity securities.

INVENTORY

Inventories are stated at the lower of cost or market.   Cost  is
determined using the first-in, first-out method.

EQUIPMENT

Property  and  equipment are stated at cost, net of depreciation.
Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:


                                                  YEARS

Buildings and improvements                        18-27
Furniture and equipment                            5-10
Vehicles                                            5-7


GOODWILL

Goodwill is amortized on a straight-line basis over 20 years.

ADVERTISING COSTS

Advertising costs, consisting primarily of costs of attending industry trade shows, are expensed as incurred.

INCOME TAX

The Company uses Financial Accounting Standards Board Statement 109 for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

FOREIGN TRANSACTIONS

Sales outside of the United States are not significant and substantially all transactions occur in United States dollars.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

EARNINGS PER SHARE

Earnings  per  share  is computed based on the  weighted  average
number  of  shares outstanding during the period.   Common  stock
equivalents were anti-dilutive or not material.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RELIANCE ON SUPPLIERS

For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The failure of one or more of these suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company is required to adopt SFAS No. 123, Accounting for Stock-Based Compensation in the fiscal year ending May 31, 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in May 1995. This statement, effective for the Company's fiscal year ending May 31, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at May 31, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

NOTE 2.   SECURITIES AND CHANGE IN ACCOUNTING PRINCIPLE

Effective June 1, 1994, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to classify investment securities as trading, held for sale or held to maturity. Securities classified as trading and available for sale are to be valued at their fair market value. Securities classified as held to maturity are valued at amortized cost. At June 1, 1994, the Company classified its investment portfolio as held to maturity. No amounts were

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   SECURITIES AND CHANGE IN ACCOUNTING PRINCIPLE
          (CONTINUED)

classified as trading or available for sale. Upon adoption of this Statement, no adjustment to the investment portfolio was necessary as there was no difference between the amortized cost and the fair market value of investments at that time.

As  of  May 31, 1995 the carrying amount and estimated fair value of  held  to maturity securities, which consist of U. S. Treasury
Bills,  all of which mature within one year, are $1,493,536.   As
of May 31, 1996 held to maturity securities were $0.

NOTE 3.   INVENTORIES

Inventories consist of the following at May 31:


                                        1996          1995
       Raw materials                $ 2,778,329   $ 2,548,329
       Work in process                  436,726       404,979
       Finished goods                 2,389,575     2,712,573
                                    $ 5,604,630   $ 5,665,881

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31:


                                                 1996           1995
    Land                                     $    805,052   $    471,719
    Buildings and improvements                  6,126,608      4,059,382
    Furniture and equipment                     2,774,628      2,312,194
    Vehicles                                      819,153        666,624
                                               10,525,441      7,509,919
    Less accumulated depreciation               3,266,018      2,520,155
                                             $  7,259,423   $  4,989,764

NOTE 5.   SHORT-TERM BORROWINGS

The Company finances some of its activities through a revolving line of credit with a financial institution which allows maximum borrowings of the lesser of $750,000 or 75% of eligible accounts receivable. Borrowings are collateralized by a general pledge agreement covering all assets. There was no balance outstanding under the line of credit at May 31, 1996 and at May 31, 1995. There was no activity on the line for the years ending May 31, 1996 and 1995. The average balance outstanding during the year ended May 31, 1994 was approximately $246,000 at a weighted average interest rate of 8.07%. The maximum balance outstanding during the year ended May 31, 1994 was $600,000. Interest on the line is based on the institution's prime rate plus 2%, payable monthly. The credit agreements contain restrictive covenants, generally requiring the Company to maintain certain financial ratios as defined in the agreement. As of May 31, 1996 the Company was in compliance with all financial ratios and covenants required as defined in the agreement.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt excluding amounts due to related parties consists of the following at May 31:


                                                       1996          1995
    Notes payable to bank, collateralized by
     a deed of trust, interest at 8%,
     principal and interest payments of $6,077
     are due monthly through 1998                  $   406,376   $   443,856

    Various notes payable for equipment,
     interest at 14.5% to 25.5%, payable in
     monthly payments of $6,300 through 1998            67,643       127,308

    Notes payable to mortgage companies,
     collateralized by real estate, interest at
     7.5% to 9.5%, principal and interest payments
     of $898 are due monthly through 2016               68,056        73,122


                                                       542,075       644,286
              Less current portion                      85,914       105,944
                                                   $   456,161   $   538,342

Estimated  annual principal maturities of long-term debt  at  May
31, 1996 are as follows:

         1997                                  $   85,914
         1998                                      73,175
         1999                                     325,091
         2000                                       6,294
         2001                                       6,802
         Thereafter                                44,799
                                               $  542,075


The  majority stockholder has personally guaranteed approximately
$450,000 of the above debt.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   RELATED PARTIES

The Company purchases plastic coated playing cards from an entity related through common ownership. Included in accounts payable at May 31, 1996 and 1995, are payables to the related entity for these purchases in the amounts of $33,859 and $70,063, respectively. Included in interest expense is approximately $7,000, $23,000 and $10,000 to related parties in 1996, 1995 and
1994, respectively.

Included in rent expense is $40,000 to the majority stockholder in 1994.

The following amounts were paid for legal, accounting, and consulting services to individuals who are currently, or were at the time of providing such service, members of the Company's
Board of Directors:


                                   1996        1995        1994
         Laurence A. Speiser     $ 128,591   $ 152,033   $ 236,697
         Wayne H. White             23,819      56,575      70,449
         Michael E. Cox             36,691      79,493      76,281

Due to related parties consists of the following at May 31:


                                             1996        1995
         Unsecured note payable to
         majority stockholder, annual
         payments of $125,000 plus
         interest at 6%                   $  15,000   $ 250,000

         Less current portion                     -           -
                                          $  15,000   $ 250,000

NOTE 8.   COMMITMENTS AND CONTINGENCIES

The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments at May 31, 1996 are as follows:


         1997                                        $  191,625
         1998                                           177,120
         1999                                           160,480
         2000                                           142,380
         2001                                           130,515
         Thereafter                                           -
                                                     $  802,120

The  Company has a twelve year option to extend the lease at  one
facility.   The  annual  rent during the first  8  year  term  is
$142,380.   The  rent  payments during  the  option  period  will
increase 5% annually.

Rent  expense  totaled $228,222, $231,186 and $237,967  in  1996,
1995 and 1994, respectively.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

NOTE 9.   INCOME TAX MATTERS

The components of income tax expense for the years ended May 31, follows:


                                    1996       1995       1994
         Currently paid or
          payable                $ 193,616  $    -     $ 522,916
         Deferred                        -       -             -
                                 $ 193,616  $    -     $ 522,916

A reconciliation of income tax expense and the amount computed by applying the Federal income tax rate to income (loss) before income taxes is as follows:


                                       1996         1995         1994
   Income tax expense (benefit) at
    statutory rate                  $ 180,000    $ (48,000)   $ 568,000
   State income taxes                  10,600            -       29,000
   Nondeductible meals and
    entertainment                      23,000       26,000        6,000
   Nondeductible penalties                  -        6,000        3,000
   Other                              (19,984)      16,000      (83,084)
   Income Tax Expense               $ 193,616    $       -    $ 522,916


As of May 31, 1996 and 1995, there were no material temporary differences or carryforwards.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTION PROGRAMS

The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan and the 1994 Directors' Stock Option Plan. The 1994 Long-Term Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. The options granted under this plan expire 10 years after the date of grant or the vesting date, whichever is latest. The following is a summary of option activity for the 3 years ended May 31, 1996:

                                  Options
                                 Available        ISOP           Option
                                 for Grant      Activity          Price
 Outstanding at May 31, 1993             -             -                 -

     Shares reserved               575,000             -                 -
     Granted                      (306,500)      306,500      $      11.25
     Canceled                            -             -                 -
     Exercised                           -             -                 -


 Outstanding at May 31, 1994       268,500       306,500             11.25

     Granted                       (36,500)       36,500       13.25-14.00
     Canceled                       42,250       (42,250)            11.25
     Exercised                           -             -                 -


 Outstanding at May 31, 1995       274,250       300,750       11.25-14.00

     Granted                      (320,000)      320,000        8.75-13.25
     Canceled                      306,750      (306,750)       8.75-13.25
     Exercised                           -             -                 -

 Outstanding at May 31, 1996       261,000       314,000      $ 8.75-14.00


At May 31, 1996, 2,000 of the above stock options are exercisable. On July 29, 1996, the Board amended the 1994 Long-Term Incentive Plan, subject to stockholder approval, to increase the aggregate shares issuable under the plan to 1,000,000, a 500,000 share increase.

The 1994 Directors' Stock Option Plan provides that each non-employee director, upon joining the Board, will receive an option to purchase 3,000 shares of common stock. The initial option grant shall vest over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board, and each year thereafter, each nonemployee director will receive an annual grant to purchase 1,000 shares of common stock. In addition, each non-employee director receives options to purchase 1,000 shares of common stock for serving on the following committees of the board of directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exerciseable sooner than 6 months and one day after the date of grant. The options expire on the tenth anniversary of the date of grant or 9 months after

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTION PROGRAMS (CONTINUED)

retirement or 2 years after death. Options covering 6,000 shares were granted during the year ended May 31, 1996 at $6.50 per share. The options are exercisable as follows:

              AMOUNT                     EXERCISE DATE
              2,000                      July 18, 1996
              2,000                      July 18, 1997
              2,000                      July 18, 1998
              6,000

As of July 19, 1996 a maximum of 1,075,000 shares of common stock has been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's common stock on the date of grant.

NOTE 11.  PRO FORMA PRESENTATION

The Company's results of operations for the year ended May 31, 1994 on a pro forma basis to reflect certain transactions which occurred as part of the reorganization follows. These transactions include the purchase of certain assets and assumption of related obligations of C.J. Sisk, a sole proprietorship, the purchase of certain real property owned by the majority stockholder, a reduction of obligations to the majority stockholder reflected as a capital contribution, and the acquisition of the minority interest in PSPC and Mexicana.

The pro forma results of operations for the year ended May 31, 1994, had the transactions described above been consummated on June 1, 1993, are as follows:


   Revenue                                        $ 22,839,650
      Net income                                  $  1,424,431
      Earnings per share                          $       0.61


NOTE 12.  CASH FLOW INFORMATION

The following schedule describes the Company's noncash investing and financing activities for the year ended May 31, 1994:

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  CASH FLOW INFORMATION (CONTINUED)


   Acquisition of C. J. Sisk:
    Note payable to majority stockholder             $  750,000
    Net assets acquired, primarily working capital     (320,435)
      PREFERENTIAL DIVIDEND TO MAJORITY STOCKHOLDER  $  429,565

   Acquisition of PSPC minority interest:
    Shares of Paul-Son issued                        $  900,000
    Minority interest eliminated                       (242,851)
    Reduction of debt to minority stockholders          (63,874)
    Other                                               (26,225)
      NET GOODWILL RECORDED                          $  567,050

   Obligation to majority stockholder
       contributed to capital                        $  128,007


There were no significant noncash investing or financing activities during the years ended May 31, 1996 and 1995.



PART IV

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS
            ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               Included in Part II of this report:

               Consolidated  Balance Sheets at May 31,  1996  and
               May 31, 1995

               Consolidated Statements of Operations for the Years Ended May 31, 1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1996, 1995 and 1994

               Consolidated  Statements of  Cash  Flows  for  the
               Years Ended May 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements

          2.   FINANCIAL STATEMENT SCHEDULES

               Schedule II - Valuation and Qualifying Account

               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (b)  Reports on FORM 8-K

          None.

     (c)  EXHIBITS

          3.01 Articles of Incorporation of Paul-Son Gaming Corporation and Certificate of Amendment of Articles of Incorporation of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16,
                 Exhibit 3.01.

          3.02 Bylaws of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 3.02.

          4.01 Plan and Agreement of Merger and Exchange dated March 25, 1994 between Paul-Son Playing Cards, Inc., Paul-Son Casino Supplies of New Jersey, Inc., Paul-Son Dice and Card, Inc., Paul-Son Gaming Corporation, Paul S. Endy, and Eric P. Endy, incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1994, Part IV, Item 14(c),
                 Exhibit 4.01.

          4.02 Specimen Common Stock Certificate for the Common Stock of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 4.01.

          10.01 Loan Agreement dated December 8, 1993, by and among Paul-Son Dice and Card, Inc., and Paul-Son Casino Supplies of New Jersey, Inc., as borrowers, and First Interstate Bank of Nevada, N.A., as lender; Promissory Note dated December 8, 1993, executed by Paul-Son Dice and Card, Inc. and Paul-Son Casino Supplies of New Jersey, Inc. payable to the order of First Interstate Bank of Nevada, N.A.; Deed of Trust With Assignment of Rents dated December 8, 1993, by Paul-Son Dice and Card, Inc., as trustor, in favor of First Interstate Bank of Nevada, N.A., as beneficiary; Guaranty dated December 8, 1993, executed by Paul S. Endy in favor of First Interstate Bank of Nevada, N.A.; and Guaranty dated December 8, 1993, executed by Aniela Endy in favor of First Interstate Bank of Nevada, N.A. incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758),
                 Part II, Item 16, Exhibit 10.01.

          10.02 Loan Agreement dated January 9, 1996 by and between Paul-Son Gaming Supplies, Inc., as borrower, and First Interstate Bank of Nevada, N.A., as lender; Promissory Note dated January 9, 1996, executed by Paul-Son Gaming Supplies, Inc., payable to the order of First Interstate Bank of Nevada, N.A.; Commercial Security Agreement dated January 9, 1996, executed by Paul-Son Gaming Supplies, Inc., as debtor, in favor of First Interstate Bank of Nevada, N.A., as secured party; Commercial Guaranty dated January 9, 1996, by and between Paul-Son Gaming Supplies, Inc. As borrower and Paul-Son Gaming Corporation as guarantor and First Interstate Bank of Nevada, N.A., as lender.*

          10.03  Paul-Son  Gaming  Corporation  1994  Directors'
                 Stock Option Plan (as amended July 29, 1996).*

          10.04  Paul-Son   Gaming  Corporation  1994  Long-Term
                 Incentive Plan (as amended July 29, 1996).*

          10.05 Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Coprodiedad Arte Y Diseno, as lessor incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

          10.06 Employment Agreement by and between Eric P. Endy and Paul-Son Dice and Card, Inc. incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

          10.07 Agreement of Purchase and Sale of Real Property dated April 6, 1994 by and between the Paul S. Endy, Jr. Living Trust and Paul-Son Dice and
                 Card, Inc., incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1994, Part IV, Item 14(c), Exhibit 10.08.

          10.08 Agreement of Purchase and Sale of Assets dated March 28, 1994 by and between C.J. Sisk, a sole proprietorship, and Paul-Son Dice and Card, Inc., incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1994, Part IV, Item 14(c),
                 Exhibit 10.09.

          10.09 Exclusive Distributor Agreement dated November 1, 1993, by and between Jones Casino Supplies, Inc. and Paul-Son Supplies and Card, Inc. incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.13.

          10.10 Form of Purchase and Sale Agreement by and between Resolution Trust Corporation as receiver for Frontier Savings Association and Paul-Son Gaming Supplies, Inc. incorporated by reference from the Company's annual report on Form 10-K for the year ended May 31, 1995, Part IV, Item 14, Exhibit 10.14.*

          21.01  List   of   subsidiaries  of  Paul-Son   Gaming
                 Corporation.

          23.01  Consent of Deloitte & Touche LLP.

          23.02  Consent of McGladrey & Pullen, LLP.

          27.01  Financial data schedule.

          _________________________

         * Filed previously; not included with this amendment.

    [ORIGINAL PRINTED ON MCGLADREY & PULLEN, LLP LETTERHEAD]


                  INDEPENDENT AUDITOR'S REPORT
                         ON THE SCHEDULE



To the Board of Directors
Paul-Son Gaming Corporation
Las Vegas, Nevada

Our  audit  of the consolidated financial statements of  Paul-Son
Gaming   Corporation   and  Subsidiaries   included  Schedule  II
contained herein, for each of the two years  in the  period ended
May 31, 1995.

In our opinion, the schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
August 25, 1996


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 31, 1996, 1995 and 1994

                                   Balance at      Provisions
                                   Beginning       Charged to                     Balance at
Years Ended May 31,                of Year         Expenses        Charge-Offs    End of Year
Allowance for doubtful accounts

          1996                     $ 214,000       $  96,000       $  28,288      $ 281,712

          1995                     $  20,000       $ 912,697       $ 718,697      $ 214,000

          1994                     $       -       $  35,868       $  15,868      $  20,000


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PAUL-SON GAMING CORPORATION


September 16, 1996              By   /s/ Eric P. Endy
                                     Eric P. Endy
                                     Chief Executive Officer
                                     (Duly Authorized Officer)

                          EXHIBIT INDEX


 NO.    DESCRIPTION                                 PAGE

23.01   Consent of Deloitte & Touche LLP.            27
23.02   Consent of McGladrey & Pullen, LLP.          29
27.01   Financial Data Schedule                      31