Form 10-Q
period 1996-08-31
PAUL SON GAMING CORP
filed 1996-10-15
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  August 31,1996

                                 OR

( ) TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:          to

     Commission file number:  0-23588


                   PAUL-SON GAMING CORPORATION
     (Exact name of registrant as specified in its charter)

                 NEVADA                          88-0310433
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)


     2121 Industrial Road, Las Vegas, Nevada           89102
     (Address of principal executive offices)       (Zip Code)

                            (702) 384-2425
         (Registrant's telephone number, including area code)

                              Not Applicable
      (Former name, former address and former fiscal year, if
                    changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,324,000  shares of Common Stock, $0.01 par value as of  October
11, 1996

               PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                     AUGUST 31, 1996 and MAY 31, 1996

                             ASSETS (Note 3)

                                                                                   AUGUST 31,         MAY 31,
                                                                                      1996              1996
                                                                                           (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                       $1,981,448       $997,509
   Trade receivables, less allowance for doubtful accounts
     ($305,712, August 31, 1996; $281,712, May 31, 1996)                            2,458,684      2,601,910
   Inventories (Note 2)                                                             5,401,261      5,604,630
   Prepaid expenses                                                                   147,553        170,903
   Other current assets                                                               335,883        296,660
     Total current assets                                                         $10,324,829     $9,671,612

PROPERTY AND EQUIPMENT, net (Note 4)                                               $7,141,585     $7,259,423

OTHER ASSETS                                                                          464,788        470,090
                                                                                  $17,931,202    $17,401,125


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt (Note 4)                                      $80,065        $85,914
   Accounts payable (Note 5)                                                          559,639        661,521
   Accrued expenses                                                                   225,364        403,627
   Customer deposits                                                                1,343,868        865,438
   Income tax payable                                                                 101,103         54,170
     Total current liabilities                                                      2,310,039      2,070,670

LONG-TERM DEBT, net of current maturities
   Due to related parties (Note 5)                                                            -       15,000
   Other (Note 4)                                                                     439,832        456,161
                                                                                      439,832        471,161

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                                              -                    -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,324,000 shares                           33,240         33,240
   Additional paid-in capital                                                      12,256,698     12,256,698
   Retained earnings                                                                2,891,393      2,569,356
                                                                                   15,181,331     14,859,294
                                                                                  $17,931,202    $17,401,125

                PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED
                                                           AUGUST 31,
                                                     1996              1995
                                                         (unaudited)

Revenues                                          $6,042,758        $5,773,629

Cost of revenues:
   Related party                                                       229,977
   Other                                           4,126,393         3,956,498
                                                   4,126,393         4,186,475

   Gross profit                                    1,916,365         1,587,154

Selling, general and
   administrative expenses                         1,415,549         1,789,865

   Operating income (loss)                           500,816          (202,711)

Other income                                          19,722            51,948
Interest expense                                     (13,394)          (19,196)

Income (loss) before income taxes                    507,144          (169,959)

Income tax benefit (expense)                        (185,108)           59,486

   Net income (loss)                                $322,036         ($110,473)

Net income (loss) per share                            $0.10            ($0.03)

Weighted average common                            3,324,000         3,324,000
   shares outstanding


         PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                     1996                1995
                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                      $6,650,752         $6,818,371
   Cash paid to suppliers and employees                              (5,396,179)        (7,495,526)
   Interest received                                                      9,384             32,881
   Interest paid                                                        (13,394)           (21,494)
   Income taxes paid                                                   (156,050)            (6,750)
     Net cash provided by (used in) operating activities              1,094,513           (672,518)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on sale of equipment                                  -                13,000
   Decrease in short-term investments                                      -             1,493,536
   Purchase of property and equipment                                   (73,397)          (339,173)
     Net cash provided by (used in) investing activities                (73,397)         1,167,363

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                     (15,000)          (125,000)
   Principal payments on long-term borrowings                           (22,177)           (24,158)
     Net cash (used in) financing activities                            (37,177)          (149,158)

       Net increase in cash and cash equivalents                        983,939            345,687

CASH AND CASH EQUIVALENTS, beginning                                    997,509          1,253,987

CASH AND CASH EQUIVALENTS, ending                                    $1,981,448         $1,599,674


RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net Income (loss)                                                 $322,036          ($110,473)
     Adjustments to reconcile net income (loss) to net
       cash (used in) operating activities:
         Depreciation and amortization                                  191,235            170,720
         Provision for bad debts                                         24,000             20,000
         Loss on sale of assets                                            -                 5,407
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                  119,226            863,855
            (Increase) decrease in inventories                          203,369           (668,032)
            (Increase) decrease in prepaid expenses                      23,350           (149,270)
            (Increase) decrease in other current assets                 (39,223)               746
            (Increase) decrease in other assets                           5,302             (8,452)
            Increase (decrease) in account payable and accrued         (280,145)          (943,855)
            Increase (decrease) in customer deposits                    478,430            146,836
            Increase (decrease) in income taxes payable                  46,933                -

           Net cash provided by (used in) operating activities       $1,094,513          ($672,518)

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


  NATURE OF BUSINESS

     Paul-Son Gaming Corporation and its subsidiaries ("Paul-Son" or "Company") is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States.

  BASIS OF PRESENTATION

     Paul-Son Gaming Corporation was incorporated on December 22,
1993.   The consolidated statements of operations and cash  flows
of Paul-Son for the period ended August 31, 1995 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and
Commercial   Paul-Son,   S.A.  de   C.V.   ("Commercial").    The
consolidated statements of operations and cash flows of Paul-Son for the period ended August 31, 1996 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. In July 1994, Paul-Son Supplies' name was changed from Paul-Son Dice and Card, Inc., to
its   current  name.   All  material  intercompany  balances  and
transactions have been eliminated in consolidation.

     The consolidation balance sheet as of August 31, 1996 and the related consolidated statements of operations and statements of cash flows for the three month periods ended August 31, 1996 and August 31, 1995 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

     A summary of the Company's significant accounting policies are as follows:

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

  INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING
               POLICIES  (CONTINUED)


  GOODWILL

     Goodwill  is  amortized  on a straight-line  basis  over  20 years.

  EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average
number  of  shares outstanding during the period.   Common  stock
equivalents were not material.

NOTE 2 - INVENTORIES


     Inventories consist of the following:


                     August 31,               May 31,
                        1996                   1996
Raw materials          $2,800,450           $2,778,329
Work in process           388,789              436,726
Finished goods          2,212,022            2,389,575


NOTE 3 - SHORT-TERM BORROWINGS

     The Company has available a revolving line of credit with a financial institution which allows maximum borrowings of the lesser of $750,000 or 75% of eligible accounts receivable, and is collateralized by a general pledge agreement covering all assets. There was no balance outstanding under the line of credit at August 31, 1996 and May 31, 1996. Interest on the outstanding balance of the line of credit is based on the financial institution's prime rate plus 2%, payable monthly. The credit agreement contains restrictive covenants, generally requiring the Company to maintain certain financial ratios as defined in the agreement. The maturity date of the line of credit is November 30, 1996.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt, other than amounts due to related parties, consists of the following:


                                          August 31,         May 31,
                                             1996             1996
Note payable to an equipment financing
 company, collateralized by a vehicle,
 with interest at 7.9%, principal and
 interest payments of $561 are due
 monthly through June 1998                  $8,908          $10,397

Notes payable to mortgage companies,
 collateralized by real estate,
 interest at 7.5% to 9.5%, principal
 and interest payments of $898 are due
 monthly through 2016                       67,734           68,056

Note payable to a bank, collateralized
 by a deed of trust, interest at 8%,
 principal and interest payments of
 $6,067 are due monthly through
 December 1998                             397,411          406,376

Various capital lease obligations for
 equipment, interest imputed at 15.5%
 to 25.2%, payable in monthly payments
 of $5,220 through January 1998             45,844           57,246

                                          $519,897         $542,075
Less current portion                        80,065           85,914
                                          $439,832         $456,161


NOTE 5 - RELATED PARTIES

     The Company purchases plastic coated playing cards from an entity owned in part by one of the former Directors of the Company. Included in accounts payable at August 31, 1996 and May 31, 1996 are payables to the related entity for purchases in the amounts of $27,105 and $33,859, respectively. Included in interest expense is related party interest of approximately $0 and $3,168 for the three months ended August 31, 1996 and 1995 respectively.

     The following amounts were paid for legal, accounting and consulting fees to individuals who were members of the Company's
Board of Directors.


                             Three Months Ended
                                 August 31,
                            1996              1995
Laurence A. Speiser        $31,304           $33,153
Wayne H. White                   0            18,058
Michael E. Cox               4,877            20,663


     Due to related parties consists of the following:


                                        August 31,        May 31,
                                           1996            1996
Unsecured note payable to majority
 stockholder, annual payments of
 $125,000 plus interest at 6% with a
 maturity date of March 1998              $0              $15,000
                                          $0              $15,000
Less current portion                       -                    -
                                          $0              $15,000


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Paul-Son is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas and San Luis, Mexico and sales offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; New Orleans, Louisiana; Fort Lauderdale, Florida; Gulfport, Mississippi; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States, and management believes that it has the leading market share for most of its major product lines.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended August 31,
1996 and August 31, 1995

     REVENUES. For the three months ended August 31, 1996, revenues were just over $6.0 million, a 4.7% or almost a $270,000 increase over the approximately $5.8 million in revenues in the comparable period of the prior year. This increase was due principally to an increase in revenues from new casino openings. During the three months ended August 31, 1996 the Company supplied products totaling approximately $1.7 million to five new casinos (including one new opening which generated sales reported in the prior quarter), versus approximately $1.0 million to five new casinos in the comparable period of the prior year. Core sales revenue, however, decreased by approximately $300,000 to approximately $4.0 million for the three months ended August 31, 1996, versus approximately $4.3 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the quarter ended August 31, 1996 principally due to a decrease in playing card sales during the quarter. Playing card sales were down due to a number of factors including the slowdown in shipments to many of the Company's contract playing card customers who had a temporary overstock of playing cards in their facilities during the quarter. Also during the quarter, the Company restructured its playing card sales force, which resulted in a temporary slowdown in playing card sales efforts, but which should provide greater sales coverage in all geographical areas in the future. The Company has also initiated the development of an improved playing card product which the Company believes will increase sales of playing cards in the future.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 68.3% for the current period as compared to 72.5% for the three months ended August 31, 1995. This percentage  decrease  was due to a number  of  factors  including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), lower fixed production costs following the transition of the remainder of layout production from Las Vegas to Mexico during the last year, and a change in product mix sold during the quarter. Chip sales, for which the Company generates the highest gross margin, were $2.3 million during the quarter versus $1.2 million in the comparable quarter of the prior year.

     During several of its reporting quarters in the past, the Company has generally benefited from the decrease in the value of the Mexican peso. Over the last several months the value of the Mexican peso has stabilized. The Company cannot predict what impact peso fluctuations will have on future costs of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit increased by approximately $330,000 over the comparable period in the prior year as a result of higher revenues and the lower cost of revenues, which cost of revenues, as a percentage of sales, improved from 72.5% to 68.3% due to the factors discussed above.

     SELLING,  GENERAL  AND ADMINISTRATIVE  EXPENSES.    For  the
three months ended August 31, 1996, selling, general and administrative expenses ("SG&A") decreased approximately $374,000 or 20.9%, to $1.4 million as compared to the $1.8 million in the comparable period of the prior year. SG&A reductions were achieved in most categories. Major reductions in SG&A expenses included reductions in salaries and wages ($60,000), outside labor and consultants ($27,000), advertising and promotion ($50,000), outside commissions ($70,000), legal and accounting ($27,000), postage and shipping ($28,000), and travel and entertainment ($60,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995. There were no major increases in any expense category during the quarter ended August 31, 1996 when compared to the quarter ended August 31, 1995.

     INTEREST EXPENSE. For the three months ended August 31, 1996, interest expense decreased approximately 30% from $19,000 to $13,000 compared to the same fiscal quarter of the prior year, as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

     NET INCOME. For the three months ended August 31, 1996 the Company had a net income of approximately $322,000, an improvement in net income of $432,000 compared to the net loss for the three months ended August 31, 1995 of approximately $110,000, primarily as a result of increases in sales and gross profit, and decreases in SG&A expenses over the comparable period in the prior year. Net income per share was $.10 for the three months ended August 31, 1996 as compared to a net loss of ($0.03) per share for the three months ended August 31, 1995, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

     OVERVIEW.   Management believes that the combination of cash
flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $8.0 million at August 31, 1996, versus approximately $7.6 million at May 31, 1996. Working capital increased during the three months ended August 31, 1996, primarily due to the Company's net income before depreciation of approximately $513,000, and the Company's relatively low amount of investment in property, plant and equipment, ($73,000) during the quarter.

     CASH FLOW. Operating activities provided almost $1.1 million in cash during the three months ended August 31, 1996, as compared to cash used of approximately $675,000 during the same period in the prior year. Net income before depreciation and income taxes contributed approximately $560,000 to the increase in cash provided by operations. Also contributing to the increase in cash provided by operations were the collection of accounts receivable and deposits from customers totaling approximately $600,000 and the reduction of inventories by approximately $200,000. Partially offsetting these increases was the approximately $280,000 used to reduce accounts payable and accrued expenses.

     LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with First Interstate Bank of Nevada ("First Interstate") which presently allows the Company to borrow up to the lesser of $750,000 or 75% of eligible accounts receivable. The Line of Credit matures on November 30, 1996. As of August 31, 1996, no advances were outstanding and the total amount of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at First Interstate, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate of 2.0% over First Interstate's prime lending rate.

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain a current ratio (current assets to current liabilities) of not less than 1.5 to 1, a debt to worth ratio (total liabilities divided by stockholders' equity) of less than 1 to 1 and a fixed charge coverage ratio ((net income plus depreciation plus interest plus rent) divided by (prior period current maturities of long term debt plus interest plus rent)) of at least 1.5 to 1.

     SECURED DEBT. In December 1993, the Company obtained a $500,000 loan for capital expenditures and working capital purposes (the "Note") from a financial institution. The Note bears interest at 8% per annum, with monthly payments of principal and interest totaling $6,067. The Note matures on December 1, 1998 and is secured by a deed of trust on the Company's Las Vegas headquarters (the "Las Vegas Facility").

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). There does not appear to be any seasonality associated with the Company's "core sales" to existing customers.

     BACKLOG. Open orders as of August 31, 1996 totaled approximately $1.9 million, compared to approximately $2.5 million as of August 31, 1995. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

     NEW LAS VEGAS FACILITY. In September of 1995 the Company purchased a 62,000 square foot facility in Las Vegas, Nevada (the "New Las Vegas Facility"), which is located near the Las Vegas Facility, for $2,000,000. Since September 1995, the Company has made improvements totaling approximately $300,000 to the New Las Vegas Facility.

     On January 18, 1996 the Company announced that its Board of Directors authorized management to install a playing card production line in its San Luis, Mexico facility. The use of existing space at its Mexico facility will provide additional playing card production capacity while the Company evaluates production costs and efficiencies that may be achieved in the Mexico facility. The additional production line will also augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market, which provides additional opportunities to the Company. The Company's ability to compete for additional market share in playing card sales should be enhanced by lowering per unit production costs. Management is analyzing whether the anticipated lower production costs in the additional playing card production facility will further direct the transition of other portions of its manufacturing facilities to Mexico. The Company anticipates that playing card production in the San Luis, Mexico facility will commence by the end of calendar year 1996. The recently expanded playing card production line at the New Las Vegas Facility will continue to operate during the evaluation period.

     During the evaluation period, the Company has decided to postpone relocation of its present Las Vegas operations to the
New Las Vegas Facility. At the present time the Company has placed both its New Las Vegas Facility and the original Las Vegas Facility on the market. Should either facility be sold prior to an offer being made on the other facility, the Company will relocate all of its office, manufacturing and warehouse operations to the remaining facility. Should both facilities be sold, the Company will buy or lease other facilities within the Las Vegas metropolitan area.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance, financing sources and the relocation of certain operations. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, gaming regulation (including action affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

     For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1996, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

     NOTE:   Dollar  amounts  have  been  rounded  for  narrative
purposes while percentages were calculated using actual amounts.

               II.     PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           EXHIBIT
           NUMBER    DESCRIPTION

            27.01    Financial Data Schedule



     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAUL-SON GAMING CORPORATION


Date: October 15, 1996        By:/s/ Eric P. Endy
                                 Eric P. Endy, President
                                 (Duly Authorized Officer)



Date: October 15, 1996        By:/s/ Kirk Scherer
                                 Kirk Scherer, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                          EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                     PAGE

27.01        Financial Data Schedule                          17