Form 10-Q
period 1996-11-30
PAUL SON GAMING CORP
filed 1997-01-14
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      November 30, 1996

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

YES   X  NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,324,000 shares of Common Stock, $0.01 par value as of
                        January 10, 1996

                 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


                                      CONSOLIDATED BALANCE SHEETS
                                  NOVEMBER 30, 1996 and MAY 31, 1996

                                            ASSETS (Note 3)

                                                                 NOVEMBER 30,             MAY 31,
                                                                     1996                  1996
                                                                 (unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                    $   1,681,165        $     997,509
   Trade receivables, less allowance for doubtful accounts
     ($329,712, November 30, 1996; $281,712, May 31, 1996)          3,208,938            2,601,910
   Inventories (Note 2)                                             5,468,117            5,604,630
   Prepaid expenses                                                   123,840              170,903
   Other current assets                                               604,202              296,660
     Total current assets                                          11,086,262            9,671,612

PROPERTY AND EQUIPMENT, net (Note 4)                                7,300,388            7,259,423

OTHER ASSETS
   Note receivable (Note 5)                                           150,000                    -
   Other assets                                                       467,808              470,090
                                                                      617,808              470,090
                                                                $  19,004,458        $  17,401,125

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt (Note 4)                $      83,115        $      85,914
   Accounts payable (Note 5)                                          344,051              661,521
   Accrued expenses                                                   511,259              403,627
   Customer deposits                                                1,772,413              865,438
   Income tax payable                                                 215,904               54,170
     Total current liabilities                                      2,926,742            2,070,670

LONG-TERM DEBT, net of current maturities
   Due to related parties (Note 5)                                          -               15,000
   Other (Note 4)                                                     413,423              456,161
                                                                      413,423              471,161

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                            -                    -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,324,000 share            33,240               33,240
   Additional paid-in capital                                      12,256,698           12,256,698
   Retained earnings                                                3,374,355            2,569,356
                                                                   15,664,293           14,859,294
                                                                $  19,004,458        $  17,401,125



                                    PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                NOVEMBER 30,                         NOVEMBER 30,
                                          1996               1995              1996                1995
                                       (unaudited)       (unaudited)        (unaudited)        (unaudited)

Revenues                              $  6,307,018      $  6,130,128      $  12,349,776       $  11,903,757

Cost of revenues
   Related party                                -            216,343                  -             446,320
   Other                                 4,100,826         3,939,753          8,227,219           7,896,251
                                         4,100,826         4,156,096          8,227,219           8,342,571

   Gross profit                          2,206,192         1,974,032          4,122,557           3,561,186

Selling, general and administrative
 expenses                                1,461,965         1,742,208          2,877,514           3,532,073

   Operating income                        744,227           231,824          1,245,043              29,113

Other income                                27,362            18,918             47,084              70,866
Interest expense (Note 5)                  (11,018)          (16,433)           (24,412)            (35,629)

Income before income taxes                 760,571           234,309          1,267,715              64,350

Income taxes                              (277,608)          (82,008)          (462,716)            (22,522)

Net income                            $    482,963      $    152,301      $     804,999       $      41,828

Net income per share                  $       0.15      $       0.05      $        0.24       $        0.01

Weighted average common shares
 outstanding                             3,324,000         3,324,000          3,324,000           3,324,000



                                           PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                 NOVEMBER 30,
                                                                                         1996                 1995
                                                                                      (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                                     $  12,618,784         $  13,004,916
   Cash paid to suppliers and employees                                               (10,969,358)          (12,707,090)
   Interest received                                                                       32,617                46,321
   Interest paid                                                                          (24,412)              (35,629)
   Income tax refund                                                                          842               400,000
   Income taxes paid                                                                     (319,700)                6,750
     Net cash provided by (used in) operating activities                            $   1,338,773         $     701,678

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on sale of equipment                                           $       3,600         $      13,000
   Decrease in short-term investments                                                           -             1,493,536
   Investment in note receivable (note 5)                                                (150,000)                    -
   Purchase of property and equipment                                                    (448,181)           (2,616,301)
     Net cash provided by (used in) investing activities                            $    (594,581)        $  (1,109,765)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                       (15,000)             (125,000)
   Principal payments on long-term borrowings                                             (45,536)              (46,301)
     Net cash provided by (used in) financing activities                            $     (60,536)        $    (171,301)

       Net increase (decrease) in cash and cash equivalents                         $     683,656         $    (579,388)

CASH AND CASH EQUIVALENTS, beginning                                                      997,509             1,253,987

CASH AND CASH EQUIVALENTS, ending                                                   $   1,681,165         $     674,599

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net Income                                                                     $     804,999         $      41,828
     Adjustments to reconcile net income  to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                    401,022               337,146
         Provision for bad debts                                                           48,000                34,178
         Loss on sale of assets                                                             2,594                 5,407
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                   (655,028)              971,379
            Decrease in income tax refund claim                                                 -               400,000
            (Increase) decrease in inventories                                            136,513              (113,710)
            (Increase) decrease in other current assets                                  (307,542)              158,174
            (Increase) decrease in other assets                                             2,281                 6,200
            (Increase) decrease in prepaid expenses                                        47,063               (76,615)
            Increase (decrease) in account payable and accrued expenses                  (209,838)           (1,184,569)
            Increase (decrease) in customer deposits                                      906,975                99,738
            Increase (decrease) in income taxes payable                                   161,734                22,522

           Net cash provided by (used in) operating activities                      $   1,338,773         $     701,678


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

     Paul-Son Gaming Corporation and its subsidiaries (collectively "Paul-Son" or the "Company") is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States.

  BASIS OF PRESENTATION

     Paul-Son Gaming Corporation was incorporated on December 22, 1993. The consolidated statements of operations and cash flows of Paul-Son for the period ended November 30, 1995 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and
Commercial Paul-Son, S.A. de C.V. ("Commercial"). The consolidated statements of operations and cash flows of Paul-Son for the period ended November 30, 1996 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. All material intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of November 30, 1996 and the related consolidated statements of operations and statements of cash flows for the six month periods ended November 30, 1996 and November 30, 1995 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

     A summary of the Company's significant accounting policies are as follows:

  CASH AND CASH EQUIVALENTS

  INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

  GOODWILL

     Goodwill  is  amortized  on a straight-line  basis  over  20 years.

  EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average
number  of  shares outstanding during the period.   Common  stock
equivalents were not material.

NOTE 2 - INVENTORIES

     Inventories consist of the following:


                            November 30,      May 31,
                                1996           1996

          Raw materials       $2,184,723     $2,778,329
          Work in process        452,366        436,726
          Finished goods       2,831,028      2,389,575
                              $5,468,117     $5,604,630


NOTE 3 - SHORT-TERM BORROWINGS

     The Company has available a revolving line of credit ("LOC") with a financial institution which allows maximum borrowings of $750,000 and is collateralized by a general pledge agreement covering all of the Company's assets. There was no balance outstanding under the LOC at November 30, 1996 or May 31, 1996. Interest on advances under the LOC is based on the financial institution's prime rate plus 2%, payable monthly. The credit agreement contains restrictive covenants, generally requiring the Company to maintain certain financial ratios as defined in the credit agreement. The maturity date of the line of credit is January 2, 1998.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt, other than amounts due to related parties, consists of the following:

                                                November 30,    May 31,
                                                    1996         1996

Note payable to an equipment financing
company, collateralized by a vehicle,
with interest at 7.9%, principal and
interest payments of $561 are due monthly
through June 1998                                   $7,390      $10,397

Notes payable to mortgage companies,
collateralized by real estate, interest
at 7.5% to 9.5%, principal and interest
payments of $898 are due monthly through
2016                                                66,515       68,056

Note payable to a bank, collateralized by
a deed of trust, interest at 8%,
principal and interest payments of $6,067
are due monthly through December 1998              386,292      406,376


Various capital lease obligations for
equipment, interest imputed at 15.5% to
25.2%, payable in monthly payments of
$5,220 through January 1998                         36,341       57,246
                                                  $496,538     $542,075
Less current portion                                83,115       85,914
                                                  $413,423     $456,161


NOTE 5 - RELATED PARTIES

     The Company purchased plastic coated playing cards from an entity owned in part by a former member of the Company's Board of Directors. Included in accounts payable at November 30, 1996 and May 31, 1996 are payables to the related entity for purchases in the amounts of $0 and $33,859, respectively. Included in interest expense is related party interest of approximately $0 and $5,055 for the six months ended November 30, 1996 and 1995 respectively.

     The following amounts were paid for legal, accounting and consulting fees to individuals who are or were members of the Company's Board of Directors.

                                Six Months Ended
                                  November 30,
                               1996           1995

Laurence A. Speiser          $53,042        $66,919
Wayne H. White                     0         23,819
Michael E. Cox                 8,117         25,913
                             $61,159       $116,651


     Long-Term Debt due to related parties consisted of the following:

                                            November 30,    May 31,
                                               1996          1996

Unsecured note payable to majority
stockholder, annual payments of
$125,000 plus interest at 6% with a
maturity date of March 1998                      $0         $15,000
                                                 $0         $15,000
Less current portion                              -               -
                                                 $0         $15,000

     On November 22, 1996, the Company advanced to Martin S. Winick, a member of the Company's Board of Directors, the sum of $150,000 under a line of credit loan ("Winick Loan") dated November 19, 1996. Outstanding amounts under the Winick Loan are to be repaid in full on or before December 1, 1998; until which time only interest is payable quarterly to the Company at an interest rate equal to prime plus 2%. The Winick Loan is secured by a general pledge agreement covering all of Mr. Winick's assets, rights to purchase certain shares of the Company's common stock, and a pledge of certain shares of the Company's common stock by the Company's majority stockholder.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  COMPARISON   OF   OPERATIONS  FOR  THE   THREE   MONTHS   ENDED
  NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

     REVENUES. For the three months ended November 30, 1996, revenues were approximately $6.3 million, a 2.9% or an approximately $177,000 increase over the approximately $6.1 million in revenues in the comparable period of the prior year. This increase was due principally to an increase in revenues from new casino openings and major casino expansions. During the three months ended November 30, 1996 the Company supplied products totaling approximately $2.9 million to nine new casinos and three major casino expansions, versus approximately $2.5 million to nine new casinos and three major expansions in the three months ended November 30, 1995. (Note: The Company's sales from new casino openings and major expansions for the quarter ended November 30, 1995 have been revised up from the $904,000 reported in the Company's report on Form 10-Q for the quarter ended November 30, 1995.) Core sales revenue, however, decreased by approximately $244,000 to approximately $3.4 million for the three months ended November 30, 1996, versus approximately $3.6 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the quarter ended November 30, 1996, compared to the quarter ended November 30, 1995, principally due to a decrease in plastic playing card sales of approximately $200,000 during the quarter. During September of this year, the Company was notified by it's primary supplier for plastic playing cards that it had granted an exclusive distributorship for it's cards to one of the Company's competitors and that the Company would no longer be a distributor of it's products. The Company has secured a new supplier for plastic playing cards at a substantially lower cost. The Company believes that the lower cost of the new supplier will enable it to re-gain the Company's prior market share of the plastic playing card market. Sales of the Company's own paper playing cards were also down during the quarter ended November 30, 1996, when compared with the same quarter of the prior year, by approximately $160,000, or 20%. Playing card sales were down due to a number of factors including the Company's efforts to restructure it's playing card sales force, which resulted in a temporary slowdown in playing card sales efforts, but which management believes will provide greater sales coverage in all geographic areas.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 65.0% for the current period as compared to 67.8% for the three months ended November 30, 1995. This percentage decrease was due to a number of factors including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), and a change in product mix sold during the quarter. Casino chip sales, for which the Company generates the highest gross margin, were approximately $2.9 million during the quarter, versus approximately $1.9 million in the comparable quarter of the prior year.

     During several of its most recent reporting quarters, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. During the quarter ended November 30, 1996 the value of the Mexican peso was more stable. The Company cannot predict what impact peso fluctuations will have on future costs of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit increased in absolute dollars by approximately $232,000 to approximately $2.2 million for the quarter ended November 30, 1996, up from approximately $2.0 million in the comparable period of the prior year. The increase was a result of higher revenues and the lower cost of revenues as a percentage of sales from 67.8% to 65.0%, as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended November 30, 1996, selling, general and administrative expenses ("SG&A") decreased approximately $280,000, or 16.1%, to $1.5 million, as compared to approximately $1.7 million in the comparable period of the prior year. SG&A reductions were achieved in almost all categories across the board with few exceptions. Major reductions in SG&A expenses included reductions in salaries and wages ($68,000), outside commissions ($50,000), legal and accounting ($46,000), and advertising and promotion ($29,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995. The only significant increases in SG&A categories during the quarter ended November 30, 1996 when compared to the quarter ended November 30, 1995 were in depreciation and amortization ($22,000) due to the addition of property and equipment purchased during the last year, and public relations costs ($21,000) associated with the Company's efforts to increase its investor communications.

     INTEREST EXPENSE. For the three months ended November 30, 1996, interest expense decreased approximately 33% to $11,000, compared to $16,000 in the same fiscal quarter of the prior year, as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

     NET INCOME. For the three months ended November 30, 1996 the Company had a record quarterly net income of approximately $483,000, an increase in net income of approximately $331,000 compared to the net income of approximately $152,000 for the three months ended

November 30, 1995, primarily as a result of increases in sales and gross profit, and decreases in SG&A expenses over the comparable period in the prior year. Net income per share was $.15 for the three months ended November 30, 1996, compared to net income of $0.05 per share for the three months ended November 30, 1995, based on the weighted average number of shares outstanding.

  COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER  30,
  1996 AND NOVEMBER 30, 1995

     REVENUES. For the six months ended November 30, 1996, revenues were approximately $12.3 million, a 3.7% or an approximately $446,000 increase over the approximately $11.9 million in revenues in the comparable period of the prior year. This increase was due principally to an increased number of new casino openings, as the Company supplied products totaling approximately $4.6 million to 14 new casinos and three major expansions, versus approximately $3.4 million to 14 new casinos and three major expansions in the comparable period of the prior year. (Note: The Company's sales from new casino openings and major expansions for the six months ended November 30, 1995 have been revised up from the $1.9 million reported in the Company's report on Form 10-Q for the quarter ended November 30, 1995.) Core sales revenue, however, decreased by approximately $800,000 to approximately $7.7 million for the six months ended November 30, 1996, versus approximately $8.5 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the six months ended November 30, 1996 compared to the six months ended November 3, 1995, principally due to a decrease in playing card sales during the quarter. Playing card sales were down due to a number of factors including the change in the Company's supplier of plastic playing cards, as discussed above, and a slowdown in shipments to many of the Company's contract playing card customers who had a temporary overstock of playing cards in their facilities during the first quarter of the fiscal year. Also, during the six month period, the Company restructured it's playing card sales force, which resulted in a temporary slowdown in playing card sales efforts, but which management believes will provide greater sales coverage in all geographic areas. The Company has also initiated the development of an improved playing card product which the Company believes will increase sales of playing cards in the future.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 66.6% for the current period as compared to 70.1% for the six months ended November 30, 1995. This percentage  decrease  was due to a number  of  factors  including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), and a change in product mix sold during the quarter. Casino chip sales, for which the Company generates the highest gross margin, were approximately $5.2 million during the six months, versus approximately $3.4 million in the comparable quarter of the prior year.

     During several of its most recent reporting periods, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. During the quarter ended November 30, 1996 the value of the Mexican peso was more stable. The Company cannot predict what impact peso fluctuations will have on the cost of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit increased in absolute dollars by approximately $561,000 to approximately $4.1 million for the six months ended November 30, 1996, up from approximately $3.6 million in the comparable period in the prior year. The increase was a result of higher revenues and the lower cost of revenues as a percentage of sales from 70.1% to 66.6%, due to the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended November 30, 1996, SG&A decreased approximately $655,000, or 18.5%, to approximately $2.9 million, as compared to approximately $3.5 million in the comparable period of the prior year. SG&A reductions were achieved in almost all categories across the board with few exceptions. Major reductions in SG&A expenses included reductions in salaries and wages ($128,000), outside labor and consultants ($45,000), advertising and promotion ($78,000), outside commissions ($120,000), legal and accounting ($73,000), postage and shipping ($40,000), and travel and entertainment ($65,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995.

     INTEREST EXPENSE. For the six months ended November 30, 1996, interest expense decreased approximately 31% to approximately $24,000, compared to approximately $36,000 in the same six months of prior year, as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

     NET INCOME. For the six months ended November 30, 1996, the Company had a record six month net income of approximately $805,000, an increase in net income of approximately $763,000 compared to the net income of approximately $42,000 for the six months in net income ended November 30, 1995, primarily as a result of increases in sales and gross profit, and decreases in SG&A expenses over the comparable period in the prior year. Net income per share was $.24 for the six months ended November 30, 1996, compared to net income of $0.01 per share for the six months ended November 30, 1995, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $8.2 million at November 30, 1996, versus approximately $7.6 million at May 31, 1996. Working capital increased during the six months ended November 30, 1996, primarily due to the Company's net income before depreciation of approximately $1.2 million, offset by the Company's investment in property, plant and equipment, of approximately $448,000 and notes receivable of $150,000 during the quarter.

     CASH FLOW. Operating activities provided approximately $1.3 million in cash during the six months ended November 30, 1996, as compared to approximately $700,000 provided during the same period in the prior year. Net income before depreciation and income taxes was the major factor contributing approximately $1.2 million to the increase in cash provided by operations. Other significant sources of cash during the period included collection of customer deposits on future orders ($907,000), decreases in inventory ($137,000) and increases in income taxes payable ($162,000). Significant uses of cash included investments in property, plant and equipment ($448,000) and notes receivable ($150,000), income tax payments ($320,000), increases in accounts receivable ($655,000) and other current assets ($308,000) and reduction of accounts payable and accrued expenses ($210,000).
Overall cash increased by approximately $684,000 during the period.

     LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with Wells Fargo Bank of Nevada ("Wells Fargo") which presently allows the Company to borrow up to $750,000. The Line of Credit matures on January 2, 1998. As of November 30, 1996, no advances were outstanding and the total amount of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Wells Fargo, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate of 2.0% over Wells Fargo's prime lending rate.

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain a current ratio (current assets to current liabilities) of not less than 1.5 to 1, a debt to worth ratio (total liabilities divided by stockholders' equity) of less than 1 to 1 and a fixed charge coverage ratio ((earnings before interest, taxes, depreciation and amortization) divided by (prior period current maturities of long term debt plus interest plus rent)) of at least 2.0 to 1.

     SECURED DEBT. In December 1993, the Company obtained a $500,000 loan for capital expenditures and working capital purposes (the "Note") from a financial institution. The note bears interest at 8% per annum, with monthly payments of principal and interest totaling $6,067. The note matures on December 1, 1998 and is secured by a deed of trust on the Company's headquarters (the "Las Vegas Facility").

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). There does not appear to be any seasonality associated with the Company's "core sales" to existing customers.

     BACKLOG. Open orders as of November 30, 1996 totaled approximately $3.2 million, compared to approximately $3.0 million as of November 30, 1995. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

     NEW LAS VEGAS FACILITY. In September of 1995 the Company purchased a 62,000 square foot facility (the "New Las Vegas
Facility") in Las Vegas, Nevada which is located near the Las

Vegas Facility for $2,000,000. Since September 1995, the Company has made improvements totaling approximately $300,000 to the New
Las Vegas Facility.

     On January 18, 1996 the Company announced that its Board of Directors authorized management to install a playing card production line in its San Luis, Mexico facility. The use of existing space at its Mexico facility will provide additional playing card production capacity while the Company evaluates production costs and efficiencies that may be achieved in the Mexico facility. The additional production line will also augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market, which provides additional opportunities to the Company. The Company's ability to compete for additional market share in playing card sales should be enhanced by lowering per unit production costs. Management is analyzing whether the anticipated lower production costs in the additional playing card production facility will further direct the transition of other portions of its manufacturing facilities to Mexico. The Company commenced installation of the playing card production line in the San Luis, Mexico facility on January 8, 1997 and anticipates that installation will be complete within 30 days. The recently expanded playing card production line at the New Las Vegas Facility will continue to operate during the evaluation period.

     During the evaluation period, the Company has decided to postpone the relocation of all of its present Las Vegas operations to the New Las Vegas Facility. At the present time the Company has placed both the New Las Vegas Facility and the Las Vegas Facility on the market. Should either facility be sold prior to an offer being made on the other facility, the Company will relocate all of its office, manufacturing and warehouse operations to the remaining facility. Should both facilities be sold, the Company will buy or lease other facilities within the Las Vegas metropolitan area.

  STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking within the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated performance, financing sources and the relocation of certain operations. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the
Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to sales efforts and customer response thereto, the level of new casino openings and replacement of table game equipment by existing casinos, the Company's success in lowering manufacturing costs, dependence on existing management, gaming regulation (including action affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

     For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1996, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

     NOTE:   Dollar  amounts  have  been  rounded  for  narrative
purposes while the percentages were calculated using actual amounts.

                   PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on October 17, 1996, the Company's stockholders voted on the following matters:

     (a)  Election of Directors.


      NAME OF DIRECTOR     For       Against   Abstain   Unvoted

     Eric P. Endy        3,137,202     67,826     0        0
     Richard W. Scott    3,138,602     66,426     0        0


     (b) Approval and ratification of an amendment to the Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan.

                           For      Against   Abstain   Unvoted
                         2,248,321   119,358    14,073   823,276

ITEM 5. OTHER INFORMATION

     None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           EXHIBIT
           NUMBER   DESCRIPTION

            10.01 Consulting Agreement dated as of July 29, 1996, by and between Paul-Son Gaming Corporation and Martin S. Winick; Addendum to Consulting Agreement by and between Martin S. Winick and Paul-Son Gaming Corporation dated as of November 19, 1996, by and between Paul-Son Gaming Corporation and Martin S. Winick.

            10.02 Line of Credit Agreement dated as of November 19, 1996, by and between Paul-Son Gaming Corporation and Martin S. Winick, Line of Credit Promissory Note, dated November 1996, executed by Martin S. Winick, in favor of Paul-Son Gaming Corporation; Security Agreement dated November 19, 1996, executed by Martin S. Winick, in favor of Paul-Son Gaming Corporation; Assignment
                    Agreement  dated  November  19,   1996,   by
                    Martin   S.   Winick  to   Paul-Son   Gaming
                    Corporation;   and  Collateral   Undertaking
                    Agreement dated November 19, 1996 by and between Paul S. Endy, Jr., individually and as trustee of the Paul S. Endy, Jr. Living Trust, and Paul-Son Gaming Corporation.

            27.01   Financial Data Schedule



     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PAUL-SON GAMING CORPORATION

                                  /s/  Eric P. Endy
Date:  January 13, 1997      By:  Eric P. Endy, President
                                     (Duly Authorized Officer)


                                  /s/  Kirk Scherer
Date:  January 13, 1997      By:  Kirk Scherer, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial
                                    Officer)

                          EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION                                      PAGE

 10.01   Consulting  Agreement dated as of  July  29,      20
         1996,   by   and  between  Paul-Son   Gaming
         Corporation  and Martin S. Winick;  Addendum
         to   Consulting  Agreement  by  and  between
         Martin   S.   Winick  and  Paul-Son   Gaming
         Corporation dated as of November  19,  1996,
         by  and  between Paul-Son Gaming Corporation
         and Martin S. Winick.

 10.02   Line   of  Credit  Agreement  dated  as   of      34
         November  19, 1996, by and between  Paul-Son
         Gaming  Corporation and  Martin  S.  Winick,
         Line   of  Credit  Promissory  Note,   dated
         November   1996,  executed  by   Martin   S.
         Winick,   in   favor  of   Paul-Son   Gaming
         Corporation;   Security   Agreement    dated
         November  19,  1996, executed by  Martin  S.
         Winick,   in   favor  of   Paul-Son   Gaming
         Corporation;   Assignment  Agreement   dated
         November  19, 1996, by Martin S.  Winick  to
         Paul-Son  Gaming Corporation; and Collateral
         Undertaking  Agreement  dated  November  19,
         1996  by  and  between Paul  S.  Endy,  Jr.,
         individually and as trustee of the  Paul  S.
         Endy,  Jr. Living Trust, and Paul-Son Gaming
         Corporation.

 27.01   Financial Data Schedule                           79
