Form 10-Q
period 1997-02-28
PAUL SON GAMING CORP
filed 1997-04-15
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 28, 1997

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

3,324,000 shares of Common Stock, $0.01 par value as of February
                            28, 1997



                 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              FEBRUARY 28, 1997 and MAY 31, 1996

                        ASSETS (Note 3)

                                                              FEBRUARY 28,           MAY 31,
                                                                  1997                 1996
CURRENT ASSETS
   Cash and cash equivalents                                 $  1,229,720         $    997,509
   Trade receivables, less allowance for doubtful
     accounts ($354,477, February 28, 1997; $281,712,
     May 31, 1996)                                              4,144,942            2,601,910
   Inventories (Note 2)                                         5,597,377            5,604,630
   Prepaid expenses                                               105,107              170,903
   Other current assets                                           334,248              296,660
     Total current assets                                      11,411,394            9,671,612

PROPERTY AND EQUIPMENT, net (Note 4)                            7,223,341            7,259,423

OTHER ASSETS
   Note receivable (Note 5)                                       150,000                    -
   Other assets                                                   461,506              470,090
                                                                  611,506              470,090
                                                             $ 19,246,241         $ 17,401,125


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings (Note 3)                            $    150,000         $          -
   Current maturities of long-term debt (Note 4)                   32,646               85,914
   Accounts payable (Note 5)                                      641,150              661,521
   Accrued expenses                                               378,200              403,627
   Customer deposits                                            1,269,330              865,438
   Income tax payable                                             486,057               54,170
     Total current liabilities                                  2,957,383            2,070,670

LONG-TERM DEBT, net of current maturities
   Due to related parties (Note 5)                                      -               15,000
   Other (Note 4)                                                  64,942              456,161
                                                                   64,942              471,161

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                        -                    -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding
     3,324,000 shares                                              33,240               33,240
   Additional paid-in capital                                  12,256,698           12,256,698
   Retained earnings                                            3,933,978            2,569,356
                                                               16,223,916           14,859,294
                                                             $ 19,246,241         $ 17,401,125

                      PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,        FEBRUARY 29,
                                                     1997               1996               1997                1996

Revenues                                          $ 6,874,845       $ 5,188,506         $19,224,621         $17,092,263

Cost of revenues
   Related party                                            -           341,792                   -             788,112
   Other                                            4,821,270         3,486,219          13,048,489          11,382,470
                                                    4,821,270       $ 3,828,011         $13,048,489         $12,170,582

   Gross profit                                   $ 2,053,575         1,360,495           6,176,132           4,921,681

Selling, general and
   administrative expenses                          1,539,791         1,496,188           4,417,305           5,028,261

   Operating income (loss)                        $   513,784       $  (135,693)        $ 1,758,827         $  (106,580)

Other income                                          360,125            12,113             407,209              82,979
Interest expense (Note 5)                              (1,247)          (14,974)            (36,659)            (50,603)

Income (loss) before income taxes                 $   872,662       $  (138,554)        $ 2,129,377         $   (74,204)

Income tax (expense)/benefit                         (302,039)           48,494            (764,755)             25,971

Net income (loss)                                 $   570,623       $   (90,060)        $ 1,364,622         $   (48,233)

Net income per share                              $      0.17       $     (0.03)        $      0.41         $     (0.01)

Weighted average common
   shares outstanding                               3,324,000         3,324,000           3,324,000           3,324,000


                       PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                              FEBRUARY 28,         FEBRUARY 29,
                                                                                  1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                              $   18,041,084       $  19,047,679
   Cash paid to suppliers and employees                                         (16,756,283)        (18,422,049)
   Interest received                                                                 57,056              50,747
   Interest paid                                                                    (36,659)            (50,603)
   Income tax refund                                                                    842             400,000
   Income taxes paid                                                               (344,700)             (6,750)
     Net cash provided by operating activities                                      961,340           1,019,024

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received from sale of property and equipment                            464,161              13,000
   Decrease in short-term investments                                                     -           1,493,536
   Investment in note receivable (note 5)                                          (150,000)                  -
   Purchase of property and equipment                                              (733,803)         (2,682,971)
     Net cash provided by (used in) investing activities                           (419,642)         (1,176,435)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                 (15,000)           (175,000)
   Proceeds received from short-term borrowings                                     150,000
   Principal payments on long-term borrowings                                      (444,487)            (69,681)
     Net cash provided by (used in) financing activities                           (309,487)           (244,681)

       Net increase (decrease) in cash and cash equivalents                         232,211            (402,092)

CASH AND CASH EQUIVALENTS, beginning                                                997,509           1,253,987

CASH AND CASH EQUIVALENTS, ending                                            $    1,229,720       $     851,895


RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES

     Net Income                                                              $    1,364,622       $     (48,233)
     Adjustments to reconcile net income  to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                              628,273             507,921
         Provision for bad debts                                                     72,000              58,178
         (Gain) loss on sale of assets                                             (322,549)              5,407
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                           (1,615,032)            794,247
            Decrease in income tax refund claim                                           -             400,000
            (Increase) decrease in inventories                                        7,253            (113,581)
            (Increase) decrease in other current assets                             (37,588)            157,000
            (Increase) decrease in other assets                                       8,584              12,503
            (Increase) decrease in prepaid expenses                                  65,796             (21,109)
            Increase (decrease) in account payable and accrued expenses             (45,798)         (1,856,840)
            Increase (decrease) in customer deposits                                403,892           1,123,531
            Increase (decrease) in income taxes payable                             431,887                   -

           Net cash provided by operating activities                         $      961,340       $   1,019,024


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

     Basis of presentation

     Paul-Son Gaming Corporation was incorporated on December 22, 1993. The consolidated statements of operations and cash flows of Paul-Son for the period ended February 29, 1996 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and
Commercial Paul-Son, S.A. de C.V. ("Commercial"). The consolidated statements of operations and cash flows of Paul-Son for the period ended February 28, 1997 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. In July 1994, Paul-Son Supplies' name was changed from Paul-Son Dice and Card, Inc., to its current name. All material intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of February 28, 1997 and the related consolidated statements of operations and statements of cash flows for the nine month periods ended February 28, 1997 and February 29, 1996 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

     Earnings per share

     Earnings per share is computed based on the weighted average number of shares outstanding during the period. The effect of common stock equivalents to date have not been material.

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS N. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management has not determined the effect of this statement on earnings per share as presented.

Note 2  -  INVENTORIES

                                               February 28,    May 31,
                                                   1997          1996
     Inventories consist of the following:
            Raw materials                       $2,148,730    $2,778,329
            Work in process                        608,869       436,726
            Finished goods                       2,839,778     2,389,575
                                                $5,597,377    $5,604,630

Note 3  -  SHORT-TERM BORROWINGS

        The Company has available a revolving line of credit ("LOC") with a financial institution which allows maximum borrowings of $750,000 and is collateralized by a general pledge agreement covering all assets. The outstanding balance at February 28, 1997 was $150,000. There was no outstanding balance at May 31, 1996. Interest on advances under the LOC is based on the financial institution's prime rate plus 2%, payable monthly. The credit agreement contains restrictive covenants, generally requiring the Company to maintain certain financial ratios as defined in the agreement. The maturity date of the line of credit is January 2, 1998.

Note 4  -  LONG-TERM DEBT AND PLEDGED ASSETS

      Long-term debt, other than amounts due to related parties, consists of the following:

                                                    February 28,       May 31,
                                                        1997            1996

Note payable to an equipment financing company,
 collateralized by a vehicle, with interest at
 7.9%, principal and interest payments of $561
 are due monthly through June 1998.                   $   5,842     $  10,397

Notes payable to mortgage companies, collateralized
 by real estate, interest at 7.5% to 9.5%, principal
 and interest payments of $898 are due
 monthly through 2016                                    65,272        68,056

Note payable to a bank, collateralized by a deed of
 trust, interest at 8%, principal and interest
 payments of $6,067 are due monthly through
 December 1998                                                0       406,376

Various capital lease obligations for equipment,
 interest imputed at 15.5% to 25.2%, payable in
 monthly payments of $5,220 through January 1998         26,474        57,246
                                                         97,588       542,075
Less current portion                                     32,646        85,914
                                                      $  64,942     $ 456,161

Note 5  -  RELATED PARTIES

      The Company purchases plastic coated playing cards from an entity owned in part by one of the former Directors of the Company. Included in accounts payable at February 28, 1997 and May 31, 1996 are payables to the related entity for purchases in the amounts of $76,684 and $33,859, respectively. Included in interest expense is related party interest of approximately $0 and $6,566 for the nine months ended February 28 and 29, 1997 and 1996 respectively.

      The following amounts were paid for legal, accounting and consulting fees to individuals who were members of the Company's
Board of Directors.

                                         Nine Months Ended
                                         February 28 & 29
                                       1997          1996
Laurence A. Speiser                  $107,861      $ 97,651
Wayne H. White                              0        23,819
Michael E. Cox                         11,019        31,928
                                     $118,880      $153,398

Long-term debt due to related parties consisted of the following:

                                                   February 28,    May 31,
                                                       1997          1996
Unsecured note payable to majority stockholder,
  annual payments of  $125,000 plus interest at
  6% with a maturity date of March 1998                 $0       $15,000

                                                        $0       $15,000
Less current portion                                     -             -
                                                        $0       $15,000

     On November 22, 1996 the Company advanced to Martin S. Winick, a member of the Board of Directors, the sum of $150,000 on a line of credit loan dated November 19, 1996, to be repaid in full on or before December 1, 1998, with interest only payable quarterly to the Company at an interest rate equal to prime plus 2%. The loan is secured by a general pledge agreement covering all of Mr. Winick's assets, rights to purchase certain shares of the Company's stock, and a guarantee by the Company's majority stockholder.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison  of Operations for the Three Months Ended February 28,
1997 and February 29, 1996

     Revenues. For the three months ended February 28, 1997, revenues were $6.9 million, a 32.5% or $1.7 million increase over the approximately $5.2 million in revenues in the comparable period of the prior year. This increase was due principally to an increase in revenues from new casino openings and major casino expansions. During the three months ended February 28,1997 the Company supplied products totaling approximately $2.9 million to 12 new casinos and 2 major casino expansions, versus approximately $1.0 million to 9 new casinos in the comparable period of the prior year. Core sales revenue however, decreased by approximately $280,000 to approximately $3.9 million for the three months ended February 28, 1997, versus approximately $4.2 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company' s existing customer base, decreased during the quarter ended February 28, 1997 principally due to a decrease in sales of paper playing cards of approximately
$203,000 or 24.7% during the quarter. Playing card sales were down due to a number of factors including the Company's efforts to restructure its playing card sales force and the transition of a portion of the playing card production to the Company's San Luis, Mexico factory, both of which resulted in a temporary slowdown in playing card sales efforts. However, management believes that the playing card sales and production transition is substantially complete and sales of playing cards will improve in the future.

     Cost of Revenues. Cost of revenues, as a percentage of sales, decreased to 70.1% for the current period as compared to 73.8% for the three months ended February 29, 1996. This percentage decrease was primarily due to the higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs).

     During several of its most recent reporting quarters, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. During the quarter ended February 28, 1997 the value of the Mexican peso remained stable. The Company cannot predict what impact fluctuations will have on future costs of the Company's products manufactured in Mexico.

     Gross Profit. Gross profit increased in absolute dollars by approximately $693,000 to approximately $2.1 million for the quarter ended February 28, 1997, up from approximately $1.4 million in the comparable period of the prior year. This increase was a result of higher revenues and the lower cost of revenues as a percentage of sales from 73.8% to 70.1% as discussed above.

     Selling, General and Administrative Expenses. For the three months ended February 28, 1997, 1996, selling, general and administrative expenses ("SG&A") increased approximately $44,000 or 2.9%, to $1.54 million, as compared to $1.5 million in the comparable period of the prior year, primarily due to an increase of almost $50,000 in salaries and wages from increased sales commissions paid on the Company' s higher revenues. Other significant changes in SG&A expenses during the quarter ended February 28, 1997 when compared to the quarter ended February 29, 1996 were increases in depreciation and amortization ($41,000) due to the addition of property and equipment purchased during the last year, and decreases in advertising and promotion ($22,000) and bad debt expense ($44,000). The reduction in bad debt expense reflected a recovery of $44,000 from a customer account previously written off in a prior reporting period.

     Other Income. On February 28, 1997 the Company sold an approximately 9,000 square foot building located at 2133 Industrial Road in Las Vegas which was part of the original Las Vegas Facility (see the Company's discussion of Material Changes In Financial Condition below) for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $204,000 net of income taxes ($321,000 before income taxes), which is included in the Company's increase of approximately $348,000 in other income when compared to the prior year.

      Net Income. For the three months ended February 28, 1997 the Company had record quarterly net income of approximately 570,623, an increase in net income of $661,000 compared to the February 29, 1996 net loss of approximately $90,000, primarily as a result of increases in sales and gross profit over the comparable period in the prior year, and the capital gain of approximately $204,000 (net of tax) from the sale of one of the Company's buildings as discussed above. Net income per share was $.17 for the three months ended February 28, 1997, as compared to a net loss of $(0.03) per share for the three months ended February 29, 1996, based on the weighted average number of shares outstanding.

Comparison  of Operations for the Nine Months Ended February  28,
1997 and February 29, 1996

       Revenues. For the nine months ended February 28, 1997, revenues totaled approximately $19.2 million, a $2.1 million increase over the approximately $17.1 million sold in the comparable period of the prior year. This 12.5% increase was due to an increased number of new casino openings, as the Company supplied products totaling approximately $7.6 million to 25 new casinos and 6 major expansions versus approximately $3.4 million to 23 new casinos and 3 major expansions in the comparable period of the prior year. (Note: The Company's sales from new casino openings and major expansions for the nine months ended February 29, 1996 have been revised up from the $2.9 million previously discussed in the Company's 10Q for the quarter ended February 29,
1996). Core sales revenue however, decreased by approximately $2.0 million to approximately $11.7 million for the nine months ended February 28, 1997, versus approximately $13.7 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the nine months ended February 29, 1997 principally due to a decrease in playing card sales, both paper and plastic, during the period. Playing card sales were down due to a number of factors including a change in the Company's supplier of plastic playing cards during the second quarter of the fiscal year and the slowdown in shipments to many of the Company's contract playing card customers who had a temporary overstock of playing cards in their facilities during the first quarter of the fiscal year. During the nine month period, the Company restructured its playing card sales force and commenced the transition of a portion of the playing card production to its San Luis, Mexico factory, which resulted in a temporary slowdown in playing card sales efforts, but which should provide greater sales coverage in all geographic areas and more competitive pricing in the future. The Company has also initiated the development of an improved playing card product which the Company believes will increase sales of playing cards in the future.

       Cost of Revenues. Cost of revenues, as a percentage of sales, decreased to 67.9% for the current period as compared to 71.2% for the nine months ended February 29, 1996. This percentage decrease was due to a number of factors including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), and a change in product mix sold during the period. Chip sales, for which the Company generates the highest gross margin were $7.4 million during the nine months versus $5.1 million in the comparable period of the prior year.

       During several of its most recent reporting periods, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. During the nine months ended February 28, 1997 the value of the Mexican peso remained relatively stable. The Company cannot predict what impact fluctuations will have on future costs of the Company's products manufactured in Mexico.

       Gross Profit. Gross profit increased in absolute dollars by approximately $1.3 million over the comparable period in the prior year as a result of higher revenues and the lower cost of revenues as a percentage of sales from 71.2% to 67.9% due to the factors discussed above.

     Selling, General and Administrative Expenses. For the nine months ended February 28, 1997, SG&A decreased approximately $611,000 or 12.2%, to $4.4 million as compared to $5.0 million in the comparable period of the prior year. SG&A reductions were achieved in almost all categories across the board with few exceptions. Major reductions in SG&A expenses included reductions in salaries and wages ($78,000), advertising and promotion ($81,000), outside commissions ($114,000), legal and accounting ($70,000), postage and shipping ($35,000), and travel and entertainment ($64,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995. The only significant increase in SG&A costs was in depreciation and amortization ($75,000) due to the addition of property and equipment purchased during the several quarters.

       Interest Expense. For the nine months ended February 28, 1997, interest expense decreased approximately 28% from $51,000 to $37,000 compared to the same nine months of the prior year, as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

       Other Income. On February 28, 1997 the Company sold an approximately 9,000 square foot building located at 2133 Industrial Road in Las Vegas which was part of the original Las Vegas Facility (see the Company's discussion of Material Changes In Financial Condition below) for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $204,000 net of income taxes ($321,000 before income taxes), which is included in the Company's increase of approximately $324,000 in other income when compared to the same nine months of the prior year.

       Net Income. For the nine months ended February 28, 1997, the Company had record net income of approximately $1.4 million, an increase of approximately $1.4 million over the net loss of approximately $48,000 during the nine month period ended February 29, 1996, primarily as a result of increases in sales and gross profit and decreases in SG&A expenses over the comparable period in the prior year and the capital gain of approximately $204,000 (net of tax) from the sale of one of the Company's buildings as discussed above. Net income per share was $.41 for the nine months ended February 28, 1997 as compared to a net loss of $(0.01) per share for the nine months ended February 29, 1996, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

     Overview.   Management believes that the combination of cash
flow  from   operations and cash on hand  will provide sufficient
liquidity both on a short  term and long term basis.

      Working Capital. Working capital totaled approximately $8.5 million at February 28, 1997, versus approximately $7.6 million at May 31, 1996. Working capital increased during the nine months ended February 28, 1997, primarily due to the Company's net income before depreciation of approximately $2.0 million, offset by the Company's investment in property, plant and equipment, of approximately $734,000 during the period.

       Cash Flow. Operating activities provided almost $1.0 million in cash during the nine months ended February 28, 1997, as compared to just over $1.0 million provided during the same period in the prior year. Net income before depreciation and income taxes was the major factor contributing approximately $2.0 million to the cash provided by operations. Other significant sources of cash during the period included collection of customer deposits on future orders ($404,000), and increases in income taxes payable ($432,000). Significant uses of cash included investments in property, plant and equipment ($734,000), income tax payments ($345,000), and increases in accounts receivable ($1,615,000). Overall cash increased by approximately $232,000 during the period.

      Line of Credit. The Company maintains a line of credit (the "Line of Credit") with Wells Fargo Bank of Nevada ("Wells Fargo") which presently allows the Company to borrow up to $750,000. The Line of Credit matures on January 2, 1998. As of February 28, 1997, $150,000 in advances were outstanding and $600,000 of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Wells Fargo, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate of 2.0% over Wells Fargo's prime lending rate.

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

      Secured Debt. In December 1993, the Company obtained a $500,000 loan for capital expenditures and working capital purposes (the "Note") from a financial institution. The Note bears interest at 8% per annum, with monthly payments of principal and interest totaling $6,067. The Note was paid off in connection with the sale of the approximately 9,000 square foot building on February 28, 1997. The Note had an original maturity date of December 1, 1998 and was secured by a deed of trust on the building sold.

     Seasonality. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). There does not appear to be any seasonality associated with the Company's "core sales" to existing customers.

       Backlog. Open orders as of February 28, 1997 totaled approximately $2.0 million, compared to approximately $4.0 million at February 29, 1996. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

      New Las Vegas Facility. In September of 1995 the Company purchased for $2,000,000 an existing 62,000 square foot office and manufacturing facility ("New Las Vegas Facility") in Las Vegas, Nevada which is located near its present headquarters. Since September 1995, the Company has made improvements totaling approximately $300,000 to the New Las Vegas Facility.

      On January 18, 1996 the Company announced that its Board of Directors authorized management to install a playing card production line in its San Luis, Mexico facility. The use of existing space at its Mexico facility will provide additional playing card production capacity while the Company evaluates production costs and efficiencies that may be achieved in the Mexico facility. During January of 1997, the Company completed the installation of the playing card production line in San Luis and commenced the start-up and transition of a portion of its playing card production at this facility.

     This additional production line will augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market, which will provide additional opportunities for the Company. The Company's ability to compete for additional market share in playing card sales should be enhanced by lowering per unit production costs. Management is analyzing whether the anticipated lower production costs in the additional playing card production facility will further direct the transition of other portions of its manufacturing facilities to Mexico. The recently expanded playing card production line at the New Las Vegas Facility will continue to operate during the evaluation period.

      During this last quarter ended February 28, 1997, the Company sold approximately 9,000 square feet of its facilities at the original Las Vegas Facility. As a result, the Company has decided to relocate of all of its present Las Vegas operations except its retail showroom to the New Las Vegas Facility. The remaining buildings at the original Las Vegas Facility are still on the market for either sale or lease.

Statement  on  Forward-Looking Information

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance, financing sources and the relocation of certain operations. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, gaming regulation (including action affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

       For a summary of additional factors affecting forward looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1996, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

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


                                   PAUL-SON GAMING CORPORATION


Date:  April 14, 1997              By:  /s/ Eric P. Endy
                                        Eric P. Endy, President
                                          (Duly Authorized Officer)



Date:  April 14,1997               By:  /s/ Kirk Scherer
                                        Kirk Scherer, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial
                                          Officer)


                          EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION                                    PAGE

 27.01     Financial Data Schedule