Form 10-K
period 1997-05-31
PAUL SON GAMING CORP
filed 1997-08-29
CIK 918580

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K

(Mark One)

[ ]  ANNUAL  REPORT  PURSUANT  TO   SECTION  13  OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended            May 31, 1997
                              ------------------------------------

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ---------------    ------------

     Commission file number                  0-23588
                           ---------------------------------------

                     PAUL-SON GAMING CORPORATION
------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            NEVADA                             88-0310433
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

 1700 South Industrial Road, Las Vegas, Nevada          89102
------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

                           (702)  384-2425
------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                 ON WHICH REGISTERED

        Not Applicable                      Not Applicable
------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $ .01 PAR VALUE
------------------------------------------------------------------
                           (Title of class)

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 22, 1996, based on the last reported bid price as reported on the Nasdaq National Market of $13 5/8 per share, was approximately $20,719,538.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 22, 1997.

     Common Stock, $.01 par value, 3,421,500 shares


               DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated by reference from the Paul-Son Gaming Corporation Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.   BUSINESS

     Paul-Son Gaming Corporation, a Nevada corporation (the "Company" or "Paul-Son"), is the leading manufacturer and supplier of casino table game equipment in the United States. Currently the Company's products include casino chips, table game layouts, playing cards, dice, gaming furniture and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas and San Luis, Mexico and sales offices in Las Vegas; Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; New Orleans, Louisiana; Ft. Lauderdale, Florida; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States, and management believes that it has the leading market share for most of its principal product lines.

     The Company also has retail sales outlets which provide casino-quality products for personal use, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components. Further, scaled-down gaming furniture and accessories are also offered for personal use. The Company's retail outlets are an adjunct to its branch sales offices in all but the New Orleans, Portland and Ontario locations.

     The Company was founded in 1963 by its current Chairman, Paul S. Endy, Jr. and initially manufactured and sold dice to casinos in Las Vegas. In the more than 30 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

     As a full-service supplier, Paul-Son manufactures products to meet particular customer and industry specifications, which may include a range of shapes and sizes, varied color schemes and other graphics, and security and anti-counterfeit features. The useful lives of the Company's products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, the Company's core business is the ongoing replacement sale of these products. When a new casino opens, the Company strives to supply most of the products required to operate the casino's table games, frequently on a sole-supplier basis. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis, as the new casino becomes part of the Company's core customer base.

RECENT DEVELOPMENTS

  PAUL-SON'S DRAW POKER

     In July 1997, the Company entered into an agreement with Pit Six Gaming, LLC ("Pit Six Gaming") to be the exclusive manufacturer and distributor of a new table game developed by Pit Six Gaming to be marketed under the name "Paul-Son's Draw Poker". The agreement is for a period of six months, during which time the Company will have the opportunity to evaluate the marketability and demand for the new game. Under the agreement, the parties will split equally any revenues from the game during the evaluation period. At the Company's option, after the six month period, the parties may enter into a long-term agreement wherein the Company will continue to be the exclusive manufacturer and distributor of the game, with the parties dividing the revenues derived from the game on a 50%-50% basis.

  NON-GAMING PRODUCTS

     In August 1997, the Company announced the formation of a 50%-50% joint venture with DeBartolo Entertainment, LLC ("Debartolo Entertainment") in a newly formed limited liability company, Brand One Marketing, LLC ("Brand One"). Brand One was organized for the purpose of marketing non-gaming commemorative chips or "trading discs" and commemorative playing cards to the sports, travel, and entertainment memorabilia markets. Because management of the Company believes DeBartolo Entertainment to be one of the leading sports and entertainment promoters in the United States, management believes that this joint venture will allow the Company to enter the non-gaming promotional products and collectibles market on a national basis. The Company will be the exclusive manufacturer and supplier of all products marketed by Brand One.

BUSINESS STRATEGY

     During its more than 30 years of operations, management believes the Company has established an excellent reputation for product quality, reliability, customer service and value. In addition, the Company has developed an extensive distribution network and is licensed or authorized to supply gaming equipment in every state in the United States in which such licenses are required. The Company is also licensed or authorized to supply gaming equipment on a number of Native American lands and in Victoria, Australia, and Ontario, Quebec and Saskatchewan, Canada. The Company has applications pending for licensing in British Columbia, Canada, and Mpumalanga and Gauteng, South
Africa.  The  Company's  strategy for  continued  growth  is  to:
(i) capitalize upon its competitive advantages to maintain its market position for those products in which it has a dominant share and thereby benefit from the expected continued growth in the United States casino market; (ii) upgrade its manufacturing facilities and aggressively pursue market share for products, such as playing cards, in which the Company does not currently have a leading share; (iii) expand internationally into growing casino markets, including those in Canada, Australia, Europe, South America, Central America, Asia, Africa and the Caribbean;
(iv) enhance management's ability to respond quickly to changes in market conditions by upgrading the Company's financial reporting and management information systems; and (v) develop or acquire new products which the Company can sell through its existing distribution network.

PRODUCTS

  CASINO CHIPS

     Paul-Son designs and manufactures casino chips to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, and security and anti-counterfeit features. Casino chips are manufactured from a proprietary formulation of approximately ten raw materials using a compression molding system that management believes is unique to the industry. The Company has developed the ability to mold detailed graphics bearing casino logos or other designs onto both sides of a chip. In addition, customized security and identifying features are incorporated into a chip.

     A casino will generally order all of its chips, including replacement chips after wear and usage, from a single supplier. Accordingly, Paul-Son strives to become the original chip supplier to a casino upon its opening. A new casino order will typically include approximately five distinct chip colors and styles, ranging in denominations from $1 to $1,000. The Company's selling price is generally between $.60 and $.80 per chip, depending upon the specification, design and security features. Given this relatively low cost and a chip's expected lifespan of five or more years, management believes that competition is generally based upon factors other than price.

     To protect its market position and satisfy the demands of its customers, the Company continuously seeks to improve the quality and features of its chips. For example, in 1993, the Company introduced a new line of full-color chips with detailed customized graphics which cover virtually the entire face of a chip. Also, in 1993, the Company developed a chip featuring a wide selection of popular pictures to be sold to individuals through retail outlets and by mail-order. Every year since 1994 the Company has introduced improved formulations and additional security features which are incorporated in the manufacture of its casino chips.

     The Company manufactures all of its chips at its facilities in San Luis, Mexico. To meet the increasing demand for its chips, in 1993 and again in 1997, the Company expanded production capacity at the facility to its current annual capacity of approximately 65 million chips. Management believes that given its current production level of approximately 18 million chips per year, the Company will have sufficient manufacturing capacity to meet anticipated future demand.

     In January 1994, Paul-Son began to market commemorative chips. Management of Paul-Son and its casino customers determined that casino patrons often retained casino chips which commemorated certain types of events such as title boxing matches, significant anniversaries, and premier entertainment events. Casinos benefit to the extent that casino chips purchased are not redeemed, thereby resulting in added cash flow to the casino. Paul-Son believes that promoting such additional benefits to casinos has assisted the Company in sales of new racks of primary casino chips. The Company is also pursuing opportunities to sell commemorative chips outside of the gaming industry.

  TABLE LAYOUTS

     Every gaming table is covered with a felt layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Paul-Son is the leading manufacturer of felt layouts in the United States, utilizing high quality cloth, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors.

     Layouts are typically installed by Paul-Son on new gaming tables prior to delivery to a casino. The layouts are then regularly replaced by the casinos to maintain their appearance, generally within 60 days. Layouts typically sell in a range of $65 to $325, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

     Since December 1994, the Company has manufactured its layouts in its San Luis, Mexico facilities. The Company's layout production capacity is approximately 50,000 "steam" layouts and 24,000 "hand-painted" layouts per year. Management believes that the capacity of its layout production facilities in Mexico will allow the Company to increase layout production and continue to meet anticipated future demand.

     During the last two years, certain competitors of the Company in the gaming supply industry have introduced synthetic nylon layouts to the casino industry. Demand for these synthetic layouts, because of their durability and longer wear, has been increasing over the last year. To date, the principal disadvantage of synthetic layouts has been the limited selection of colors and graphics. Due to the increasing demand, the Company has sought to introduce its own line of technologically advanced synthetic layouts which will be available in a wider variety of colors and graphics. In August 1997, the Company entered into an agreement to procure the equipment necessary to manufacture its own synthetic layouts. Management believes the synthetic layouts which will be manufactured by the Company will be superior to synthetic layouts currently available, in terms of colors and graphics.

  PLAYING CARDS

     In 1988, the Company began manufacturing and selling its own line of paper casino playing cards. A deck of cards sells to casinos for between $.85 and $2.00 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos often purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

     The Company believes that it is the fourth largest casino card manufacturer in the United States, currently providing cards to approximately 6% of casinos operating in the United States. Given the Company's relatively low market share and its established distribution system for table game supplies, management believes that playing cards represent a significant opportunity for the Company.

     The Company produces its playing cards in its Las Vegas and San Luis, Mexico facilities. The Company is currently completing the purchase of additional manufacturing space in San Luis and is in the process of purchasing the equipment necessary to expand its playing card production capacity to 25 million decks per year; up from the Company's current annual production capacity of 15 million decks. Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry.

     The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets. The Company is currently exploring the feasibility of manufacturing its own line of plastic playing cards.

  GAMING FURNITURE

     The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from $1,000 for a blackjack table to $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line which was developed in 1995 in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. The Company buys its tables in unassembled form from quality wood shops. Tables are then assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. In January 1996, the Company commenced manufacturing its own roulette and Big Six wheels. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

  DICE

     Paul-Son manufactures dice at its San Luis, Mexico facilities from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. The Company offers a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a security "key" onto the reverse side of a particular spot, the addition of a security "glow" spot, the serialization of the dice, or all or a combination of the above.

     Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10,000th of an inch of a perfect cube. The sales price of casino dice currently ranges between $2.35 and $3.05 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 600,000 pairs of dice per year (based upon one production shift). Casinos typically purchase dice from two or more suppliers.

  TABLE ACCESSORIES AND OTHER PRODUCTS

     In order to offer its customers a full product line, the Company sells a number of ancillary casino table game products which it typically does not manufacture. These include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. The Company generally maintains two suppliers for each of these products.

     In order to compete with the increasing competition from manufacturers of these products who sell direct to the Company's casino customers, the Company began manufacturing its own dealing shoes in May 1997, and may expand to manufacture other plastic table game accessories.

SALES, ADVERTISING AND PROMOTION

     The Company generally distributes its products through its 17 person sales force, which operates out of regional offices in Las Vegas, Reno, Atlantic City, Gulfport, Mississippi, New Orleans, Louisiana, Ft. Lauderdale, Florida, Ontario, Canada and Portland, Oregon. Additionally, the Company has distributors in New Orleans, Louisiana and Lima, Peru to sell its products to licensed casino operations, either land-based, riverboats or cruise ships. Management believes that the long-standing customer relationships which its individual sales representatives have developed over the years and the Company's reputation for quality and reliability are key factors upon which the Company successfully competes in the market place. From time to time the Company enters into agreements for the distribution of its products on an exclusive and non-exclusive basis.

     During the fiscal year ended May 31, 1997, approximately 62% of the Company's revenue was generated by core sales to its existing customers. See "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations-Overview." The Company's experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided quality, service and competitive pricing are maintained. As a result, the Company's sales efforts are primarily focused on selling a full range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, the Company seeks to realize a steadily increasing base of core sales, while capturing incremental sales to new casinos. Management anticipates that as the industry continues to expand, it may be necessary to open additional sales offices in strategic locations in order to establish and maintain these important relationships.

     The Company places advertising in trade publications, produces a complete sales catalogue for the retail market, and participates in major casino industry trade shows. The Company keeps abreast of new casino openings through personal contact with customer casino's management, legislative and trade publications and wire service press releases. When new casinos are identified, Company representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of the Company's products to such potential new customers.

MATERIALS AND SUPPLIES

     For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The Company's policy is to maintain two or more suppliers of such raw materials and finished goods whenever possible.

COMPETITION

     There are a number of companies that compete with the Company in the sale of each of its product lines:

     CASINO CHIPS. The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, the Company's major competitors are Chipco International Ltd. ("Chipco"), Nevada Dice Company, d/b/a The Bud Jones Company ("Bud Jones"), and VSR Gaming Supplies ("VSR"). The Company believes that key competitive factors for casino chip sales are durability, graphics, ease of handling and security.

     TABLE LAYOUTS. The Company's three primary competitors for casino table layouts are Bud Jones, VSR and Midwest Game Supply Co. ("Midwest"). Management believes that the key competitive factors for table layout sales are cloth quality, enhanced graphics, designs and clarity and range of colors. In addition, certain synthetic layouts are now being marketed in competition with the traditional cloth layouts manufactured and sold by the Company.

     PLAYING CARDS. The major competitors in the domestic playing card market are The U.S. Playing Card Co., Gemaco Playing Card Co. and Hoyle Products. Management believes that the primary competitive factors for playing cards are price, ease of handling, durability, brand name identification and reputation.

     GAMING FURNITURE. The Company's principal competitors for casino gaming furniture are Bud Jones, VSR and smaller regional wood shops in certain geographic areas. Competition is based on quality, price and durability.

     DICE. The Company's principal competitors for casino dice sales are Bud Jones, VSR, T.K. Specialty Company and Midwest. Management believes that the primary competitive factors for dice sales are quality and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run "cold" for the house from time to time.

     TABLE ACCESSORIES AND OTHER PRODUCTS. The Company's principal competitors for distributing table accessories and other products, which include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks, are Bud Jones, VSR and Midwest. The Company believes that key competitive factors for these products are the ability to be a single source supplier, price and product quality.

EMPLOYEES

     At  August 22, 1997, the Company employed 491 persons,  with
93 in Las Vegas, Nevada, 380 in San Luis, Mexico, and the remainder in regional sales offices. None of the Company's employees is covered by collective bargaining agreements.

REGULATION AND LICENSING

     NEVADA. The manufacture and distribution of gaming equipment in Nevada are subject to extensive state and local regulation. The Company's operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local regulatory agencies (collectively with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures,
(iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices, and (v) provide sources of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.

     Paul-Son Gaming Supplies ("Paul-Son Supplies"), the Company's wholly owned subsidiary which manufactures and distributes casino table game equipment used in Nevada, is required to be licensed by the Nevada Gaming Authorities. The gaming license is not transferable and must be renewed periodically. The Company is registered as a publicly traded corporation by the Nevada Commission, and is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from Paul-Son Supplies without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Paul-Son Supplies have obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its manufacturing, distribution and sales activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Paul-Son Supplies, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Paul-Son Supplies must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in manufacturing, distribution and sales activities of Paul-Son Supplies may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Paul-Son Supplies the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Paul-Son Supplies to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Nevada Commission may also require the holder of any equity of a corporation registered under the Nevada Gaming Control Act (the "Nevada Act"), regardless of the amount held, to file applications, be investigated and be found suitable to own the equity security of a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such equity security, then pursuant to the regulations of the Nevada Commission, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission and following a determination of unsuitability, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever,
(ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish such holder's voting securities for cash at fair market value. The Company's Articles of Incorporation require a person found unsuitable to relinquish such person's voting securities upon demand of the Company.

     The Nevada Gaming Authorities have the power to investigate at any time any record or beneficial stockholder of a publicly traded corporation registered under the Nevada Act. Nevada law requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of a publicly traded corporation registered under the Nevada Act must apply for a finding of suitability by the Nevada Commission upon notice to do so and must pay the costs and fees incurred by the Nevada Board in connection with the investigation. Under certain circumstances an institutional investor, as such term is defined in the regulations of the Nevada Commission and the Nevada Board ("Nevada Gaming Regulations"), which acquires more than 10%, but not more than 15%, of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirement if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed
to  be  inconsistent   with   holding   voting   securities   for
investment   purposes    only   include:   (i)   voting   on  all
matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial
stockholder   who  must  be  found  suitable  is  a  corporation,
partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation incurred by the Nevada Authorities in conducting any such investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor.

     The Company and Paul-Son Supplies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Paul-Son Supplies must be reported to or be approved by the Nevada Commission.

     If it were determined that gaming laws were violated by Paul-Son Supplies, the gaming licenses it holds could be limited, conditioned, suspended or revoked. In addition, Paul-Son Supplies, the Company and the persons involved, could be subject to substantial fines for each separate violation of the gaming laws. A supervisor could be appointed by the Nevada Commission to oversee the Company's operations and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and revocation of any gaming license would, materially and adversely affect the Company's operations.

     In July 1996, the Nevada Board approved a detailed gaming compliance plan prepared by the Company (the "Compliance Plan"), the objective of which was to formulate a comprehensive set of internal review and control policies and procedures to monitor and strengthen the Company's commitment to compliance with all gaming laws and regulations in all gaming jurisdictions including Nevada. Major provisions of the Compliance Plan include the formation by the Board of Directors of a Compliance Committee, the creation of a position in the Company of Compliance Officer (the "Compliance Officer"), and the review of sales transactions by the Compliance Officer.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the Nevada Gaming Regulations. However, to date the Nevada Commission has not imposed such a requirement.

     The Company may not make a public offering of its securities without the approval of the Nevada Commission. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities.

     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Nevada Board and approval of the Nevada
Commission.    The  Nevada  Commission  may  require  controlling
stockholders, officers, directors and other persons having a material relationship or involvement to be licensed.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form, and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

     NEW JERSEY. The Company, its officers and directors, certain of its employees and stockholders, Paul-Son Supplies, and Mexicana, S.A. de C.V. (99% owned by Paul-Son Supplies and 1% owned by the Company) ("Paul-Son Mexicana") are currently required to be licensed under the New Jersey Casino Control Act (the "New Jersey Act") as a casino service industry qualified to sell it products to casinos in New Jersey. The terms of agreements which the Company enters into with Atlantic City casinos may require the prior approval of the New Jersey Casino Control Commission (the "New Jersey Commission").

     The sale of gaming-related devices and systems to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of the Company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof.

     The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability and experience of the Company and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the Company.

     New Jersey licenses are granted for a period of one or two years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing as it deems appropriate. These include the ability of the New Jersey Commission to require the Company to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the Company for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the Company's license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

     OTHER JURISDICTIONS. The Company currently operates at various levels in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New York, Oregon, South Dakota, Washington, Wisconsin, the provinces of Ontario, Quebec, British Columbia and Saskatchewan, Canada and the state of Victoria, Australia. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

     The manufacture, sale and distribution of gaming devices and the ownership and operation of gaming facilities in each jurisdiction are subject to various provincial, state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

     In many jurisdictions, manufacturing or distributing gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it manufactures and sells its casino table game products. Suspension or revocation of such licenses could have a material adverse effect on the Company's operations.

     NATIVE   AMERICAN  GAMING  REGULATION.   Gaming  on   Native
American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American land. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA is administered by the Bureau of Indian Affairs and the National Indian Gaming Commission ("NIGC").

     IGRA classifies games that may be conducted on Native American lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value, or traditional forms of Native American gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location as bingo is played. "Class III Gaming" includes all other commercial forms of gaming, such as table games, slots, video casino games, and other commercial gaming (e.g. sports betting and pari-mutuel wagering).

     Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA.

     Class  II  Gaming is permitted on Native American  lands  if
(i) the state in which the Native American lands are located permits such gaming for any purpose by any person, organization or entity, (ii) the gaming is not otherwise specifically prohibited on Native American lands by federal law, (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC, (iv) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming, (v) the primary management officials and key employees are tribally licensed, and (vi) miscellaneous other requirements are met.

     Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands are located (a "tribal-state compact").

     IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Tribal- state compacts within one state tend to be substantially similar to each other. Tribal-state compacts usually specify the types of permitted games, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies.

     Pursuant to tribal-state compacts, agreements with tribes or as otherwise allowed by state law, the Company is currently qualified to distribute its gaming supplies to certain tribes in the states of Arizona, Florida, Louisiana, Minnesota, Mississippi, New York, North Dakota, Oregon, Iowa, Connecticut, Michigan, South Dakota, Washington, Wisconsin and the provinces of Ontario and Saskatchewan, Canada.

     In 1996, the Nevada Gaming Authorities informed the Company that it intended to take the position that any Native American tribe operating Class III gaming within the state of California was doing so illegally, causing the Company to cease all sales of products to Native American tribes conducting any form of Class III gaming in the state of California. A similar situation exists with Native American tribes operating in the state of New Mexico and the Company also ceased sales of its products to those tribes.

     UNITED STATES ? FEDERAL. The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

     LICENSING OF OFFICERS AND DIRECTORS. In each jurisdiction where the Company is presently licensed, the officers and directors who are required to be licensed have either been approved or licensed or have applications for such licenses or approvals pending. As regulatory authorities require additional persons to be licensed or approved or when the Company seeks to enter into new jurisdictions, the Company promptly causes necessary applications to be filed.

     APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and if obtained will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license of finding of suitability, the Company may be prohibited from selling it products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

ITEM 2.   PROPERTIES

     The   Company  currently  assembles  and  manufactures   its
products at facilities in Las Vegas, Nevada and San Luis, Mexico.

     LAS VEGAS. In May 1997, the Company relocated its corporate headquarters to an approximately 62,000 square foot building (the "New Las Vegas Facility"), located approximately one-half mile from the Company's approximately 26,000 square foot facility (the "Old Las Vegas Facility") where its headquarters had been located since 1966. The New Las Vegas Facility was purchased in September 1995, and also houses the casino sales office, a centralized warehouse of finished goods inventory, the Las Vegas playing card production line, roulette and Big Six wheel manufacturing and the table layout art and chip art departments. At the New Las Vegas Facility, the Company also maintains an inventory of templates, graphic designs, logos, and tools and dies for each individual casino customer's gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery. The Company's retail sales showroom, plastic dealing shoes manufacturing and limited storage are located at the Old Las Vegas Facility. In February 1997, the Company sold one of the buildings (approximately 9,000 square feet) which was a component of the Old Las Vegas Facility, resulting in the reduction in the square footage at the Old Las Vegas Facility from 35,000 to 26,000, and the repayment of the Company's debt which was secured by a deed of trust on the Old Las Vegas Facility. The remaining components of the Old Las Vegas Facility are listed for sale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     SAN LUIS. The Company manufactures casino chips, dice and layouts at two adjacent facilities in San Luis, Mexico; a 34,000 square foot facility ("Main Facility") in which the casino chips and dice are manufactured, and a new 45,000 square foot facility (together with the Main Facility, the "San Luis Facilities") purchased by the Company in December 1994, in which the layout and the machine shop departments are currently located and the new playing card production line is located. The Company leases the Main Facility pursuant to an eight year lease which expires in April 2001, with an option to extend the term an additional 12 years.

     In July 1997, the Company's Board of Directors approved the purchase of an existing approximately 66,000 square foot facility (the "New San Luis Building") in San Luis, Mexico, located approximately 400 yards from the Main Facility for $1,100,000.
The purchase of the New San Luis Building is expected to be completed no later than October 31, 1997. The Company plans to use the New San Luis Building to augment its playing card and chip production capabilities to accommodate the anticipated increase in demand for the Company's playing cards.

     FACILITY  CAPACITY.  With the purchase of the New  San  Luis
Building, management believes that the Company has sufficient production capacity to meet anticipated future demand for all of its products.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceeding, nor, to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a)  Price Range of Common Stock

     The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "PSON." The following table sets forth the high and low bid prices of the Common Stock, as reported by the Nasdaq National Market, during the periods indicated.

[CAPTION]

Fiscal
 Year                                                 High       Low
-------                                              -------   -------
 1996   First Quarter..............................   7 3/4       5
 1996   Second Quarter.............................  10 1/4     5 3/4
 1996   Third Quarter..............................   9 1/2     7 1/2
 1996   Fourth Quarter.............................   9 1/2     7 1/4
 1997   First Quarter..............................   9 1/2       7
 1997   Second Quarter.............................   8 1/4     7 1/4
 1997   Third Quarter..............................  12 1/4     7 3/4
 1997   Fourth Quarter.............................  14 1/2    11 1/2
 1998   First Quarter (through August 22, 1997)....  14 7/8    12 1/8


     The last reported bid price of the Common Stock on the Nasdaq National Market on August 22, 1997 was $13 5/8 per share.
There  were approximately 140 holders of record of the  Company's
Common Stock as of August 22, 1997.

     (b)  Dividend Policy

     The Company has never paid cash dividends. Payments of dividends are within the discretion of the Company's Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The   selected  consolidated  financial  data  included  in   the
following tables should be read in conjunction with the Company's
Consolidated   Financial  Statements  and  related   notes,   and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected
consolidated  financial  data  for  the   years   ended   May  31,

1997, 1996 and 1995 and as of May 31, 1997 and 1996 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein. The selected consolidated financial data as of May 31, 1995, 1994 and 1993 and for the years ended May 31, 1994 and 1993 have been derived from the Company's audited financial statements not included herein. The selected consolidated financial data gives effect to the reorganization of
the   Company  and  certain  affiliated  entities,  but  not  the
acquisition  ("Acquisition")  of  C.J.  Sisk  ("Sisk"),   another
affiliated  entity,  which  occurred  in  connection   with   the
Company's initial public offering of its common stock in March 1994 (the "1994 Offering"). The pro forma data gives effect to the Acquisition as if it had occurred on June 1, 1993.

                                                           YEARS ENDED MAY 31,                                   PRO FORMA
                                       -----------------------------------------------------------------------    MAY 31,
                                          1997          1996            1995           1994           1993         1994
                                       -----------   -----------     -----------    -----------   -----------   -----------
Revenues                               $   24,914    $   23,379      $   24,595     $   21,088    $   13,492    $   22,839
Cost of revenues                           17,224        16,323          17,137         14,601         9,281        15,698
                                       -----------   -----------     -----------    -----------   -----------   -----------
Gross profit                                7,690         7,056           7,458          6,487         4,211         7,141
Selling general and
     administrative expenses                5,968         6,577           7,739          4,771         3,232         4,993
                                       -----------   -----------     -----------    -----------   -----------   -----------
Operating income (loss)                     1,722           479            (281)         1,716           979         2,148
Other income (expense)                        412            52             140            (46)          (78)          (42)
                                       -----------   -----------     -----------    -----------   -----------   -----------
Income (loss) before income
  taxes and minority interests
  in net income of consolidated
  companies                                 2,134           531            (141)         1,670           901         2,106
Income tax (expense) benefit                 (762)         (194)              -           (523)         (297)         (682)
Minority interest in net
  income of consolidated
  companies                                     -             -               -            (90)          (96)            -
                                       -----------   -----------     -----------    -----------   ------------  -----------
Net income (loss)<F1>                  $    1,372    $      337      $     (141)    $    1,057    $      508    $    1,424
                                       ===========   ===========     ===========    ===========   ============  ===========
Earnings per share:
    Primary                                $ 0.41        $ 0.10          $(0.04)                                    $ 0.61
    Shares used in calculation          3,330,764     3,324,000       3,324,000                                  2,332,657
    Fully diluted                          $ 0.38        $ 0.10               -                                     $ 0.59
    Shares used in calculation          3,647,810     3,326,647       3,324,000                                  2,397,183

<F1>Sisk  was  a  sole proprietorship and, accordingly,  was  not subject to corporate income taxes. The pro forma information has been computed as if the Company, adjusted for the acquisition of Sisk, had been subject to corporate income taxes at the applicable federal and state rates for the year ended May 31, 1994.

                                                           MAY 31,
                               -------------------------------------------------------------
                                  1997        1996          1995        1994         1993
                               ---------   ----------   -----------  ----------   ----------
BALANCE SHEET DATA:                         (in thousands, except per share data)


Cash and cash equivalents      $  2,753    $     998    $    1,254   $   3,296    $     826

Working capital                   9,308        7,601         9,832      12,288        1,181

Property and equipment, net       7,250        7,259         4,990       2,705        1,301

Total assets                     20,397       17,401        19,040      20,244        5,635

Current liabilities               3,234        2,071         3,729       4,512        2,991

Long-term debt, less current
 maturities                          67          471           788        1,069          725

Stockholders' equity             17,085       14,859        14,522       14,663        1,766


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Paul-Son provides gaming equipment and supplies to new casinos and consumable products to its existing customer base. The principal consumable products have limited useful lives, ranging from several hours in the case of playing cards and dice to several months in the case of table game layouts and several years in the case of casino chips and gaming furniture. "Core" business revenues are generated by sales of these products to the over 75% of the casinos in the United States with which the Company has an established relationship and comprise the majority of the Company's total revenues. Complementing this core business is the significant additional revenue the Company realizes when providing a full range of products to new casinos. The Company strives to become a casino's sole supplier of table game equipment and supplies.

     During the past decade, casino entities have expanded from land-based resort properties to riverboats, both cruising and dockside, and to Native American lands. As a licensed supplier, the Company has vigorously pursued table gaming opportunities in emerging gaming jurisdictions. Because of the Company's production capacity and its experience in the gaming supply industry, management believes the Company is well positioned to capitalize on the combined growth of the gaming industry both domestically and internationally.

     While the gaming industry has grown in recent years, the growth rate of table games has not matched that of the gaming industry as a whole. This trend is attributed to an increasing allocation of total casino gaming space to slot machines which, in certain cases, may reduce the allocation of total casino gaming space to table games. The number of new table games in new jurisdictions typically follow this trend after a period of operation. However, new table games continue to be introduced in an effort to offset this trend and create exciting and progressive games in the table game segment.

RESULTS OF OPERATIONS

     The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

                                                      YEARS ENDED MAY 31,
                                                ------------------------------
                                                 1997        1996        1995
                                                -------     -------    -------
Revenues                                        100.0%      100.0%     100.0%
Cost of revenues                                 69.1%       69.8%      69.7%
Gross profit                                     30.9%       30.2%      30.3%
Selling, general and administrative              24.0%       28.1%      31.5%
expenses(1)
Operating income (loss)                           6.9%        2.1%      (1.2%)
Interest expense                                  0.2%        0.3%       0.4%
Net income (loss)                                 5.5%        1.4%      (0.6%)

<F1>  Bad  debt  expense accounted for 0.2%, 1.5%  and  11.8%  of selling, general and administrative expenses for the years  ended
May 31, 1997, 1996 and 1995, respectively.

     The   following  table  details  the  Company's   historical
revenues by product line:

                                                 YEARS ENDED MAY 31,
                                        ----------------------------------
                                          1997         1996         1995
                                        --------     --------     --------
REVENUES:                                          (IN THOUSANDS)
Casino chips                            $ 9,516      $ 7,362      $ 7,347
Table layouts                             3,205        2,678        3,184
Playing cards                             3,265        4,198        3,752
Gaming furniture                          4,970        5,249        5,674
Dice                                      1,576        1,257        1,221
Table accessories and other products      2,382        2,635        3,417
                                        --------     --------     --------
     Total                              $24,914      $23,379      $24,595
                                        ========     ========     ========

COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1997 AND
MAY 31, 1996

     REVENUES. For the fiscal year ended May 31, 1997, Paul-Son's revenues reached a record total of $24.9 million. This revenue figure represented a $1.5 million, or 6.6%, increase from the $23.4 million in revenues which the Company generated the previous year. The increase in revenues resulted principally from an increase in new casino openings during the year. In fiscal year 1997, the Company sold products totaling $9.4 million to 36 new casinos (including riverboats, land based properties and Native American casinos) versus $4.7 million to 25 new casinos in the previous fiscal year. The increase in new casino revenues was offset by a decrease in core sales. Core sales in fiscal 1997 were $15.5 million, a decrease of $3.1 million or 16.6% from core sales of $18.7 million in fiscal 1996. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the year primarily due to a decrease in playing card sales, both paper and plastic. Playing card sales were down due to a number of factors including a change in the Company's supplier of plastic playing cards during the second quarter of the fiscal year and the slowdown in shipments to many of the Company's contract playing card customers who had a temporary over supply of playing cards during the first quarter of the 1997 fiscal year. In addition, during fiscal 1997, the Company restructured its playing card sales force, developed an improved playing card product and relocated a portion of its playing card production to San Luis, Mexico, resulting in a temporary slowdown in playing card sales efforts. Management believes the changes implemented will result in greater sales coverage in all geographic areas, an improved product and more competitive pricing. As a result of these changes, the Company experienced an increase of 37.7% in paper playing card sales in the fourth quarter of fiscal 1997 over the average of the sales generated in each of the first three quarters of the 1997 fiscal year.

     To a lesser extent, the Company's core sales were affected by a decline in the sales of table accessories, which are generally acquired from third party manufacturers, who have been selling directly to casino customers in competition with the Company. As a result the Company began manufacturing its own line of plastic dealing shoes in May 1997.

     In connection with the increase in new casino openings, sales of casino chips, table layouts, and dice increased 29.3%, 19.6%, and 25.3%, respectively, while, as a result of the decrease in core sales, playing cards, gaming furniture, and table accessories and other products decreased 22.2%, 5.3% and 9.6%, respectively, as compared to the prior fiscal year.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 69.1% for the fiscal year ended May, 31 1997, as compared to 69.8% in the prior fiscal year. This percentage decrease was due to a number of factors including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), although the corresponding higher efficiencies achieved were partially offset by a temporary increase in fixed production costs resulting from the relocation of a portion of the Company's playing card production to San Luis, Mexico. Also contributing to the decrease in the Company's cost of revenues percentage was a change in product mix sold during the year. Chip sales, for which the Company generates the highest gross margin, were $9.5 million, versus $7.4 million in the prior fiscal year.

     During several of its most recent reporting periods, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. During the fiscal year ended May 31, 1997 the value of the Mexican peso remained relatively stable. The Company cannot predict what impact fluctuations will have on future costs of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit increased in absolute dollars by $634,000 to $7.7 million as compared to $7.1 million in the prior fiscal year as a result of the higher revenues and a decrease in cost of revenue as a percentage of sales from 69.8% to 69.1% due to the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 1997 decreased $610,000 or 9.3%, to $6.0 million or 24.0% of revenues compared to $6.6 million or 28.1% of revenues in the previous fiscal year. SG&A reductions were achieved in almost all categories across the board with few exceptions. Major reductions in SG&A expenses included reductions in salaries and wages ($50,000), outside commissions ($126,000), advertising and promotion costs ($98,000), legal and accounting ($66,000), and travel and entertainment costs ($63,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995. The most significant increase in SG&A expenses was in depreciation and amortization ($43,000) due to the addition of property and equipment purchased during the previous three fiscal years.

     INTEREST EXPENSE. For the year ended May 31, 1997, interest expense decreased approximately 33% to $43,000 as compared to $64,000 in the prior fiscal year, as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

     OTHER INCOME. In fiscal 1997, other income increased $397,000 or 687% over the previous fiscal year. In February 1997, the Company sold an approximately 9,000 square foot building which was part of the Old Las Vegas Facility for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $326,000 before income taxes ($205,000 net of income taxes).

     NET INCOME. For the year ended May 31, 1997, the Company had record net income of $1.4 million, an increase of $1.1 million over the net income of $300,000 in the prior fiscal year. This increase in net income was primarily due to increases in revenues, gross profit and other income and decreases in SG&A expenses over the prior fiscal. Net income per share was $.41 for the year ended May 31, 1997, as compared to $.10 for the year ended May 31, 1996.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1996 AND
MAY 31, 1995

     REVENUES. For the fiscal year ended May 31, 1996, Paul-Son's revenues totaled $23.4 million. This revenue figure represented a $1.2 million, or 4.9%, decrease from the $24.6 million in revenues which the Company generated the previous year. The decrease in revenues resulted principally from a decrease in new casino openings during the year. In fiscal year 1996, the Company sold products totaling $4.7 million to 25 new casinos (including riverboats, land based properties and Native American casinos), versus $6.0 million to 40 new casinos in the previous fiscal year. However, while new casino revenues decreased in fiscal 1996, core sales increased. Core sales in fiscal 1996 were a record $18.7 million, a slight increase of $0.1 million or 0.5% over core sales of $18.6 million in fiscal 1995. In connection with the decrease in new casino openings, sales of table layouts, gaming furniture, and table accessories and other products decreased 15.9%, 7.5%, and 22.9%, respectively, while, as a result of the increase in core sales, casino chips, playing cards and dice increased 0.2%, 11.9% and 2.9%, respectively, as compared to the prior fiscal year.

     COST OF REVENUES. In relationship to the lower sales volume generated during the fiscal year ended May 31, 1996, cost of revenues decreased by $0.8 million from $17.1 million to $16.3 million when compared to the prior fiscal year. Cost of revenues as a percentage of sales remained almost constant at 69.8% as compared to 69.7% in fiscal 1995. Although the cost of revenues percentage remained almost constant in fiscal 1996, there were several factors which impacted cost of revenues both positively and negatively during the year. Negative factors included lower sales volume and the corresponding lower number of units produced, resulting in lower operating efficiencies and higher per unit fixed production costs, and increases in raw material costs and purchase prices paid for distributed items. Positive factors included a devaluation of the Mexican peso by approximately 20% during the year and a decrease in Las Vegas production support staff following the relocation of the remainder of the layout production operations to Mexico during the year.

     GROSS PROFIT. As a result of the lower revenue, Paul-Son's gross profit decreased by $400,000, from $7.5 million to $7.1 million. As discussed above, gross profit as a percentage of sales remained relatively constant at 30.2% versus 30.3% in the prior fiscal year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the fiscal year ended May 31, 1996 decreased $1.1 million to $6.6 million or 28.1% of revenues compared to $7.7 million or 31.5% of revenues in the previous fiscal year. Following the higher than anticipated bad debt losses of almost $913,000, due to certain casino closures in the fiscal year ended May 31, 1995, management adopted much more stringent credit and collection policies for all casino sales, which resulted in a reduction of bad debt losses by almost $813,000 to $96,000 in fiscal 1996. Other principal changes in SG&A expenses included increases of $315,000 in salaries to corporate officers, sales and administrative personnel and increased depreciation of $147,000 due to the acquisition of additional production facilities and equipment in fiscal 1995 and 1996. Decreases in SG&A expenses resulting from the Company's cost cutting and restructuring program initiated during the second quarter of fiscal 1996 included reductions in advertising and promotion costs ($176,000), fees paid to outside consultants ($204,000), freight and postage costs ($164,000) and travel and entertainment costs ($109,000).

     INTEREST EXPENSE. For the year ended May 31, 1996, interest expense decreased approximately 42% to $63,906 as compared to $109,593 in the prior year as a result of the Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations and the remaining undisbursed proceeds from the 1994 Offering.

     NET  INCOME (LOSS).  Net income improved from a net loss  of
$140,000  ($(.04)  per share) in 1995 to net income  of  $337,000
($.10 per share) in fiscal 1996 primarily as a result of the lower SG&A expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. Management believes that the combination of cash on hand, cash flows from operations and the Company's existing line of credit will provide sufficient liquidity, both on a short-term and long-term basis.

     WORKING CAPITAL. Working capital totaled $9.2 million at May 31, 1997, versus $7.6 million at May 31, 1996. Working capital increased during the year primarily due to the Company's net income before depreciation of $2.2 million, which was partially offset by the Company's investment of $900,000 in property, plant and equipment during the year.

     CASH FLOW. Operating activities provided $2.1 million in cash during the fiscal year ended May 31, 1997 compared to cash provided of $1.6 million during the prior year. Net income before depreciation and income taxes of $2.6 million was the major factor contributing to the cash provided by operations. Other significant sources of cash during the year included the proceeds generated from the sale of a building ($450,000), and proceeds from the issuance of common stock ($772,000) attributable to the exercise of 93,000 stock options during the fiscal year. Significant uses of cash included the purchase of property, plant and equipment ($920,000) and reduction in long-term debt ($451,000). Total cash and cash equivalents increased by $1.8 million during the year as compared to a total reduction in cash of $260,000 in the prior fiscal year.

     LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit"), with Wells Fargo Bank of Nevada ("Wells Fargo") which presently allows the Company to borrow up to
$750,000. The Line of Credit matures on January 2, 1998. As of May 31, 1997, no advances were outstanding and the total amount of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Wells Fargo, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate of 2.0% over Wells Fargo's prime lending rate.

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

     PAY  OFF  OF  SECURED DEBT.  In December 1993,  the  Company
obtained a $500,000 loan for capital expenditures and working capital purposes (the "Note") from a financial institution. The Note which bore interest at 8% per annum, with monthly payments of principal and interest totaling $6,067, was paid off in February 1997. The Note was secured by a deed of trust on the Old Las Vegas Facility.

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). There does not appear to be any seasonality associated with the Company's "core sales" to existing customers.

     BACKLOG. Open orders as of May 31, 1997 totaled $2.5 million, compared to $3.6 million as of May 31, 1996. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the first fiscal quarter.

     LAS VEGAS FACILITIES. In May of 1997, the Company relocated its corporate headquarters to the "New Las Vegas Facility." The
New Las Vegas Facility was purchased in September 1995 for $2,000,000, and since September 1995, the Company has made improvements totaling approximately $352,000. In February 1997, the Company sold one of the buildings (approximately 9,000 square feet) which was a component of the Old Las Vegas Facility for $450,000, resulting in the reduction in the square footage at the Old Las Vegas Facility from 35,000 to 26,000, and repayment of the Company's debt in the original principal amount of $500,000 which was secured by a deed of trust on the Old Las Vegas Facility. The remaining components of the Old Las Vegas Facility are listed for sale.

     SAN LUIS FACILITIES. In January 1997, the Company installed a second playing card production line in the San Luis Facilities. The use of existing space at the San Luis Facilities provides additional playing card production capacity while the Company evaluates production costs and efficiencies achieved in the San Luis Facilities. The additional production line will also augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market. The Company's ability to compete for additional market share in playing card sales should be enhanced by the Company's anticipated decrease in per unit production costs. Management is analyzing whether the anticipated lower playing card production costs will justify the relocation of other portions of its manufacturing operations to Mexico.

     NEW SAN LUIS BUILDING. In July 1997, the Company's Board of Directors approved the purchase of an existing approximately 66,000 square foot New San Luis Building located approximately 400 yards from the Main Facility for $1,100,000. The purchase of the New San Luis Building is expected to be completed no later than October 31, 1997. The funds for the purchase of the New San Luis Building will come from cash on hand or a combination of cash on hand and new financing. The Company plans to use the New San Luis Building to augment its playing card and chip production capabilities to accommodate the anticipated increase in demand for the Company's playing cards.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance, financing sources and the relocation of certain operations. Any forward-looking statement made by the
Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

     RELIANCE ON EXPANSION OF CASINO INDUSTRY. A significant percentage of the Company's revenue is generated by sales relating to casino openings and expansions. As such, the Company's future growth will be dependent to a material degree on the continued emergence and growth of new markets for the Company's products, including new casino openings or expansions throughout the United States and other areas of the world. A reduction in the pace of new casino openings and casino expansions in existing and emerging legalized gaming jurisdictions would have a negative effect on the Company's business. Similarly, the restriction or abolishment of legalized casino gaming in jurisdictions in which the Company currently does business would have a negative impact on the Company.

     GAMING REGULATIONS. The manufacture and distribution of gaming equipment and supplies are subject to extensive federal, state and local regulation. Although these regulations vary among jurisdictions, virtually all jurisdictions require licenses, permits and approvals to be held by the Company and its key personnel in connection with the manufacture and distribution of some or all of the Company's products. The failure of the Company or its key personnel to obtain or retain required licenses, permits or approvals in one or more jurisdictions could have an adverse effect on the Company and could adversely affect the ability of the Company and its key personnel to obtain or retain licenses in other jurisdictions. No assurance can be given that such licenses, permits or approvals will be obtained, retained or renewed in the future in existing or emerging jurisdictions.

     Any beneficial holder of the Company's common stock may be subject to investigation by the gaming authorities in any or all of the jurisdictions in which the Company operates if such authorities have reason to believe that such ownership may be inconsistent with such state's gaming policies. Persons who acquire beneficial ownership of more than certain designated percentages of the Company's common stock will be subject to certain reporting and qualification procedures established by the Nevada and other gaming authorities, as well as certain local licensing authorities.

     NEED FOR TRIBAL-STATE COMPACTS. The Company's ability to generate greater revenues and earnings is dependent in part on the growth of Native American tribal casinos. Under IGRA, the operation of a casino on Native American tribal land is not permitted until the Native American tribe and the state in which it is located have entered into a tribal-state compact authorizing gaming on the tribe's land and such tribal-state compact is approved by the Secretary of the Department of Interior. Many states have resisted entering into tribal-state compacts, which has resulted in litigation challenging the constitutionality of IGRA. If IGRA were found to be unconstitutional, the procedures that would apply to the initiation and operation of Native American tribal casinos would be uncertain. Such a finding could severely limit or delay the expansion of gaming in additional jurisdictions. In addition, a recent court ruling has placed limits on the ability of Native American tribes to force states to enter into tribal-state compacts and several states, through legislation or constitutional amendment, have sought to limit the scope of Native American gaming under IGRA.

     VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's financial results are dependent in part upon sales to new or expanding casinos, which may, in turn, be dependent upon the authorization of gaming in additional jurisdictions. The timing of these events does not follow consistent patterns throughout any given year. Given this uncertain timing and the large dollar value of sales to new casinos, the Company's future operating results may be subject to significant quarterly fluctuations.

     TABLE GAMES GROWTH RATE. The Company's primary products are sold to casinos with table games. In recent years, there has been an increasing allocation of total casino gaming space to slot machines, and in certain cases, a resulting reduction in the allocation of total casino gaming space to table games. As a result, the growth rate of table games has not matched that of the casino industry as a whole. Although the Company's sales and income have continued to increase due to the growth and expansion of the gaming industry, particularly in the newly emerging gaming jurisdictions, the Company believes that the Company's rate of growth would have been greater if not for this trend. An acceleration of this trend would have a further negative impact on the Company's rate of growth.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree on the performance of Paul S. Endy, Jr., Chairman of the Board and Chief Executive Officer, Eric P. Endy, President and Director, and Louis W. DeGregorio, Senior Vice
President of Sales. The Company does not carry key man life insurance for any of these executive officers, and the loss of the services of one or more of them could have a material adverse effect on the Company.

     Management anticipates that as the Company continues to expand into new gaming jurisdictions throughout the United States and internationally, its future success will depend in part upon its ability to attract and retain qualified personnel to fill key sales, administrative and management positions. There can be no assurance that the Company will be able to locate and retain such individuals.

     EXPANSION OF INTERNATIONAL SALES. Although currently only a small percentage of the Company's sales are to casinos located in foreign countries, a component of the Company's business strategy is the expansion of its international sales. To the extent the Company is successful in this endeavor, it will be increasingly subject to the customary risks of doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates and controls, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United States affecting foreign trade and investment.

     COMPETITION. There are significant competitors in each of the Company's major product lines. With the continuing expansion of gaming, it is possible that new competitors may be attracted to the table game supply business, some of which may be in the business of selling gaming products, have licenses to sell gaming supplies and have greater financial resources than the Company. The entry by such companies into the Company's markets could adversely impact the Company's business.

     CONTROL BY EXISTING STOCKHOLDER; ANTITAKEOVER EFFECTS. Paul S. Endy is the beneficial owner of approximately 50% of the outstanding Common Stock of the Company. As a result, Mr. Endy effectively controls the election of all of the members of the Board of Directors of the Company and effectively controls virtually all matters requiring approval by the stockholders of the Company. Such ownership may discourage acquisition of large blocks of the Company's securities and could have an anti-takeover effect, possibly depressing the price of the Common Stock. In addition, Nevada corporation law and the Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company.

     RELIANCE ON SUPPLIERS. For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The failure of one or more of these suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report (Deloitte & Touche LLP)

     Independent Auditors' Report (McGladrey & Pullen, LLP)

     Consolidated Balance Sheets at May 31, 1997 and May 31, 1996

     Consolidated  Statements of Operations for the  Years  Ended
     May 31, 1997, 1996 and 1995

     Consolidated  Statements  of Stockholders'  Equity  for  the
     Years Ended May 31, 1997, 1996 and 1995

     Consolidated  Statements of Cash Flows for the  Years  Ended
     May 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Financial Statement Schedule included in Part IV of this report

                   PAUL-SON GAMING CORPORATION

                        AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL REPORT

                          MAY 31, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors
PAUL-SON GAMING CORPORATION:

We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1997, and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended May 31, 1997. Our audits also included the financial statement schedule for the years ended May 31, 1997 and 1996 listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Company for the period ended May 31, 1995 were audited by other auditors whose report, dated August 25, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Las Vegas, Nevada

August 8, 1997

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PAUL-SON GAMING CORPORATION
Las Vegas, Nevada


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Paul-Son Gaming Corporation and subsidiaries for the year ended May 31,
1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paul-Son Gaming Corporation for the year ended May 31, 1995, in conformity with generally accepted accounting principles.


                         /s/ McGladrey & Pullen, LLP

                         McGLADREY & PULLEN, LLP

Las Vegas, Nevada
August 25, 1995



PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 31, 1997 AND 1996

ASSETS                                                 1997           1996
------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                       $   2,753,152  $    997,509
  Trade receivables, less allowance for doubtful
    accounts 1997 $269,140; 1996 $281,712             3,669,139     2,601,910
  Inventories (Note 2)                                5,350,446     5,604,630
  Prepaid expenses                                      140,962       170,903
  Other current assets                                  627,808       296,660
                                                  -------------  ------------
        TOTAL CURRENT ASSETS                         12,541,507     9,671,612
                                                  -------------  ------------
Property and Equipment, net (Notes 3 and 5)           7,250,030     7,259,423
                                                  -------------  ------------
Other Assets
  Note receivable (Note 6)                              150,000             -
  Goodwill and other assets                             455,205       470,090
                                                  -------------  ------------
                                                        605,205       470,090
                                                  -------------  ------------
                                                  $  20,396,742  $ 17,401,125
                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt (Note 5)   $      24,052  $     85,914
  Accounts payable (Note 6)                             727,196       661,521
  Accrued expenses                                      584,212       403,627
  Customer deposits                                   1,579,161       865,438
  Income tax payable (Note 8)                           318,930        54,170
                                                  -------------  ------------
        TOTAL CURRENT LIABILITIES                     3,233,551     2,070,670
                                                  -------------  ------------
Long-Term Debt, less current maturities
  Due to related parties (Note 6)                             -        15,000
  Other (Note 5)                                         67,424       456,161
                                                  -------------  ------------
                                                         67,424       471,161
                                                  -------------  ------------
Deferred Tax Liability (Note 8)                          11,060             -
                                                  -------------  ------------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Note 9)
  Preferred stock, authorized 10,000,000 shares,
    $.01 par value, none issued  and outstanding              -             -
  Common stock, authorized 30,000,000 shares,
    $.01 par value, issued and outstanding
    3,417,000 and 3,324,000 shares in 1997
    and 1996                                             34,170        33,240
Additional paid-in capital                           13,108,998    12,256,698
Retained earnings                                     3,941,539     2,569,356
                                                  -------------  ------------
                                                     17,084,707    14,859,294
                                                  -------------  ------------
                                                  $  20,396,742  $ 17,401,125
                                                  =============  ============

         See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 1997, 1996 AND 1995

                                                             1997          1996           1995
---------------------------------------------------------------------------------------------------
Revenues                                               $  24,913,706  $  23,379,252  $  24,595,192

Cost of revenues, including related party cost of
 revenues of 1997-$ 0; 1996-$331,355;
 1995-$493,799  (Note 6)                                  17,223,759     16,323,043     17,137,403
                                                       -------------- -------------- --------------
      GROSS PROFIT                                         7,689,947      7,056,209      7,457,789

Selling, general and administrative expenses (Note 6)      5,967,735      6,577,397      7,738,507
                                                       -------------- -------------- --------------
      OPERATING INCOME (LOSS)                              1,722,212        478,812       (280,718)

Other income (expense)
 Interest income                                              82,066         57,694        295,249
 Interest expense (Note 6)                                   (42,700)       (63,906)      (109,593)
 Other                                                       372,436         57,856        (45,744)
                                                       -------------- -------------- --------------
      INCOME (LOSS) BEFORE INCOME TAXES                    2,134,014        530,456       (140,806)

Income tax expense (Note 8)                                 (761,831)      (193,616)             -
                                                       -------------- -------------- --------------
      NET INCOME (LOSS)                                $   1,372,183  $     336,840  $    (140,806)
                                                       ============== ============== ==============
Earnings (loss) per share:
 Primary                                               $        0.41  $        0.10  $       (0.04)
                                                       ============== ============== ==============
 Fully Diluted                                         $        0.38  $        0.10  $           -
                                                       ============== ============== ==============

         See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                       Common Stock         Additional
                                                  ----------------------     Paid-in        Retained
                                                    Shares     Dollars       Capital        Earnings        Total
----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1994                              3,324,000  $   33,240  $  12,256,698  $  2,373,322   $  14,663,260

     Net loss                                              -           -              -      (140,806)       (140,806)
                                                  --------------------------------------------------------------------
Balance, May 31, 1995                              3,324,000      33,240     12,256,698     2,232,516      14,522,454

     Net income                                            -           -              -       336,840         336,840
                                                  --------------------------------------------------------------------
Balance, May 31, 1996                              3,324,000  $   33,240  $  12,256,698  $  2,569,356   $  14,859,294

     Shares issued from the exercise of options       93,000         930        771,300             -         772,230

     Income tax benefit from exercise of options                       -         81,000             -          81,000
                                                           -
     Net income                                            -           -              -     1,372,183       1,372,183
                                                  --------------------------------------------------------------------
Balance, May 31, 1997                              3,417,000  $   34,170  $  13,108,998  $  3,941,539   $  17,084,707
                                                  ====================================================================

         See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996 AND 1995

                                                                        1997            1996             1995
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Cash received from customers                                    $   24,554,494  $   24,513,389   $   22,756,375
  Cash paid to suppliers and employees                               (22,153,199)    (23,357,951)     (25,198,210)
  Interest paid                                                          (42,700)        (69,060)        (109,593)
  Interest received                                                       82,066          57,694          162,796
  Income tax refunds                                                      18,940         494,019                -
  Income taxes paid                                                     (404,778)         (6,750)        (850,271)
                                                                  -------------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                2,054,823       1,631,341       (3,238,903)
                                                                  -------------------------------------------------
Cash Flows from Investing Activities
  Deposits on real property                                                    -               -         (200,000)
  Proceeds received on sale of property and equipment                    464,161          15,400           47,686
  Purchase of property and equipment                                    (919,972)     (3,059,544)      (2,824,588)
  Proceeds from short-term investments                                         -       1,493,536                -
  Investment in note receivable (Note 7)                                (150,000)              -                -
  Purchase of securities held to maturity                                      -               -       (1,427,124)
  Proceeds from securities held to maturity                                    -               -        6,000,000
                                                                  -------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (605,811)     (1,550,608)       1,595,974
                                                                  -------------------------------------------------
Cash Flows from Financing Activities
  Payments on due to related party                                       (15,000)       (235,000)        (250,000)
  Proceeds from short-term borrowings                                    150,000               -                -
  Principal payments on short term-term borrowings                      (150,000)              -                -
  Principal payments on long-term borrowings                            (450,599)       (102,211)        (149,216)
  Proceeds from the issuance of common stock                             772,230               -                -
                                                                  -------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  306,631        (337,211)        (399,216)
                                                                  -------------------------------------------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,755,643        (256,478)      (2,042,145)
Cash and cash equivalents, beginning                                     997,509       1,253,987        3,296,132
                                                                  -------------------------------------------------
Cash and cash equivalents, ending                                 $    2,753,152  $      997,509   $    1,253,987
                                                                  =================================================
Reconciliation of Net Income (Loss) to Net Cash Provided By
  (Used in) Operating Activities
  Net income (loss)                                               $    1,372,183  $      336,840   $     (140,806)
  Depreciation and amortization                                          791,643         768,787          585,924
  Accretion of discounts                                                       -               -         (132,453)
  Provision for bad debts                                                 96,000          96,000          912,697
  Gain on sale of property and equipment                                (326,439)          5,698          (11,608)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                        (1,163,229)        878,491         (308,791)
    (Increase) decrease in inventories                                   254,184          61,251       (2,517,960)
    (Increase) decrease in other assets                                 (316,263)        449,867         (231,773)
    (Increase) decrease in prepaid expenses                               29,941          11,449         (130,633)
    (Increase) decrease in income tax refund receivable                      -           661,499         (661,499)
    Increase (decrease) in accounts payable and accrued expenses         246,260      (1,884,803)       1,116,797
    Increase (decrease) in customer deposits                             713,723         192,092       (1,530,026)
    Increase (decrease) in income taxes payable                          345,760          54,170         (188,772)
    Increase in deferred tax liability                                    11,060               -                -
                                                                  ------------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           $    2,054,823  $    1,631,341   $   (3,238,903)
                                                                  ================================================

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Paul-Son Gaming Corporation, including its subsidiaries (collectively, "Paul-Son" or the "Company"), is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Paul-Son and its wholly owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and Commercial Paul-Son, S.A. de C.V. All material intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

Property  and  equipment are stated at cost, net of depreciation.
Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

                                                     YEARS
                                                     -----
    Buildings and improvements                       18-27
    Furniture and equipment                          5-10
    Vehicles                                         5-7

GOODWILL

Goodwill is amortized on a straight-line basis over 20 years.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

ADVERTISING COSTS

Advertising costs, consisting primarily of costs of attending industry trade shows, are expensed as incurred.

INCOME TAX

The  Company  uses  Statement of Financial  Accounting  Standards
("SFAS") No. 109 issued by the Financial Accounting Standards Board ("FASB") for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

FOREIGN TRANSACTIONS

Sales outside of the United States are not significant and substantially all transactions occur in United States dollars.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common shares used in computing primary earnings per share was 3,330,764, 3,324,000 and 3,324,000 for fiscal 1997, 1996, and
1995, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 3,647,810, 3,326,647 and 3,324,000 for fiscal 1997,
1996, and 1995, respectively. Common equivalent shares include the impact of outstanding dilutive stock options.

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

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

STOCK OPTIONS

The Company has adopted the disclosure requirement under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to account for its plans under APB Opinion No. 25 and calculate the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

LONG LIVED ASSETS

In May 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be
reviewed   for   impairment  whenever  events   or   changes   in
circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997, the Company adopted SFAS No. 121, the effect of which was not material.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. This statement establishes standards for computing and presenting earnings per share and is effective for the Company's fiscal year ending May 31, 1998. Earlier application of this statement is not permitted. The Company believes that the implementation of this statement will not have a significant effect on earnings per share.

The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. This statement establishes standards for disclosing information about an entity's capital structure and is effective for the Company's fiscal year ending May 31, 1998. The Company plans to adopt the disclosure requirements of SFAS No. 129.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholder's equity section of the consolidated balance sheet. This statement will be effective for the Company's fiscal year ending May 31, 1999. The Company has not determined the effect of this statement on its financial statement disclosure.

The Company is required to adopt SFAS No.131, "Disclosure About Segments of an Enterprise and related Information" in the fiscal year ending May 31, 1999. This statement establishes additional standards for segment reporting in the financial statements. The Company has not determined the effect of this statement on its financial statement disclosure.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

NOTE 2.   INVENTORIES

Inventories consist of the following at May 31:

                                               1997         1996
                                         ----------------------------
          Raw materials                  $   1,977,089 $   2,778,329
          Work in process                      465,514       436,726
          Finished goods                     2,907,843     2,389,575
                                         ----------------------------
                                         $   5,350,446 $   5,604,630
                                         ============================

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31:

                                                    1997          1996
          Land                               $      728,412   $     805,052
          Buildings and improvements              5,913,362       6,126,608
          Furniture and equipment                 3,475,883       2,774,628
          Vehicles                                  876,892         819,153
                                             -------------------------------
                                                 10,994,549      10,525,441
          Less accumulated depreciation           3,744,519       3,266,018
                                             -------------------------------
                                             $    7,250,030   $   7,259,423
                                             ===============================

NOTE 4.   SHORT-TERM BORROWINGS

The Company finances some of its activities through a revolving line of credit with a financial institution which allows maximum borrowings of the lesser of $750,000 or 75% of eligible accounts receivable. Borrowings are collateralized by a general pledge agreement covering the Company's accounts receivable, inventory, certain fixed assets and depository accounts. There was no balance outstanding under the line of credit at May 31, 1997 and at May 31, 1996. There was no activity on the line for the years ending May 31, 1997 and 1996. Interest on the line is based on the institution's prime rate plus 2%, payable monthly. The credit agreements contain restrictive covenants, generally requiring the Company to maintain certain financial ratios as defined in the agreement. As of May 31, 1997 the Company was in compliance with all financial ratios and covenants required as defined in the agreement.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

NOTE 5.   LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt, excluding amounts due to related parties, consists of the following at May 31:

                                                     1997            1996
                                                -----------------------------
Notes payable to bank, collateralized by
  a deed of trust, interest at 8%,
  principal and interest payments of
  $6,077 are due monthly through 1998           $         0     $   406,376

Various notes payable for equipment,
  interest at 14.5% to 25.5%, payable in
  monthly payments of $6,300 through  1998           27,472          67,643

Notes payable to mortgage companies,
  collateralized by real estate,
  interest at 7.5% to 9.5%, principal
  and interest payments of $898 are due
  monthly through 2016                               64,004          68,056
                                                ----------------------------
                                                     91,476         542,075
                  Less current portion               24,052          85,914
                                                ----------------------------
                                                $    67,424     $   456,161
                                                ============================

Estimated annual principal maturities of long-term debt at May
31, 1997 are as follows:


                1998                                  $    24,052
                1999                                       14,499
                2000                                        6,220
                2001                                        6,723
                2002                                        2,642
                Thereafter                                 37,340
                                                      ------------
                                                      $    91,476
                                                      ============

The majority stockholder has personally guaranteed approximately
$27,472 of the above debt.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

NOTE 6.   RELATED PARTIES

The Company purchased plastic coated playing cards from an entity related through common ownership. Included in accounts payable at May 31, 1997 and 1996, are payables to the related entity for these purchases in the amounts of $21,343 and $33,859, respectively. Included in interest expense is approximately $0, $7,000 and $23,000 to related parties in 1997, 1996 and 1995, respectively.

The following amounts were paid for legal, accounting, and consulting services to individuals who are currently, or have been, members of the Company's Board of Directors:

                                    1997          1996         1995
                                --------------------------------------
          Laurence A. Speiser   $   134,317  $   128,591   $  152,033
          Wayne H. White                  0       23,819       56,575
          Michael E. Cox             18,377       36,691       79,493

Due to related parties consists of the following at May 31:

                                                          1997        1996
       Unsecured note payable to majority
          stockholder, annual payments of $125,000     $       0   $   15,000
          plus interest at 6%

          Less current portion                                              -
                                                       -----------------------
                                                       $       0   $   15,000
                                                       =======================

On November 22, 1996, the Company advanced to a director a $150,000 line of credit. The line of credit is to be repaid in full on or before December 31, 1998, with interest only payable to the Company at an interest rate equal to prime plus 2%. The loan is secured by a general pledge agreement covering all the director's assets, rights to purchase certain shares of the Company's stock, and a pledge of certain shares of the Company's common stock by the Company's principal stockholder.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments at May 31, 1997 are as follows:

                   1998                             $    213,107
                   1999                                  191,217
                   2000                                  152,683
                   2001                                  130,515
                   2002                                        0
                   Thereafter                                  0
                                                    -------------
                                                    $    687,522
                                                    =============

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

The Company has a twelve year option to extend the  lease  at one
facility.   The  annual  rent during the first  8  year  term  is
$142,380.   The  rent  payments during  the  option  period  will
increase 5% annually.

Rent  expense  totaled $233,633, $228,222 and $231,186  in  1997,
1996 and 1995, respectively.

The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

NOTE 8.   INCOME TAX MATTERS

The  provision  (benefit)  for  income  taxes  reflected  in  the
Statements  of Income for the years ended May 31, 1997  and  1996 consisted of:

                                    1997           1996
Current                       $     799,238   $     193,616
Deferred                            (37,407)              0
                              ------------------------------
Total provision (benefit)     $     761,831   $     193,616
                              ==============================

The provision (benefit) for income taxes differs from amounts computed by applying the federal income tax rate of 34% for the year ended May 31, 1997 and 1996, to income before provision for federal income taxes for the following reasons:

                                                         1997          %       1996          %
                                                      -------------------------------------------
Federal and state income tax at statutory rate        $   725,565    34.00  $  180,000     34.00
Adjustments:
 Meals and entertainment                                   21,697     1.02      23,000      4.34
 State taxes                                               35,348     1.66      10,600      2.00
 Other                                                    (20,779)   (0.98)    (19,984)    -3.76
                                                      -------------------------------------------
 Total provision for income taxes                     $   761,831    35.70  $  193,616     36.58
                                                      ============          ===========

As of May 31, 1997 and 1996, there were no material temporary differences or carryforwards.

NOTE 9.   STOCK OPTION PROGRAMS

The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees,

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 3,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 1,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,000 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of grant. The options expire on the tenth anniversary of the date of grant or 9 months after retirement or 2 years after death. Options covering 3,000 and 6,000 shares were granted during the year ended May 31, 1997 and 1996, at $8.06 and $6.50 per share, respectively.

The following is a summary of option activity for the 3 years ended May 31, 1997:

                                                                     Weighted
                                           Options       Shares       Average
                                           Available     Under       Exercise
                                          for Grant       Plan        Price
                                          ------------------------------------
Outstanding at May 31, 1994                 265,500       309,500    $  11.27

     Granted                                (36,500)       36,500       13.41
     Canceled                                42,250       (42,250)      11.25
     Exercised                                    -             -           -
                                          ------------------------------------

Outstanding at May 31, 1995                 271,250       303,750       11.53

     Granted                               (326,000)      326,000        8.66
     Canceled                               306,750      (306,750)      11.49
     Exercised                                    -             -           -
                                          ------------------------------------

Outstanding at May 31, 1996                 252,000       323,000    $   8.71

     Additional shares reserved             500,000             -           -
     Granted                               (715,000)      715,000        8.95
     Canceled                                35,000       (35,000)       8.15
     Exercised                               93,000       (93,000)       8.30
                                          ------------------------------------
Outstanding at May 31, 1997                 165,000       910,000    $   8.96
                                          ====================================

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

                                                          1997       1996
                                                         ------     ------
The weighted average fair value of options granted       $4.27      $4.21

The following table summarizes information concerning currently outstanding and exercisable options:

                ---------------------------------------------------------------------
                            Options Outstanding               Options Exercisable
                ---------------------------------------------------------------------
                                     Weighted
                                      Average     Weighted                  Weighted
      Range of                      Remaining      Average                   Average
      Exercise          Number    Contractual     Exercise       Number     Exercise
        Prices     Outstanding           Life        Price  Exercisable        Price
 ------------------------------------------------------------------------------------
 $ 6.5 to  9.0         680,000           9.41    $    8.21      162,500     $   8.21
 $ 9.0 to 13.0         230,000           9.68    $   11.17        3,000     $  13.00
 ------------------------------------------------------------------------------------
                       910,000                                  165,500
 ------------------------------------------------------------------------------------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earning per share would have been reduced to the following pro forma amounts:

                                              1997              1996
     Net income:         As reported:     $ 1,372,183       $  336,840
                         Pro forma:            11,115          177,812

     Earnings per share: As reported:
                           Primary        $      0.41       $     0.10
                           Fully diluted  $      0.38       $     0.10

                         Pro forma:
                           Primary        $         0       $     0.05
                           Fully diluted  $         0       $     0.05

Pro forma earnings reflect only options granted in 1997 and 1996.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1996 is not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 1997 and 1996 grants; risk-free interest rate at the date of grant which ranged from 5.6% to 6.7%;
expected dividend yield of 0.0%; expected life of 5 years; and expected violatility of 43.79%.

As of May 31, 1997, a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's common stock on the date of grant.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------

NOTE 10.  CASH FLOW INFORMATION

There   were  no  significant  noncash  investing  or   financing
activities during the years ended May 31,  1997, 1996, and 1995.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Annual Meeting of Stockholders on October 13, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This  information is incorporated by reference the Company's
Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               Included in Part II of this report:

               Consolidated  Balance Sheets at May 31,  1997  and
               1996.

               Consolidated Statements of Operations for the Years Ended May 31, 1997, 1996 and 1995.

               Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1997, 1996 and 1995.



               Consolidated  Statements of  Cash  Flows  for  the
               Years Ended May 31, 1997, 1996 and 1995.

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



          10.01  Loan  Agreement dated January 9,  1996  by  and
                 between  Paul-Son  Gaming  Supplies,  Inc.,  as
                 borrower, and First Interstate Bank of  Nevada,
                 N.A.,  as lender; Promissory Note dated January
                 9,  1996, executed by Paul-Son Gaming Supplies,
                 Inc.,  payable to the order of First Interstate
                 Bank   of  Nevada,  N.A.;  Commercial  Security
                 Agreement  dated January 9, 1996,  executed  by
                 Paul-Son  Gaming Supplies, Inc., as debtor,  in
                 favor of First Interstate Bank of Nevada, N.A.,
                 as  secured  party; Commercial  Guaranty  dated
                 January 9, 1996, by and between Paul-Son Gaming
                 Supplies, Inc. As borrower and Paul-Son  Gaming
                 Corporation  as guarantor and First  Interstate
                 Bank  of  Nevada, N.A., as lender, incorporated
                 herein  by reference from the Company's  annual
                 report on Form 10-K for the year ended May  31,
                 1996, Part IV, Item 14(c), Exhibit 10.02.

          10.02  Paul-Son  Gaming  Corporation  1994  Directors'
                 Stock  Option Plan (as amended July 29,  1996),
                 incorporated  herein  by  reference  from   the
                 Company's  annual report on Form 10-K  for  the
                 year  ended May 31, 1996, Part IV, Item  14(c),
                 Exhibit 10.03.

          10.03  Paul-Son   Gaming  Corporation  1994  Long-Term
                 Incentive  Plan  (as amended  July  29,  1996),
                 incorporated  herein  by  reference  from   the
                 Company's  annual report on Form 10-K  for  the
                 year  ended May 31, 1996, Part IV, Item  14(c),
                 Exhibit 10.04.

          10.04  Lease  dated  May  17,  1993,  by  and  between
                 Paul-Son Mexicana S.A. de C.V., as lessee,  and
                 Coprodiedad   Arte   Y   Diseno,   as    lessor
                 incorporated  herein  by  reference  from   the
                 Company's  registration statement on  Form  S-1
                 (SEC  No. 33-74758), Part II, Item 16,  Exhibit
                 10.05.

          10.05  Exclusive    Distributor    Agreement     dated
                 November  1, 1993, by and between Jones  Casino
                 Supplies, Inc. and Paul-Son Supplies and  Card,
                 Inc. incorporated herein by reference from  the
                 Company's  registration statement on  Form  S-1
                 (SEC  No. 33-74758), Part II, Item 16,  Exhibit
                 10.13.

          10.06  Consulting  Agreement dated July 29,  1996,  by
                 and  between  Paul-Son Gaming  Corporation  and
                 Martin   S.   Winick;  Addendum  to  Consulting
                 Agreement  by and between Martin S. Winick  and
                 Paul-Son Gaming Corporation dated November  19,
                 1996,    by   and   between   Paul-Son   Gaming
                 Corporation  and Martin S. Winick, incorporated
                 herein  by reference from the company's  report
                 on Form 10-Q for the quarter ended November 30,
                 1996, Part II, Item 6(a), Exhibit 10.01.



          10.07  Line  of  Credit Agreement dated  November  19,
                 1996,    by   and   between   Paul-Son   Gaming
                 Corporation  and  Martin  S.  Winick,  Line  of
                 Credit Promissory Note, dated November 1996, by
                 Martin  S. Winick, in favor of Paul-Son  Gaming
                 Corporation; Security Agreement dated  November
                 19, 1996, by Martin S. Winick, in favor of Paul-
                 Son  Gaming  Corporation; Assignment  Agreement
                 dated November 19, 1996, by Martin S. Winick to
                 Paul-Son  Gaming  Corporation;  and  Collateral
                 Undertaking Agreement dated November 19,  1996,
                 by  and between Paul S. Endy, Jr., individually
                 and  as trustee of the Paul S. Endy, Jr. Living
                 Trust,   and   Paul-Son   Gaming   Corporation,
                 incorporated  herein  by  reference  from   the
                 Company's  report on Form 10-Q for the  quarter
                 ended  November 30, 1996, Part II,  Item  6(a),
                 Exhibit 10.02.

          10.08  Master  Agreement dated July 30, 1997,  by  and
                 between  Authentic Products, Inc. and  Gridiron
                 Marketing, LLC, which includes as Exhibit C the
                 form  of  Operating  Agreement  of  Brand   One
                 Marketing,  LLC dated August 4,  1997,  by  and
                 between  Gridiron Marketing, LLC, and Authentic
                 Products, Inc.

          21.01  List   of   subsidiaries  of  Paul-Son   Gaming
                 Corporation.

          23.01  Consent of Deloitte & Touche LLP.

          23.02  Consent of McGladrey & Pullen, LLP.

          27.01  Financial Data Schedule



             [Letterhead of McGladrey & Pullen, LLP]

                  INDEPENDENT AUDITOR'S REPORT
                         ON THE SCHEDULE

To the Board of Directors
PAUL-SON GAMING CORPORATION
Las Vegas, Nevada

Our  audit  of the consolidated financial statements of  Paul-Son
Gaming   Corporation  and  Subsidiaries  included   Schedule   II
contained herein, for the year ended May 31, 1995.

In our opinion, the schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles,

/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
August 25, 1995



PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1997, 1996 AND 1995



                                 BALANCE AT       PROVISIONS                       BALANCE AT
                                  BEGINNING       CHARGED TO                         END OF
   YEARS ENDED MAY 31,             OF YEAR         EXPENSES       CHARGE-OFFS         YEAR
-----------------------------------------------------------------------------------------------
Allowance for doubtful accounts

           1997                  $  281,712       $   96,000      $   108,572      $  269,140
                                 =============================================================
           1996                  $  214,000       $   96,000      $    28,288      $  281,712
                                 =============================================================
           1995                  $   20,000       $  912,697      $   718,697      $  214,000
                                 =============================================================

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PAUL-SON GAMING CORPORATION

August 28, 1997                  By:  /s/ Paul S. Endy, Jr.
                                      Paul S. Endy, Jr.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange  Act of  1934,  this  report has been signed below  by  the  following persons on behalf of the registrant and in the capacities and  on the dates indicated.
August 28, 1997                       /s/ Paul S. Endy, Jr.
                                      Paul S. Endy, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer

                                      /s/ Eric P. Endy
                                      Eric P. Endy
                                      President and Director

                                      /s/ Kirk Scherer
                                      Kirk Scherer, Treasurer and Chief
                                         Financial Officer
                                      (Principal Financial and Accounting Officer)



                                      /s/ Laurence A. Speiser
                                      Laurence A. Speiser, Secretary and
                                      Director

                                      /s/ Jerry G. West
                                      Jerry G. West, Director

                                      /s/ Richard W. Scott
                                      Richard W. Scott, Director

                                      /s/ Martin S. Winick
                                      Martin S. Winick, Director



                          EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION                                PAGE NO.

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

10.01       Loan Agreement dated January 9, 1996 by  and
            between  Paul-Son Gaming Supplies, Inc.,  as
            borrower,  and  First  Interstate  Bank   of
            Nevada,  N.A.,  as lender;  Promissory  Note
            dated  January 9, 1996, executed by Paul-Son
            Gaming Supplies, Inc., payable to the  order
            of  First  Interstate Bank of Nevada,  N.A.;
            Commercial Security Agreement dated  January
            9,   1996,   executed  by  Paul-Son   Gaming
            Supplies, Inc., as debtor, in favor of First
            Interstate Bank of Nevada, N.A., as  secured
            party; Commercial Guaranty dated January  9,
            1996,   by   and  between  Paul-Son   Gaming
            Supplies,  Inc.  As  borrower  and  Paul-Son
            Gaming  Corporation as guarantor  and  First
            Interstate Bank of Nevada, N.A., as  lender,
            incorporated  herein by reference  from  the
            Company's annual report on Form 10-K for the
            year  ended  May  31, 1996,  Part  IV,  Item
            14(c), Exhibit 10.02.

10.02       Paul-Son  Gaming Corporation 1994 Directors'
            Stock  Option  Plan  (as  amended  July  29,
            1996), incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item
            14(c), Exhibit 10.03.

10.03       Paul-Son  Gaming Corporation 1994  Long-Term
            Incentive Plan (as amended July 29, 1996), incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item
            14(c), Exhibit 10.04.



10.04       Lease  dated  May 17, 1993, by  and  between
            Paul-Son  Mexicana S.A. de C.V., as  lessee,
            and  Coprodiedad  Arte Y Diseno,  as  lessor
            incorporated  herein by reference  from  the
            Company's registration statement on Form S-1
            (SEC  No.  33-74758),  Part  II,  Item   16,
            Exhibit 10.05.

10.05       Exclusive   Distributor   Agreement    dated
            November  1,  1993,  by  and  between  Jones
            Casino  Supplies, Inc. and Paul-Son Supplies
            and   Card,  Inc.  incorporated  herein   by
            reference  from  the Company's  registration
            statement  on  Form S-1 (SEC No.  33-74758),
            Part II, Item 16, Exhibit 10.13.

10.06       Consulting Agreement dated July 29, 1996, by
            and  between Paul-Son Gaming Corporation and
            Martin  S.  Winick; Addendum  to  Consulting
            Agreement  by and between Martin  S.  Winick
            and   Paul-Son   Gaming  Corporation   dated
            November  19, 1996, by and between  Paul-Son
            Gaming  Corporation and  Martin  S.  Winick,
            incorporated  herein by reference  from  the
            company's  report  on  Form  10-Q  for   the
            quarter  ended November 30, 1996,  Part  II,
            Item 6(a), Exhibit 10.01.

10.07       Line of Credit Agreement dated November  19,
            1996,   by   and  between  Paul-Son   Gaming
            Corporation  and Martin S. Winick,  Line  of
            Credit Promissory Note, dated November 1996,
            by  Martin  S. Winick, in favor of  Paul-Son
            Gaming Corporation; Security Agreement dated
            November  19, 1996, by Martin S. Winick,  in
            favor   of   Paul-Son  Gaming   Corporation;
            Assignment  Agreement  dated  November   19,
            1996, by Martin S. Winick to Paul-Son Gaming
            Corporation;   and  Collateral   Undertaking
            Agreement  dated November 19, 1996,  by  and
            between Paul S. Endy, Jr., individually  and
            as  trustee of the Paul S. Endy, Jr.  Living
            Trust,   and  Paul-Son  Gaming  Corporation,
            incorporated  herein by reference  from  the
            Company's  report  on  Form  10-Q  for   the
            quarter  ended November 30, 1996,  Part  II,
            Item 6(a), Exhibit 10.02.

10.08       Master Agreement dated July 30, 1997, by and     58
            between   Authentic   Products,   Inc.   and
            Gridiron  Marketing, LLC, which includes  as
            Exhibit C the form of Operating Agreement of
            Brand  One  Marketing, LLC dated  August  4,
            1997,  by  and  between Gridiron  Marketing,
            LLC, and Authentic Products, Inc.

21.01       List  of  subsidiaries  of  Paul-Son  Gaming    120
            Corporation.

23.01       Consent of Deloitte & Touche LLP.               122

23.02       Consent of McGladrey & Pullen, LLP.             124

27.01       Financial Data Schedule                         126

                               57
