Form 10-Q
period 1997-08-31
PAUL SON GAMING CORP
filed 1997-10-20
CIK 918580

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 (Mark One)
( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: August 31, 1997

                                     OR

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from:__________ to __________

Commission file number: 0-23588

                   PAUL-SON GAMING CORPORATION
     (Exact name of registrant as specified in its charter)

             NEVADA                           88-0310433
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada            89102
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

3,421,500 shares of Common Stock, $0.01 par value as of August 29, 1997


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                AUGUST 31, 1997 and MAY 31, 1997

                             ASSETS

                                                                AUGUST 31,          MAY 31,
                                                                   1997              1997
                                                               -----------        -----------
CURRENT ASSETS
   Cash and cash equivalents                                    $1,092,678         $2,753,152
   Trade receivables, less allowance for doubtful accounts
     ($292,340, August 31, 1997; $269,140, May 31, 1997)         3,186,581          3,669,139
   Inventories (Note 2)                                          5,836,233          5,350,446
   Prepaid expenses                                                218,360            140,962
   Income tax benefit receivable                                   146,471                  -
   Other current assets                                            490,402            627,808
     Total current assets                                      $10,970,725        $12,541,507
                                                               -----------        -----------
PROPERTY AND EQUIPMENT, NET (NOTE 4)                            $7,270,533         $7,250,030

OTHER ASSETS
   Note receivable (Note 5)                                       $150,000           $150,000
   Goodwill and other assets                                       461,216            455,205
                                                               -----------        -----------
                                                               $18,852,474        $20,396,742
                                                               ===========        ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt (Note 4)                   $26,635            $24,052
   Accounts payable                                                418,106            727,196
   Accrued expenses                                                404,608            584,212
   Customer deposits                                             1,261,793          1,579,161
   Income tax payable                                                                 318,930
     Total current liabilities                                   2,111,142          3,233,551
                                                               -----------        -----------
LONG-TERM DEBT, net of current maturities
   Notes and contracts payable (Note 4)                             57,534             67,424
   Deferred tax liability, net                                      11,060             11,060
                                                               -----------        -----------
                                                                    68,594             78,484

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                         -                  -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,421,500 and           34,215             34,170
     3,417,000 shares as of August 31, 1997 and May 31, 1997
   Additional paid-in capital                                   13,145,223         13,108,998
   Retained earnings                                             3,493,300          3,941,539
                                                               -----------        -----------
                                                                16,672,738         17,084,707
                                                               -----------        -----------
                                                               $18,852,474        $20,396,742
                                                               ===========        ===========



                PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED
                                                    AUGUST 31,
                                          -----------------------------
                                              1997             1996
                                          -----------       -----------
Revenues                                   $5,546,583        $6,042,758

Cost of revenues                            4,741,579         4,126,393
                                          -----------       -----------
   Gross profit                               805,004         1,916,365

Selling, general and
   administrative expenses (Note 5)         1,567,540         1,415,549
                                          -----------       -----------
   Operating income (loss)                   (762,536)          500,816

Other income                                   61,501            19,722
Interest expense                               (4,854)          (13,394)
                                          -----------       -----------
Income (loss) before income taxes            (705,889)          507,144

Income tax benefit (expense)                  257,649          (185,108)
                                          -----------       -----------
   Net income (loss)                        ($448,240)         $322,036
                                          ===========       ===========
Net income (loss) per share                    ($0.13)             0.10
                                          ===========       ===========
Weighted average common
   shares outstanding                       3,421,500         3,324,000
                                          ===========       ===========


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                   ------------------------------
                                                                        1997             1996
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                     $5,749,399       $6,650,752
   Cash paid to suppliers and employees                             (6,993,149)      (5,396,179)
   Interest received                                                    23,875            9,384
   Interest paid                                                        (4,854)         (13,394)
   Income taxes paid                                                  (207,752)        (156,050)
     Net cash (used in) provided by operating activities            (1,432,481)       1,094,513

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (256,956)         (73,397)
     Net cash (used in) investing activities                          (256,956)         (73,397)
                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                          -          (15,000)
   Proceeds from exercise of options                                    36,270                -
   Principal payments on long-term borrowings                           (7,307)         (22,177)
     Net cash (used in) provided by financing activities                28,963          (37,177)
                                                                   ------------      ------------
     Net (decrease) increase in cash and cash equivalents           (1,660,474)         983,939

CASH AND CASH EQUIVALENTS, beginning                                 2,753,152          997,509
                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS, ending                                   $1,092,678       $1,981,448
                                                                   ============      ============
RECONCILIATION OF NET (LOSS) INCOME TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net (loss) income                                               ($448,240)        $322,036
     Adjustments to reconcile net (loss)  income to net
       cash (used in) provided by operating activities:
         Depreciation and amortization                                 242,755          191,235
         Provision for bad debts                                        24,000           24,000
         Change in assets and liabilities:
            Decrease in accounts receivable                            458,558          119,226
            (Increase) in income tax benefit receivable               (146,471)               -
            (Increase) decrease in inventories                        (485,787)         203,369
            (Increase) decrease in prepaid expenses                    (77,398)          23,350
            (Increase) decrease in other current assets                137,406          (39,223)
            (Increase) decrease in other assets                        (12,312)           5,302
            Decrease in account payable and accrued expenses          (488,694)        (280,145)
            (Decrease) increase in customer deposits                  (317,368)         478,430
            (Decrease) increase in income taxes payable               (318,930)          46,933
                                                                   ------------      ------------
            Net cash (used in) provided by operating activities    ($1,432,481)      $1,094,513
                                                                   ============      ============

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Paul-Son Gaming Corporation and its subsidiaries ("Paul-Son" or the "Company") is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States.

BASIS OF PRESENTATION

      The consolidated statements of operations and cash flows of Paul-Son for the periods ended August 31, 1997 and 1996 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), and Paul-Son Mexicana S.A. de C. V. ("Mexicana"). All material intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of August 31, 1997 and the related consolidated statements of operations and statements of cash flows for the three month periods ended August 31, 1997 and August 31, 1996 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such period. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Property  and  equipment   are  stated  at  cost,   net   of
depreciation. Depreciation is computed primarily on the straight line method for financial reporting purposes over the following estimated useful lives:

                                              YEARS
                                             -------
              Building and Improvement        18-27
              Furniture and Equipment          5-10
              Vehicles                          5-7

GOODWILL

     Goodwill  is  amortized  on a straight-line  basis  over  20 years.

EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of shares outstanding during the period. The effect of common stock equivalents was antidilutive for the period ended
August 31, 1997 and was not material in 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      During 1997 the Financial Accounting Standards Board ("FASB") issued the following statements of financial accounting standards ("FAS"): FAS No. 128, "Earnings per Share", FAS No. 129, "Disclosure of Information about Capital Structure", FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". FAS No. 128 and 129 are effective for the periods ending after December 15, 1997, and establish standards for computing and presenting earnings per share ("EPS"), and for disclosing information about an entity's capital structure, respectively. Management believes these standards will not have a significant impact on its EPS or financial statement disclosure.  FAS  No.  130  and  131  are  effective  for periods beginning after December 15, 1997. FAS No. 130 requires classifying items of other comprehensive income by their nature in a financial statement. FAS No. 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of these statements on its financial statement disclosures.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                           August 31,        May 31,
                                              1997             1997
                                         ------------    ------------
          Raw materials                  $  1,884,244    $  1,977,089
          Work in process                     432,165         465,514
          Finished goods                    3,519,824       2,907,843
                                         ------------    ------------
                                         $  5,836,233    $  5,350,446
                                         ============    ============

NOTE  3 - SHORT-TERM BORROWINGS

      The Company has available a revolving line of credit (the "Line of Credit") with a financial institution which allows maximum borrowings of the lesser of $750,000 or 75% of eligible accounts receivable. Borrowings are collaterized by a general pledge agreement covering the Company's accounts receivable, inventory, certain fixed assets and depository accounts. There was no balance outstanding under the Line of Credit at August 31, 1997 and May 31, 1997.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt, other than amounts due to related parties, consists of the following:

                                           August 31,         May 31,
                                              1997             1997
                                          -----------     -----------
        Various notes payable for
          equipment, interest at 14.5%
          to 25.5%, payable in monthly
          payments of $6,300 through
          1988                            $   21,311      $   27,472

        Notes payable to mortgage
          companies, collateralized by
          real estate, interest at
          7.5% to 9.5%, principal and
          interest payments of $898
          are due monthly through 2016        62,858          64,004
                                          -----------     -----------
                                              84,169          91,476
               Less current portion           26,635          24,052
                                          -----------     -----------
                                          $   57,534      $   67,424
                                          ===========     ===========

NOTE 5 - RELATED PARTIES

     The following amounts were paid for legal, accounting and consulting fees to individuals who are currently, or have been, members of the Company's Board of Directors.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                                           1997          1996
                                        ----------    ---------
          Laurence A. Speiser           $   40,937    $  31,304
          Michael E. Cox                     4,035        4,877
                                        ----------    ---------
                                        $   44,972    $  36,181
                                        ==========    =========

     On November 22, 1996 the Company advanced to a director a $150,000 line of credit. The line of credit is to be repaid in full on or before December 1998, with interest only payable quarterly to the Company at an interest rate equal to prime plus 2%. The loan is secured by a general pledge agreement covering all of the director's assets, rights to purchase certain shares of the Company's stock, and a pledge of certain shares of the Company's common stock by the Company's principal stockholder.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     Paul-Son is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas and San Luis, Mexico, and sales offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; New Orleans, Louisiana; Fort Lauderdale, Florida; Gulfport, Mississippi; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States, and management believes that it has the leading market share for most of its major product lines.

COMPARISON  OF OPERATIONS FOR THE THREE MONTHS ENDED  AUGUST  31,
1997 AND AUGUST 31, 1996

     REVENUES. For the three months ended August 31, 1997, revenues were approximately $5.5 million, an 8.2% or approximately $500,000 decrease from the approximately $6.0 million in revenues in the comparable period of the prior year. This decrease was due principally to a decrease in core sales revenues. During the three months ended August 31, 1997 the Company supplied products totaling approximately $1.7 million to 5 new casinos (including 1 new opening which generated sales reported in the prior quarter), almost identical to the approximately $1.7 million to 5 new casinos in the comparable period of the prior year. Core sales revenue decreased by 10.7%, or approximately $465,000, to $3.9 million for the three months ended August 31, 1997, versus approximately $4.3 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the quarter ended August 31, 1997 principally due to decreases in casino chip sales during the quarter, which were partially offset by increases in layout and playing card sales. Management believes the reduced demand for casino chips during the quarter is unusual and is not expected to continue beyond the next fiscal quarter.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 85.5% for the current period, as compared to 68.3% for the three months ended August 31, 1996. The increase was due principally to lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs), coupled with a change in the product mix sold in comparison to the historical results of the Company. Casino chip sales, for which the Company normally generates the highest gross margin (approximately 50%) were only approximately $1.0 million during the quarter ended August 31, 1997, versus approximately $2.3 million in the comparable quarter of the prior year. Because of the low volume in casino chip production, the higher per unit costs of manufacturing resulted in the Company achieving a margin of less than 25% on the casino chips that were sold during the quarter. Conversely, furniture and seating sales, for which the Company generates its lowest profit margins (normally less than 20%) made up almost 35% of the sales for the quarter, twice the historical ratio. The increase in the cost of revenues was also due in part to the Company's transfer of a portion of its playing card production to Mexico and the operating of duplicate playing card production facilities until the Company has completed the transfer. Overall sales of the Company's manufactured products during the quarter dropped to approximately $2.8 million, versus approximately $4.0 in the same quarter of the prior year. Management believes the change in product mix is unusual and is not expected to continue beyond the next fiscal quarter.

     GROSS PROFIT. Gross profit during the quarter ended August 31, 1997 decreased in absolute dollars by approximately $1.1 million from the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 68.3% to 85.5% due to the factors discussed above.

     SELLING,  GENERAL  AND ADMINISTRATIVE  EXPENSES.    For  the
three months ended August 31, 1997, selling, general and administrative expenses ("SG&A") increased approximately $152,000 or 10.7%, to approximately $1.6 million, as compared to the approximately $1.4 million in the comparable period of the prior year. Major increases in SG&A included increases in salaries and wages ($65,000) and advertising and promotion ($34,000) as a result of the Company's efforts to expand market share for its products and expand sales coverage in certain areas, and depreciation ($44,000) as a result of the Company's installation of additional production facilities.

     NET INCOME. For the three months ended August 31, 1997 the Company sustained a net loss of approximately ($448,000), an decrease in net income of $770,000 from the net income for the three months ended August 31, 1996 of approximately $322,000, primarily as a result of decreases in sales and gross profit, and increases in SG&A over the comparable period in the prior year. The net loss per share was ($0.13) for the three months ended August 31, 1997, as compared to net income per share of $0.10 for the three months ended August 31, 1996, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW.   Management believes that the combination of cash
flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $8.9 million at August 31, 1997, versus approximately $9.3 million at May 31, 1997. Working capital decreased during the three months ended August 31, 1997, primarily due to the Company's net loss before depreciation and income taxes of approximately $463,000, and the Company's investment in property, plant and equipment of $257,000 during the quarter.

     CASH FLOW. Operating activities used approximately $1.4 million in cash during the three months ended August 31, 1997, as compared to cash generated of approximately $1.1 million during the same period in the prior year. The net loss before depreciation and income taxes of approximately $463,000, reduction of accounts payable and accrued expenses of $489,000, and the increased investment in inventories of $486,000 were the major operational uses of cash during the quarter. Additionally, the Company used approximately $257,000 to purchase property and equipment during the quarter.

     LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with Wells Fargo Bank of Nevada ("Wells Fargo") which presently allows the Company to borrow up to $750,000. The Line of Credit matures on January 2, 1998. As of August 31, 1997, no advances were outstanding and all of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Wells Fargo, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate of 2.0% over Wells Fargo's prime lending rate.

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain a current ratio (current assets to current liabilities) of not less than 1.5 to 1, a debt to worth ratio (total liabilities divided by stockholders' equity) of less than 1 to 1 and a fixed charge coverage ratio ((earnings before interest, taxes, depreciation and amortization) divided by (prior period current maturities of long term debt plus interest plus rent)) of at least 2.0 to 1 on an annual basis.

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). In the past, there has not appeared to be any seasonality associated with the Company's "core sales" to existing customers. However, in light of the changes to core sales experienced during the quarter ended August 31, 1997, the Company is evaluating whether this continues to be the case.

     BACKLOG. Open orders as of August 31, 1997 totaled approximately $2.8 million, compared to approximately $1.9 million at August 31, 1996. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

     LAS VEGAS FACILITIES. In May 1997, the Company relocated its corporate headquarters to new facilities (the "New Las Vegas Facility"). The New Las Vegas Facility was purchased in September 1995 for $2,000,000, and since that time the Company has made improvements totaling approximately $375,000. The New Las Vegas Facility now houses the casino sales office, a centralized warehouse of finished goods inventory, the Las Vegas playing card production line, roulette and Big Six wheel manufacturing, and the table layout art and chip art departments. The Company's retail sales showroom, plastic dealing shoes manufacturing and some limited warehousing is located at the Company's former headquarters (the "Original Las Vegas Facility") which the Company has owned since 1966. In February 1997, the Company sold one of the buildings (approximately 9,000 square feet) which was a component of the Original Las Vegas Facility for $450,000, resulting in the reduction in the square footage at the Original Las Vegas Facility from 35,000 to 26,000 square feet and repayment of the Company's prior obligations to a financial institution in the original principal amount of $500,000 which was secured by a deed of trust on the Original Las Vegas
Facility. The remaining components of the Original Las Vegas Facility continue to be listed for sale.

     SAN LUIS FACILITIES . In January of 1997, the Company installed a second playing card production line in its San Luis, Mexico facilities (the "San Luis Facilities"). The use of existing space at the San Luis Facilities provides additional playing card production capacity while the Company evaluates production costs and efficiencies achieved in the San Luis Facilities. The additional production line will also augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market, which provides additional opportunities to the Company. The Company's ability to compete for additional market share in playing card sales should be enhanced by the Company's anticipated decrease in per unit production costs. Management is analyzing whether the anticipated lower playing card production costs will justify the relocation of other portions of its manufacturing operations to Mexico.

     NEW SAN LUIS BUILDING. In July 1997, the Company's Board of Directors approved the purchase of an existing approximately 66,000 square foot building (the "New San Luis Building") located approximately 400 yards from the San Luis Facilities for $1,100,000. The purchase of the New San Luis Building is expected to be completed on or before November 15, 1997. The funds for the purchase of the New San Luis Building will come from cash on hand or a combination of cash on hand and new financing. The Company plans to use the New San Luis Building to augment its playing card and chip production capabilities to accommodate the anticipated increase in demand for the Company's playing cards.

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

     For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1997, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

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

          None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

     At the Company's annual meeting of stockholders held on October 3, 1997, the Company's stockholders voted on the election of two directors for terms expiring in 2000. The results were as follows:

  NAME OF DIRECTOR         For      Against     Abstain    Unvoted
  ----------------       -----------------------------------------
Paul S. Endy, Jr.        3,226,811    5,900       0           0

Laurence A. Speiser      3,226,811    5,900       0           0

     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EXHIBIT
               NUMBER  DESCRIPTION
               ------- -----------
               27.01  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAUL-SON GAMING CORPORATION

Date: October 20, 1997             By:  /s/ Eric P. Endy
                                        Eric P. Endy, President
                                         (Duly Authorized Officer)

Date: October 20, 1997             By:  /s/ Kirk Scherer
                                        Kirk Scherer, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                          EXHIBIT INDEX

EXHIBIT
NUMBER  DESCRIPTION                                        Page
------- -----------                                       ------
 27.01  Financial Data Schedule                             16