Form 10-Q
period 1997-11-30
PAUL SON GAMING CORP
filed 1998-01-14
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:    November 30, 1997
                                          -------------------------
                               OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from:           to
                                          ----------    -----------

Commission file number:                0-23588
                       --------------------------------------------

                   PAUL-SON GAMING CORPORATION
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            NEVADA                                 88-0310433
----------------------------------           ----------------------
  (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)             Identification No.)


1700 S. Industrial Road, Las Vegas, Nevada                89102
-------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                         (702) 384-2425
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)


                         Not Applicable
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,438,500 shares of Common Stock, $0.01 par value as of
                         January 8, 1998

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
               NOVEMBER 30, 1997 AND MAY 31, 1997

                               ASSETS
                                        NOVEMBER 30,          MAY 31,
                                            1997               1997
                                        -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents               $744,271         $2,753,152
   Trade receivables, less allowance
   for doubtful accounts
   ($314,574, November 30, 1997;
    $269,140, May 31, 1997)               4,753,695          3,669,139
   Inventories (Note 2)                   5,962,691          5,350,446
   Prepaid expenses                         262,003            140,962
   Income tax benefit receivable            143,421              -
   Other current assets                   1,046,120            627,808
                                        ------------       ------------
     Total current assets                12,912,201         12,541,507
                                        ------------       ------------

PROPERTY AND EQUIPMENT, NET (NOTE 4)      8,566,893          7,250,030
                                        ------------       ------------
OTHER ASSETS
   Note receivable (Note 5)                 150,000            150,000
   Goodwill and other assets                447,962            455,205
                                        ------------       ------------
                                            597,962            605,205
                                        ------------       ------------
                                        $22,077,056        $20,396,742
                                        ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term
    debt (Note 4)                           $65,698            $24,052
   Accounts payable                         596,108            727,196
   Accrued expenses                         438,738            584,212
   Customer deposits                      2,294,996          1,579,161
   Income tax payable                        -                 318,930
                                        ------------       ------------
     Total current liabilities            3,395,540          3,233,551
                                        ------------       ------------
LONG-TERM DEBT, NET OF CURRENT
 MATURITIES
   Notes and contracts payable (Note 4)   1,801,792             67,424
   Deferred tax liability, net               11,060             11,060
                                        ------------       ------------
                                          1,812,852             78,484
                                        ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock, authorized
     10,000,000 shares, $.01 par value,
     none issued and outstanding              -                    -
   Common stock, authorized 30,000,000
     shares, $.01 par value, issued and
     outstanding 3,433,500 and
     3,417,000 shares as of November 30,
     1997 and May 31, 1997                   34,335             34,170
   Additional paid-in capital            13,243,993         13,108,998
   Retained earnings                      3,590,336          3,941,539
                                        ------------       ------------
                                         16,868,664         17,084,707
                                        ------------       ------------
                                        $22,077,056        $20,396,742
                                        ============       ============

           PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                NOVEMBER 30,                  NOVEMBER 30,
                        ----------------------------  -----------------------------
                           1997             1996          1997             1996
                        -----------      -----------  ------------     ------------
Revenues                $6,093,221       $6,307,018   $11,639,804      $12,349,776

Cost of revenues         4,246,388        4,100,826     8,987,967        8,227,219
                        -----------      -----------  ------------     ------------
   Gross profit          1,846,833        2,206,192     2,651,837        4,122,557

Selling, general and
   administrative
   expenses (Note 5)     1,720,166        1,461,965     3,287,706        2,877,514
                        -----------      -----------  ------------     ------------
   Operating income
     (loss)                126,667          744,227      (635,869)       1,245,043

Other income                28,940           27,362        90,441           47,084

Interest expense            (2,793)         (11,018)       (7,647)         (24,412)
                        -----------      -----------  ------------     ------------
Income (loss) before
  income taxes             152,814          760,571      (553,075)       1,267,715

Income tax benefit
  (expense)                (55,777)        (277,608)      201,872         (462,716)
                        -----------      -----------  ------------     ------------
   Net income (loss)       $97,037         $482,963     ($351,203)        $804,999
                        ===========      ===========  ============     ============
Net income (loss) per
  share                      $0.03            $0.15        ($0.10)           $0.24
                        ===========      ===========  ============     ============
Weighted average common
  shares outstanding     3,423,997        3,324,000     3,422,102        3,324,000
                        ===========      ===========  ============     ============

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                    ------------------------------------
                                                                         1997                   1996
                                                                    -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                      $11,258,448           $12,618,784
   Cash paid to suppliers and employees                              (13,168,004)          (10,969,358)
   Interest received                                                      61,305                32,617
   Interest paid                                                          (7,647)              (24,412)
   Income tax refund                                                       -                       842
   Income taxes paid                                                    (260,479)             (319,700)
                                                                    -------------          ------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (2,116,377)            1,338,773

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of equipment                                   7,350                 3,600
  Investment in note receivable (note 5)                                   -                  (150,000)
   Purchase of property and equipment                                 (1,811,028)             (448,181)
                                                                    -------------          ------------
     NET CASH (USED IN) INVESTING ACTIVITIES                          (1,803,678)             (594,581)
                                                                    -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                            (15,000)
   Proceeds from long-term borrowings                                  1,800,000                 -
   Proceeds from exercise of options                                     135,160                 -
   Principal payments on long-term borrowings                            (23,986)              (45,536)
                                                                    -------------          ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               1,911,174               (60,536)
                                                                    -------------          ------------
       Net (decrease) increase in cash and cash equivalents           (2,008,881)              683,656

CASH AND CASH EQUIVALENTS, beginning of period                         2,753,152               997,509
                                                                    -------------          ------------

CASH AND CASH EQUIVALENTS, end of period                                $744,271            $1,681,165
                                                                    =============          ============

RECONCILIATION OF NET (LOSS) INCOME TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net (loss) income                                                 ($351,203)             $804,999
     Adjustments to reconcile net (loss)  income to net
       cash (used in) provided by operating activities:
         Depreciation and amortization                                   483,152               401,022
         Provision for bad debts                                          45,434                48,000
         Loss on sale of assets                                            3,663                 2,594
         Change in assets and liabilities:
            (Increase) in accounts receivable                         (1,129,990)             (655,028)
            (Increase) in income tax benefit receivable                 (143,421)                -
            (Increase) decrease in inventories                          (612,245)              136,513
            (Increase) decrease in prepaid expenses                     (121,041)               47,063
            (Increase) decrease in other current assets                 (260,822)             (307,542)
            (Increase) decrease in other assets                         (150,247)                2,281
            Decrease in account payable and accrued expenses            (276,562)             (209,838)
            Increase in customer deposits                                715,835               906,975
            Increase (decrease) in income taxes payable                 (318,930)              161,734
                                                                    -------------          ------------

           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       ($2,116,377)           $1,338,773
                                                                    =============          ============

                                4

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Paul-Son Gaming Corporation and its subsidiaries ("Paul-Son" or "Company") is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States.

BASIS OF PRESENTATION

     The consolidated balance sheets as of November 30, 1997 and May 31, 1997 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies") and Paul-Son Mexicana, S.A. de C. V. ("Mexicana"). The consolidated statements of operations and cash flows of Paul-Son for the three month and six month periods ended November 30, 1997 and 1996 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. All material intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of November 30, 1997 and the statements of operations and cash flows for the three and six month periods ended November 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such period. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTNG POLICIES
         (continued)

PROPERTY AND EQUIPMENT

     Property   and  equipment  are  stated  at  cost,   net   of
depreciation.  Depreciation is computed primarily on the straight line  method for financial reporting purposes over the  following estimated useful lives:
                                         Years
                                         -----
         Building and improvements       18-27
         Furniture and equipment          5-10
         Vehicles                          5-7

GOODWILL

     Goodwill  is  amortized  on a straight-line  basis  over  20 years.

EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of shares outstanding during the periods.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board issued the following statements of financial accounting standards ("FAS"): FAS No. 128 "Earnings per Share," FAS No. 129, "Disclosure of Information about Capital Structure," FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131 "Disclosure About Segments of an Enterprise and related Information." FAS No. 128 and 129 are effective for periods ending after December 15, 1997, and establish standards for computing and presenting earnings per share ("EPS"), and for disclosing information about an entity's capital structure, respectively. Management believes these standards will not have a significant impact on its EPS or financial statement disclosure. FAS No. 130 and 131 are effective for periods beginning after December 15, 1997. FAS No. 130 requires classifying items of other comprehensive income by their nature in a financial statement. FAS No. 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of these statements on its financial statement disclosures.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                     November 30,        May 31,
                                         1997             1997
                                    -------------    -------------
          Raw materials             $  1,869,721     $  1,977,089
          Work in process                403,820          465,514
          Finished goods               3,689,150        2,907,843
                                    -------------    -------------
                                    $  5,962,691     $  5,350,446
                                    =============    =============

NOTE  3 - SHORT-TERM BORROWINGS

     In November 1997, the Company acquired a line of credit with a bank which allows maximum borrowing of $1 million. The line of credit and a note payable of $1.8 million (see Note 4) are collateralized by a first deed of trust on the Company's main warehouse and corporate offices in Las Vegas, Nevada, and a first security interest covering the Company's assets. The line of credit expires October 31, 1998. There was no balance outstanding under the line of credit at November 30, 1997.

     Under the line of credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain profitability on an annualized basis of at least $250,000, maintain a tangible net worth (stockholders' equity less intangible assets, and amounts due from and investments in related parties) of at least $14.5 million and maintain a debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 on a quarterly basis.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:


                                          November 30,     May 31,
                                              1997          1997
                                          ------------   ---------
     Note payable to a bank, payable
       in monthly installments of
       $18,118 including interest of
       8.87% through October 2003 with
       a balloon payment of approximate-
       ly $1,450,000 due December 2003,
       secured by first deed of trust
       on the Company's main facility
       in Las Vegas, Nevada and a first
       security interest covering the
       Company's assets and the Company
       has agreed to maintain the same
       financial covenants as provided
       under the line of credit           $1,800,000     $   -

     Various notes payable for
       equipment, interest at 14.5% to
       25.5%, payable in monthly
       payments of $6,300 through
       1997                                   -            27,472

     Notes payable to mortgage
       companies, collateralized by
       real estate,interest at 7.5% to
       9.5%, principal and interest
       payments of $898 are due
       monthly through 2016                   67,490        64,004
                                          -----------    ----------
                                           1,867,490        91,476
              Less current portion            65,698        24,052
                                          -----------    ----------
                                          $1,801,792      $ 67,424
                                          ===========    ==========

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTIES

     The following amounts were paid for legal and consulting fees to an individual who is currently a member of the Company's
Board of Directors:

                                             1997       1996
                                          ---------  ---------
            Laurence Speiser              $ 75,544   $ 53,042
                                          =========  =========

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED  NOVEMBER 30,
1997 AND NOVEMBER 30, 1996

     REVENUES. For the three months ended November 30, 1997, revenues were approximately $6.1 million, a $214,000 or a 3.4% decrease from the approximately $6.3 million in revenues in the comparable period of the prior year. This decrease was due principally to a decrease in revenues from new casino openings and major expansions. During the three months ended November 30, 1997, the Company supplied products totaling approximately $1.8 million to 6 new casinos and casino expansions, a decrease of approximately $1.1 million from the approximately $2.9 million sold to 12 new casinos in the comparable period of the prior year. Core sales revenue, however, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, increased by 25.5% or approximately $864,000, to approximately $4.3 million for the three months ended November 30, 1997, versus approximately $3.4 million in core sales for the same period in the prior year. The increase in core sales was due principally to increases in playing card sales. Playing card sales were approximately $1.0 million for the quarter ended November 30, 1997, an increase of 30.7% over the approximately $700,000 in playing card sales for the comparable period of the prior year.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 69.7% for the three months ended November 30, 1997, as compared to 65.2% for the three months ended November 30, 1996. This percentage increase was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs). In addition, the product mix sold in the prior year's quarter ended November 30, 1996 was unusually favorable in comparison to the historical results of the Company (i.e. casino chip sales, for which the Company normally generates the highest gross margin, were unusually high for the quarter ended November 30, 1996). The cost of revenues at 69.7% for the quarter ended November 30, 1997 is typical of the Company's historic cost of sales percentages which have ranged from 69.1% to 69.7% during the last three fiscal years.

     During several of the Company's prior reporting quarters, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has stabilized. The Company cannot predict what impact fluctuations in the valuation of the Mexican peso will have on the cost of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit for the three months ended November 30, 1997 decreased in absolute dollars by approximately $359,000 from the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 65.2% to 69.7%, due to the factors discussed above.

     SELLING,  GENERAL  AND ADMINISTRATIVE  EXPENSES.    For  the
three months ended November 30, 1997, selling, general and administrative ("SG&A") expenses increased approximately $254,000 or 17.4%, to approximately $1.7 million, as compared to the approximately $1.5 million in the comparable period of the prior year. Major increases in SG&A expenses included increases in salaries and wages ($108,000), travel and promotion ($28,000) as a result of the Company's efforts to expand market share for its products and expand sales coverage in certain areas, and depreciation ($35,000) as a result of the Company's installation of additional production facilities in the past several reporting periods.

     NET INCOME. For the three months ended November 30, 1997 the Company's net income was approximately $97,000, a $386,000 or a 79.9% decrease from the approximately $483,000 in net income for the quarter ended November 30, 1996, primarily as a result of decreases in sales and gross profit, and increases in SG&A expenses over the comparable period in the prior year. Net income per share decreased 80.0% to $.03 for the three months ended November 30, 1997, as compared to net income per share of $.15 per share for the three months ended August 31, 1996, based on the weighted average number of shares outstanding.

COMPARISON  OF OPERATIONS FOR THE SIX MONTHS ENDED  NOVEMBER  30,
1997 AND NOVEMBER 30, 1996

     REVENUES. For the six months ended November 30, 1997, revenues totaled approximately $11.6 million, a $710,000 or a 5.7% decrease from the approximately $12.3 million in revenues in the comparable period of the prior year. This decrease was due primarily to a decrease in new casino openings. The Company supplied products totaling approximately $3.5 million to 7 new casinos and 3 major expansions in the six months ended November 30, 1997, versus approximately $4.6 million to 14 new casinos and 3 major expansions in the comparable period of the prior year. Core sales revenue, however, increased by 4.9% or approximately $400,000 to approximately $8.1 million for the six months ended November 30, 1997, versus approximately $7.7 million in core sales for the same period in the prior year. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, increased during the six months ended November 30, 1997, principally due to an increase in playing card sales during the period. Playing card sales were approximately $2.0 million for the six months ended November 30, 1997, an increase of approximately 25.0% over the approximately $1.6 million in playing card sales in the comparable period of the prior year.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 77.2% for the six months ended November 30, 1997, as compared to 66.6% for the six months ended November 30, 1996. This significantly higher percentage increase in cost of sales was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs), coupled with an unusual product mix in the quarter ended August 31, 1997 in comparison to the Company's historical operations. After the first quarter of the current fiscal year in which the cost of revenues as a percentage of sales was 85.5% primarily due to a lack of casino chip sales, the cost of revenues in the second quarter of the current fiscal year returned to a more typical percentage of 69.7%. The aberration in product mix during the quarter ended August 31, 1997 is considered unusual and the Company does not expect it to continue in future periods.

     During several of the Company's prior reporting periods, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last several months the value of the Mexican peso has stabilized. The Company cannot predict what impact fluctuations in the Mexican peso will have on the cost of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit for the six months ended November 30, 1997 decreased in absolute dollars by approximately $1.5 million from the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 66.6% to 77.2%, due to factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended November 30, 1997, SG&A expenses increased approximately $406,000 or 14.3%, to approximately $3.3 million as compared to the approximately $2.9 million in the comparable period of the prior year. Major increases in SG&A expenses included increases in salaries and wages ($173,000), advertising and promotion ($35,000) as a result of the Company's efforts to expand market share for its products and expand sales coverage in certain areas, and depreciation ($79,000) as a result of the Company's installation of additional production facilities in the past several reporting periods.

     NET INCOME. For the six months ended November 30, 1997, the Company sustained a net loss of approximately $351,000, a decrease in net income of approximately $1.2 million, versus the record net income of approximately $805,000 for the six month period ended November 30, 1996. The decrease was primarily a result of decreases in sales and gross profit, and increases in SG&A expenses over the comparable period in the prior year. The net loss per share was $0.10 for the six months ended November
30, 1997, as compared to net income of $0.24 per share for the six months ended November 30, 1996, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW.   Management believes that the combination of cash
flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING  CAPITAL.    Working capital  totaled  approximately
$9.4 million at November 30, 1997, virtually unchanged from the approximately $9.3 million in working capital at May 31, 1997.

     CASH FLOW. Operating activities used approximately $2.1 million in cash during the six months ended November 30, 1997, as compared to cash generated of approximately $1.3 million during the same period in the prior year. The major operational uses of cash during the period were in increased accounts receivable ($414,000 net of increased customer deposits), additional inventories ($612,000, due to the operation of and duplication of inventories at playing card factories in both Las Vegas and Mexico and an increase in inventories for large orders expected to be delivered in the next fiscal quarter), the Company's net loss before depreciation and income taxes of approximately $330,000, and the reduction of accounts payable and accrued expenses of $276,000. Overall the Company experienced a decrease in cash of approximately $2.0 million, with $2.1 million used by operations, $1.8 million used to purchase property and equipment during the period and $1.8 million provided by new bank financing (see the Norwest Bank Note and Deed of Trust below).

     LINE OF CREDIT. During the period, the Company replaced its previously existing line of credit with a new line of credit (the "Line of Credit") from Norwest Bank of Nevada ("Norwest"), which allows the Company to borrow up to $1.0 million. The Line of Credit matures on October 31, 1998. As of November 30, 1997, no advances were outstanding and all of the Line of Credit was available. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Norwest, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate equal to Norwest's prime lending rate.

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain profitability on an annualized basis of at least $250,000, maintain a tangible net worth (stockholders' equity less intangible assets, and amounts due from and investments in related parties) of at least $14.5 million and maintain a debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 on a quarterly basis.

     NORWEST BANK NOTE AND DEED OF TRUST. On November 14, 1997, the Company borrowed $1.8 million (the "Norwest Bank Note and Deed of Trust") from Norwest Bank of Nevada ("Norwest"). The proceeds from the Norwest Bank Note and Deed of Trust were used to replenish the funds expended by the Company for the purchase of the New San Luis Facility (see below), and for additional playing card equipment and working capital needs. The Norwest Bank Note and Deed of Trust bears interest at 8.87%, payable in fixed monthly payments of $18,118 through November 14, 2002, at which time the loan matures and all remaining principal is due. The Norwest Bank Note and Deed of Trust is secured by a first trust deed on the New Las Vegas Facility (see below) and a blanket security agreement on substantially all of the Company's assets, in combination with the Line of Credit. In addition, the Company has agreed to comply with the same financial covenants as specified under the Line of Credit.

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). In the past, there has not appeared to be any seasonality associated with the Company's "core sales" to existing customers.

     BACKLOG. Open orders as of November 30, 1997 totaled approximately $3.7 million, compared to approximately $3.2 million at November 30, 1996. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

     LAS VEGAS FACILITIES. In May 1997, the Company relocated its corporate headquarters to new facilities (the "New Las Vegas Facility") in Las Vegas. The New Las Vegas Facility was purchased in September 1995 for $2.0 million, and since September 1995, the Company has made improvements totaling approximately $375,000. The New Las Vegas Facility now houses the casino sales office, a centralized warehouse of finished goods inventory, the Las Vegas playing card production line, roulette and Big Six wheel manufacturing and the table layout art and chip art departments. The Company's retail sales showroom, plastic dealing shoes manufacturing and some limited warehousing is located at the Company's former headquarters (the "Original Las Vegas Facility") which the Company has owned since 1966. The remaining components of the Original Las Vegas Facility continue to be listed for sale.

     SAN LUIS FACILITIES. In January of 1997, the Company installed a second playing card production line in its San Luis, Mexico facilities (the "San Luis Facilities"). The use of existing space at its San Luis Facilities provides additional playing card production capacity while the Company evaluates production costs and efficiencies achieved in the San Luis Facilities. The additional production line will also augment the Company's ability to solicit orders from larger and multi-site casinos both in the United States and from the international market, which provides additional opportunities to the Company. The Company's ability to compete for additional market share in playing card sales should be enhanced by the Company's anticipated decrease in per unit production costs. Management is analyzing whether the anticipated lower playing card production costs justify the relocation of other portions of its manufacturing operations to Mexico.

     NEW SAN LUIS BUILDING. In July 1997, the Company's Board of Directors approved the purchase of an existing approximately 66,000 square foot building (the "New San Luis Building") in San Luis, Mexico located approximately 400 yards from the Company's existing facility for $1.1 million. The purchase of this New San Luis Building was completed on or before November 5, 1997. The funds for the purchase of the New San Luis Building were generated by the $1.8 million Norwest Bank Note and Deed of Trust. The Company is currently in the process of installing the equipment and improvements necessary to use the New San Luis Building for additional playing card manufacturing to accommodate the additional playing card contracts already signed as well as the anticipated future increase in demand for the Company's playing cards.

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT
          NUMBER   DESCRIPTION
          -------  -----------
          10.01    Letter Loan Agreement dated November 14, 1997,
                   among   Norwest    Bank    Nevada,    National
                   Association,  Paul-Son  Gaming Supplies, Inc.,
                   as borrower,  and Paul-Son Gaming Corporation,
                   as  guarantor;  Guaranty  dated  November  14,
                   1997, by  Paul-Son Gaming Corporation in favor
                   of Norwest Bank  Nevada, National Association;
                   Term Note dated  November  14, 1997, by  Paul-
                   Son  Gaming Supplies, Inc., payable to Norwest
                   Bank Nevada, National Association;  Promissory
                   Note  dated  November  14, 1997  by   Paul-Son
                   Gaming Supplies, Inc., payable to Norwest Bank
                   Nevada,   National   Association;   Continuing
                   Credit Agreement  dated  November 14, 1997, by
                   Paul-Son  Gaming   Supplies, Inc.  in favor of
                   Norwest  Bank   Nevada, National  Association;
                   Continuing Security  Agreement dated  November
                   14, 1997, by  Paul-Son  Gaming Corporation  in
                   favor   of   Norwest   Bank   Nevada, National
                   Association; and Deed of Trust  dated November
                   14,  1997,  among  Paul-Son   Gaming Supplies,
                   Inc.,  as  grantor,  Norwest   Bank    Nevada,
                   National  Association,  as   beneficiary,  and
                   Americorp Financial, Inc., as trustee.

          27.01    Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAUL-SON GAMING CORPORATION


Date:  January 13, 1998            By: /s/ Eric P. Endy
                                       Eric P. Endy, President
                                        (Duly Authorized
                                         Officer)



Date:  January 13, 1998            By: /s/ Kirk Scherer
                                       Kirk Scherer, Treasurer
                                        and Chief Financial
                                        Officer
                                       (Principal Financial
                                        Officer)

                          EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION                                        PAGE
-------  ------------                                       ------
10.01    Letter  Loan Agreement dated November 14,  1997,     19
         among Norwest Bank Nevada, National Association,
         Paul-Son Gaming Supplies, Inc., as borrower, and
         Paul-Son   Gaming  Corporation,  as   guarantor;
         Guaranty  dated November 14, 1997,  by  Paul-Son
         Gaming  Corporation  in favor  of  Norwest  Bank
         Nevada,  National Association; Term  Note  dated
         November  14, 1997, by Paul-Son Gaming Supplies,
         Inc.,  payable to Norwest Bank Nevada,  National
         Association; Promissory Note dated November  14,
         1997  by Paul-Son Gaming Supplies, Inc., payable
         to  Norwest  Bank Nevada, National  Association;
         Continuing  Credit Agreement dated November  14,
         1997, by Paul-Son Gaming Supplies, Inc. in favor
         of  Norwest  Bank Nevada, National  Association;
         Continuing Security Agreement dated November 14,
         1997, by Paul-Son Gaming Corporation in favor of
         Norwest  Bank Nevada, National Association;  and
         Deed  of  Trust dated November 14,  1997,  among
         Paul-Son  Gaming  Supplies,  Inc.,  as  grantor,
         Norwest  Bank  Nevada, National Association,  as
         beneficiary, and Americorp Financial,  Inc.,  as
         trustee.

27.01    Financial Data Schedule.                             62
