Form 10-Q
period 1998-02-28
PAUL SON GAMING CORP
filed 1998-04-20
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     February 28, 1998
                                    --------------------------

                               OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:             to
                                    -------------  -----------

Commission file number:              0-23588
                       ---------------------------------------

                   PAUL-SON GAMING CORPORATION
--------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            NEVADA                              88-0310433
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada              89102
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                         (702) 384-2425
--------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
   ------   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,465,750 shares of Common Stock, $0.01 par value as of April 10, 1998

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
             FEBRUARY 28, 1998 and MAY 31, 1997 (unaudited)

                                ASSETS

                                                                 FEBRUARY 28,           MAY 31,
                                                                    1,998                1,997

CURRENT ASSETS
   Cash and cash equivalents                                    $   257,192          $ 2,753,152
   Trade receivables, less allowance for doubtful accounts
    ($338,211, February 28, 1998; $269,140, May 31, 1997)         4,466,879            3,669,139
   Inventories (Note 2)                                           5,884,789            5,350,446
   Prepaid expenses                                                 232,082              140,962
   Income tax benefit receivable                                    382,395                    -
   Other current assets                                             896,356              627,808
                                                                ------------         ------------
     Total current assets                                        12,119,693           12,541,507
                                                                ------------         ------------
PROPERTY AND EQUIPMENT, net (Note 4)                              8,802,714            7,250,030

OTHER ASSETS
   Note receivable                                                  150,000              150,000
   Goodwill and other assets                                        542,922              455,205
                                                                ------------         ------------
TOTAL ASSETS                                                    $21,615,329          $20,396,742
                                                                ============         ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short term borrowings (Note 3)                               $   875,000          $         -
   Current maturities of long-term debt (Note 4)                     67,150               24,052
   Accounts payable                                                 598,721              727,196
   Accrued expenses                                                 458,583              584,212
   Customer deposits                                              1,151,818            1,579,161
   Income tax payable                                                     -              318,930
                                                                ------------         ------------
     Total current liabilities                                    3,151,272            3,233,551
                                                                ------------         ------------
LONG-TERM DEBT, net of current maturities
   Notes payable (Note 4)                                         1,778,673               67,424
   Deferred tax liability, net                                       11,060               11,060
                                                                ------------         ------------
                                                                  1,789,733               78,484

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                          -                    -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,452,000
      and 3,417,000 shares as of February 28, 1998 and
     May 31, 1997                                                    34,520               34,170
   Additional paid-in capital                                    13,391,625           13,108,998
   Retained earnings                                              3,248,179            3,941,539
                                                                ------------         ------------
                                                                 16,674,324           17,084,707
                                                                ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $21,615,329          $20,396,742
                                                                ============         ============

      See notes to the condensed consolidated financial statements



                 PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          FEBRUARY 28,       FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                              1998              1997              1998               1997
Revenues                                $  6,977,958        $  6,874,845      $ 18,617,762       $ 19,224,621

Cost of revenues                           5,625,917           4,821,270        14,613,884         13,048,489
                                        -------------       -------------     -------------      -------------

   Gross profit                         $  1,352,041        $  2,053,575      $  4,003,878       $  6,176,132

Selling, general and
   administrative expenses                 1,864,118           1,539,791         5,151,824          4,417,305
                                        -------------       -------------     -------------      -------------
   Operating income (loss)                  (512,077)            513,784        (1,147,946)         1,758,827

   Other income                               38,096             360,125           128,537            407,209
Interest expense (Note 4)                    (64,849)             (1,247)          (72,496)           (36,659)
                                        -------------       -------------     -------------      -------------
Income (loss) before income taxes           (538,830)            872,662        (1,091,905)         2,129,377

Income tax (expense)/benefit                 196,673            (302,039)          398,545           (764,755)
                                        -------------       -------------     -------------      -------------
Net income (loss)                       $   (342,157)       $    570,623      $   (693,360)      $  1,364,622
                                        =============       =============     =============      =============
Basic net income (loss) per share       $      (0.10)       $       0.17      $      (0.20)      $       0.41
                                        =============       =============     =============      =============
Average shares outstanding                 3,439,472           3,324,000         3,428,882          3,324,000
                                        =============       =============     =============      =============
Diluted net income (loss) per share     $      (0.10)       $       0.17      $      (0.20)      $       0.41
                                        =============       =============     =============      =============
Dliuted shares                             3,439,472           3,418,240         3,428,882          3,356,477
                                        =============       =============     =============      =============

See notes to the condensed consolidated financial statements


                      PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                              FEBRUARY 28,
                                                                                 ----------------------------------
                                                                                      1998                 1997
                                                                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                                  $ 17,226,904         $ 18,041,084
   Cash paid to suppliers and employees                                           (20,137,871)         (16,756,283)
   Interest received                                                                   85,207               57,056
   Interest paid                                                                      (72,496)             (36,659)
   Income tax refund                                                                        -                  842
   Income taxes paid                                                                 (299,117)            (344,700)
                                                                                 -------------        -------------
     Net cash (used in) provided by operating activities                           (3,197,373)             961,340

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of equipment                                                7,350              464,161
  Investment in note receivable (note 6)                                                    -             (150,000)
   Purchase of property and equipment                                              (2,218,261)            (733,803)
                                                                                 -------------        -------------
     Net cash (used in) investing activities                                       (2,210,911)            (419,642)
                                                                                 -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                         -              (15,000)
   Proceeds from short-term borrowings                                                875,000              150,000
   Proceeds from long-term borrowings                                               1,800,000                    -
   Proceeds from exercise of options                                                  282,977                    -
   Principal payments on long-term borrowings                                         (45,653)            (444,487)
                                                                                 -------------        -------------
     Net cash provided by (used in) financing activities                            2,912,324             (309,487)
                                                                                 -------------        -------------
       Net (decrease) increase in cash and cash equivalents                        (2,495,960)             232,211

CASH AND CASH EQUIVALENTS, beginning of period                                      2,753,152              997,509
                                                                                 -------------        -------------
CASH AND CASH EQUIVALENTS, end of period                                         $    257,192         $  1,229,720
                                                                                 =============        =============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net income (loss)                                                               (693,360)           1,364,622
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                654,564              628,273
         Provision for bad debts                                                       69,071               72,000
         (Gain) loss on sale of assets                                                  3,663             (322,549)
         Change in assets and liabilities:
            (Increase) in accounts receivable                                        (866,811)          (1,615,032)
            (Increase) in income tax benefit receivable                              (382,395)                   -
            Decrease (increase) in inventories                                       (534,343)               7,253
            Decrease (increase) in prepaid expenses                                   (91,120)              65,796
            (Increase) in other current assets                                       (268,548)             (37,588)
            Decrease (increase) in other assets                                       (87,717)               8,584
            (Decrease) in account payable and accrued expenses                       (254,104)             (45,798)
            (Decrease) increase in customer deposits                                 (427,343)             403,892
            (Decrease) increase in income taxes payable                              (318,930)             431,887
                                                                                 -------------        -------------
           Net cash (used in) provided by operating activities                   $ (3,197,373)        $    961,340
                                                                                 =============        =============

              See notes to the condensed consolidated financial statements


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

BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of February 28, 1998 and May 31, 1997 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies") and Paul-Son Mexicana, S.A. de C.V. ("Mexicana"). The condensed consolidated statements of operations and cash flows of Paul-Son for the three month and nine month periods ended February 28, 1998 and 1997 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the 10-K for the year ended May 31, 1997.

      The condensed consolidated balance sheet as of February 28, 1998 and statements of operations and cash flows for the three and nine month period ended February 28, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such period. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTNG POLICIES
      (continued)

ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

      The  Company  performs ongoing credit  evaluations  of  its customers and generally requires a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for potential credit losses, and such losses have been within management's expectations.

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

EARNINGS PER SHARE

     During the third quarter of fiscal 1998, the Company adopted the statement of financial accounting standard ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share for all periods in which a statement of operations is presented. Basic per share is computed by dividing net income by the average shares outstanding for the respective period. Diluted per share is computed by dividing net income by the average share outstanding and the dilutive effect of common share equivalents for the respective period. These common share equivalents are options to purchase common stock whose exercise price is less than the average market price (see Note 5). Since the Company incurred a net loss for the three and nine months ended February 28, 1998, both basic and diluted per share calculations are based upon the average shares outstanding during these periods and the effect of options outstanding to purchase common stock were not included in the diluted calculations.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTNG POLICIES
          (continued)

ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable life of assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

      During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 requires classifying items of other comprehensive income by their nature in a financial statement. SFAS No. 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of these statements on its financial statement disclosures.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                       February 28,     May 31,
                                           1998          1997
                                       ------------   ------------
          Raw materials                $2,162,306     $1,977,089
          Work in process                 575,446        465,514
          Finished goods                3,147,037      2,907,843
                                       -----------    -----------
                                       $5,884,789     $5,350,446
                                       ===========    ===========

NOTE  3 - SHORT-TERM BORROWINGS

     In November 1997, the Company acquired a line of credit with a bank which allows maximum borrowing of $1 million. The line of credit is payable in monthly installments of interest only at the bank's prime rate of interest (interest rate at February 28, 1998 was 8.75%) and expires on October 31, 1998. The line of credit and note payable (see Note 4 ) are collateralized by a first deed of trust on the Company's main warehouse and corporate offices in Las Vegas, Nevada, and a first security interest covering the Company's assets. There was a outstanding balance of $875,000 under the line of credit at February 28, 1998.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

                                                    February 28,     May 31,
                                                        1998          1997
Note payable to bank in monthly
  installments of $18,118 including
  interest of 8.87% through October 2003
  with a balloon payment of approximately
  $1,450,000 due December 2003; secured
  by first deed of trust on the Company's
  main facility in Las Vegas, Nevada and a
  first security interest covering the
  Company's assets                                  $  1,785,437            -

Various notes payable for equipment,
  interest at 14.5% to 25.5%, payable in
  monthly payments of $6,300 through 1997                      -    $  27,472

Notes payable to mortgage companies,
  collateralized by real estate, interest at
  7.5% to 9.5%, principal and interest payments
  of $898 are due monthly through 2016                    60,386       64,004
                                                    -------------   ----------
                                                       1,845,823       91,476
                    Less current portion                  67,150       24,052
                                                    -------------   ----------
                                                    $  1,778,673    $  67,424
                                                    =============   ==========

NOTE 5 - EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share as required by SFAS No. 128, "Earning per Share":

                                                                     Dilutive
                                                                      Stock
                                                        Basic        Options        Diluted
------------------------------------------------     ------------   -----------   ------------
For the 3 month period ending February 28, 1997
Net Income                                           $   570,623             -    $   570,623
Shares                                                 3,324,000        94,240      3,418,240
Per Share Amount                                     $      0.17                  $      0.17

For the 9 month period ending February 28, 1997

Net Income                                             1,364,622        -           1,364,622
Shares                                                 3,324,000        32,477      3,356,477
Per Share Amount                                     $      0.41                  $      0.41


The Company had options to purchase common stock, whose exercise price was greater than the average market price, that have been excluded from the computation of diluted earning per share. The antidilutive options outstanding for the three and nine months ended February 28, 1997 were 130,000 and 414,000 respectively.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTIES

     A member of the Company's Board of Directors received fees for legal and consulting fees of $108,122 and $107,861 for the nine months ended February 28, 1998 and 1997, respectively.

     On November 22, 1996 the Company advanced to a director a $150,000 line of credit The line of credit is to be repaid in full on or before December 1998, with interest only payable quarterly to the Company at an interest rate equal to prime plus 2%. The loan is secured by a general pledge agreement covering all of the director's assets, rights to purchase certain shares of the Company's stock, and a pledge of certain shares of the Company's common stock by the Company's principal stockholder.

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY  28,
1998 AND FEBRUARY 28, 1997

     REVENUES. For the three months ended February 28, 1998, revenues were approximately $7.0 million, a 1.5% or a $103,000 increase from the approximately $6.9 million in revenues in the comparable period of the prior year. This increase was due principally to an increase in core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base. Core sales revenue increased by 15.2% or approximately $600,000, to approximately $4.5 million for the three months ended February 28, 1998, versus approximately $3.9 million in core sales for the same period in the prior year. The increase in core sales was due principally to increases in playing card sales during the quarter, as the Company sold over $1.1 million in playing cards during the quarter, an increase of 81.2% over the approximately $600,000 sold in the comparable period of the prior year. However, revenues from new casino openings and major expansions declined by approximately $500,000 or 16.9% during the three months ended February 28, 1998, as the Company supplied products totaling approximately $2.4 million to 9 new casinos and casino expansions versus approximately $2.9 million sold to 14 new casinos in the comparable period of the prior year

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 80.6% for the current period as compared to 70.1% for the three months ended February 28, 1997. This high percentage increase was due principally to an unfavorable product mix sold during the quarter in comparison to the historical results of the Company. Chip sales, for which the Company normally generates the highest gross margin (almost 50%) were only $1.4 million during the quarter ended February 28, 1998, versus $2.2 million in the comparable quarter of the prior year. Because of the extremely low volume in chip production, the higher per unit costs of manufacturing resulted in the Company achieving a less than 30% margin on the chips that were sold during the quarter ended February 28, 1998. Conversely, furniture and seating sales, for which the Company generates its lowest profit margins (normally less than 20%, and as low as 5%) made up almost 38% of the sales for the quarter, twice the historical ratio. Overall sales of Company manufactured products during the quarter ended February 28, 1998, dropped approximately 11% to $3.6 million versus approximately $4.1 in the same quarter of the prior year. Included in the $3.6 million of Company manufactured products sold during the quarter ended February 28, 1998, were $1.1 million in playing cards, whose per unit costs were negatively impacted by the duplication of overhead costs incurred with the operation of dual playing card facilities in both Las Vegas and San Luis, Mexico during the period. Management anticipates that the transition of all playing card manufacturing operations to San Luis, Mexico will be completed prior to the Company's fiscal year end (May 31, 1998).

     In the past, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. Over the last several reporting periods, the value of the Mexican peso has stabilized, having relatively little impact on the cost of manufacturing. In the future, the Company cannot predict what impact fluctuations in the value of the peso will have on the cost of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit for the quarter ended February 28, 1998, decreased in absolute dollars by approximately $700,000 over the comparable period in the prior year as a result of the higher cost of revenues as a percentage of sales from 70.1% to 80.6% due to the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES For the three months ended February 28, 1998, selling, general and administrative ("SG&A") expenses increased approximately $324,000 or 21.2%, to $1.9 million as compared the $1.5 million in the comparable period of the prior year. Major increases in SG&A expenses included increases in salaries and wages ($119,000), travel, advertising and promotion ($48,000), and gaming licensing costs ($20,000) as a result of the Company's efforts to expand market share for its products and expand sales coverage in both new and existing markets. Also included in the increase in the SG&A expenses is the write off of expenses totaling approximately $58,000 related to the Company's investment in the Brand One Marketing joint venture with DeBartolo Entertainment which was terminated in February 1998.

     INTEREST EXPENSE. For the three months ended February 28, 1998, interest expense increased $64,000 to $65,000, up from approximately $1,000 incurred in the same fiscal quarter of the prior year, as a result of the Company's borrowing under the Norwest Bank Note and Deed of Trust (defined below) dated November 14, 1998 and the Company's outstanding advances from time to time under the Line of Credit (defined below).

     OTHER INCOME. For the quarter ended February 28, 1998, other income was approximately $38,000 as compared with $360,000 in the corresponding period of the prior year. The major difference was that in the corresponding period of the prior year, the Company sold an approximately 9,000 square foot building located at 2133 Industrial Road in Las Vegas on February 28, 1997, which was part of the original Las Vegas Facility, (see the Company's discussion of Material Changes In Financial Condition below) for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $204,000 net of income taxes ($321,000 before income taxes), which is included in the Company's other income for the three months ended February 28, 1997.

     NET INCOME. For the three months ended February 28, 1998 the Company sustained a net loss of approximately $342,000, a decrease in net income of $913,000 compared to the February 28, 1997 quarterly net income of approximately $571,000, primarily as a result of decreases in gross profit and other income (which included a one-time capital gain of $204,000 after taxes last year), and increases in SG&A expenses over the comparable period in the prior year. The net loss per share was $.10 for the three months ended February 28, 1998 as compared to net income per share of $.17 per share for the three months ended February 28, 1997, based on the weighted average number of shares outstanding.

COMPARISON  OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY  28,
1998 AND FEBRUARY 28, 1997

     REVENUES. For the nine months ended February 28, 1998, revenues totaled approximately $18.6 million, a $607,000 decrease over the approximately $19.2 million sold in the comparable period of the prior year. This 3.2% decrease was due primarily to a decrease in new casino openings, as the Company supplied products totaling approximately $6.0 million to 16 new casinos and 3 major expansions during the nine months ended February 28, 1998, versus approximately $7.6 million to 25 new casinos and 6 major expansions in the comparable period of the prior year. Core sales revenue however, increased by approximately $1.0 million to approximately $12.7 million for the nine months ended February 28, 1998, versus approximately $11.7 million in core sales for the same period in the prior year. Core sales increased during the nine months ended February 28, 1998 principally due to an increase in paper playing card sales during the period as the Company supplied more than $2.7 million in playing cards during the nine months ended February 28, 1998, versus $1.8 million in the comparable period of the prior year.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 78.5% for the nine months ended February 28, 1998 period as compared to 67.9% for the nine months ended February 28, 1997. The increase in cost of revenues for the nine months was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs), coupled with an extreme distortion in the product mix sold in the first and third quarters of the fiscal year (quarters ended August 31, 1997 and February 28, 1998) in comparison to the historical results of the Company. Chip sales, for which the Company normally generates the highest gross margin (almost 50%) were only $3.6 million during the nine months versus $7.4 million in the comparable period of the prior year. Because of the extremely low volume in chip production, the higher per unit costs of manufacturing resulted in the Company achieving a less than 30% margin on the chips that were sold during the nine months ended February 28, 1998. Conversely, furniture and seating sales, for which the Company generates its lowest profit margins (normally less than 20%, and as low as 5%) made up more than 36% of the sales for the period, twice the historical ratio. Overall sales of Company manufactured products during the nine months ended February 28, 1998, dropped approximately 24.7% to $9.6 million versus approximately $12.8 in the same period of the prior year. Included in the $9.6 million of Company manufactured products sold during the nine months ended February 28, 1998, were $2.7 million in playing cards, whose per unit costs were negatively impacted by the duplication of overhead costs incurred with the operation of dual playing card facilities in both Las Vegas and San Luis, Mexico during the period. Management anticipates that the transition of all playing card manufacturing operations to San Luis, Mexico will be completed prior to the Company's fiscal year end (May 31, 1998).

     In the past, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. Over the last several reporting periods, the value of the Mexican peso has stabilized, having relatively little impact on the cost of manufacturing. In the future, the Company cannot predict what impact fluctuations in the value of the peso will have on the cost of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit for the nine months ended February 28, 1998, decreased in absolute dollars by approximately $2.17 million over the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 67.9% to 78.5% due to the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended February 28, 1998, SG&A expenses increased approximately $735,000 or 16.6%, to $5.2 million as compared the $4.4 million in the comparable period of the prior year. Major increases in SG&A expenses included increases in salaries and wages ($292,000) and travel, advertising and promotion ($105,000) as a result of the Company's efforts to expand market share for its products and expand sales coverage in new and existing markets, and depreciation ($51,000) as a result of the Company's installation of additional production facilities in the past several reporting periods. Also included in the increase in the SG&A expenses is the write off of expenses totaling approximately $58,000 related to the Company's investment in the Brand One Marketing joint venture with DeBartolo Entertainment which was terminated in February 1998.

     INTEREST EXPENSE. For the nine months ended February 28, 1998, interest expense increased $36,000, or 97.8% to $72,000, up from approximately $37,000 incurred in the same period of the prior year, as a result of the Company's borrowing under the Norwest Bank Note and Deed of Trust dated November 14, 1998 and the Company's outstanding advances from time to time under the Line of Credit.

     OTHER INCOME. For the nine months ended February 28, 1998, other income was approximately $128,000 as compared with $407,000 in the corresponding period of the prior year. The major difference was that in the corresponding period of the prior year, the Company sold an approximately 9,000 square foot building located at 2133 Industrial Road in Las Vegas on February 28, 1997, which was part of the original Las Vegas Facility, (see the Company's discussion of Material Changes In Financial Condition below) for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $204,000 net of income taxes ($321,000 before income taxes), which is included in the Company's other income for the nine months ended February 28, 1997.

     NET INCOME. For the nine months ended February 28, 1998, the Company sustained a net loss of approximately $693,000, a decrease in earnings of approximately $2.1 million versus the net income of approximately $1.36 million earned during the nine month period ended February 28, 1997. The decrease was primarily as a result of decreases in sales, gross profit and other income (which included a one-time capital gain of $204,000 after taxes last year), and increases in SG&A expenses over the comparable period in the prior year. The net loss per share was $.20 for the nine months ended February 28, 1998 as compared to net income of $0.41 per share for the nine months ended February 28, 1997, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $8.9 million at February 28, 1998, as compared to the approximately
$9.3 million at May 31, 1997.

     CASH FLOW. Operating activities used approximately $3.2 million in cash during the nine months ended February 28, 1998, as compared to cash generated of approximately $1.0 million during the same period in the prior year. The major operational uses of cash during the period were in increased accounts receivable ($1.3 million net of customer deposits), additional inventories ($534,000, due to the operation of and duplication of inventories at playing card factories in both Las Vegas and Mexico and an increase in inventories for large orders expected to be delivered in the next fiscal quarter), the Company's net loss before depreciation and income taxes of approximately $379,000, and the reduction of accounts payable and accrued expenses of $254,000. Overall the Company experienced a decrease in cash of approximately $2.5 million with $3.2 million used by operations, and $2.2 million used to purchase property and equipment during the period. $1.8 million in cash was provided by new bank financing (see the "Norwest Bank Note and Deed of Trust" below), $875,000 from advances under the Line of Credit, and $283,000 from the issuance of common stock pursuant to the exercise of stock options.

     LINE OF CREDIT. The Company has a line of credit (the "Line of Credit") from Norwest Bank of Nevada ("Norwest"), which now allows the Company to borrow up to $1,000,000. The Line of Credit matures on October 31, 1998. As of February 28, 1998, advances of $875,000 were outstanding under the Line of Credit. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Norwest, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate equal to Norwest's prime lending rate.

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain profitability on an annualized basis of at least $250,000, maintain a tangible net worth (stockholders' equity less intangible assets, and amounts due from and investments in related parties) of at least $14.5 million and a debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 on a quarterly basis.

     NORWEST BANK NOTE AND DEED OF TRUST. On November 14, 1997, the Company borrowed $1.8 million (the "Norwest Bank Note and Deed of Trust") from Norwest. The proceeds from the Norwest Bank Note and Deed of Trust were used to replenish the funds expended by the Company for the purchase of the New San Luis Facility (see below), additional playing card equipment and working capital needs. The Norwest Bank Note and Deed of Trust bears interest at 8.87%, payable in fixed monthly payments of $18,118 through November 14, 2002, at which time the loan matures and all remaining principal is due. The Norwest Bank Note and Deed of Trust is secured by a first trust deed on the New Las Vegas Facility (see below) and a blanket security agreement on substantially all of the Company's assets filed in combination with the Line of Credit. In addition, the Company has agreed to comply with the same financial covenants as specified under the Line of Credit.

     SEASONALITY. The Company has traditionally experienced some seasonality, as new casino openings, particularly in Las Vegas, have tended to occur near the end of a calendar year (typically during the Company's second fiscal quarter). In the past, there has not appeared to be any seasonality associated with the Company's "core sales" to existing customers, however, the Company is currently evaluating whether this continues to be the case

     BACKLOG. Open orders as of February 28, 1998 totaled approximately $3.0 million, compared to approximately $3.2 million at February 28, 1997. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the next fiscal quarter.

     LAS VEGAS FACILITIES. In May 1997, the Company relocated its corporate headquarters to a new facility which the Company purchased in September 1995. The Company has made improvements totaling approximately $425,000 to the New Las Vegas Facility. The New Las Vegas Facility now houses the casino sales office, a centralized warehouse of finished goods inventory, the Las Vegas playing card production line, Roulette and Big Six wheel manufacturing and the table layout art and chip art departments. The Company s retail sales showroom has been relocated to leased space on the Las Vegas "Strip" which management believes will provide greater visibility and foot traffic for its retail operations. Some limited warehousing is located at the Company's former headquarters which the Company has owned since 1966 and which is listed for sale.

     NEW SAN LUIS BUILDING. In November 1997, the Company purchased an existing approximately 66,000 square foot in San Luis, Mexico (the "New San Luis Building") located approximately 400 yards from the previously existing facility for $1,100,000.
The funds for the purchase of the New San Luis Building were generated by the $1.8 million Norwest Bank Note and Deed of Trust. The Company has completed the process of installing the equipment and improvements necessary to use the New San Luis Building for additional playing card manufacturing. By the end of the fiscal year (May 31, 1998) the Company anticipates that all of its playing card production will be transferred to the New San Luis Building and that it will be able to accommodate the additional playing card contracts already signed as well as the anticipated future increase in demand for the Company's playing cards. The Company s ability to compete for additional market share in playing card sales should be enhanced by the Company's anticipated decrease in per unit production costs at its San Luis facilities.

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


                                   PAUL-SON GAMING CORPORATION


Date:  April 13, 1998              By:  /s/ Eric P. Endy
                                        Eric P. Endy, President
                                         (Duly Authorized Officer)


Date:  April 13, 1998              By:  /s/ Kirk Scherer
                                        Kirk Scherer, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                          EXHIBIT INDEX

EXHIBIT
 NUMBER  DESCRIPTION                                       PAGE

 27.01   Financial Data Schedule.                           21