Form 10-K
period 1998-05-31
PAUL SON GAMING CORP
filed 1998-08-31
CIK 918580

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K

(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             May 31, 1998
                                ---------------------------------

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    ------------      -----------

     Commission file number       0-23588
                            --------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

              NEVADA                           88-0310433
-------------------------------    ------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

1700 South Industrial Road, Las Vegas, Nevada    89102
-----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                         (702)  384-2425
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
      TITLE OF EACH CLASS              ON WHICH REGISTERED
      -------------------              -------------------

        Not Applicable                    Not Applicable
-----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $ .01 PAR VALUE
-----------------------------------------------------------------
                        (Title of class)

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 24, 1998, based on the last reported bid price as reported on the Nasdaq National Market of $7.75 per share, was approximately $12,997,447.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 24, 1998.

     Common Stock, $.01 par value, 3,474,850 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated by reference from the Paul-Son Gaming Corporation Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.   BUSINESS

     Paul-Son Gaming Corporation, a Nevada Corporation (the "Company" or "Paul-Son"), is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table game layouts, playing cards, dice, gaming furniture and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas; Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; Ft. Lauderdale, Florida; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States.

     The Company also has retail sales outlets mostly within many of its branch sales offices which provide casino-quality products for personal use, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components. Further, scaled-down gaming furniture and accessories are also offered for personal use. The Company opened a retail sales outlet on the Las Vegas Strip during fiscal 1998 through which it sells table game products, some of which are factory overruns, returns or excess items, to the general public. In fiscal 1998, the Company announced that it intends to offer many of its products to the non-gaming and specialty markets, although this has not yet become a significant business for the Company.

     The Company was founded in 1963 by its current Chairman, Paul S. Endy and initially manufactured and sold dice to casinos in Las Vegas. In the more than 35 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

     As a full-service supplier, Paul-Son manufactures products to meet particular customer and industry specifications, which may include a range of shapes and sizes, varied color schemes and other graphics, and security and anti-counterfeit features. The useful lives of the Company's products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, the Company's core business is the ongoing replacement sale of these products. When a new casino opens, the Company strives to supply most of the products required to operate the casino's table games, frequently on a sole-supplier basis. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of the Company's core customer base.

BUSINESS STRATEGY

     During its more than 35 years of operations, management believes the Company has established an excellent reputation for product quality, reliability, customer service and value. In addition, the Company has developed an extensive distribution network and is licensed or authorized to supply gaming equipment in every state in the United States in which such licenses are required. The Company is also licensed or authorized to supply gaming equipment on a number of Native American lands, in Victoria, Australia and Ontario, Quebec and British Columbia, Canada, and Mpumalanga and Gauteng, South Africa. The Company's strategy for growth is to:
(i) capitalize upon its competitive advantages to maintain its market position for those products in which it has a dominant share and thereby benefit from the expected continued growth in the United States casino market, (ii) upgrade its manufacturing facilities and aggressively pursue market share for products, such as playing cards, in which the Company does not have a leading share, (iii) expand internationally into growing casino markets, including those in Canada, Australia, Europe, South America, Central America, Asia, Africa and the Caribbean, and
(iv) develop or acquire new products which the Company can sell through its existing distribution network.

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

     The Company manufactures all of its chips at its facilities in San Luis, Mexico. The Company's production capacity at its Mexico facilities is approximately 65 million chips (based on a single shift). Management believes that given its current production level of approximately 8-10 million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

     Since 1994, Paul-Son has marketed commemorative chips. Management of Paul-Son and its casino customers determined that casino patrons often retained casino chips which commemorated  certain  types  of  events  such  as  title  boxing matches, significant anniversaries, and premier entertainment events. Casinos benefit to the extent that casino chips purchased are not redeemed, thereby resulting in added cash flow to the casino. The Company is also pursuing opportunities to sell commemorative chips outside of the gaming industry.

  TABLE LAYOUTS

     Every gaming table is covered with a layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Paul-Son is a leading manufacturer of felt layouts in the United States, utilizing high quality cloth, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. The Company has introduced its own line of synthetic layouts which management believes are more durable than felt layouts.

     Layouts are typically installed by Paul-Son on new gaming tables prior to delivery to a casino. The layouts are then regularly replaced by the casinos to maintain their appearance, generally within 60 days. Layouts typically sell in a range of approximately $65 to $325, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

     The   Company  manufactures  its  layouts  in   its   Mexico
facilities. The Company's layout production capacity is approximately 50,000 "steam" layouts and approximately 25,000 "hand-painted" layouts per year. In fiscal 1998, the Company produced approximately 30,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

  PLAYING CARDS

     The Company manufactures and sells its own line of paper casino playing cards. A deck of cards typically sells to casinos for between approximately $.80 and $2.00 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos often purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

     The Company believes that it is the fourth largest casino card manufacturer in the United States. Given the Company's relatively low market share, its established distribution system for table game supplies and its low cost manufacturing facilities, management believes that playing cards represent a significant opportunity for the Company.

     The Company produces all of its playing cards in its Mexico facilities. The Company plans to purchase additional equipment in the second quarter of fiscal 1999 to increase its production capacity to approximately 30 million decks per year, up from the Company's current annual production capacity of approximately 15 million decks. Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry. In fiscal 1998, the Company produced approximately 5 million decks of playing cards.

     The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

  GAMING FURNITURE

     The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from approximately $1,000 for a blackjack table to approximately $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line which was developed in 1995 in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. The Company buys its tables in unassembled form from quality wood shops. Tables are then assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. In January 1996, the Company commenced manufacturing its own roulette and Big Six wheels. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

  DICE

     Paul-Son manufactures dice at its Mexico facilities from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. The Company offers a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a security "key" onto the reverse side of a particular spot, the addition of a security "glow" spot, the serialization of the dice, or all or a combination of the above.

     Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10,000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.35 and $3.05 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 600,000 pairs of dice per year (based upon one production shift). In fiscal 1998, the Company produced approximately 500,000 pairs of dice.

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

     In order to compete with the increasing competition from manufacturers of these products who sell direct to the Company's casino customers, the Company began manufacturing, in limited quantities, certain of its own plastic products, including dealing shoes, in May 1997.

SALES, ADVERTISING AND PROMOTION

     The Company generally distributes its products through its approximate 15 person sales force, which operates out of regional offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; Ft. Lauderdale, Florida; Ontario, Canada; and Portland, Oregon. Additionally, the Company has a distributor in Lima, Peru. Management believes that the long-standing customer relationships which its individual sales representatives have developed over the years and the Company's reputation for quality and reliability are key factors upon which the Company successfully competes in the market place. From time to time the Company enters into agreements for the distribution of its products on an exclusive and non-exclusive basis.

     During the last fiscal year ended May 31, 1998, approximately 50% of the Company's revenue was generated by core sales to its existing customers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided quality, service and competitive pricing are maintained. As a result, the Company's sales efforts are primarily focused on selling a full range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, the Company seeks to realize a steadily increasing base of core sales while capturing incremental sales to new casinos.

     The Company places advertising in trade publications, produces a complete sales catalogue for the retail market, and participates in major casino industry trade shows. The Company keeps abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casinos are identified, Company representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of the Company's products to such potential new customers.

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

COMPETITION

     There are a number of companies that compete with the Company in the sale of each of its product lines:

     CASINO CHIPS. The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, the Company's major competitors are Chipco International Ltd. ("Chipco") and Nevada Dice Company, d/b/a The Bud Jones Company ("Bud Jones"). The Company believes key competitive factors for casino chip sales are durability, graphics, ease of handling and security.

     TABLE LAYOUTS. The Company's two primary competitors for casino table layouts are Bud Jones and Midwest Game Supply Co. ("Midwest"). Management believes the key competitive factors for felt table layout sales are cloth quality, enhanced graphics, designs and clarity and range of colors.

     PLAYING CARDS. The Company's major competitors in the domestic playing card market are The U.S. Playing Card Co., Gemaco Playing Card Co. and Hoyle Products. Management believes the primary competitive factors for playing cards are price, ease of handling, durability, brand name identification and reputation.

     GAMING FURNITURE. The Company's principal competitors for casino gaming furniture are Bud Jones and smaller regional wood shops in certain geographic areas. Competition is based on quality, price and durability.

     DICE. The Company's principal competitors for casino dice sales are Bud Jones, T.K. Specialty Company and Midwest. Management believes the primary competitive factors for dice sales are quality and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run "cold" for the house from time to time.

     TABLE ACCESSORIES AND OTHER PRODUCTS. The Company's principal competitors for distributing table accessories and other products, which include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks, are Bud Jones and Midwest. The Company believes that key competitive factors for these products are the ability to be a single source supplier, price and product quality.

EMPLOYEES

     At August 24, 1998, the Company employed approximately 500 persons. Approximately 400 of the employees are located at the Company's Mexico facilities and the remainder are located in Las Vegas and in other regional sales offices. None of the Company's employees is covered by collective bargaining agreements.

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

     Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), the Company's wholly-owned subsidiary which manufactures and distributes casino table game equipment used in Nevada, is required to be licensed by the Nevada Gaming Authorities. The gaming license is not transferable and must be renewed periodically. The Company is registered as a publicly traded corporation by the Nevada Commission, and is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Paul-Son Supplies without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Paul-Son Supplies have obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its manufacturing, distribution and sales activities in Nevada.

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

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Paul-Son Supplies, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Paul-Son Supplies to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Nevada Commission may also require the holder of any equity of a corporation registered under the Nevada Gaming Control Act (the "Nevada Act"), regardless of the amount held, to file applications, be investigated and be found suitable to own the equity security of a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such equity security, then pursuant to the regulations of the Nevada Commission, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission and following a determination of unsuitability, it (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever,
(ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish such holder's voting securities for cash at fair market value. The Company's Articles of Incorporation require a person found unsuitable to relinquish such person's voting securities upon demand of the Company.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor.

     The Company and Paul-Son Supplies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Paul-Son Supplies must be reported to, or approved by, the Nevada Commission.

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

     In July 1996, the Nevada Board approved a detailed gaming compliance plan (the "Compliance Plan") prepared by the Company, the objective of which was to formulate a comprehensive set of internal review and control policies and procedures to monitor and strengthen the Company's commitment to compliance with all gaming laws and regulations in all gaming jurisdictions including Nevada. Major provisions of the Compliance Plan include the formation by the Board of Directors of a Compliance Committee, the creation of a position in the Company of Compliance Officer, and the review of sales transactions by the Compliance Officer.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the Nevada Gaming Regulations. However, the Nevada Commission has not imposed such a requirement to date.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. Nevada's Gaming Regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

     NEW JERSEY. The Company, its officers and directors, certain of its employees and stockholders, Paul-Son Supplies, and Mexicana, S.A. de C.V. (99% owned by Paul-Son Supplies and 1% by the Company) ("Paul-Son Mexicana) are currently required to be licensed under the New Jersey Casino Control Act (the "New Jersey Act") as a casino service industry qualified to sell it products to casinos in New Jersey. The terms of agreements which the Company enters into with Atlantic City casinos may require the prior approval of the New Jersey Casino Control Commission (the "New Jersey Commission").

     The sale of gaming-related devices and systems to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature and, accordingly, may adversely affect the ability of the Company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission or any renewals thereof.

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

      OTHER JURISDICTIONS. The Company currently operates at various levels in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New York, Oregon, South Dakota, Washington, Wisconsin, the provinces of Ontario, Quebec, British Columbia and Saskatchewan, Canada, the state of Victoria, Australia, and Mpumalanga and Gauteng, South Africa. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

      In many jurisdictions, manufacturing or distributing of gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it manufactures and sells its casino table game products. Suspension or revocation of such licenses could have a material adverse effect upon the Company's operations.

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

      Class  II Gaming is permitted on Native American  lands  if
(i) the state in which the Native American lands are located permits such gaming for any purpose by any person, organization or entity; (ii) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (iv) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (v) the primary management officials and key employees are tribally licensed; and (vi) miscellaneous other requirements are met.

      Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands are located (a "tribal-state compact").

      IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III gaming. Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Tribal-state compacts within one state tend to be substantially similar to each other. Tribal-state compacts usually specify the types of permitted games, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies.

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

      In 1996, the Nevada Gaming Authorities took the position that any Native American tribe operating Class III gaming within the state of California, absent a valid compact with the State of California, was doing so illegally, causing the Company to cease all sales of products to Native American tribes conducting any form of Class III gaming in the state of California.

      UNITED STATES - FEDERAL. The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

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

     APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and if obtained will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license, approval or finding of suitability, the Company may be prohibited from selling it products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

ITEM 2.   PROPERTIES

     The Company is based and operates domestically from Company-owned facilities in Las Vegas, Nevada and currently assembles and manufactures its products at facilities in San Luis, Mexico.

      LAS VEGAS. The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 62,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for $2,000,000, and houses the casino sales office, a centralized warehouse for certain of its finished goods inventory, roulette and "Big Six" wheel manufacturing and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. Additional limited warehousing space is located at the Company's former headquarters (the "Original Facility"). During fiscal 1998, the Company continued to transition its primary manufacturing processes to San Luis, Mexico. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed for sale both the Las Vegas Headquarters and the Original Facility and intends to reevaluate its space needs depending, in part, on real estate market conditions and the Company's business objectives. The Las Vegas Headquarters secures a deed of trust issued under the Company's bank line of credit. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

      SAN LUIS. The Company manufactures casino chips, playing cards, dice and layouts at three facilities in San Luis, Mexico, a 34,000 square foot leased facility in which casino chips and dice are manufactured, an adjacent 45,000 square foot facility purchased by the Company in December 1994, in which the layout and the machine shop departments are currently located, and an approximately 66,000 square foot facility purchased in November 1997 located approximately 400 yards from the Company's other San Luis facilities used for playing card and chip production, and to manufacture the Company's own line of plastic table games products. The Company leases the Main Facility pursuant to an eight year lease which expires in April 2001, with an option to extend the term an additional 12 years.

      FACILITY  CAPACITY.   With its current approximate  145,000
square feet of manufacturing facilities, management believes that
the   Company   has  sufficient  production  capacity   to   meet
anticipated future demand for all of its products.

      RETAIL FACILITY. The Company is leasing an approximately 2,000 square foot retail store in a retail shopping center on the Las Vegas Strip. The lease term expires in December 1999, and the Company believes that the retail facility is adequate for its current retail needs.

ITEM 3.   LEGAL PROCEEDINGS

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

 Fiscal
  Year                                                   High        Low
--------                                                ------     ------
  1997    First Quarter...............................   9 1/2        7
  1997    Second Quarter..............................   8 1/4      7 1/4
  1997    Third Quarter...............................  12 1/4      7 3/4
  1997    Fourth Quarter..............................  14 1/2     11 1/2
  1998    First Quarter...............................  14 3/4     12 1/8
  1998    Second Quarter..............................  22 1/4     13 1/2
  1998    Third Quarter...............................  16 1/4     10 3/8
  1998    Fourth Quarter..............................  11 1/2     7 5/16
  1999    First Quarter (through August 24, 1998).....   9 7/8      6 1/2


      The last reported bid price of the Common Stock on the Nasdaq National Market on August 24, 1998 was $7.75 per share.
There  were  approximately 140 holders of record  of  the  Common
Stock as of August 24, 1998.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended May 31,

1998, 1997 and 1996 and as of May 31, 1998 and 1997 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein. The selected consolidated financial data as of May 31, 1996, 1995 and 1994 and for the years ended May 31, 1995 and 1994 have been derived from the Company's audited financial statements not included herein. The selected consolidated financial data gives effect to the reorganization of the Company and certain affiliated entities, but not the acquisition ("Acquisition") of C.J. Sisk ("Sisk"), another affiliated entity, which occurred in connection with the Company's initial public offering of its common stock in March 1994. The pro forma data gives effect to the Acquisition as if it had occurred on June 1, 1994.


                                                           YEARS ENDED MAY 31,                           PRO FORMA
                                     ---------------------------------------------------------------       MAY 31,
                                        1998         1997         1996          1995         1994           1994
                                     ----------   ----------   ----------    ----------   ----------    ------------
OPERATIONS STATEMENT DATA:                        (in thousands, except per share data)

Revenues............................   $25,886      $24,914       $23,379       $24,595     $21,088        $22,839

Cost of revenues....................    21,944       17,224        16,323        17,137      14,601         15,698
                                     ----------   ----------   ----------    ----------   ----------    ------------

Gross profit........................     3,942        7,690         7,056         7,458       6,487          7,141

Selling, general and adminis-
trative expenses....................     7,146        5,968         6,577         7,739       4,771          4,993
                                     ----------   ----------   ----------    ----------   ----------    ------------

Operating income (loss).............   (3,204)        1,722           479         (281)       1,716          2,148

Other income (expense)..............        19          412            52           140        (46)           (42)
                                     ----------   ----------   ----------    ----------   ----------    ------------

Income (loss) before income tax
      (expense) benefit and minority
      interests innet income of
      consolidated companies........   (3,185)        2,134           531         (141)       1,670          2,106

Income tax (expense) benefit........       966        (762)         (194)             -       (523)          (682)

Minority interest in net  income of
      consolidated companies........         -            -             -             -        (90)              -
                                     ----------   ----------   ----------    ----------   ----------    ------------

      Net income (loss)<F1>.........  $(2,219)       $1,372          $337        $(141)      $1,057         $1,424
                                     ==========   ==========   ==========    ==========   ==========    ============

Earnings (loss) per share:

      Basic.........................   $(0.65)       $0.41          $0.10        $(.04)                      $0.61

      Average shares outstanding.... 3,437,894    3,330,764     3,324,000     3,324,000                  2,332,657

      Diluted.......................    $(.65)       $0.40          $0.10        $(.04)                      $0.59

      Diluted shares................ 3,437,894    3,443,376     3,325,125     3,324,000                  2,397,183

<F1> Sisk  was  a  sole proprietorship and, accordingly,  was not subject to corporate income taxes. The pro forma information has been computed as if the Company, adjusted for the Acquisition, had been subject to corporate income taxes at the applicable federal and state rates for the year ended May 31, 1994.

</FN


                                                           MAY 31,
                                     -------------------------------------------------
                                      1998       1997       1996       1995      1994
                                     -------   --------   --------   --------  -------
BALANCE SHEET DATA:                                    (in thousands)

Cash and cash equivalents.........     $348     $2,753       $998    $1,254    $3,296

Working capital...................    7,106      9,308      7,601     9,832    12,288

Property and equipment, net.......    9,106      7,250      7,259     4,990     2,705

Total assets......................   21,965     20,397     17,401    19,040    20,244

Current liabilities...............    4,871      3,234      2,071     3,729     4,512

Long-term debt, less current
  maturities......................    1,770         67        471       788     1,069

Stockholders' equity..............   15,324     17,085     14,859    14,522    14,663


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Paul-Son provides gaming equipment and supplies to new casinos and consumable products to its existing customer base. The principal consumable products have limited useful lives, ranging from several hours in the case of playing cards and dice to several months in the case of table game layouts and several years in the case of casino chips and gaming furniture. "Core" business revenues are generated by sales of these products to the over 75% of the casinos in the United States with which the Company has an established relationship and comprise the majority of the Company's total revenues. Complementing this core business is the significant additional revenue the Company realizes when providing a full range of products to new casinos. The Company strives to become the casino's sole supplier of table game equipment and supplies.

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

     While the gaming industry has grown in recent years, the growth rate of table games has not matched that of the gaming industry as a whole. This trend is attributed to an increasing allocation of total casino gaming space to slot machines which, in certain cases, may reduce the allocation of total casino gaming space to table games. The number of new table games in new jurisdictions typically follows this trend after a period of operation.

RESULTS OF OPERATIONS

     The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:


                                                           YEARS ENDED MAY 31,
                                                       ----------------------------
                                                         1998      1997      1996
                                                       --------  --------  --------

Revenues..............................................  100.0%    100.0%    100.0%

Cost of revenues......................................   84.8%     69.1%     69.8%

Gross profit..........................................   15.2%     30.9%     30.2%

Selling, general and administrative expenses..........   27.6%     24.0%     28.1%

Operating income (loss)............................... (12.4)%      6.9%      2.1%

Interest expense......................................    0.5%      0.2%      0.3%

Net income (loss).....................................  (8.6)%      5.5%      1.4%


      The following table details the Company's historical revenues by product line:


                                                           YEARS ENDED MAY 31,
                                                       ----------------------------
                                                         1998      1997      1996
                                                       --------  --------  --------
REVENUES:                                                    (IN THOUSANDS)

Casino chips.......................................... $  5,174  $  9,516  $  7,362

Table layouts.........................................    3,202     3,205     2,678

Playing cards.........................................    4,714     3,265     4,198

Gaming furniture......................................    9,085     4,970     5,249

Dice..................................................    1,395     1,576     1,257

Table accessories and other products..................    2,316     2,382     2,635
                                                       --------  --------  --------

  Total............................................... $ 25,886  $ 24,914  $ 23,379
                                                       ========  ========  ========


COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1998 AND
MAY 31, 1997

     REVENUES. For the fiscal year ended May 31, 1998, Paul-Son's revenues reached a record total of approximately $25.9 million. The fiscal 1998 revenue figure represents a $1.0 million, or 4%, increase from the $24.9 million in revenues which the Company generated the previous fiscal year. The increase in revenues for the 1998 period resulted principally from an increase in gaming furniture and accessory sales (products not manufactured by the Company) of approximately $4.0 million and an increase in playing card sales of approximately $1.4 million offset, in part, by a decrease in casino chip sales of approximately $4.3 million. Gaming furniture and accessory sales, which are products purchased from third party suppliers and then sold to the customer, increased principally due to significant orders from certain customers associated with new openings and expansions and increased demand for these products. Playing card sales in fiscal 1998 increased nearly 45% from fiscal 1997. Management believes its ability to meet customers' quality expectations, competitive pricing, and its aggressive pursuit of this business segment have contributed to this growth. Offsetting the increase in gaming furniture and playing card sales was a decrease in casino chip sales of approximately 45%, or approximately $4.3 million. Management believes this decrease was caused by a decline in new casino openings and expansions in fiscal 1998 as compared to fiscal 1997 and a low demand for casino chips during fiscal 1998. Since casino chips may be used by casinos for several years, related sales are subject to varying replacement cycles. Sales of other Company manufactured products (dice and table layouts) did not fluctuate significantly between the two fiscal periods. Sales of Company manufactured products were 53.2% of total revenues in fiscal 1998 compared to 68.1% in fiscal 1997.

     Core sales in fiscal 1998 were approximately $12.7 million compared to approximately $15.5 million in fiscal 1997, a decrease of approximately $2.8 million or 18.1%. Core sales, which are sales of consumable gaming supplies and equipment to the Company's existing customer base, decreased during the year primarily due to the aforementioned decline in casino chip sales, offset, in part, by the increase in playing card sales.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 84.8% for the fiscal year ended May, 31 1998, as compared to 69.1% in the prior fiscal year. This percentage increase was principally caused by three significant factors: (i) the aforementioned change in the mix of products sold from higher-margin manufactured products (casino chips, cards, dice and layouts) to marginally profitable distributed items, such as gaming tables and seating furniture, which caused an approximate $1.7 million deterioration in gross margins, (ii) the underabsorption of fixed manufacturing costs due to the low production volume of Company manufactured products during 1998, and (iii) certain cost inefficiencies resulting from the final transition of certain manufacturing processes (i.e. playing cards, layouts, and certain plastic goods) from the Company's Las Vegas facility to its Mexico facilities.

     During certain previous reporting periods, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. During the fiscal year ended May 31, 1998, the value of the Mexican peso remained relatively stable. The Company cannot predict what impact fluctuations between the Mexican peso and the U.S. dollar will have on the future operating results of the Company.

     GROSS PROFIT. Gross profit decreased in absolute dollars by approximately $3.8 million to approximately $3.9 million as compared to approximately $7.7 million in the prior fiscal year. This decline in gross profit was a result of the increase in cost of revenues as a percentage of sales from 69.1% to 84.8% due to the cost of revenue factors discussed above offset, in part, by slightly higher revenues in the fiscal 1998 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 1998 increased approximately $1.2 million, or 19.7%, to $7.1 million or 27.6% of revenues compared to $6.0 million, or 24.0% of revenues, in the previous fiscal year. This increase was primarily attributable to sales office and administrative payroll related expenses (an approximate $600,000 increase over fiscal 1997) from the expansion into new and existing gaming markets, start-up costs involved in marketing the Company's non-gaming products with various customers, increased depreciation and other occupancy costs arising from property and equipment purchases and the opening of retail outlets and newly opened sales offices. Additionally, bad debt expense increased due to an increase in accounts receivable amounts outstanding as compared to the prior year, the separation from a certain Company distributor and a reevaluation of the financial condition of certain of the Company's significant debtors during fiscal 1998.

     INTEREST EXPENSE. For the year ended May 31, 1998, interest expense increased approximately 200% to $128,000 as compared to $43,000 in the prior fiscal year, as a result of increased average outstanding borrowings under the Company's line of credit during fiscal 1998 and the acquisition of $1.8 million of new debt to finance a new building in San Luis, Mexico and certain equipment acquired in November 1997.

     OTHER INCOME. In fiscal 1998, other income decreased $308,000, or 67.8%, over the previous fiscal year. This decrease was attributable principally to a gain before income taxes of approximately $326,000 which resulted from the sale of certain real estate in fiscal 1997.

     NET INCOME (LOSS). For the year ended May 31, 1998, the Company incurred a net loss of approximately $2.2 million, a decrease of $3.6 million from the net income of $1.4 million in the prior fiscal year. This decrease was primarily due to the aforementioned decreases in gross profit, other income, and increases to SG&A expenses from the 1997 period, offset, in part, by a slight increase in revenues over the prior fiscal year. Basic net loss per share was $.65 for the year ended May 31, 1998 as compared with basic net income of $.41 for the year ended May 31, 1997.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1997 AND
MAY 31, 1996

     REVENUES. For the fiscal year ended May 31, 1997, Paul-Son's revenues reached a total of approximately $24.9 million. This revenue figure represented a $1.5 million, or 6.6%, increase from the $23.4 million in revenues which the Company generated the previous year. The increase in revenues resulted principally from an increase in new casino openings during the year. In fiscal year 1997, the Company sold products totaling $9.4 million to 36 new casinos (including riverboats, land based properties and Native American casinos) versus $4.7 million to 25 new casinos in the previous fiscal year. The increase in new casino revenues was offset by a decrease in core sales. Core sales in fiscal 1997 were $15.5 million, a decrease of $3.1 million or 16.6% over core sales of $18.7 million in fiscal 1996. The decrease was primarily due to a decrease in playing card sales, both paper and plastic. Playing card sales were down due to a number of factors including a change in the Company's supplier of plastic playing cards during the second quarter of the fiscal year and a slowdown in shipments to many of the Company's contract playing card customers who had a temporary over supply of playing cards during the first quarter of the 1997 fiscal year. In addition, during fiscal 1997, the Company restructured its playing card sales force, developed an improved playing card product and underwent the transition of a portion of its playing card production to San Luis, Mexico, resulting in a temporary slowdown in playing card sales efforts. Management believes the changes implemented will result in greater sales coverage in all geographic areas, an improved product and more competitive pricing. As a result of these changes, the Company experienced an increase of 37.7% in paper playing card sales in the fourth quarter of fiscal 1997 over the average of the sales generated in each of the first three quarters of the 1997 fiscal year.

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

     COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 69.1% for the fiscal year ended May, 31 1997 as compared to 69.8% in the prior fiscal year. This percentage decrease was due to a number of factors including higher sales volume and corresponding higher operating efficiencies (i.e. increased sales resulting in a higher number of units produced over the same fixed production costs), although the corresponding higher efficiencies achieved were partially offset by a temporary increase in fixed production costs resulting from the relocation of a portion of the Company's playing card production to San Luis, Mexico. Also contributing to the decrease in the Company's cost of revenues percentage was a change in product mix sold during the year. Chip sales, for which the Company generates the highest gross margin, were $9.5 million versus $7.4 million in the prior fiscal year.

     During certain previous reporting periods, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. During the fiscal year ended May 31, 1997, the value of the Mexican peso remained relatively stable. The Company cannot predict what impact fluctuations will have on future costs of the Company's products manufactured in Mexico.

     GROSS PROFIT. Gross profit increased in absolute dollars by approximately $634,000 to approximately $7.7 million as compared to $7.1 million in the prior fiscal year as a result of the higher revenues and a decrease in cost of revenue as a percentage of sales from 69.8% to 69.1% due to the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the fiscal year ended May 31, 1997 decreased approximately $610,000 or 9.3%, to $6.0 million or 24.0% of revenues compared to $6.6 million or 28.1% of revenues in the previous fiscal year. SG&A expense reductions were achieved in almost all categories across the board with few exceptions. Major reductions in SG&A expenses included reductions in salaries and wages ($50,000), outside commissions ($126,000), advertising and promotion costs ($98,000), legal and accounting ($66,000), and travel and entertainment costs ($63,000). Most reductions were due to the cost cutting and restructuring program initiated by the Company during the second quarter of fiscal 1995. The most significant increase in SG&A expenses was in depreciation and amortization ($43,000) due to the addition of property and equipment purchased during the previous three fiscal years.

     INTEREST EXPENSE. For the year ended May 31, 1997, interest expense decreased approximately 33% to $43,000 as compared to $64,000 in the prior fiscal year, as a result of the

Company's efforts to pay down long-term debt and fund operations and capital expenditures out of cash generated from operations.

     OTHER INCOME. In fiscal 1997, other income increased $339,000, or 293%, over the previous fiscal year. In February 1997, the Company sold an approximately 9,000 square foot building which was part of the Original Facility for $450,000. The Company's depreciated cost basis of the building was $129,000, resulting in a capital gain of $326,000 before income taxes ($205,000 net of income taxes).

     NET INCOME (LOSS). For the year ended May 31, 1997, the Company had record net income of approximately $1.4 million, an increase of $1.1 million over the net income of $300,000 in the prior fiscal year. This increase in net income was primarily due to increases in revenues, gross profit and other income and decreases in SG&A expenses over the prior fiscal year. Basic net income per share was $.41 for the year ended May 31, 1997 as compared with $.10 for the year ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. Management believes that the combination of cash flows from operations, the Company's existing line of credit and additional bank financing will provide sufficient liquidity, both on a short-term and long-term basis.

     WORKING CAPITAL. Working capital totaled approximately $7.1 million at May 31, 1998, versus approximately $9.3 million at May 31, 1997. Working capital decreased during the year primarily due to the Company's net loss before depreciation of approximately $1.2 million and by the Company's cash investment in certain property, plant and equipment during the year.

     CASH  FLOW.   Operating activities used  approximately  $2.6
million in cash during the fiscal year ended May 31, 1998 compared to cash provided of approximately $2.1 million during the prior year. Net loss before depreciation and income taxes of approximately $2.2 million was the major factor contributing to the cash used in operations. Other significant cash activities during fiscal 1998 included sources of cash from the issuance of common stock of $403,000 attributable to the exercise of approximately 49,000 stock options during the fiscal year and cash used to purchase property, plant and equipment, net of $1.8 million of long-term borrowings, of approximately $1.0 million. Total cash and cash equivalents decreased by approximately $2.4 million during the year as compared to an increase in cash and cash equivalents of approximately $1.8 million in the prior fiscal year.

     LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with Norwest Bank of Nevada ("Norwest") which presently allows the Company to borrow up to $1.0 million. The Line of Credit matures on October 31, 1998. As of May 31, 1998, $850,000 was outstanding under the Line of Credit. The Line of Credit is collateralized by a first priority security interest on the Las Vegas Headquarters and in substantially all of Paul-Son Supplies' assets including accounts receivable, inventory, furniture, fixtures and equipment. The Line of Credit bears interest at Norwest's prime rate (8.5% at May 31, 1998).

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain a net tangible net worth of not less than $14.0 million, a total liabilities to tangible net worth ratio of no greater than 0.5 to 1.0, and an annualized profitability of not less than $250,000 in net income, all as defined in the agreement. As of May 31, 1998, the Company was in violation of the requirement to maintain the $250,000 annual net income; however, the violation has been formally waived by
Norwest  through  the  maturity  date  of  the  Line  of   Credit
(October 31, 1998).

     SECURED DEBT. In November 1997, the Company obtained a $1.8 million loan (the "Note") from Norwest. The proceeds were used in acquiring the New San Luis Facility and certain equipment to be used principally in the Company's manufacturing processes. The Note bears interest at 8.87% per annum, with monthly payments of principal and interest totaling $18,118. The Note calls for monthly payments through November 2002, at which time the remaining principal balance of approximately $1.5 million is due. The Note is secured by a first deed of trust on the Las Vegas Headquarters and by a first security interest in all accounts, inventory, and general intangibles of Paul-Son Supplies. The Note contains the same financial covenant and ratio requirements as under the Line of Credit. As of May 31, 1998, the Company was in violation of the covenant to maintain annual net income of $250,000; however, the Company has obtained a formal waiver from Norwest through June 1, 1999.

     SEASONALITY. The Company has occasionally experienced some seasonality relative to new casino openings, particularly in Las Vegas, as new openings have tended to occur near the end of the calendar year; however, there does not appear to be any seasonality associated with the Company's core sales to existing customers.

     BACKLOG. Open orders as of May 31, 1998 totaled approximately $2.0 million, compared to approximately $2.5 million as of May 31, 1997. Management believes that substantially all of these orders will be filled within the next six months, with the majority filled within the first fiscal quarter.

     LAS VEGAS FACILITIES. In May 1997, the Company relocated its corporate headquarters from the Original Facility to the Las Vegas Headquarters, an approximately 62,000 square foot building purchased in September of 1995 for approximately $2,000,000. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed for sale both the Las Vegas Headquarters and the Original Facility and intends to reevaluate its space needs depending, in part, on real estate market conditions and the Company's business objectives. The Las Vegas Headquarters secures a deed of trust issued under the Line of Credit and the Note.

     SAN LUIS FACILITIES. The Company leases the 34,000 square foot Main Facility pursuant to an eight year lease which expires in April 2001, with an option to extend the term an additional 12 years. In December 1994, the Company purchased the adjacent 45,000 square foot facility for approximately $1.5 million. In November 1997, the Company completed the purchase of the 66,000 square foot New San Luis Facility for approximately $1.1 million.

     CAPITAL EXPENDITURES. The Company plans to purchase equipment necessary to increase its playing card manufacturing efficiency and capacity in the second quarter of fiscal 1999. The cost of the equipment, which the Company plans to finance through additional bank financing, is approximately $600,000.

     STOCK REPURCHASE PROGRAM. In July 1998, the Company announced that its Board of Directors authorized the open market repurchase of up to 5% of the outstanding Common Stock. As of August 24, 1998, no repurchases had been made. The Company intends to fund any repurchases from cash on hand.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This standard provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier adoption is encouraged. Management believes that SOP 98-5 will not have a material impact on the Company's consolidated financial statements.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is effective for fiscal years beginning after December 31, 1997, requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheet. This is a disclosure item only and will have no impact on reported earnings per share.

     The FASB recently issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective for financial statements for fiscal years beginning after December 31, 1997. The Company is required to adopt SFAS No. 131 during the fiscal year ending May 31, 1999. This statement establishes additional standards for segment reporting in the financial statements. This is a disclosure item only and will have no impact on earnings per share.

     During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic net earnings (loss) per share and diluted net earnings
(loss) per share for all periods in which a statement of operations is presented. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the average shares outstanding during the respective period. Diluted net earnings
(loss) per share is computed by dividing net earnings by the average shares outstanding and the dilutive effect of common share equivalents for the respective period. These common share equivalents are options to purchase common stock whose exercise price is less than the average market price.

YEAR 2000 PROJECT

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of updating many of its existing systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from that anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the conversion project is currently expected to be less than $50,000, a significant portion of which will be in the form of capital expenditures. As of May 31, 1998, the Company has incurred no significant costs which are directly or indirectly related to the "Year 2000" project.

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

     Any beneficial holder of the Company's Common Stock may be subject to investigation by the gaming authorities in any or all of the jurisdictions in which the Company operates if such authorities have reason to believe that such ownership may be inconsistent with such state's gaming policies. Persons who acquire beneficial ownership of more than certain designated percentages of Common Stock will be subject to certain reporting and qualification procedures established by the Nevada and other gaming authorities, as well as certain local licensing authorities.

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

     TABLE GAMES GROWTH RATE. The Company's primary products are sold to casinos with table games. In recent years, there has been an increasing allocation of total casino gaming space to slot machines, and in certain cases, a resulting reduction in the allocation of total casino gaming space to table games. As a result, the growth rate of table games has not matched that of the casino industry as a whole. Although the Company's sales have grown marginally over the past several years, the Company believes that the Company's rate of growth would have been greater if not for this trend. An acceleration of the aforementioned trend of allocating more gaming space to slot machines rather than table games could have a negative impact on the Company's rate of growth.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree on the performance of Paul S. Endy, Chairman of the Board and Chief Executive Officer, and Eric P. Endy, President and Director. The Company does not carry key man life insurance for either of these executive officers, and the loss of the services of either of them could have a material adverse effect on the Company.

     The Company is also dependent upon the abilities and efforts of certain other management personnel, particularly in the sales department. The Company's sales department has recently had two successive senior management persons depart, while at the same time experiencing relatively flat sales and larger than historical proportions of sales of lower gross margin products.

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

     EXPANSION OF INTERNATIONAL SALES. Although currently only a small percentage of the Company's sales are to casinos located in foreign countries, a component of the Company's business strategy is the expansion of its international sales. To the extent the Company is successful in this endeavor, it will be increasingly subject to the customary risks of doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates and controls, competitive issues relative to established businesses with significant current market share and business/customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United States affecting foreign trade and investment.

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

     CONTROL BY EXISTING STOCKHOLDER; ANTITAKEOVER EFFECTS. Paul S. Endy is the beneficial owner of approximately 48% of the outstanding Common Stock of the Company. As a result, Mr. Endy effectively controls the election of all of the members of the Board of Directors of the Company and effectively controls virtually all matters requiring approval by the stockholders of the Company. Such ownership may discourage acquisition of large blocks of the Company's securities and could have an anti-takeover effect, possibly depressing the price of the Common Stock. In addition, Nevada corporation law and the Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report

     Consolidated Balance Sheets at May 31, 1998 and 1997

     Consolidated  Statements of Operations for the  Years  Ended
     May 31, 1998, 1997 and 1996

     Consolidated  Statements  of Stockholders'  Equity  for  the
     Years Ended May 31, 1998, 1997 and 1996

     Consolidated  Statements of Cash Flows for the  Years  Ended
     May 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Financial Statement Schedule included in Part IV of this report

                   PAUL-SON GAMING CORPORATION

                        AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL REPORT

                          MAY 31, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Paul-Son Gaming Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and subsidiaries (the "Company") as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 24, 1998


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 31, 1998 AND 1997

ASSETS                                                                           1998           1997
------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                $    347,876  $   2,753,152
  Trade receivables, net                                                      5,147,819      3,669,139
  Income taxes receivable                                                       786,463            -
  Inventories, net                                                            5,171,402      5,350,446
  Prepaid expenses                                                              118,693        140,962
  Other current assets                                                          405,299        627,808
                                                                        ------------------------------
       TOTAL CURRENT ASSETS                                                  11,977,552     12,541,507
                                                                        ------------------------------
Property and Equipment, net                                                   9,105,545      7,250,030

Deferred Tax Asset                                                              263,000            -

Other Assets:
  Note receivable                                                               150,000        150,000
  Other assets                                                                  469,229        455,205
                                                                        ------------------------------
       TOTAL OTHER ASSETS                                                       619,229        605,205
                                                                        ------------------------------
TOTAL ASSETS                                                               $ 21,965,326  $  20,396,742
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                    $    850,000  $         -
  Current maturities of long-term debt                                           59,007         24,052
  Bank overdraft                                                                431,380            -
  Accounts payable                                                            1,733,122        727,196
  Accrued expenses                                                            1,115,915        584,212
  Customer deposits                                                             681,825      1,579,161
  Income tax payable                                                                -          318,930
                                                                        ------------------------------
       TOTAL CURRENT LIABILITIES                                              4,871,249      3,233,551
                                                                        ------------------------------


Long-Term Debt, less current maturities                                       1,769,722         67,424

Deferred Tax Liability                                                              -           11,060

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares, $.01 par value, none               -              -
    issued and outstanding
  Common stock, authorized 30,000,000 shares, $.01 par value, issued and outstanding 3,465,750 and 3,417,000 shares in 1998 and
    1997                                                                         34,658         34,170
  Additional paid-in capital                                                 13,566,800     13,108,998
  Retained earnings                                                           1,722,897      3,941,539
                                                                        ------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                            15,324,355     17,084,707
                                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 21,965,326  $  20,396,742
                                                                        ==============================

                 See Notes to Consolidated Financial Statements


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 1998, 1997 AND 1996

                                                        1998          1997           1996
--------------------------------------------------------------------------------------------
Revenues                                          $ 25,885,627  $  24,913,706  $  23,379,252

Cost of revenues                                    21,943,781     17,223,759     16,323,043
                                                 -------------------------------------------

       GROSS PROFIT                                  3,941,846      7,689,947      7,056,209

Selling, general and administrative expenses         7,145,552      5,967,735      6,577,397
                                                 -------------------------------------------

       OPERATING INCOME (LOSS)                      (3,203,706)     1,722,212        478,812

Other income (expense)
  Interest income                                       92,096        82,066          57,694
  Interest expense                                    (127,597)      (42,700)        (63,906)
  Other                                                 54,299       372,436          57,856
                                                 -------------------------------------------

       INCOME (LOSS) BEFORE INCOME TAXES            (3,184,908)    2,134,014         530,456

Income tax (expense) benefit                           966,266      (761,831)       (193,616)
                                                 -------------------------------------------

       NET INCOME (LOSS)                          $ (2,218,642) $  1,372,183   $     336,840
                                                 ===========================================

Earnings (loss) per share:
  Basic                                           $      (0.65) $       0.41   $        0.10
                                                 ===========================================
  Diluted                                         $      (0.65) $       0.40   $        0.10
                                                 ===========================================


                 See Notes to Consolidated Financial Statements


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1998, 1997 AND 1996

                                                        Common Stock           Additional
                                                 ---------------------------    Paid-in       Retained
                                                     Shares      Dollars        Capital       Earnings        Total
-----------------------------------------------------------------------------------------------------------------------

Balance, June 1, 1995                               3,324,000   $ 33,240      $ 12,256,698  $ 2,232,516    $ 14,522,454

  Net income                                                -          -                 -      336,840         336,840
                                                 ----------------------------------------------------------------------

Balance, May 31, 1996                               3,324,000     33,240        12,256,698    2,569,356      14,859,294

  Shares issued from the exercise of options           93,000        930           771,300            -         772,230

  Income tax benefit from exercise of options               -          -            81,000            -          81,000

  Net income                                                -          -                 -    1,372,183       1,372,183
                                                 ----------------------------------------------------------------------

Balance, May 31, 1997                               3,417,000     34,170        13,108,998    3,941,539      17,084,707

  Shares issued from the exercise of options           48,750        488           402,802            -         403,290

  Income tax benefit from exercise of options               -          -            55,000            -          55,000

  Net loss                                                  -          -                 -   (2,218,642)     (2,218,642)
                                                 ----------------------------------------------------------------------

Balance, May 31, 1998                               3,465,750   $ 34,658      $ 13,566,800  $ 1,722,897    $ 15,324,355
                                                 ======================================================================

                 See Notes to Consolidated Financial Statements


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1998, 1997 AND 1996

                                                                         1998               1997                1996

Cash Flows from Operating Activities
 Cash received from customers                                       $   23,458,056     $   24,554,494      $   24,513,389
 Cash paid to suppliers and employees                                  (25,692,604)       (22,153,199)        (23,357,951)
 Interest paid                                                            (127,597)           (42,700)            (69,060)
 Interest received                                                          92,096             82,066              57,694
 Income tax refunds                                                              -             18,940             494,019
 Income taxes paid                                                        (299,117)          (404,778)             (6,750)
                                                                    ---------------    ---------------     ---------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (2,569,166)         2,054,823           1,631,341
                                                                    ---------------    ---------------     ---------------
Cash Flows from Investing Activities
 Proceeds received on sale of property and equipment                         7,350            464,161              15,400
 Purchase of property and equipment                                     (2,834,003)          (919,972)         (3,059,544)
 Proceeds from short-term investments                                            -                  -           1,493,536
 Investment in note receivable                                                   -           (150,000)                  -
                                                                    ---------------    ---------------     ---------------
   NET CASH USED IN INVESTING ACTIVITIES                                (2,826,653)          (605,811)         (1,550,608)
                                                                    ---------------    ---------------     ---------------

Cash Flows from Financing Activities
 Payments on due to related party                                                -            (15,000)           (235,000)
 Proceeds from short-term borrowings                                       850,000            150,000                   -
 Proceeds from long-term borrowings                                      1,800,000                  -                   -
 Principal payments on short-term borrowings                                     -           (150,000)                  -
 Principal payments on long-term borrowings                                (62,747)          (450,599)           (102,211)
 Proceeds from the issuance of common stock                                403,290            772,230                   -
                                                                    ---------------    ---------------     ---------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   2,990,543            306,631            (337,211)
                                                                    ---------------    ---------------     ---------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,405,276)         1,755,643            (256,478)
Cash and cash equivalents, beginning                                     2,753,152            997,509           1,253,987
                                                                    ---------------    ---------------     ---------------
Cash and cash equivalents, ending                                   $      347,876     $    2,753,152      $      997,509
                                                                    ===============    ===============     ===============
Reconciliation of Net Income (Loss) to Net Cash Provided By
 (Used in) Operating Activities
 Net income (loss)                                                  $   (2,218,642)    $    1,372,183      $      336,840
 Depreciation and amortization                                             967,475            791,643             768,787
 Provision for bad debts                                                   213,938             96,000              96,000
 Loss (gain) on sale of property and equipment                               3,663           (326,439)              5,698
 Change in assets and liabilities:
  (Increase) decrease in accounts receivable                            (1,692,618)        (1,163,229)            878,491
  (Increase) decrease in income taxes receivable                          (731,463)                 -             661,499
  Decrease in inventories                                                  179,044            254,184              61,251
  (Increase) decrease in other assets                                      208,485           (316,263)            449,867
  Decrease in prepaid expenses                                              22,269             29,941              11,449
  Increase in deferred tax asset                                          (263,000)                 -                   -
  Increase (decrease) in accounts payable and accrued expenses           1,537,629            246,260          (1,884,803)
  Increase in bank overdraft                                               431,380                  -                   -
  Increase (decrease) in deferred tax liability                            (11,060)            11,060                   -
  Increase (decrease) in customer deposits                                (897,336)           713,723             192,092
  Increase (decrease) in income taxes payable                             (318,930)           345,760              54,170
                                                                    ---------------    ---------------     ---------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                $   (2,569,166)    $    2,054,823      $    1,631,341
                                                                    ===============    ===============     ===============

         See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), is the leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies follows:

CASH AND CASH EQUIVALENTS AND BANK OVERDRAFT

The   Company   considers  all  highly  liquid  investments   and
repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

Bank overdrafts represent outstanding checks drawn against the Company's bank account which had not been presented to the bank as of the balance sheet date.

ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

The Company performs ongoing credit evaluations of its customers and generally requires a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for doubtful accounts, and charges against the allowance have been within management's expectations (see Note 10).

INVENTORY

Inventories are stated at the lower of cost or market.   Cost  is
determined using the first-in, first-out method.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

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

REVENUE RECOGNITION

Substantially all revenue is recognized when products are shipped
to  customers.   The  Company typically sells its  products  with
payment terms of net 30 days or less.

INCOME TAXES

The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109 for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

FOREIGN TRANSACTIONS

Sales outside of the United States are not significant and substantially all transactions occur in United States dollars.

EARNINGS PER SHARE

During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic net earnings (loss) per share and diluted net earnings (loss) per share for all periods in which a statement of operations is presented. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the average shares outstanding during the respective period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the average shares outstanding and the dilutive effect of common share equivalents for the respective period. These common share equivalents are options to purchase common stock whose exercise price is less than the average market price (see Note 9). During the fiscal years ending May 31, 1998, 1997 and 1996, the average number of common shares outstanding used in

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

computing basic net earnings (loss) per share was 3,437,894, 3,330,764 and 3,324,000, respectively, and the weighted average number of common and common equivalent shares used in computing diluted net earnings (loss) per share was 3,437,897, 3,443,376 and 3,325,125 for fiscal 1998, 1997, and 1996, respectively (see
Note 9).

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the allowance for doubtful accounts receivable, and the provision for obsolete or slow moving inventories. Actual results could differ from those estimates.

RELIANCE ON SUPPLIERS

For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The failure of one or more of these suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company.

STOCK OPTIONS

The Company has adopted the disclosure requirement under SFAS No. 123, " Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method under APB Opinion No. 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to account for its plans under APB Opinion No. 25 and calculate the pro forma disclosures of net income (loss) and earnings (loss) per share required under SFAS No. 123 (see Note 9).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at May 31, 1998 for the Company's financial instruments approximate fair value.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

RECOVERABILITY OF LONG-LIVED ASSETS

Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of non-discounted future cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at May 31, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This standard provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier adoption is encouraged. Management believes that SOP 98-5 will not have a material impact on the consolidated financial statements.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is effective for fiscal years beginning after December 31, 1997, requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheet. This is a disclosure item only and will have no impact on reported earnings per share.

The FASB recently issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective for financial statements for fiscal years beginning after December 31, 1997. The Company is required to adopt SFAS No. 131 during the fiscal year ending May 31, 1999. This statement establishes additional standards for segment reporting in the financial statements. This is a disclosure item only and will have no impact on earnings per share.

NOTE 2.  INVENTORIES
Inventories consist of the following at May 31:

                                            1998          1997
          Raw materials                 $  1,734,738  $  1,977,089
          Work in process                    333,182       465,514
          Finished goods                   3,303,482     2,907,843
                                        ------------- -------------
                                           5,371,402     5,350,446
          Less inventory reserves            200,000             -
                                        ------------- -------------
                                        $  5,171,402  $  5,350,446
                                        ============= =============

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31:

                                           1998            1997
                                      --------------  --------------
      Land                            $     804,370   $     728,412
      Buildings and improvements          7,354,821       5,913,362
      Furniture and equipment             4,682,806       3,475,883
      Vehicles                              925,856         876,892
                                      --------------  --------------
                                         13,767,853      10,994,549
      Less accumulated depreciation       4,662,308       3,744,519
                                      --------------  --------------
                                      $   9,105,545   $   7,250,030
                                      ==============  ==============

NOTE 4.  SHORT-TERM BORROWINGS

The Company has a $1.0 million line of credit agreement with a bank. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.5% at May 31, 1998). This facility, which is cross collateralized with a $1.8 million note (see Note 5), is secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of this facility and the $1.8 million note. Borrowings under the line of credit at May 31, 1998 and 1997 were $850,000 and $0, respectively. The line of credit agreement and the $1.8 million note contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement, and to maintain net income annually of at least
$250,000. As of May 31, 1998 the Company was in violation of this covenant; however, this violation has been formally waived by the bank through the maturity date of the line of credit of October 31, 1998 and through June 1, 1999 for the $1.8 million note.

NOTE 5.  LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt consists of the following at May 31:


                                                                1998          1997
                                                         ------------------------------
    Note payable to bank in monthly installments of
      $18,118 including interest of 8.87% through
      October 2003 with a balloon payment of
      approximately $1,450,000 due November 2003,
      secured by a first deed of trust on the Company's
      main facility in Las Vegas, Nevada and a first
      security interest on all Company assets (see Note
      4 for discussion of covenants)                     $   1,771,076   $           -

    Notes payable to mortgage companies, collateralized
      by real estate, interest at 7.5% to 9.5%, with
      principal and interest payments of $898 due monthly
      through 2016                                              57,653          64,004

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

    Various notes payable for equipment, interest at
      14.5% to 25.5%, payable in monthly installments of
      $6,300 through 1998                                            -          27,472
                                                         --------------  --------------
                                                             1,828,729          91,476
            Less current portion                                59,007          24,052
                                                         --------------  --------------
                                                         $   1,769,722   $      67,424
                                                         ==============  ==============

Estimated  annual principal maturities of long-term debt  at  May
31, 1998 are as follows:

        1999                                       $     59,007
        2000                                             63,743
        2001                                             69,955
        2002                                             71,080
        2003                                             77,591
        Thereafter                                    1,487,353
                                                   -------------
                                                   $  1,828,729
                                                   =============

NOTE 6.  RELATED PARTIES

Included in cost of revenues were amounts paid to a related party from the purchase of plastic coated playing cards in the amount of $0, $0, and approximately $331,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

Included  in interest expense is approximately $0, $0 and  $7,000 to related parties for the years ended May 31, 1998, 1997 and 1996, respectively.

The following amounts were paid for legal, accounting, and consulting services to individuals who were members of the Company's Board of Directors during the periods reported:

                                   1998        1997        1996
                               -----------------------------------
     Laurence A. Speiser       $ 108,000   $ 134,317  $   128,591
     Wayne H. White                    -           -       23,819
     Michael E. Cox                    -           -       36,691

Included in accounts receivable are amounts owed from an officer of the Company of approximately $30,000 and $25,000 at May 31, 1998 and 1997, respectively.

On November 22, 1996, the Company advanced to a director a $150,000 line of credit. The line of credit is to be repaid in full on or before December 31, 1998, with interest only payable to the Company at an interest rate equal to prime (8.5% at May 31, 1998) plus 2%. The loan is secured by a general pledge agreement covering all the director's assets, rights to purchase certain shares of the Company's stock, and a guarantee by the Company's majority stockholder.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments at May 31, 1998 are as follows:

            1999                                   $     281,581
            2000                                         201,527
            2001                                         130,515
                                                   --------------
                                                   $     613,623
                                                   ==============

The  Company has a twelve year option to extend the lease at  one
facility.   The  annual  rent during the first  8  year  term  is
$142,380.   The  rent  payments during  the  option  period  will
increase 5% annually.

Rent expense totaled $264,154, $233,633 and $228,222 for the years ended May 31, 1998, 1997 and 1996, respectively.

The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

NOTE 8.  INCOME TAX MATTERS

The   (expense)  benefit  for  income  taxes  reflected  in   the
Consolidated Statements of Operations for the years ended May 31, 1998, 1997 and 1996 consisted of:

                                  1998          1997          1996
                             -----------------------------------------
       Current               $   678,805   $  (799,238)  $   (193,616)
       Deferred                  287,461        37,407              -
                             -----------------------------------------
                             $   966,266   $  (761,831)  $   (193,616)
                             =========================================

A reconciliation of the Company's income tax (expense) benefit as compared to the tax (expense) benefit calculated by applying the statutory federal tax rate (34%) to the income (loss) before income taxes for the years ended May 31, 1998, 1997 and 1996 is as follows:

                                        1998        1997         1996
                                    -----------------------------------
  Computed expected income tax
    (expense) benefit at 34%        $1,082,869   $(725,565)  $(180,000)
  ADJUSTMENTS:
  State taxes                           32,503     (35,348)    (10,600)
  Meals and entertainment              (22,987)    (21,697)    (23,000)
  Prior year items and other          (126,119)     20,779      19,984
                                    -----------------------------------
  Income tax (expense) benefit      $  966,266   $(761,831)  $(193,616)
                                    ===================================

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

The primary components of the deferred tax asset ($263,000) for the year ended May 31, 1998 were operating loss carryforwards (approximately $70,000), inventory and bad debt reserves (approximately $130,000) and intangible assets (approximately $40,000). There were no other significant temporary differences or carryforwards for the year ended May 31, 1998. For the year ended May 31, 1997, there were no significant temporary differences or carryforwards.

NOTE 9.  EARNINGS PER SHARE AND STOCK OPTION PROGRAMS

The following table provides a reconciliation of basic and diluted earnings (loss) per share as required by SFAS No. 128, "Earnings Per Share":


                                                     Dilutive
                                                      Stock
                                      Basic          Options          Diluted
                                   -------------   -----------    -------------

For the year ended May 31, 1998
-------------------------------
Net loss                           $ (2,218,642)            -     $ (2,218,642)
Shares                                3,437,894             -        3,437,894

Per Share Amount                   $       (.65)                  $       (.65)


For the year ended May 31, 1997
-------------------------------
Net income                         $  1,372,183             -     $  1,372,183
Shares                                3,330,764       112,612        3,443,376

Per Share Amount                   $       0.41                   $       0.40

For the year ended May 31, 1996
-------------------------------
Net income                         $    336,840             -     $    336,840
Shares                                3,324,000         1,125        3,325,125

Per Share Amount                   $       0.10                   $       0.10


Dilutive stock options for the year ended May 31, 1998 (861,250) have not been included in the computation of the diluted net earnings (loss) per share as their effect would be antidilutive.

The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These options have been excluded from the computation of diluted earnings (loss) per share for the respective fiscal years. These outstanding antidilutive options for the years ended May 31, 1998, 1997 and 1996, were 4,000, 197,500, and
317,000, respectively.

The  Company has stock option programs which consist of the  1994
Long-Term  Incentive  Plan (the "Incentive Plan")  and  the  1994
Directors' Stock Option Plan (the "DirectorsR Plan").  The

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

Incentive  Plan  provides  for the  grant  of  stock  options  to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The options granted under the Incentive Plan expire 10 years after the date of grant. The DirectorsR Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 3,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 1,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,000 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant or 9 months after retirement or 2 years after death. Options covering 4,000, 3,000 and 6,000 shares were granted during the years ended May 31, 1998, 1997 and 1996 at $10.56, $8.06 and $6.50, respectively.

The following is a summary of option activity for the 3 years ended May 31, 1998:

                                                                                   Weighted
                                                      Options        Shares        Average
                                                     Available       Under         Exercise
                                                     for Grant       Plan          Price
                                                     ---------------------------------------
Outstanding at June 1, 1995                             271,250       303,750        $11.53

  Granted                                              (326,000)      326,000          8.66
  Canceled                                              306,750      (306,750)        11.49
  Exercised                                                   -             -             -
                                                     ---------------------------------------
Outstanding at May 31, 1996                             252,000       323,000          8.71

  Additional shares reserved                            500,000             -             -
  Granted                                              (715,000)      715,000          8.95
  Canceled                                               35,000       (35,000)         8.15
  Exercised                                              93,000       (93,000)         8.30
                                                     ---------------------------------------
Outstanding at May 31, 1997                             165,000       910,000          8.96

  Granted                                               (14,000)       14,000         10.00
  Canceled                                               10,000       (10,000)         8.75
  Exercised                                              48,750       (48,750)         8.27
                                                     ---------------------------------------
Outstanding at May 31, 1998                             209,750       865,250         $9.02
                                                     =======================================

                                                          1998          1997          1996
                                                          ----          ----          ----
The weighted average fair value of options granted       $4.78         $4.27         $4.21


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

The following table summarizes information concerning currently outstanding and exercisable options:

                           Options Outstanding            Options Exercisable
                  ------------------------------------- -----------------------
                                 Weighted
                                  Average     Weighted                Weighted
    Range of                     Remaining    Average                  Average
    Exercise        Number      Contractual   Exercise     Number     Exercise
     Prices       Outstanding      Life        Price    Exercisable     Price
-------------------------------------------------------------------------------
$ 6.50 to 9.00      619,500         8.03        8.20      452,000        8.20
$ 9.01 to 13.00     245,750         8.74       11.12       62,750       11.34
-------------------------------------------------------------------------------
                    865,250                               514,750
-------------------------------------------------------------------------------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts.

                                                    1998             1997            1996
                                                ------------      -----------      ---------
Net income (loss):            As reported:      $(2,218,642)      $1,372,183       $336,840
                              Pro forma:        $(2,820,169)          11,115        177,812

Earnings (loss) per share:    As reported:
                               Basic                  $(.65)           $0.41          $0.10
                               Diluted                $(.65)           $0.40          $0.10
                              Pro forma:
                               Basic                  $(.82)              $0          $0.05
                               Diluted                $(.82)              $0          $0.05

Pro forma earnings (loss) reflect only options granted from fiscal 1996 to fiscal 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income (loss) because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1996 are not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 1998, 1997 and 1996 grants; risk-free interest rate at the date of grant which ranged from 5.6% to 6.7%; expected dividend yield of 0.0%; expected life of 5 years; and expected volatility of 43.79%.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

_________________________________________________________________

As of May 31, 1998 a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

NOTE 10.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides, based on periodic reviews of its trade receivables, for estimated uncollectible accounts. A summary of amounts provided for bad debt provisions and charges to its allowance for doubtful accounts is as follows:


                            BALANCE AT    PROVISIONS/                   BALANCE
                            BEGINNING     CHARGED TO                   AT END OF
   Years Ended May 31,       OF YEAR       EXPENSES     CHARGE-OFFS      YEAR
---------------------------------------------------------------------------------


   1998                     $   269,140   $   213,938   $   108,084   $  374,994
                            =====================================================

   1997                     $   281,712   $    96,000   $   108,572   $  269,140
                            =====================================================

   1996                     $   214,000   $    96,000   $    28,288   $  281,712
                            =====================================================

NOTE 11. CASH FLOW INFORMATION

There were no significant noncash investing or financing activities during the years ended May 31, 1998, 1997, and 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Annual Meeting of Stockholders on October 13, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This  information is incorporated by reference the Company's
Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on October 13, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

               Included in Part II of this report:

               Consolidated  Balance Sheets at May 31,  1998  and
               1997.

               Consolidated Statements of Operations for the Years Ended May 31, 1998, 1997 and 1996.

               Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1998, 1997 and 1996.

               Consolidated  Statements of  Cash  Flows  for  the
               Years Ended May 31, 1998, 1997 and 1996.

               Notes to Consolidated Financial Statements

      2. FINANCIAL STATEMENT SCHEDULES

               All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

          4.01 Specimen Common Stock Certificate for the Common Stock of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 4.01.

          10.01 Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended July 29, 1996) Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended July 29, 1996) incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c),
                  Exhibit 10.03.

          10.02 Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) Paul-
                  Son    Gaming   Corporation   1994   Long-Term
                  Incentive Plan (as amended July 29, 1996) incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c),
                  Exhibit 10.04

          10.03 Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Coprodiedad Arte Y Diseno, as lessor incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

          10.04 Exclusive Distributor Agreement dated November 1, 1993, by and between Jones Casino Supplies, Inc. and Paul-Son Supplies and Card, Inc. incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.13.

          10.05 Letter Loan Agreement dated November 14, 1997, among Norwest Bank Nevada, National Association, Paul-Son Gaming Supplies, Inc., as borrower, and Paul-Son Gaming Corporation, as guarantor; Guaranty dated November 14, 1997, by Paul-Son Gaming Corporation in favor of Norwest Bank Nevada, National Association; Term Note dated November 14, 1997, by Paul-Son Gaming Supplies, Inc., payable to Norwest Bank Nevada, National Association; Promissory Note dated November 14, 1997 by Paul-Son Gaming Supplies, Inc., payable to Norwest Bank Nevada, National Association; Continuing Credit Agreement dated November 14, 1997, by Paul-Son Gaming Supplies, Inc. in favor of Norwest Bank Nevada, National Association; Continuing Security Agreement dated November 14, 1997, by Paul-Son Gaming Corporation in favor of Norwest Bank Nevada, National Association; and Deed of Trust dated November 14, 1997, among Paul-Son Gaming Supplies, Inc., as grantor, Norwest Bank Nevada, National Association, as beneficiary, and Americorp Financial, Inc., as trustee, incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1997, Item 6, Exhibit 10.01.

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

                             PAUL-SON GAMING CORPORATION


August 27, 1998              By  /s/ Paul S. Endy
                                 Paul S. Endy
                                 Chief Executive Officer
                                 (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



August 27, 1998              By  /s/ Paul S. Endy
                                 Paul S. Endy
                                 Chairman of the Board and
                                 Chief Executive Officer



                             By  /s/ Eric P. Endy
                                 Eric P. Endy
                                 President and Director



                             By  /s/ John M. Garner
                                 John  M. Garner, Chief Financial
                                 Officer  and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)



                             By  /s/ Jerry G. West
                                 Jerry G. West, Director

                             By  /s/ Richard W. Scott
                                 Richard W. Scott, Director



                             By  /s/ Martin S. Winick
                                 Martin S. Winick, Director

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

   4.01        Specimen  Common Stock Certificate  for  the
               Common  Stock of Paul-Son Gaming Corporation
               incorporated  herein by reference  from  the
               Company's registration statement on Form S-1
               (SEC  No.  33-74758),  Part  II,  Item   16,
               Exhibit 4.01.

   10.01       Paul-Son  Gaming Corporation 1994 Directors'
               Stock Option Plan (as amended July 29, 1996) incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item
               14(c), Exhibit 10.03.

   10.02       Paul-Son  Gaming Corporation 1994  Long-Term
               Incentive  Plan (as amended July  29,  1996)
               incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item
               14(c), Exhibit 10.04

   10.03       Lease  dated  May 17, 1993, by  and  between
               Paul-Son  Mexicana S.A. de C.V., as  lessee,
               and  Coprodiedad  Arte Y Diseno,  as  lessor
               incorporated  herein by reference  from  the
               Company's registration statement on Form S-1
               (SEC  No.  33-74758),  Part  II,  Item   16,
               Exhibit 10.05.

   10.04       Exclusive   Distributor   Agreement    dated
               November  1,  1993,  by  and  between  Jones
               Casino  Supplies, Inc. and Paul-Son Supplies
               and   Card,  Inc.  incorporated  herein   by
               reference from the Company's registration statement on Form S-1 (SEC No. 33-74758),
               Part II, Item 16, Exhibit 10.13.

   10.05       Letter  Loan  Agreement dated  November  14,
               1997,  among  Norwest Bank Nevada,  National
               Association, Paul-Son Gaming Supplies, Inc.,
               as    borrower,    and    Paul-Son    Gaming
               Corporation,  as guarantor;  Guaranty  dated
               November   14,  1997,  by  Paul-Son   Gaming
               Corporation in favor of Norwest Bank Nevada,
               National   Association;  Term   Note   dated
               November   14,  1997,  by  Paul-Son   Gaming
               Supplies,  Inc.,  payable  to  Norwest  Bank
               Nevada,   National  Association;  Promissory
               Note  dated  November 14, 1997  by  Paul-Son
               Gaming  Supplies, Inc., payable  to  Norwest
               Bank Nevada, National

               Association;  Continuing  Credit   Agreement
               dated  November 14, 1997, by Paul-Son Gaming
               Supplies,  Inc.  in favor  of  Norwest  Bank
               Nevada,   National  Association;  Continuing
               Security Agreement dated November 14,  1997,
               by  Paul-Son Gaming Corporation in favor  of
               Norwest  Bank  Nevada, National Association;
               and  Deed of Trust dated November 14,  1997,
               among  Paul-Son  Gaming Supplies,  Inc.,  as
               grantor,   Norwest  Bank  Nevada,   National
               Association,  as beneficiary, and  Americorp
               Financial, Inc., as trustee, incorporated by
               reference   from  the  Company's   quarterly
               report  on  Form 10-Q for the quarter  ended
               November 30, 1997, Item 6, Exhibit 10.01.

   21.01       List  of  subsidiaries  of  Paul-Son  Gaming    56
               Corporation.

   23.01       Consent of Deloitte & Touche LLP.               58

   27.01       Financial Data Schedule                         60