Form 10-Q/A
period 1997-11-30
PAUL SON GAMING CORP
filed 1998-09-04
CIK 918580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A

(Mark One)
( X )  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        November 30, 1997
                                     ----------------------------
                               OR

(   )      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:             to
                                     -----------    -------------

Commission file number:  0-23588
                         ----------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          NEVADA                            88-0310433
-------------------------------           -----------------------
(State or other jurisdiction of           (I.R.S. Employer
  jurisdiction of incorporation            Identification No.)
        or organization)

1700 S. Industrial Road, Las Vegas, Nevada              89102
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                         (702) 384-2425
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
     (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   ----     ----
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,474,850 shares of Common Stock, $0.01 par value as of
                         August 24, 1998

[CAPTION]

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (AS RESTATED)

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
         NOVEMBER 30, 1997 (UNAUDITED) AND MAY 31, 1997
                           ASSETS
                                                               (AS RESTATED -
                                                                SEE NOTE 6)
                                                                NOVEMBER 30         MAY 31,
                                                                    1997             1997
                                                                -------------     -----------
CURRENT ASSETS
   Cash and cash equivalents                                         $744,271      $2,753,152
   Trade receivables, less allowance for doubtful accounts
    ($ 314,574, November 30, 1997; $269,140, May 31, 1997)          4,215,171       3,669,139
   Inventories (Note 2)                                             5,962,691       5,350,446
   Prepaid expenses                                                   262,003         140,962
   Income tax benefit receivable                                      337,290          -
   Other current assets                                             1,046,120         627,808
                                                                --------------    -----------
     Total current assets                                          12,567,546      12,541,507
                                                                --------------    -----------

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                8,566,893       7,250,030
                                                                --------------    -----------

OTHER ASSETS
   Note receivable (Note 5)                                           150,000         150,000
   Goodwill and other assets                                          447,962         455,205
                                                                --------------    -----------
                                                                      597,962         605,205
                                                                --------------    -----------
                                                                  $21,732,401     $20,396,742
                                                                ==============    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt (Note 4)                      $65,698         $24,052
   Accounts payable                                                   596,108         727,196
   Accrued expenses                                                   438,738         584,212
   Customer deposits                                                2,294,996       1,579,161
   Income tax payable                                                  -              318,930
                                                                --------------    -----------
     Total current liabilities                                      3,395,540       3,233,551
                                                                --------------    -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)                  1,801,792          67,424

DEFERRED TAX LIABILITY, NET                                            11,060          11,060

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                       -               -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,433,500 and
     3,417,000 shares as of November 30, 1997 and                      34,335          34,170
     May 31, 1997
   Additional paid-in capital                                      13,243,993      13,108,998
   Retained earnings                                                3,245,681       3,941,539
                                                                --------------    -----------
                                                                   16,524,009      17,084,707
                                                                --------------    -----------
                                                                  $21,732,401     $20,396,742
                                                                ==============    ===========


                    See notes to condensed consolidated financial statements.

[CAPTION]

             PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           NOVEMBER 30,                          NOVEMBER 30,
                                    --------------------------             ------------------------
                                    (AS RESTATED -                         (AS RESTATED -
                                      SEE NOTE 6)                            SEE NOTE 6)
                                         1997              1996                  1997              1996
                                    --------------    --------------        --------------    --------------



Revenues                                $6,093,221        $6,307,018           $11,639,804       $12,349,776

Cost of revenues                         4,784,912         4,100,826             9,526,491         8,227,219
                                    --------------    --------------        --------------    --------------

   Gross profit                          1,308,309         2,206,192             2,113,313         4,122,557

Selling, general and
    administrative  expenses             1,720,166         1,461,965             3,287,706         2,877,514
    (Note 5)                        --------------    --------------        --------------    --------------


   Operating income (loss)               (411,857)           744,227           (1,174,393)         1,245,043

Other income                                28,940            27,362                90,441            47,084

Interest expense                           (2,793)          (11,018)               (7,647)          (24,412)
                                    --------------    --------------        --------------    --------------

Income  (loss) before income             (385,710)           760,571           (1,091,599)         1,267,715
taxes

Income tax benefit (expense)               138,092         (277,608)               395,741         (462,716)
                                    --------------    --------------        --------------    --------------

   Net income (loss)                    ($247,618)          $482,963            ($695,858)          $804,999
                                    ==============    ==============        ==============    ==============

Net income (loss) per share                ($0.07)             $0.15               ($0.20)             $0.24
                                    ==============    ==============        ==============    ==============

Weighted average common                  3,423,997         3,324,000             3,422,102         3,324,000
   shares outstanding               ==============    ==============        ==============    ==============


    See notes to condensed consolidated financial statements.

[CAPTION]

             PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                 -------------------------------
                                                                 (AS RESTATED -
                                                                   SEE NOTE 6)
                                                                      1997              1996
                                                                 ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                      $ 11,258,448   $ 12,618,784
   Cash paid to suppliers and employees                              (13,168,004)   (10,969,358)
   Interest received                                                       61,305         32,617
   Interest paid                                                          (7,647)       (24,412)
   Income tax refund                                                         -               842
   Income taxes paid                                                    (260,479)      (319,700)
                                                                 ----------------   ------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (2,116,377)      1,338,773
                                                                 ----------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of equipment                                    7,350          3,600
  Investment in note receivable (note 5)                                     -         (150,000)
   Purchase of property and equipment                                 (1,811,028)      (448,181)
                                                                 ----------------   ------------
     NET CASH (USED IN) INVESTING ACTIVITIES                          (1,803,678)      (594,581)
                                                                 ----------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                     (15,000)
   Proceeds from long-term borrowings                                   1,800,000          -
   Proceeds from exercise of options                                      135,160          -
   Principal payments on long-term borrowings                            (23,986)       (45,536)
                                                                 ----------------   ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                1,911,174       (60,536)
                                                                 ----------------   ------------

       Net (decrease) increase in cash and cash equivalents           (2,008,881)        683,656

CASH AND CASH EQUIVALENTS, beginning of period                          2,753,152        997,509
                                                                 ----------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $744,271     $1,681,165
                                                                 ================   ============

RECONCILIATION OF NET (LOSS) INCOME TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net (loss) income                                                 ($695,858)       $804,999
     Adjustments to reconcile net (loss)  income to net
       cash (used in) provided by operating activities:
         Depreciation and amortization                                    483,152        401,022
         Provision for bad debts                                           45,434         48,000
         Loss on sale of assets                                             3,663          2,594
         Change in assets and liabilities:
            (Increase) in accounts receivable                           (591,466)      (655,028)
            (Increase) in income tax benefit receivable                 (337,290)             -
            (Increase) decrease in inventories                          (612,245)        136,513
            (Increase) decrease in prepaid expenses                     (121,041)         47,063
            (Increase) in other current assets                          (260,822)      (307,542)
            (Increase) decrease in other assets                         (150,247)          2,281
            Decrease in account payable and accrued expenses            (276,562)      (209,838)
            Increase in customer deposits                                 715,835        906,975
            Increase (decrease) in income taxes payable                 (318,930)        161,734
                                                                 ----------------   ------------

           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       ($2,116,377)     $1,338,773
                                                                 ================   ============


              See notes to condensed consolidated financial statements.

               PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of November 30, 1997 and May 31, 1997 include the accounts of Paul-Son, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies") and Paul-Son Mexicana, S.A. de C. V. ("Mexicana"). The condensed consolidated statements of operations and cash flows of Paul-Son for the three month and six month periods ended November 30, 1997 and 1996 include the accounts of Paul-Son, Paul-Son Supplies and Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the 10-K for the year ended May 31, 1997.

      The condensed consolidated balance sheet as of November 30, 1997 and the statements of operations and cash flows for the three and six month periods ended November 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such period. The results of operations for an interim period are not necessarily indicative of the results for the full year.

A summary of the Company's significant accounting policies are as follows:

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments and repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

               PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

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

               PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


December 15, 1997. FAS No. 130 requires classifying items of other comprehensive income by their nature in a financial statement. FAS No. 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of these statements on its financial statement disclosures.

[CAPTION]

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                       November 30,          May 31,
                                           1997               1997
                                       ------------       -------------
          Raw materials                $  1,869,721       $   1,977,089
          Work in process                   403,820             465,514
          Finished goods                  3,689,150           2,907,843
                                       ------------       -------------
                                       $  5,962,691       $   5,350,446
                                       ============       =============


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

[CAPTION]

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

                                                                                 November 30,           May 31,
                                                                                    1997                 1997
                                                                               ----------------    ---------------
Note payable to a bank, payable in monthly installments of $18,118 including interest of 8.87% through October 2003 with a balloon payment of approximately $1,450,000 due December 2003,
  secured by first deed of trust on the Company's main facility in Las
  Vegas, Nevada and a first security interest covering the Company's assets and the Company has agreed to maintain the same
  financial covenants as provided under the line of credit                     $      1,800,000    $              -

Various notes payable for equipment, interest at 14.5% to 25.5%,
  payable in monthly payments of $6,300 through 1997                                    -                    27,472

Notes payable to mortgage companies, collateralized by real estate,



         PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  interest at 7.5% to 9.5%, principal and interest payments of $898
  are due monthly through 2016                                                           67,490              64,004
                                                                               ----------------    ----------------
                                                                                      1,867,490              91,476
                    Less current portion                                                 65,698              24,052
                                                                               ----------------    ----------------
                                                                               $      1,801,792    $         67,424
                                                                               ================    ================


NOTE 5 - RELATED PARTIES

      The following amounts were paid for legal and consulting fees to an individual who is currently a member of the Company's
Board of Directors:

                                      1997          1996
                                    ---------     ----------

            Laurence Speiser        $  75,544     $   53,042
                                    =========     ==========


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

NOTE 6 - RESTATEMENT

      Subsequent to the issuance of the Company's condensed consolidated financial statements for the three-month and six-month periods ended November 30, 1997, the Company determined that an error had been made in accounting for a sales transaction during the quarter ended November 30, 1997. The accompanying condensed consolidated financial statements for the affected periods have been restated as follows:

[CAPTION]

STATEMENT OF OPERATIONS DATA:

                                                 3 MONTHS ENDED                        6 MONTHS ENDED
                                                NOVEMBER 30, 1997                    NOVEMBER 30, 1997
                                          ----------------------------         ----------------------------
                                              AS                                   AS
                                          PREVIOUSLY           AS              PREVIOUSLY           AS
                                           REPORTED         RESTATED            REPORTED         RESTATED
                                          ------------    -------------        ------------     -----------

Cost of revenues                          $  4,246,388    $   4,784,912        $  8,987,987     $ 9,526,491
Gross profit                                 1,846,833        1,308,309           2,651,837       2,113,313
Operating income (loss)                        126,667        (411,857)           (635,869)      (1,174,393)
Income (loss) before income taxes              152,814        (385,710)           (553,075)      (1,091,599)
Income tax benefit (expense)                  (55,777)          138,092             201,872          395,741
Net income (loss)                               97,087        (247,618)           (351,203)        (695,858)
Net income (loss) per share                       0.03           (0.07)              (0.10)           (0.20)


         PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[CAPTION]

BALANCE SHEET DATA:

                                     AS OF
                               NOVEMBER 30, 1997
                          ----------------------------
                              AS
                          PREVIOUSLY           AS
                           REPORTED         RESTATED
                          ------------      ----------

Trade receivables         $4,753,695        $4,215,171
Income tax receivable        143,421           337,290
Retained earnings          3,590,336         3,245,681


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

       The Company has restated its condensed consolidated financial statements for the three-month and six-month periods ended November 30, 1997 due to an error in accounting for a sales transaction recorded in the quarter ended November 30, 1997. The amounts presented in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations for the three-month and six-month periods ended November 30, 1997 have been restated to reflect correction of the error.

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

      COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 78.5% for the three months ended November 30, 1997, as compared to 65.2% for the three months ended November 30, 1996. This percentage increase was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs). In addition, the product mix sold in the prior year's quarter ended November 30, 1996 was unusually favorable in comparison to the historical results of the Company (i.e. casino chip sales, for which the Company normally generates the highest gross margin, were unusually high for the quarter ended November 30,
1996). The cost of revenues at 78.5% for the quarter ended November 30, 1997 is higher than the Company's historic cost of sales percentages which have ranged from 69.1% to 69.7% during the last three fiscal years. This increase in the cost of revenues as a percentage of sales was caused by stronger than anticipated demand in items not manufactured by the Company versus sales of core products manufactured by the Company.

      During several of the Company's prior reporting quarters, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has stabilized. The Company cannot predict what impact fluctuations in the valuation of the Mexican peso will have on the cost of the Company's products manufactured in Mexico.

      GROSS PROFIT. Gross profit for the three months ended November 30, 1997 decreased in absolute dollars by approximately $898,000 from the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 65.2% to 78.5%, due to the factors discussed above.

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

      NET INCOME. For the three months ended November 30, 1997 the Company's net loss was approximately $248,000, a $731,000 decrease from the approximately $483,000 in net income for the quarter ended November 30, 1996, primarily as a result of decreases in sales and gross profit, and increases in SG&A expenses over the comparable period in the prior year. Net earnings (loss) per share decreased $0.22 to a net loss per share of $0.07 for the three months ended November 30, 1997, as compared to net income per share of $0.15 per share for the three months ended November 30, 1996, based on the weighted average number of shares outstanding.

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

      COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 81.8% for the six months ended November 30, 1997, as compared to 66.6% for the six months ended November 30, 1996. This significantly higher percentage increase in cost of sales was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs), coupled with an unusual product mix in the quarter ended August 31, 1997 in comparison to the Company's historical operations. After the first quarter of the current fiscal year in which the cost of revenues as a percentage of sales was 85.5% primarily due to a lack of casino chip sales, the cost of revenues in the second quarter of the current fiscal year improved slightly to a percentage of 78.5%.

     During several of the Company's prior reporting periods, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last several months the value of the Mexican peso has stabilized. The Company cannot predict what impact fluctuations in the Mexican peso will have on the cost of the Company's products manufactured in Mexico.

      GROSS PROFIT. Gross profit for the six months ended November 30, 1997 decreased in absolute dollars by approximately $2.0 million from the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 66.6% to 81.8%, due to factors discussed above.

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

     NET INCOME. For the six months ended November 30, 1997, the Company sustained a net loss of approximately $696,000, a decrease in net income of approximately $1.5 million, versus the record net income of approximately $805,000 for the six month period ended November 30, 1996. The decrease was primarily a result of decreases in sales and gross profit, and increases in SG&A expenses over the comparable period in the prior year. The net loss per share was $0.20 for the six months ended November
30, 1997, as compared to net income of $0.24 per share for the six months ended November 30, 1996, based on the weighted average number of shares outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $9.2 million at November 30, 1997, virtually unchanged from the approximately $9.3 million in working capital at May 31, 1997.

      CASH FLOW. Operating activities used approximately $2.1 million in cash during the six months ended November 30, 1997, as compared to cash generated of approximately $1.3 million during the same period in the prior year. The major operational uses of cash during the period were caused principally by the Company's net loss before depreciation and income taxes of approximately $600,000, additional inventories ($612,000, due to the operation of and duplication of inventories at playing card factories in both Las Vegas and Mexico and an increase in inventories for large orders expected to be delivered in the next fiscal quarter), and the reduction of accounts payable and accrued expenses of $276,000. Overall the Company experienced a decrease in cash of approximately $2.0 million, with $2.1 million used by operations, $1.8 million used to purchase property and equipment during the period and $1.8 million provided by new bank financing (see the Norwest Bank Note and Deed of Trust below).

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

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            Exhibit
            NUMBER     DESCRIPTION
          ----------   -----------

             27.01     Restated Financial Data Schedule.


     (b)  Reports on Form 8-K

               None.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                PAUL-SON GAMING CORPORATION


Date:  August 27, 1998          By: /s/ Eric P. Endy
                                   ------------------------------
                                    Eric P. Endy, President
                                    (Duly Authorized Officer)


Date:  August 27, 1998          By: /s/ John M. Garner
                                   ------------------------------
                                    John M. Garner, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                          EXHIBIT INDEX

 Exhibit
 NUMBER   DESCRIPTION                                      Page
-------   -----------                                      ----

 27.01    Restated Financial Data Schedule.                 19

                          EXHIBIT 27.01