Form 10-Q/A
period 1998-02-28
PAUL SON GAMING CORP
filed 1998-09-04
CIK 918580

WASHINGTON, D.C.  20549
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                           FORM 10-Q/A

(Mark One)
( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        February 28, 1998
                                    -----------------------------

                               OR

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    --------------  -------------

Commission file number:                  0-23588
                       ------------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             NEVADA                              88-0310433
--------------------------------           ----------------------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada             89102
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

YES   X    NO
   -------   -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,474,850 shares of Common Stock, $0.01 par value as of
                         August 24, 1998

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (AS RESTATED)

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
         FEBRUARY 28, 1998 (UNAUDITED) AND MAY 31, 1997

                                   ASSETS
                                                                                   (as restated -
                                                                                     See Note 7
                                                                                    FEBRUARY 28,              MAY 31,
                                                                                       1998                    1997
                                                                                  ---------------          -------------
CURRENT ASSETS
   Cash and cash equivalents                                                       $    257,192            $  2,753,152
   Trade receivables, less allowance for doubtful accounts
     ($338,211, February 28, 1998; $269,140, May 31, 1997)                            3,928,355               3,669,139
   Inventories (Note 2)                                                               5,884,789               5,350,446
   Prepaid expenses                                                                     232,082                 140,962
   Income tax receivable                                                                576,264                       -
   Other current assets                                                                 896,356                 627,808
                                                                                   -------------           -------------
     Total current assets                                                            11,775,038              12,541,507
                                                                                   -------------           -------------

PROPERTY AND EQUIPMENT, net (Note 4)                                                  8,802,714               7,250,030

OTHER ASSETS
   Note receivable                                                                      150,000                 150,000
   Goodwill and other assets                                                            542,922                 455,205
                                                                                   -------------           -------------
TOTAL ASSETS                                                                       $ 21,270,674            $ 20,396,742
                                                                                   =============           =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short term borrowings (Note 3)                                                  $    875,000            $          -
   Current maturities of long-term debt (Note 4)                                         67,150                  24,052
   Accounts payable                                                                     598,721                 727,196
   Accrued expenses                                                                     458,583                 584,212
   Customer deposits                                                                  1,151,818               1,579,161
   Income tax payable                                                                         -                 318,930
                                                                                   -------------           -------------
     Total current liabilities                                                        3,151,272               3,233,551
                                                                                   -------------           -------------

LONG-TERM DEBT, net of current maturities (Note 4)                                    1,778,673                  67,424

DEFERRED TAX LIABILITY, net                                                              11,060                  11,060

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                                              -                       -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued and outstanding 3,452,000
      and 3,417,000 shares as of February 28, 1998 and
     May 31, 1997                                                                        34,520                  34,170
   Additional paid-in capital                                                        13,391,625              13,108,998
   Retained earnings                                                                  2,903,524               3,941,539
                                                                                   -------------           -------------
                                                                                     16,329,669              17,084,707
                                                                                   -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 21,270,674            $ 20,396,742
                                                                                   =============           =============

  See Notes To The Condensed Consolidated Financial Statements

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                         ---------------------------------         ---------------------------------
                                         (as restated -                            (as restated -
                                           See Note 7)                               See Note 7)
                                          FEBRUARY 28,        FEBRUARY 28,          FEBRUARY 28,        FEBRUARY 28,
                                             1998                1997                  1998                 1997
                                         -------------       -------------         -------------       -------------

Revenues                                 $  6,977,958        $  6,874,845          $ 18,617,762        $ 19,224,621

Cost of revenues                            5,625,917           4,821,270            15,152,408          13,048,489
                                         -------------       -------------         -------------       -------------
                                            5,625,917           4,821,270            15,152,408          13,048,489
                                         -------------       -------------         -------------       -------------

   Gross profit                             1,352,041           2,053,575             3,465,354           6,176,132

Selling, general and
   administrative expenses                  1,864,118           1,539,791             5,151,824           4,417,305
                                         -------------       -------------         -------------       -------------

   Operating income (loss)                   (512,077)            513,784            (1,686,470)          1,758,827

Other income                                   38,096             360,125               128,537             407,209
Interest expense (Note 4)                     (64,849)             (1,247)              (72,496)            (36,659)
                                         -------------       -------------         -------------       -------------

Income (loss) before income taxes            (538,830)            872,662            (1,630,429)          2,129,377

Income tax (expense)/benefit                  196,673            (302,039)              592,414            (764,755)
                                         -------------       -------------         -------------       -------------

Net income (loss)                        $   (342,157)       $    570,623          $ (1,038,015)       $  1,364,622
                                         =============       =============         =============       =============

Basic net income (loss) per share        $      (0.10)       $       0.17          $      (0.30)       $       0.41
                                         =============       =============         =============       =============

Average shares outstanding                  3,439,472           3,324,000             3,428,882           3,324,000
                                         =============       =============         =============       =============

Diluted net income (loss) per share      $      (0.10)       $       0.17          $      (0.30)       $       0.41
                                         =============       =============         =============       =============

Diluted shares                              3,439,472           3,418,240             3,428,882           3,356,477
                                         =============       =============         =============       =============


  See notes to the condensed consolidated financial statements


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                        FEBRUARY 28,
                                                                         -----------------------------------------
                                                                          (as restated -
                                                                            See Note 7
                                                                               1998                       1997
                                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                          $   17,226,904            $   18,041,084
   Cash paid to suppliers and employees                                     (20,137,871)              (16,756,283)
   Interest received                                                             85,207                    57,056
   Interest paid                                                                (72,496)                  (36,659)
   Income tax refund                                                                  -                       842
   Income taxes paid                                                           (299,117)                 (344,700)
                                                                         ---------------           ---------------
     Net cash (used in) provided by operating activities                     (3,197,373)                  961,340

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of equipment                                          7,350                   464,161
  Investment in note receivable (note 6)                                              -                  (150,000)
   Purchase of property and equipment                                        (2,218,261)                 (733,803)
                                                                         ---------------           ---------------
     Net cash (used in) investing activities                                 (2,210,911)                 (419,642)
                                                                         ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on due to related party                                                   -                   (15,000)
   Proceeds from short-term borrowings                                          875,000                   150,000
   Proceeds from long-term borrowings                                         1,800,000                         -
   Proceeds from exercise of options                                            282,977                         -
   Principal payments on long-term borrowings                                   (45,653)                 (444,487)
                                                                         ---------------           ---------------
     Net cash provided by (used in) financing activities                      2,912,324                  (309,487)
                                                                         ---------------           ---------------

       Net (decrease) increase in cash and cash equivalents                  (2,495,960)                  232,211

CASH AND CASH EQUIVALENTS, beginning of period                                2,753,152                   997,509
                                                                         ---------------           ---------------

CASH AND CASH EQUIVALENTS, end of period                                 $      257,192            $    1,229,720
                                                                         ===============           ===============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net income (loss)                                                       (1,038,015)                1,364,622
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                          654,564                   628,273
         Provision for bad debts                                                 69,071                    72,000
         (Gain) loss on sale of assets                                            3,663                  (322,549)
         Change in assets and liabilities:
            (Increase) in accounts receivable                                  (328,287)               (1,615,032)
            (Increase) in income tax benefit receivable                        (382,395)                        -
            Decrease (increase) in inventories                                 (534,343)                    7,253
            Decrease (increase) in prepaid expenses                             (91,120)                   65,796
            (Increase) in other current assets                                 (268,548)                  (37,588)
            Decrease (increase) in other assets                                 (87,717)                    8,584
            (Decrease) in account payable and accrued expenses                 (254,104)                  (45,798)
            (Decrease) increase in customer deposits                           (427,343)                  403,892
            (Decrease) increase in income taxes payable                        (512,799)                  431,887
                                                                         ---------------           ---------------

           Net cash (used in) provided by operating activities           $   (3,197,373)           $      961,340
                                                                         ===============           ===============


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

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                         February 28,       May 31,
                                             1998             1997
                                         ------------     -----------
     Raw materials                        $2,162,306      $1,977,089
     Work in process                         575,446         465,514
     Finished goods                        3,147,037       2,907,843
                                          -----------     -----------
                                          $5,884,789      $5,350,446
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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

                                             February 28,     May 31,
                                                 1998          1997
                                            -------------  -----------

Note payable to bank in monthly
  installments of $18,118 including
  interest of 8.87% through October 2003
  with a balloon payment of approximately
  $1,450,000 due December 2003; secured
  by first deed of trust on the Company's
  main facility in Las Vegas, Nevada and
  a first security interest covering the
  Company's assets                            $1,785,437            -

Various notes payable for equipment,
  interest at 14.5% to 25.5%, payable in
  monthly payments of $6,300 through 1997              -      $27,472

Notes payable to mortgage companies,
  collateralized by real estate,interest
  at 7.5% to 9.5%, principal and interest
  payments of $898 are due monthly
  through 2016                                    60,386       64,004
                                              -----------     --------
                                               1,845,823       91,476
           Less current portion                   67,150       24,052
                                              -----------     --------
                                              $1,778,673      $67,424
                                              ===========     ========

NOTE 5 - EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share as required by SFAS No. 128, "Earning per Share":

                                                                     Dilutive
                                                                       Stock
                                                        Basic         Options         Diluted
-----------------------------------------------      ------------    ---------      -----------
For the 9 month period ending February 28, 1998

Net Income                                           ($1,038,015)           -      ($1,038,015)
Shares                                                 3,428,882                     3,428,882
Per Share Amount                                          ($0.30)                       ($0.30)

For the 9 month period ending February 28, 1997

Net Income                                             1,364,622            -        1,364,622
Shares                                                 3,324,000       32,477        3,356,477
Per Share Amount                                           $0.41                         $0.41


The Company had options to purchase common stock, whose exercise price was greater than the average market price, that have been excluded from the computation of diluted earning per share. The antidilutive options outstanding for the three and nine months ended February 28, 1997 were 130,000 and 414,000 respectively.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 7 - RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the nine-month period ended February 28, 1998, the Company determined that an error had been made in accounting for a sales transaction during the quarter ended November 30, 1997. The accompanying consolidated financial statements for the nine-month period ended February 28, 1998 have been restated as follows:

STATEMENT OF OPERATIONS DATA:

                                            9 MONTHS ENDED
                                          FEBRUARY 28, 1998
                                    ------------------------------
                                          AS
                                      PREVIOUSLY           AS
                                       REPORTED         RESTATED
                                    -------------    -------------
Cost of revenues                     $14,613,884      $15,152,408
Gross profit                           4,003,878        3,465,354
Operating income (loss)               (1,147,946)      (1,686,470)
Income (loss) before income taxes     (1,091,905)      (1,630,429)
Income tax benefit (expense)             395,546          592,414
Net income (loss)                       (693,360)      (1,038,015)
Net income (loss) per share                (0.20)           (0.30)

BALANCE SHEET DATA:

                                         AS OF
                                   FEBRUARY 28, 1998
                             ------------------------------
                                  AS
                              PREVIOUSLY            AS
                               REPORTED          RESTATED
                             ------------      ------------
Trade receivables             $4,466,879        $3,928,355
Income tax receivable            382,395           576,264
Retained earnings              3,248,179         2,903,524

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

     The Company has restated its consolidated financial statements for the nine-month period ended February 28, 1998 due to an error in accounting for a sales transaction recorded in the quarter ended November 30, 1997. The amounts presented in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine-month period ended February 28, 1998 have been restated to reflect correction of the error.

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

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 81.4% for the nine months ended February 28, 1998 period as compared to 67.9% for the nine months ended February 28, 1997. The increase in cost of revenues for the nine months was due principally to two factors; lower sales volume and corresponding lower operating efficiencies (i.e. decreased sales resulting in a lower number of units produced over the same fixed production costs), coupled with an extreme distortion in the product mix sold in the first and third quarters of the fiscal year (quarters ended August 31, 1997 and February 28, 1998) in comparison to the historical results of the Company. Chip sales, for which the Company normally generates the highest gross margin (almost 50%) were only $3.6 million during the nine months versus $7.4 million in the comparable period of the prior year. Because of the extremely low volume in chip production, the higher per unit costs of manufacturing resulted in the Company achieving a less than 30% margin on the chips that were sold during the nine months ended February 28, 1998. Conversely, furniture and seating sales, for which the Company generates its lowest profit margins (normally less than 20%, and as low as 5%) made up more than 36% of the sales for the period, twice the historical ratio. Overall sales of Company manufactured products during the nine months ended February 28, 1998, dropped approximately 24.7% to $9.6 million versus approximately $12.8 in the same period of the prior year. Included in the $9.6 million of Company manufactured products sold during the nine months ended February 28, 1998, were $2.7 million in playing cards, whose per unit costs were negatively impacted by the duplication of overhead costs incurred with the operation of dual playing card facilities in both Las Vegas and San Luis, Mexico during the period. Management anticipates that the transition of all playing card manufacturing operations to San Luis, Mexico will be completed prior to the Company's fiscal year end (May 31, 1998).

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

     GROSS PROFIT. Gross profit for the nine months ended February 28, 1998, decreased in absolute dollars by approximately $2.7 million over the comparable period in the prior year as a result of lower revenues and the higher cost of revenues as a percentage of sales from 67.9% to 81.4% due to the factors discussed above.

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

     NET INCOME. For the nine months ended February 28, 1998, the Company sustained a net loss of approximately $1.0 million, a decrease in earnings of approximately $2.4 million versus the net income of approximately $1.4 million earned during the nine month period ended February 28, 1997. The decrease was primarily as a result of decreases in sales, gross profit and other income (which included a one-time capital gain of $204,000 after taxes last year), and increases in SG&A expenses over the comparable period in the prior year. The net loss per share was $0.30 for the nine months ended February 28, 1998 as compared to net income of $0.41 per share for the nine months ended February 28, 1997, based on the weighted average number of shares outstanding.

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

     CASH FLOW. Operating activities used approximately $3.2 million in cash during the nine months ended February 28, 1998, as compared to cash generated of approximately $1.0 million during the same period in the prior year. The major operational uses of cash during the period were in increased accounts receivable ($.7 million net of customer deposits), additional inventories ($534,000, due to the operation of and duplication of inventories at playing card factories in both Las Vegas and Mexico and an increase in inventories for large orders expected to be delivered in the next fiscal quarter), the Company's net loss before depreciation and income taxes of approximately $1.0 million, and the reduction of accounts payable and accrued expenses of $254,000. Overall the Company experienced a decrease in cash of approximately $2.5 million with $3.2 million used by operations, and $2.2 million used to purchase property and equipment during the period. $1.8 million in cash was provided by new bank financing (see the "Norwest Bank Note and Deed of Trust" below), $875,000 from advances under the Line of Credit, and $283,000 from the issuance of common stock pursuant to the exercise of stock options.

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

     Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain profitability on an annualized basis of at least $250,000, maintain a tangible net worth ( stockholders' equity less intangible assets, and amounts due from and investments in related parties) of at least $14.5 million and a debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 on a quarterly basis.

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

     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           EXHIBIT
            NUMBER    DESCRIPTION
           --------   -----------
            27.01     Restated Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange  Act of 1934, the Registrant has duly caused this amended report to be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              PAUL-SON GAMING CORPORATION


Date:  August 27, 1998        By:  /s/ Eric P. Endy
                                 --------------------------------
                                   Eric P. Endy, President
                                     (Duly Authorized Officer)






Date:  August 27, 1998        By:  /s/ John M. Garner
                                 --------------------------------
                                   John M. Garner, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                          EXHIBIT INDEX



EXHIBIT
NUMBER    DESCRIPTION                                      PAGE
-------   -----------                                      ----

 27.01    Restated Financial Data Schedule.                 19