Form 10-Q
period 1998-08-31
PAUL SON GAMING CORP
filed 1998-10-13
CIK 918580

                     WASHINGTON, D.C.  20549
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                            FORM 10-Q

(Mark One)
( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       August 31, 1998
                                    -----------------------------
                               OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    --------------  -------------

Commission file number:                 0-23588
                       ------------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            NEVADA                              88-0310433
-------------------------------            ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada              89102
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,476,050 shares of Common Stock, $0.01 par value as of
                        October 9, 1998

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
          AUGUST 31, 1998 AND MAY 31, 1998 (UNAUDITED)

                       ASSETS
                                                       AUGUST 31,         MAY 31,
                                                          1998             1998
                                                     -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                           $    126,911     $    347,876
 Trade receivables, net of allowance for doubtful       3,062,824        5,147,819
   accounts of $435,000 and $292,340
 Income taxes receivable                                  955,516          786,463
 Inventories, net                                       4,921,468        5,171,402
 Prepaid expenses                                         306,790          118,693
 Other current assets                                     336,787          405,299
                                                     -------------    -------------
    Total current assets                                9,710,296       11,977,552
                                                     -------------    -------------

PROPERTY AND EQUIPMENT, NET                             9,190,965        9,105,545
                                                     -------------    -------------

DEFERRED TAX ASSET                                        263,000          263,000
                                                     -------------    -------------

OTHER ASSETS
 Note receivable                                          150,000          150,000
 Goodwill and other assets                                454,332          469,229
                                                     -------------    -------------
    Total other assets                                    604,332          619,229
                                                     -------------    -------------
TOTAL ASSETS                                         $ 19,768,593     $ 21,965,326
                                                     =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Short term borrowings                               $    550,000     $    850,000
 Current maturities of long-term debt                      59,451           59,007
 Bank overdraft                                               -            431,380
 Accounts payable                                       1,109,351        1,733,122
 Accrued expenses                                         527,648        1,115,915
 Customer deposits                                        672,227          681,825
                                                     -------------    -------------
   Total current liabilities                            2,918,677        4,871,249
                                                     -------------    -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES               1,753,998        1,769,722
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES                                 -               -

STOCKHOLDERS' EQUITY
 Preferred stock, authorized 10,000,000 shares,
   $.01 par value, none issued and outstanding                -               -
 Common stock, authorized 30,000,000 shares,
   $.01 par value, issued and outstanding 3,475,050
   and 3,465,750 shares as of August 31, 1998 and
   May 31, 1998                                            34,751           34,658
 Additional paid-in capital                            13,636,457       13,566,800
 Retained earnings                                      1,424,710        1,722,897
                                                     -------------    -------------
                                                       15,095,918       15,324,355
                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 19,768,593     $ 21,965,326
                                                     =============    =============

         See notes to the condensed consolidated financial statements



          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     AUGUST 31,
                                           ---------------------------
                                               1998           1997
                                            ------------  ------------

Revenues                                    $ 5,698,409   $ 5,546,583

Cost of revenues                              4,393,359     4,741,579
                                            ------------  ------------

  Gross profit                                1,305,050       805,004

Selling, general and administrative
  expenses                                    1,722,793     1,567,540
                                            ------------  ------------

  Operating loss                               (417,743)     (762,536)

Other income                                      9,593        61,501
Interest expense                                (50,599)       (4,854)
                                            ------------  ------------

Loss before income taxes                       (458,749)     (705,889)

Income tax benefit                              160,562       257,649
                                            ------------  ------------

Net loss                                      ($298,187)    ($448,240)
                                            ============  ============

Loss per share:
  Basic                                          ($0.09)       ($0.13)
  Diluted                                        ($0.09)       ($0.13)

  See notes to the condensed consolidated financial statements



          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      AUGUST  31,
                                                           ------------------------------
                                                                1998             1997
                                                           -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from customers                              $  7,723,399    $  5,749,399
 Cash paid to suppliers and employees                        (7,170,865)     (6,993,149)
 Interest received                                                5,826          23,875
 Interest paid                                                  (50,599)         (4,854)
 Income taxes paid                                             (130,260)       (207,752)
                                                           -------------   -------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           377,501      (1,432,481)
                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                            (352,936)       (256,956)
                                                           -------------   -------------
  NET CASH USED IN INVESTING ACTIVITIES                        (352,936)       (256,956)
                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                         69,750          36,270
 Principal payments on short-term borrowings                   (300,000)              -
 Principal payments on long-term borrowings                     (15,280)         (7,307)
                                                           -------------   -------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (245,530)         28,963
                                                           -------------   -------------

   Net decrease in cash and cash equivalents                   (220,965)     (1,660,474)

CASH AND CASH EQUIVALENTS, beginning of period                  347,876       2,753,152
                                                           -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    126,911    $  1,092,678
                                                           =============   =============

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY (USED IN) OPERATING ACTIVITIES

 Net loss                                                  $   (298,187)   $   (448,240)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                 267,516         242,755
  Provision for bad debts                                        60,000          24,000
  Change in assets and liabilities:
   Decrease in accounts receivable                            2,024,995         458,558
   Increase in income taxes receivable                         (169,053)       (146,471)
   Decrease (increase) in inventories                           249,934        (485,787)
   Increase in prepaid expenses                                (188,097)        (77,398)
   Increase in other current assets                              68,512         137,406
   Decrease (increase) in other assets                           14,897         (12,312)
   Decrease in accounts payable and accrued expenses         (1,212,038)       (488,694)
   Decrease in bank overdraft                                  (431,380)              -
   Decrease in customer deposits                                 (9,598)       (317,368)
   Decrease in income taxes payable                                   -        (318,930)
                                                           -------------   -------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $    377,501    $ (1,432,481)
                                                           =============   =============

              See notes to the condensed consolidated financial statements

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

      Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

BASIS OF CONSOLIDATION AND PRESENTATION

      The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 1998.

      The condensed consolidated balance sheet as of August 31, 1998 and statements of operations and cash flows for the three month periods ended August 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

The Company maintains an allowance for doubtful accounts, and charges against the allowance have been within management's expectations.

INVENTORIES

      Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the first-in, first-out method.

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
        (continued)

ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable life of assets and the allowance for doubtful accounts and slow-moving, excess and obsolete inventories. Actual results could differ from those estimates.

RECENTLY ADOPTED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is effective for fiscal years beginning after December 31, 1997, requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheet. The adoption of SFAS No. 130 did not affect the Company's condensed consolidated financial statements for the periods ended August 31, 1998 and 1997.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                               August 31,      May 31,
                                  1998           1998
                             -------------  -------------
   Raw materials             $  1,632,430   $  1,734,738
   Work in process                247,621        333,182
   Finished goods               3,241,417      3,303,482
                             -------------  -------------
                                5,121,468      5,371,402
   Less inventory reserves        200,000        200,000
                             -------------  -------------
                             $  4,921,468   $  5,171,402
                             =============  =============

NOTE 3 - SHORT-TERM BORROWINGS

     The Company has a $1.0 million line of credit agreement with a bank. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.5% at August 31, 1998). This facility, which is cross collateralized with a $1.8 million note (see Note 4), is secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 3 - SHORT-TERM BORROWINGS (continued)

Supplies. The Company is also the guarantor of this facility and the $1.8 million note. Borrowings under the line of credit at August 31, 1998 and May 31, 1998 were $550,000 and $850,000, respectively. The line of credit agreement and the $1.8 million note contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

                                                 August 31,         May 31,
                                                    1998             1998
                                               -------------    -------------
Note payable to a bank in monthly installments
 of $18,118 including interest of 8.87%
 through October 2003 with a balloon payment
 of approximately $1,450,000 due November
 2003, secured by first a deed of trust on
 the Company's main facility in Las Vegas,
 Nevada and a first security interest on all
 Company assets                                $  1,756,751     $  1,771,076

Notes payable to mortgage companies,
 collateralized by real estate, interest at
 7.5% to 9.5%, with principal and interest
 payments of $898 due monthly through 2016           56,698           57,653
                                               -------------    -------------
                                                  1,813,449        1,828,729
          Less current portion                       59,451           59,007
                                               -------------    -------------
                                               $  1,753,998     $  1,769,722
                                               =============    =============

NOTE 5 - EARNINGS PER SHARE

      The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

                                                                Dilutive
                                                                 Stock
                                                   Basic        Options        Diluted
                                                ------------  -----------   ------------
For the 3 month period ending August 31, 1998
---------------------------------------------
Net loss                                          ($298,187)                  ($298,187)
Weighted Average Shares                           3,472,649          -        3,472,649
Per Share Amount                                     ($0.09)                     ($0.09)


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 5 - EARNINGS PER SHARE (continued)

                                                                Dilutive
                                                                 Stock
                                                    Basic       Options        Diluted
                                                ------------  -------------  -----------

For the 3 month period ending August 31, 1997
---------------------------------------------
Net loss                                          ($448,240)                  ($448,240)
Weighted Average Shares                           3,421,500         -         3,421,500
Per Share Amount                                     ($0.13)                     ($0.13)


     Dilutive stock options for the three months ended August 31, 1998 (400,950) and August 31, 1997 (918,250) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

      The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective 3 month periods. These outstanding antidilutive options for the three months ending August 31, 1998 and 1997 were 453,750 and 0, respectively.

NOTE 6 - RELATED PARTIES

     Included in selling, general and administrative expenses for the three month periods ended August 31, 1998 and 1997 are approximately $0 and $27,000, respectively, for legal services rendered by an individual while a member of the Company's Board of Directors.

      On November 22, 1996 the Company advanced to a director a $150,000 line of credit. The line of credit is to be repaid in full on or before December 1, 1998, with interest only payable quarterly to the Company at an interest rate equal to prime (8.5% at August 31, 1998) plus 2%. The loan is secured by a general pledge agreement covering all of the director's assets, rights to purchase certain shares of the Company's stock, and a pledge of certain shares of the Company's common stock by the Company's principal stockholder.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Paul-Son is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; Fort Lauderdale, Florida; Gulfport, Mississippi; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States.

COMPARISON  OF OPERATIONS FOR THE THREE MONTHS ENDED  AUGUST  31,
1998 AND AUGUST 31, 1997

      REVENUES. For the three months ended August 31, 1998, revenues totaled approximately $5.7 million, an approximate 3% increase from the approximate $5.5 million of revenues in the comparable period of the prior year. The increase in revenues for the 1998 period was due principally to an increase in playing card sales of approximately $874,000 (or approximately 113%) and increases in sales of casino chips, layouts, roulette wheels and dice of approximately $310,000 (approximately 35%) offset, in part, by a decrease in other products distributed (which are not manufactured by the Company) of approximately $1.0 million. Sales of products manufactured by the Company totaled approximately $4.2 million in the 1998 quarter vs. approximately $2.8 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 77.1% for the current period as compared to 85.5% for the three months ended August 31, 1997. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $1.2 million over the prior year quarterly period. Additionally, improvements in the Company's gross margin were attributable to the elimination of dual playing card production facilities. During the three month period ended August 31, 1997, the Company manufactured playing cards in San Luis, Mexico and, to a limited extent, in Las Vegas, Nevada. Certain inefficiencies, which resulted in higher manufacturing costs in the prior year quarter, were eliminated with the transition of the Las Vegas playing card production to San Luis in May 1998.

      During certain previous reporting periods, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. Over the last several reporting periods, the value of the Mexican peso has remained relatively stable. The
Company cannot predict what impact fluctuations between the Mexican peso and the U.S. dollar will have on the future operating results of the Company.

     GROSS PROFIT. Gross profit for the quarter ended August 31, 1998, increased in absolute dollars by approximately $500,000 over the comparable period in the prior year. This improvement was primarily a result of the aforementioned higher revenues and the aforementioned improvement in the cost of revenues as a percentage of sales in the 1998 period versus the 1997 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended August 31, 1998, selling, general and administrative ("SG&A") expenses increased approximately $155,000, or 9.9%, to approximately $1.7 million as compared to approximately $1.6 million in the comparable period of the prior year. This increase was primarily attributable to increased personnel and occupancy costs from the expansion into new and existing gaming markets and increased depreciation expense related to property and equipment purchases during the fiscal year ending May 31, 1998.

      INTEREST EXPENSE. For the three months ended August 31, 1998, interest expense increased to approximately $51,000 from approximately $5,000 in the 1997 period. This increase was due principally to the acquisition of debt (approximately $1.8 million) associated with the purchase of a new manufacturing facility in San Luis and certain manufacturing equipment acquired in November 1997, and average borrowings of approximately $700,000 under the Company's existing line of credit facility during the quarter ended August 31, 1998. Both of these debt instruments were acquired subsequent to August 31, 1997.

      OTHER INCOME. For the three months ended August 31, 1998, other income decreased to approximately $10,000 from approximately $62,000 in the 1997 period. This decrease was caused principally by a reduction in the amount of interest income received during the three months ended August 31, 1998 as compared to the comparable 1997 quarterly period (based on average outstanding cash balances during the quarters).

      NET LOSS. For the three months ended August 31, 1998 the Company sustained a net loss of approximately $298,000 versus a net loss of approximately $448,000 in the comparable prior year period. This improvement in net operating results was primarily due to the aforementioned increase in revenues and gross profit margins offset, in part, by an increase in SG&A expenses. The net loss per diluted share was $.09 for the three months ended August 31, 1998 as compared to a net loss per diluted share of $.13 per share for the three months August 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW.  Management believes that the combination of cash
flows   from   operations,  cash  on  hand  and  bank   financing
alternatives will provide sufficient liquidity both on a short-term and long-term basis.

     WORKING CAPITAL.  Working capital totaled approximately $6.8 million at August 31, 1998, as compared to the approximately $7.1 million at May 31, 1998.

      CASH FLOW. Operating activities provided approximately $378,000 in cash during the three months ended August 31, 1998, as compared to cash used in operating activities of approximately $1.4 million during the same period in the prior year. A significant reduction in the Company's accounts receivable offset, in part, by a decrease in accounts payable and accrued expenses were the primary components of the net cash provided by operations.

     LINE OF CREDIT. The Company has a line of credit (the "Line of Credit") from Norwest Bank of Nevada ("Norwest"), which now allows the Company to borrow up to $1,000,000. The Line of Credit matures on October 31, 1998. As of August 31, 1998, advances of $550,000 were outstanding under the Line of Credit. The Line of Credit is collateralized by a first priority security interest in substantially all of the Company's depository accounts at Norwest, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate equal to Norwest's prime lending rate (8.5% at August 31, 1998).

      Under the Line of Credit, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain profitability on an annualized basis of at least $250,000, maintain a tangible net worth (as defined in the agreement) of at least $14 million and maintain a debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1.

      SEASONALITY. The Company has occasionally experienced some seasonality relative to new casino openings, particularly in Las Vegas, as new openings have tended to occur near the end of a calendar year; however, there does not appear to be any seasonality associated with the Company's core sales to existing customers.

     YEAR 2000 PROJECT. The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of updating many of its existing systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from that anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the conversion project is currently expected to be less than $50,000, a significant portion of which will be in the form of capital expenditures. As of August 31, 1998, the Company has incurred no significant costs which are directly or indirectly related to the "Year 2000" project.

      RECENTLY ISSUED ACCOUNTING STANDARDS.  See Note  1  to  the
Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and their expected impact on the Company's condensed consolidated financial statements.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the
Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, gaming regulation (including action affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

      For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1998, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

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


                              PAUL-SON GAMING CORPORATION


Date:  October 12, 1998       By: /s/ Eric P. Endy
                                  Eric P. Endy, President
                                   (Duly Authorized Officer)


Date:  October 12, 1998       By: /s/ John M. Garner
                                  John M. Garner, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)