Form 10-Q
period 1998-11-30
PAUL SON GAMING CORP
filed 1999-01-14
CIK 918580

                             STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( X )  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15  (d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:      November 30, 1998
                                       --------------------------
                               OR

(   )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:             to
                                      -------------  ------------

Commission file number:     0-23588
                        -----------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               NEVADA                             88-0310433
-------------------------------------     -----------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)            Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada              89102
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

     3,475,050 shares of Common Stock, $0.01 par value as of
                        January 13, 1999

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
          NOVEMBER 30, 1998 and MAY 31, 1998 (unaudited)

                           ASSETS

                                                              NOVEMBER 30,          MAY 31,
                                                                  1998               1998
                                                             -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                      $629,394           $347,876
   Trade receivables, less allowance for doubtful accounts
     of $417,000 and $292,340                                    2,424,956          5,147,819
   Income taxes receivable                                         786,463            786,463
   Inventories                                                   4,818,850          5,171,402
   Prepaid expenses                                                209,360            118,693
   Other current assets                                            175,637            405,299
                                                             -------------      -------------
     Total current assets                                        9,044,660         11,977,552
                                                             -------------      -------------

PROPERTY AND EQUIPMENT, NET                                      9,217,781          9,105,545
                                                             -------------      -------------

DEFERRED TAX ASSET                                                 647,832            263,000
                                                             -------------      -------------

OTHER ASSETS
   Note receivable                                                 150,000            150,000
   Goodwill and other assets                                       452,653            469,229
                                                             -------------      -------------
                                                                   602,653            619,229
                                                             -------------      -------------
                                                               $19,512,926        $21,965,326
                                                             =============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short term borrowings                                          $300,000           $850,000
   Current maturities of long-term debt                            223,714             59,007
   Bank overdraft                                                      -              431,380
   Accounts payable                                              1,186,963          1,733,122
   Accrued expenses                                                464,948          1,115,915
   Customer deposits                                               476,237            681,825
                                                             -------------      -------------
     Total current liabilities                                   2,651,862          4,871,249
                                                             -------------      -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        2,059,734          1,769,722
                                                             -------------      -------------

COMMITMENTS AND CONTINGENCIES                                          -                 -

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                       -                 -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued: 3,476,050 and 3,465,050
     shares as of November 30, 1998 and May 31, 1998                34,761             34,658
   Additional paid-in capital                                   13,643,947         13,566,800
   Retained earnings                                             1,132,137          1,722,897
   Less: Treasury stock, at cost, 2,000  and 0 shares              (9,515)               -
                                                             -------------      -------------
                                                                14,801,330         15,324,355
                                                             -------------      -------------
                                                               $19,512,926        $21,965,326
                                                             =============      =============

    See notes to condensed consolidated financial statements.


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                         NOVEMBER 30,                    NOVEMBER 30,
                               ------------------------------    ----------------------------
                                    1998             1997            1998            1997
                               -------------     ------------    ------------    ------------


Revenues                          $5,466,639       $6,093,221     $11,165,048     $11,639,804

Cost of revenues                   4,203,890        4,784,912       8,597,249       9,526,491
                               -------------     ------------    ------------    ------------

   Gross profit                    1,262,749        1,308,309       2,567,799       2,113,313

Selling, general and
   administrative                  1,660,478        1,720,166       3,383,271       3,287,706
expenses                       -------------     ------------    ------------    ------------


   Operating loss                  (397,729)        (411,857)       (815,472)     (1,174,393)

Other income                           6,635           28,940          16,228          90,441

Interest expense                    (57,917)          (2,793)       (108,516)         (7,647)
                               -------------     ------------    ------------    ------------

Loss before income                 (449,011)        (385,710)       (907,760)     (1,091,599)
taxes

Income tax benefit                   156,438          138,092         317,000         395,741
                               -------------     ------------    ------------    ------------

   Net loss                       ($292,573)       ($247,618)      ($590,760)      ($695,858)
                               =============     ============    ============    ============


Loss per share:
   Basic                             ($0.08)          ($0.07)         ($0.17)         ($0.20)
                               =============     ============    ============    ============
   Diluted                           ($0.08)          ($0.07)         ($0.17)         ($0.20)
                               =============     ============    ============    ============

    See notes to condensed consolidated financial statements.


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                         SIX MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                 -------------------------------
                                                                       1998             1997
                                                                 --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                     $13,578,551      $11,258,448
   Cash paid to suppliers and employees                            (12,373,217)     (13,168,004)
   Interest received                                                      8,186           61,305
   Interest paid                                                      (108,516)          (7,647)
   Income taxes paid, net                                             (145,568)        (260,479)
                                                                 --------------    -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                959,436      (2,116,377)
                                                                 --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on sale of equipment                                 3,000            7,350
   Purchase of property and equipment, net                            (653,372)      (1,811,028)
                                                                 --------------    -------------
     NET CASH USED IN INVESTING ACTIVITIES                            (650,372)      (1,803,678)
                                                                 --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                   500,000        1,800,000
   Proceeds from exercise of options                                     77,250          135,160
   Purchases of treasury stock                                          (9,515)             -
   Principal payments on short-term borrowings                        (550,000)             -
   Principal payments on long-term borrowings                          (45,281)         (23,986)
                                                                 --------------    -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (27,546)        1,911,174
                                                                 --------------    -------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             281,518      (2,008,881)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          347,876        2,753,152
                                                                 --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $629,394         $744,271
                                                                 ==============    =============

RECONCILIATION OF NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net loss                                                        ($590,760)       ($695,858)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                  533,338          483,152
         Provision for bad debts                                        120,000           45,434
         Loss on sale of assets                                           4,798            3,663
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                2,602,863        (591,466)
            Increase in income tax benefit receivable                      -           (337,290)
            (Increase) decrease in inventories                          352,552        (612,245)
            Increase in prepaid expenses                               (90,667)        (121,041)
            Increase in deferred tax asset                            (384,832)             -
            (Increase) decrease in other current assets                 229,662        (260,822)
            (Increase) decrease in other assets                          16,576        (150,247)
            Decrease in accounts payable and accrued expenses       (1,197,126)        (276,562)
            Decrease in bank overdraft                                (431,380)             -
            Increase (decrease) in customer deposits                  (205,588)          715,835
            Decrease in income taxes payable                               -           (318,930)
                                                                 --------------    -------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $959,436     ($2,116,377)
                                                                 ==============    =============

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

      The  condensed  consolidated  balance sheet as of  November
30, 1998 and statements of operations and cash flows for the three and six month periods ended November 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

       A   summary   of   the  Company's  significant  accounting
policies follows:

  CASH AND CASH EQUIVALENTS

      The   Company  considers all highly liquid investments  and
repurchase agreements with maturities of three months or less to be cash and cash equivalents.

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

  RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is effective for fiscal years beginning after December 31, 1997, requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheet. The adoption of SFAS No. 130 did not affect the Company's condensed consolidated financial statements for the three and six-month periods ended November 30, 1998 and 1997.

      The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for segment reporting in the financial statements. This is a disclosure item only and will have no impact on reported earnings per share.

      The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities "("SOP 98-5"). This standard provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred.
This standard is effective for fiscal years beginning after December 15, 1998 though earlier adoption is
encouraged.      Management      has      not       yet   adopted

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

this  standard  but  does not believe the adoption  thereof  will
have   a   significant   impact  on  its  consolidated  financial
statements.

      The FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106" in February 1998. This statement, which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans. The Company believes the adoption of this standard will not have a significant impact on its consolidated financial statements.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                             November 30,              May 31,
                                 1998                    1998
                            ----------------         -------------
Raw materials                     $1,812,362            $1,734,738
Work in process                      358,745               333,182
Finished goods                     2,920,743             3,303,482
                            ----------------         -------------
                                   5,091,850             5,371,402
Less inventory reserves              273,000               200,000
                            ----------------         -------------
                                  $4,818,850            $5,171,402
                            ================         =============


NOTE 3 - SHORT-TERM BORROWINGS

     The Company has a $1.0 million line of credit agreement with a bank. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.0% at November 30, 1998) plus one per cent. This facility, which is cross collateralized with a $1.8 million and a $500,000 note (collectively "the Facilities"), is secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies (see Note 4). The Company is also the guarantor of these facilities. Borrowings under the line of credit at November 30, 1998 and May 31, 1998 were $300,000 and $850,000, respectively. The line of credit agreement contains restrictive covenants, generally requiring the Company to maintain certain quarterly and annual financial ratios, as defined in the agreement. As of November 30, 1998, the Company was in compliance with the quarterly ratios.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


                                                       November 30,           May 31,
                                                           1998                1998
                                                      --------------      ------------

Note payable to a bank in monthly installments of
 $18,118 including interest of 8.87% through
 October 2003 with a balloon payment of
 approximately $1,450,000 due November 2003,
 secured by a first deed of trust on the Company's
 main facility in Las Vegas, Nevada and a first
 security interest on all Company assets                  $1,741,926        $1,771,076

Note payable to a bank in monthly principal
 installments of $13,889 plus interest at 9.75% due
 August 2001, secured by a first deed of trust on
 the Company's main facility in Las Vegas, Nevada
 and a first security interest on all Company               $486,111                 -
 assets

Notes payable to mortgage companies, collateralized
 by real estate, interest at 7.5% to 9.5%, with
 principal and interest payments of $898 due
 monthly through 2016                                         55,411            57,653
                                                      --------------      ------------
                                                           2,283,448         1,828,729
       Less current portion                                  223,714            59,007
                                                      --------------      ------------
                                                          $2,059,734        $1,769,722
                                                      ==============      ============



NOTE 5 - EARNINGS PER SHARE

      The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":


                                                                      Dilutive
                                                                        Stock
                                                          Basic        Options       Diluted
                                                      ------------   -----------  -------------
For the 6 month period ending November 30, 1998
-----------------------------------------------

Net loss                                                ($590,760)                   ($590,760)
Weighted Average Shares                                  3,473,732         -          3,473,732
Per Share Amount                                           ($0.17)                      ($0.17)

For the 6 month period ending November 30, 1997
-----------------------------------------------

Net loss                                                ($695,858)                   ($695,858)
Weighted Average Shares                                  3,422,102         -          3,422,102
Per Share Amount                                           ($0.20)                      ($0.20)


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     Dilutive stock options for the six months ended November 30, 1998 (111,000) and November 30, 1997 (918,250) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

      The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective six-month periods. These outstanding antidilutive options for the six months ended November 30, 1998 and 1997 were 623,250 and 0, respectively.

NOTE 6 - RELATED PARTIES

     Included in selling, general and administrative expenses for the six month periods ended November 30, 1998 and 1997 are approximately $0 and $54,000, respectively, for legal services of the Company's Board of Directors.

      On November 22, 1996 the Company advanced to a director a $150,000 line of credit. The line of credit was due in full on December 1, 1998. As a result of nonpayment of the loan, the Company is proceeding to enforce its rights under certain agreements, including foreclosure on shares of the Company's common stock pledged on behalf of the director by the Company's principal stockholder and cancellation of certain stock options granted by the Company to the director.

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30,
1998 AND NOVEMBER 30, 1997

      REVENUES.   For the three months ended November  30,  1998,
revenues   were  approximately  $5.5  million,  a   decrease   of
approximately $627,000, or 10%, versus revenues of approximately $6.1 million for the three months ended November 30, 1997. The decrease in revenues for the 1998 period was caused principally by a decrease in sales of distributed products not manufactured by the Company, such as furniture and seating accessories, of approximately $1.3 million offset, in part, by an increase in sales of Company manufactured products of approximately $700,000. The decline in sales of products not manufactured by the Company sold was attributable to fewer new openings and expansions of
casinos  in  the 1998 period versus the prior year  period.   The
increase  in  the  sale  of  manufactured  products  was   caused
principally by increases in playing card sales versus  the  prior
period.   Sales  of products manufactured by the Company  totaled
approximately $4.0 million in the 1998 period versus approximately $3.3 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 76.9% for the three months ended November 30, 1998, as compared to 78.5% for the three months ended November 30, 1997. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $600,000 over the prior year three-month period. Increases in playing card sales accounted for the majority of the increase. Additionally, improvements in the Company's gross margin in the 1998 quarter were attributable to the elimination of dual playing card production facilities. The Company previously manufactured playing cards in San Luis, Mexico and, to a limited extent, in Las Vegas, Nevada. Certain inefficiencies, which resulted in higher manufacturing costs in the prior year quarter, were eliminated with the transition of the Las Vegas playing card production to San Luis in May 1998.

      GROSS PROFIT. Gross profit for the three months ended November 30, 1998 decreased in absolute dollars by approximately $45,000 from the comparable period in the prior year as a result of the aforementioned lower revenues offset, in part, by the aforementioned lower cost of revenues as a percentage of sales from 78.5% to 76.9%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended November 30, 1998, selling, general and administrative ("SG&A") expenses decreased approximately $59,000 or 3.4%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs offset, in part, by increases in depreciation expense related to property and equipment purchases during the fiscal year ended May 31, 1998 and an increased standard monthly provision for doubtful accounts.

      INTEREST EXPENSE. For the three months ended November 30, 1998, interest expense increased to approximately $58,000 from approximately $3,000 in the 1997 period. This increase was due principally to the acquisition of debt (approximately $1.8 million) associated with the purchase of a new manufacturing facility in San Luis and certain manufacturing equipment acquired in November 1997, the acquisition of an additional $500,000 of debt in October 1998 and average outstanding borrowings of approximately $500,000 under the Company's existing line of credit facility.

     OTHER INCOME. For the three months ended November 30, 1998, other income decreased to approximately $7,000 from approximately $29,000 in the 1997 period. This decrease was caused principally by a reduction in the amount of interest income received during the three months ended November 30, 1998 as compared to the comparable 1997 quarterly period (based on average outstanding cash balances during the quarters).

      NET LOSS. For the three months ended November 30, 1998 the Company's net loss was approximately $293,000, a decline in net operating results of approximately $45,000 from the net loss of approximately $248,000 for the quarter ended November 30, 1997. This decline in net operating results was primarily due to the aforementioned decrease in revenues offset, in part, by the aforementioned improvement in gross profit margin percentages and decrease in SG&A expenses. Net loss per diluted share was $.08 for the three months ended November 30, 1998 as compared to a net loss per diluted share of $.07 per share for the three months ended November 30, 1997.

      During several of the Company's prior reporting quarters, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has remained relatively stable. The Company cannot predict what impact fluctuations in the valuation of the Mexican peso will have on the cost of the Company's products manufactured in Mexico.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30,
1998 AND NOVEMBER 30, 1997

      REVENUES. For the six months ended November 30, 1998, revenues totaled approximately $11.2 million, an approximately 4% decrease from the approximately $11.6 million of revenues in the comparable period of the prior year. The decrease in revenues for the 1998 period was due principally to a decrease in sales of non-manufactured, distributed products, such as furniture and seating accessories, of approximately $2.3 million offset, in part, by an increase in sales of manufactured products of approximately $1.9 million. The decline in non-manufactured products sold was attributable to fewer new openings or expansions of casinos in the 1998 period versus the prior year period. The significant increase in manufactured products sold occurred principally from an increase in playing card sales of approximately $1.6 million (or approximately 102%). Sales of products manufactured by the Company totaled approximately $8.2 million in the 1998 period vs. approximately $6.4 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 77.0% for the current period as compared to 81.8% for the six months ended November 30, 1997. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $1.8 million over the prior year six-month period. Additionally, improvements in the Company's gross margin were attributable to the elimination of dual playing card production facilities. During the six-month period ended November 30, 1997, the Company manufactured playing cards in San Luis, Mexico and, to a limited extent, in Las Vegas, Nevada. Certain inefficiencies, which resulted in higher manufacturing costs in the prior year six-month period, were eliminated with the transition of the Las Vegas playing card production to San Luis in May 1998.

      GROSS PROFIT. Gross profit for the six months ended November 30, 1998, increased in absolute dollars by approximately $450,000 over the comparable period in the prior year. This improvement was primarily a result of the aforementioned improvement in the cost of revenues as a percentage of sales in the 1998 period versus the 1997 period offset, in part, by the aforementioned lower revenue levels for the six months ended November 30, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended November 30, 1998, SG&A expenses increased approximately $95,000, or 2.9%, to approximately $3.4 million as compared to approximately $3.3 million in the comparable period of the prior year. This increase was primarily attributable to increased depreciation expenses related to property and equipment purchases during the fiscal year ended May 31, 1998 and increased standard monthly provisions for doubtful accounts offset, in part, by a decrease in certain personnel costs.

      INTEREST EXPENSE. For the six months ended November 30, 1998, interest expense increased to approximately $109,000, from approximately $8,000 in the 1997 period. This increase was due principally to the acquisition of debt (approximately $1.8 million) associated with the purchase of a new manufacturing facility in San Luis and certain manufacturing equipment acquired in November 1997, the acquisition of an additional $500,000 of debt in October 1998, and average outstanding borrowings of approximately $600,000 under the Company's existing line of credit facility.

      OTHER INCOME. For the six months ended November 30, 1998, other income decreased to approximately $16,000 from approximately $90,000 in the 1997 period. This decrease was caused principally by a reduction in the amount of interest income received during the six months ended November 30, 1998, as compared to the comparable 1997 period (based on average outstanding cash balances during the periods).

      NET LOSS. For the six months ended November 30, 1998 the Company sustained a net loss of approximately $591,000, versus a net loss of approximately $696,000 in the comparable prior year period. This improvement in net operating results was primarily due to the aforementioned increase in gross profit margins offset, in part, by the aforementioned decrease in revenues and increase in SG&A expenses. The net loss per diluted share was $.17 for the six months ended November 30, 1998, as compared to a net loss per diluted share of $.20 per share for the six months ended November 30, 1997.

      During certain previous reporting periods, the Company has generally had a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has remained relatively stable. The Company cannot predict what impact fluctuations between the Mexican peso and the U.S. dollar will have on the cost of the Company's products manufactured in Mexico.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW.  Management believes that the combination of cash
flow   from   operations,  cash  on  hand  and   bank   financing
alternatives will provide sufficient liquidity both on a short term and long term basis.

     WORKING CAPITAL. Working capital totaled approximately $6.4 million at November 30, 1998, a decrease of approximately
$714,000 in working capital from approximately $7.1 million in working capital at May 31, 1998.

     CASH FLOW. Operating activities provided approximately $1.1 million in cash during the six months ended November 30, 1998, as compared to cash used of approximately $2.1 million during the same period in the prior year. The primary operational sources of cash during the period were related to collections on accounts receivable balances of approximately $2.6 million and reductions of inventories of approximately $353,000. These sources of cash were offset, in part, by cash used to reduce balances in accounts payable, accrued expenses and a bank overdraft of approximately $1.6 million and to finance the Company's net loss before depreciation and income taxes of approximately $300,000. Overall the Company experienced an increase in cash of approximately $282,000.

      LINE OF CREDIT. In October 1998, the Company renewed its existing line of credit with Norwest Bank of Nevada ("Norwest"), which allows the Company to borrow up to $1.0 million. The renewed line of credit (the "Line of Credit") matures on October 31, 1999. As of November 30, 1998, advances of $300,000 were outstanding under the Line of Credit. The Line of Credit is
collateralized   by  a  first  priority  security   interest   in
substantially all of the Company's depository accounts at Norwest, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate equal to Norwest's prime lending rate (8% at November 30, 1998) plus 1%.

       Under the Line of Credit and other Norwest credit facilities, the Company has agreed to comply with certain financial covenants and ratios which are primarily calculated on an annual basis. Specifically, the Company has agreed to have annual profitability of at least $250,000, have an annual tangible net worth (stockholders' equity less intangible assets and amounts due from, and investments in, related parties) of at least $14 million and maintain a quarterly debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1. As of November 30, 1998, the Company was in compliance with the quarterly ratios.

      NORWEST BANK NOTE. In October 1998, the Company borrowed $500,000 (the "1998 Norwest Note") from Norwest. The proceeds from the 1998 Norwest Note were used to purchase certain additional playing card equipment. The 1998 Norwest Note bears interest at 9.75%, payable in monthly principal installments of $13,889 through August 2001. The 1998 Norwest Bank Note is secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The 1998 Norwest Note contains similar financial covenants to the Line of Credit.

      SEASONALITY. The Company has occasionally experienced some seasonality relative to new casino openings, particularly in Las Vegas, as new openings have tended to occur near the end of a calendar year; however, there does not appear to be any seasonality associated with the Company's core sales to existing customers.

      SALE OF REAL ESTATE. On January 5, 1999 the Company completed the sale to Gary Fox, an individual, of certain real estate previously utilized as the Company's business headquarters in Las Vegas, Nevada. The real estate, which carried a book value of approximately $351,000, was sold for approximately $685,000 and, after the payment of certain closing costs and improvements, generated approximately $610,000 in net cash proceeds.

      STOCK REPURCHASE PROGRAM. The Company announced that its Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of January 12, 1998, the Company had repurchased 2,000 shares on the open market at a total cost of approximately $9,515 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

      RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued or adopted accounting standards and their expected impact on the Company's condensed consolidated financial statements.

      YEAR 2000 PROJECT. The Company has conducted a review of its computer systems to identify those areas that could be affected by year 2000 issues and is in the process of updating its existing critical systems to improve overall business performance and to accommodate business for the year 2000. However, given the inherent risks for this project and the resources required, the timing and costs involved could differ materially from that anticipated by the Company. The Company is confident that its critical systems will be remediated by year-end 1999. The Company plans to test problems related to year 2000 issues and also plans to solicit and evaluate responses from its primary suppliers and business partners. The Company plans to test year 2000 corrections in sufficient time to allow for an alternative contingency plan if the planned corrections are not completely successful. The Company's contingency plan is expected to be developed by the end of its fiscal quarter ending August 31, 1999. Due to the speculative nature of contingency planning, it is uncertain whether future contingency plans will be sufficient to reduce the risk of material impacts on our operations for year 2000 issues. Although no material difficulties are anticipated at this time, there can be no assurance that the conversion project will be completed on schedule, that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems.

      Overall estimated status for the Company as of November 30, 1998 shows identification of potential problems at 80% complete, assessment at 50% complete and testing at 10% complete.

      The estimated cumulative costs directly or indirectly associated with the conversion project is currently expected to be less than $50,000, a significant portion of which will be in the form of capital expenditures. As of November 30, 1998, the Company has incurred approximately $10,000 of costs which are directly or indirectly related to the Year 2000 project.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders on October 13, 1998, to elect the following directors:


     Name of Director          For        Against        Abstain
     ------------------    -----------   ---------     ----------

     Jerry G. West          3,288,613      90,157           0
     Martin S. Winick       3,288,613      90,157           0


ITEM 5    OTHER EVENTS

     On November 25, 1998, the Board of Directors appointed Eric Endy Chairman of the Board, President and Chief Executive Officer, a position Eric Endy had held in an interim capacity since October 30, 1998. See "Item 6 Exhibit and Reports on Form 8-K, (b) Reports on Form 8-K."

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          EXHIBIT NO.     DESCRIPTION
          -----------     -----------

           10.01          Modification/Change  in  Terms   Agreement
                          dated  October  23, 1998 between  Paul-Son
                          Gaming  Supplies,  Inc. and  Norwest  Bank
                          Nevada,  N.A.;  Promissory  Note  made  by
                          Paul-Son  Gaming Supplies, Inc., in  favor
                          of   Norwest  Bank  Nevada,  N.A.,   dated
                          October   23,   1998;  Change   in   Terms
                          Agreement dated October 23, 1998,  between
                          Paul-Son Gaming Supplies, Inc. and Norwest
                          Bank Nevada, N.A.

          27.01           Financial Data Schedule



     (b)  Reports on Form 8-K

           The Company filed a Form 8-K dated October 30, 1998, under Item 5, "Other Events," reporting that Paul S. Endy, Jr. had suffered a stroke and that Eric P. Endy had been appointed interim chief executive officer of the Company.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                PAUL-SON GAMING CORPORATION


Date:  January 12, 1999         By: /s/ Eric P. Endy
                                   ------------------------------
                                    Eric P. Endy, Chief Executive
                                    Officer (Duly Authorized
                                    Officer)


Date:  January 12, 1999         By: /s/ John M. Garner
                                   ------------------------------
                                    John M. Garner, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                          EXHIBIT INDEX

 EXHIBIT
 NUMBER    DESCRIPTION                                              PAGE
 -------   -----------                                              ----

  10.01    Modification/Change   in   Terms   Agreement    dated    20
           October  23,  1998 between Paul-Son Gaming  Supplies,
           Inc.  and Norwest Bank Nevada, N.A.; Promissory  Note
           made  by Paul-Son Gaming Supplies, Inc., in favor  of
           Norwest  Bank Nevada, N.A., dated October  23,  1998;
           Change  in  Terms Agreement dated October  23,  1998,
           between  Paul-Son Gaming Supplies, Inc.  and  Norwest
           Bank Nevada, N.A.

  27.01    Financial Data Schedule                                  34
