Form 10-Q
period 1999-02-28
PAUL SON GAMING CORP
filed 1999-04-14
CIK 918580

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       February 28, 1999
                                       --------------------------
                               OR

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:               to
                                      ---------        ----------

Commission file number:   0-23588
                          ---------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          NEVADA                                88-0310433
---------------------------               -----------------------
      (State or other                        (I.R.S. Employer
      jurisdiction of                      Identification No.)
     incorporation or
       organization)

1700 S. Industrial Road, Las Vegas, Nevada             89102
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

YES   X  NO
     ---     ---
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    3,455,757 shares of Common Stock, $0.01 par value, as of
                          April 7, 1999

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               FEBRUARY 28, 1999 AND MAY 31, 1998
                            ASSETS

                                                                FEBRUARY 28,          MAY 31,
                                                                    1999               1998
                                                               --------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                         $762,085           $347,876
   Trade receivables, less allowance for doubtful accounts
     of $301,000 and $292,340                                       3,057,197          5,147,819
   Income taxes receivable                                               -               786,463
   Inventories                                                      4,918,396          5,171,402
   Prepaid expenses                                                   161,682            118,693
   Other current assets                                               396,224            405,299
                                                               --------------     --------------
     Total current assets                                           9,295,584         11,977,552
                                                               --------------     --------------

PROPERTY AND EQUIPMENT, NET                                         8,819,970          9,105,545
                                                               --------------     --------------

DEFERRED TAX ASSET                                                    580,000            263,000
                                                               --------------     --------------

OTHER ASSETS
   Note receivable                                                       -               150,000
   Goodwill and other assets                                          459,725            469,229
                                                               --------------     --------------
  Total other assets                                                  459,725            619,229
                                                               --------------     --------------
                                                                  $19,155,279        $21,965,326
                                                               ==============     ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                        $        -              $850,000
   Current maturities of long-term debt                               228,900             59,007
   Bank overdraft                                                        -               431,380
   Accounts payable                                                 1,354,651          1,733,122
   Accrued expenses                                                   509,255          1,115,915
   Customer deposits                                                  546,440            681,825
                                                               --------------     --------------
     Total current liabilities                                      2,639,246          4,871,249
                                                               --------------     --------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                           1,996,409          1,769,722
                                                               --------------     --------------

COMMITMENTS AND CONTINGENCIES                                            -                  -

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                         -                  -
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued: 3,477,050 and 3,465,750
     shares as of February 28, 1999 and May 31, 1998                   34,770             34,658
   Additional paid-in capital                                      13,652,937         13,566,800
   Retained earnings                                                1,015,069          1,722,897
   Less: Treasury stock, at cost, 21,293  and 0 shares              (183,152)               -
                                                               --------------     --------------
  Total stockholders' equity                                       14,519,624         15,324,355
                                                               --------------     --------------
                                                                  $19,155,279        $21,965,326
                                                               ==============     ==============


    See notes to condensed consolidated financial statements.


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                        FEBRUARY 28,                    FEBRUARY 28,
                             ------------------------------    -------------------------------
                                  1999             1998            1999             1998
                             -------------    -------------    -------------    --------------
Revenues                      $6,023,069       $6,977,958      $17,188,117       $18,617,762

Cost of revenues               4,694,177        5,625,917       13,291,426        15,152,408
                             -------------    -------------    -------------    --------------

   Gross profit                1,328,892        1,352,041        3,896,691         3,465,354

Selling, general and
   administrative expenses     1,759,428        1,864,118        5,142,699         5,151,824
                             -------------    -------------    -------------    --------------


   Operating loss               (430,536)        (512,077)      (1,246,008)       (1,686,470)

Other income                     367,299           38,096          383,527           128,537

Interest expense                 (53,831)         (64,849)        (162,347)          (72,496)
                             -------------    -------------    -------------    --------------

Loss before income taxes        (117,068)        (538,830)      (1,024,828)       (1,630,429)


Income tax benefit                  -             196,673          317,000           592,414
                             -------------    -------------    -------------    --------------

   Net loss                    ($117,068)       ($342,157)       ($707,828)      ($1,038,015)
                             =============    =============    =============    ==============


Loss per share:
   Basic                          ($0.03)          ($0.10)          ($0.20)           ($0.30)
   Diluted                        ($0.03)          ($0.10)          ($0.20)           ($0.30)


    See notes to condensed consolidated financial statements.


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                FEBRUARY 28,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                         $19,177,290      $17,226,904
   Cash paid to suppliers and employees                                 (18,658,310)     (20,137,871)
   Interest received                                                         14,612           85,207
   Interest paid                                                           (162,347)         (72,496)
   Income tax refund                                                        786,463            -
   Income taxes paid, net                                                  (184,213)        (299,117)
                                                                       -------------    -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    973,495       (3,197,373)
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on sale of property and equipment                      632,165            7,350
   Purchase of property and equipment                                      (814,765)      (2,218,261)
                                                                       -------------    -------------
     NET CASH USED IN INVESTING ACTIVITIES                                 (182,600)      (2,210,911)
                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                       500,000        1,800,000
   Proceeds from short-term borrowings                                        -              875,000
   Proceeds from exercise of options                                         86,249          282,977
   Purchases of treasury stock                                               (9,515)           -
   Principal payments on short-term borrowings                             (850,000)           -
   Principal payments on long-term borrowings                              (103,420)         (45,653)
                                                                       -------------    -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (376,686)       2,912,324
                                                                       -------------    -------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 414,209       (2,495,960)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              347,876        2,753,152
                                                                       -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $762,085         $257,192
                                                                       =============    =============

RECONCILIATION OF NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net loss                                                             ($707,828)     ($1,038,015)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                      810,396          654,564
         Provision for bad debts                                            120,000           69,071
         (Gain) loss on sale of assets                                     (337,307)           3,663
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                    1,960,975         (328,287)
            (Increase) decrease in income tax benefit receivable            786,463         (382,395)
            (Increase) decrease in inventories                              253,006         (534,343)
            Increase in prepaid expenses                                    (42,989)         (91,120)
            Increase in deferred tax asset                                 (317,000)           -
            (Increase) decrease in other current assets                       9,075         (268,548)
            Increase in other assets                                         (9,400)         (87,717)
            Decrease in accounts payable and accrued expenses              (985,131)        (254,104)
            Decrease in bank overdraft                                     (431,380)           -
            Decrease in customer deposits                                  (135,385)        (427,343)
            Decrease in income taxes payable                                  -             (512,799)
                                                                       -------------    -------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $973,495      ($3,197,373)
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

        The condensed consolidated balance sheet as of February 28, 1999 and statements of operations for the three and nine month periods ended February 28, 1999 and 1998 and the statements of cash flows for the nine month periods ended February 28, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

  RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is effective for fiscal years beginning after December 31, 1997, requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheet. The adoption of SFAS No. 130 did not affect the Company's condensed consolidated financial statements for the three and nine-month periods ended February 28, 1999 and 1998.

        The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for segment reporting in the financial statements. This is a disclosure item only and will have no impact on reported earnings per share.

        The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This statement provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998 though earlier adoption is encouraged. Management has not yet adopted this statement but does not believe the adoption thereof will have a significant impact on its consolidated financial statements.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

        The FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106" in February 1998. This statement, which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans. The Company believes the adoption of this statement will not have a significant impact on its consolidated financial statements.

        The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company believes that adoption of this statement will not have a material effect on its consolidated financial statements.

[CAPTION]

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                       February 28,          May 31,
                                           1999               1998
                                     ---------------     ------------
          Raw materials                   $1,782,287       $1,734,738
          Work in process                    304,581          333,182
          Finished goods                   3,093,528        3,303,482
                                     ---------------     ------------
                                           5,180,396        5,371,402
          Less inventory reserves            262,000          200,000
                                     ---------------     ------------
                                          $4,918,396       $5,171,402
                                     ===============     ============


NOTE 3 - SHORT-TERM BORROWINGS

     The Company has a $1.0 million line of credit agreement with a bank. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (7.75% at February 28, 1999) plus one per cent. This facility, which is cross collateralized with a $1.8 million and a $500,000 note (collectively, the "Facilities"), is secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies (see Note 4). The Company is also the guarantor of the Facilities. Borrowings under the line of credit at February 28, 1999 and May 31, 1998 were $0 and $850,000, respectively. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain quarterly and annual financial ratios, as defined in the agreement. The bank has informed the Company that the bank believes the Company is not in compliance with the quarterly ratios; and while the bank has agreed to issue the Company a formal waiver of default with respect to the outstanding notes payable (see Note 4), the bank has expressed its intent to withdraw the revolving line of credit facility.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[CAPTION]

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:

                                                                      February 28,          May 31,
                                                                         1999                1998
                                                                    ---------------    ---------------
Note payable to a bank in monthly installments of $18,118
 including interest of 8.87% through October 2003 with a
 balloon payment of approximately  $1,450,000 due November
 2003, secured by a first deed of trust on the Company's
 headquarters in Las Vegas, Nevada and a first security interest       $1,730,984          $1,771,076
 on all Company assets (see Note 3)

Note payable to a bank in monthly principal installments of
 $13,889 plus interest at 9.75% due  August 2001, secured by a first deed of trust on the  Company's headquarters in Las Vegas,
 Nevada and a first security interest on all Company assets
 (see Note 3)                                                             444,444                   -

Notes payable to mortgage companies, collateralized by real
  estate, interest at 7.5% to 9.5%, with principal and interest
  payments of $898 due monthly through 2016                                49,881              57,653
                                                                     --------------    ---------------
                                                                        2,225,309           1,828,729
          Less current portion                                            228,900              59,007
                                                                     --------------    ---------------
                                                                       $1,996,409          $1,769,722
                                                                     ==============    ===============


NOTE 5 - EARNINGS PER SHARE

     The weighted average shares outstanding for the three months ended February 28, 1999 and 1998 were 3,474,830 and 3,439,472, respectively. The weighted average shares outstanding for the nine months ended February 28, 1999 and 1998 were 3,472,697 and 3,439,472, respectively.

      Dilutive  stock options for the nine months ended  February
28,  1999 (106,000) and February 28, 1998 (857,500) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

      The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the respective three and nine-month periods. These outstanding antidilutive options for the nine months ended February 28, 1999 and 1998 were 556,750 and 0, respectively.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RELATED PARTIES

     Included in selling, general and administrative expenses for the nine month periods ended February 28, 1999 and 1998 are approximately $0 and $81,000, respectively, for legal services rendered by an individual while a member of the Company's Board of Directors.

      Included in accounts receivable are amounts owed to the Company from the Company's former Chairman and Chief Executive
Officer of approximately $53,000.

      On November 22, 1996 the Company advanced to a director a $150,000 line of credit. The line of credit was due in full on December 1, 1998. As a result of nonpayment of the loan, the Company enforced its rights under certain agreements, including foreclosure on shares of the Company's common stock, pledged on behalf of the director by the Company's principal stockholder, and cancellation of certain stock options granted by the Company to the director. As a result of the enforcement, the Company received 19,293 shares of common stock from the Paul S. Endy, Jr. trust to satisfy the unpaid obligation of the director. The value of the shares on the date of default was used in recording the shares which were put into treasury by the Company.

NOTE 7 - CASH FLOW INFORMATION

      During the quarter ended February 28, 1999, a significant noncash investing activity occurred in which the Company received treasury stock with a value of approximately $174,000 in exchange for certain notes and accounts receivable of the same value.

NOTE 8 - SUBSEQUENT EVENT

      In March 1999, the Company leased certain equipment for its manufacturing facility. The lease terms require total monthly payments of approximately $12,300 for a non-cancelable period of 84 months.

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

COMPARISON  OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28,
1999 AND FEBRUARY 28, 1998

      REVENUES. For the three months ended February 28, 1999, revenues were approximately $6.0 million, a decrease of approximately $1.0 million or 14%, versus revenues of approximately $7.0 million for the three months ended February 28, 1998. The decrease in revenues for the 1999 period was caused principally by a decrease in sales of distributed products not manufactured by the Company, such as furniture and seating accessories, of approximately $1.8 million offset, in part, by an increase in sales of Company manufactured products of approximately $800,000. The decline in sales of products not manufactured by the Company sold was attributable to fewer sales of seats, chairs and tables distributed by the Company in connection with fewer new casino openings or expansions of existing casinos as compared to the previous period. The increase in the sale of manufactured products was caused principally by increases in playing card sales of approximately $500,000 over the prior period. Sales of products manufactured by the Company totaled approximately $4.6 million in the 1999 period versus approximately $3.7 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, improved to 77.9% for the three months ended February 28, 1999, as compared to 80.6% for the three months ended February 28, 1998. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $800,000 over the prior year three-month period. Additionally, improvements in the Company's gross margin in the 1999 quarter were attributable to the consolidation of playing card production facilities into a single facility. The Company previously manufactured playing cards in both San Luis, Mexico and, to a limited extent, in Las Vegas, Nevada. Certain inefficiencies, which resulted in higher manufacturing costs in the prior year quarter, were eliminated with the consolidation of all playing card production to San Luis in May 1998.

      GROSS PROFIT. Gross profit for the three months ended February 28, 1999 decreased in absolute dollars by approximately $23,000 from the comparable period in the prior year as a result of the aforementioned decrease in revenues offset, in part, by the aforementioned improvement in the gross margin percentage from 19.4% in the 1998 period to 22.1% in the 1999 quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended February 28, 1999, selling, general and administrative ("SG&A") expenses decreased approximately $105,000 or 6%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs offset, in part, by increases in depreciation expense related to property and equipment purchases during the fiscal year ended May 31, 1998.

      INTEREST EXPENSE. For the three months ended February 28, 1999, interest expense decreased to approximately $54,000 from approximately $65,000 in the 1998 period. This decrease was due to a decrease in the average outstanding debt during the 1999 period.

     OTHER INCOME. For the three months ended February 28, 1999, other income increased to approximately $367,000 from approximately $38,000 in the 1998 period. This increase was caused principally from the sale of certain Company-owned real estate in the 1999 period. The Company's former headquarters in Las Vegas were sold at a pre-tax gain from the sale of approximately $340,000.

      NET LOSS. For the three months ended February 28, 1999 the Company incurred a net loss of approximately $117,000, an improvement of approximately $225,000 from the net loss of approximately $342,000 for the quarter ended February 28, 1998. This improvement was primarily due to the aforementioned increase in other income caused by the sale of certain real estate, the aforementioned improvement in gross profit margin percentages and the decrease in SG&A expenses offset, in part, by the aforementioned decline in revenues from the 1998 period. Net loss per diluted share was $.03 for the three months ended February 28, 1999 as compared to a net loss per diluted share of $.10 per share for the three months ended February 28, 1998.

      During several of the Company's prior reporting quarters, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has remained relatively stable. The Company cannot predict what impact future fluctuations between the Mexican peso and the U.S. dollar, if any, may have on the cost of the Company's products manufactured in Mexico.

COMPARISON  OF  OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28,
1999 AND FEBRUARY 28, 1998

      REVENUES. For the nine months ended February 28, 1999, revenues totaled approximately $17.2 million, an approximate 8% decrease from the approximate $18.6 million of revenues in the comparable period of the prior year. The decrease in revenues for the 1999 period was due principally to a decrease in sales of non-manufactured, distributed products, such as furniture and seating accessories, of approximately $4.1 million offset, in part, by an increase in sales of the Company's manufactured products of approximately $2.7 million. The decline in non-manufactured products sold was attributable to fewer new openings or expansions of casinos in the 1999 period versus the prior year period. The significant increase in Company manufactured products sold occurred principally from an increase in playing card sales of approximately $2.1 million (or approximately 77%). Sales of products manufactured by the Company totaled approximately $12.7 million in the 1998 period as compared to approximately $10.0 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 77.3% for the nine months ended February 28, 1999 as compared to 81.4% for the nine months ended February 28, 1998. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $2.7 million over the prior year nine-month period. Additionally, improvements in the Company's gross margin were attributable to the consolidation of all of playing card production facilities into a single facility. During the nine-month period ended February 28, 1998, the Company manufactured playing cards in San Luis, Mexico and, to a limited extent, in Las Vegas, Nevada. Certain inefficiencies, which resulted in higher manufacturing costs in the prior year nine-month period, were eliminated with the consolidation of all playing card production to San Luis in May 1998.

      GROSS PROFIT. Gross profit for the nine months ended February 28, 1999, increased in absolute dollars by approximately $431,000 over the comparable period in the prior year. This improvement was primarily a result of the aforementioned improvement in the cost of revenues as a percentage of sales in the 1999 period versus the 1998 period offset, in part, by the aforementioned lower revenue levels for the nine months ended February 28, 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended February 28, 1999, SG&A expenses decreased approximately $9,000 as compared to the prior year nine month period. This slight decrease was primarily attributable to a decrease in certain personnel costs offset, in part, by increased depreciation expenses related to property and equipment purchases during the fiscal year ended May 31, 1998 and increased standard provisions for doubtful accounts.

      INTEREST EXPENSE. For the nine months ended February 28, 1999, interest expense increased to approximately $162,000, from approximately $72,000 in the 1998 period. This increase was due principally to the acquisition of debt (approximately $1.8 million) associated with the purchase of a new manufacturing facility in San Luis and certain manufacturing equipment acquired in November 1997, the acquisition of an additional $500,000 of debt in November 1998, and average outstanding borrowings, which were outstanding for the entire nine month period in the 1999 period, of approximately $500,000 under the Company's existing line of credit facility. The line of credit facility was acquired in November 1997.

      OTHER INCOME. For the nine months ended February 28, 1999, other income increased to approximately $384,000, from approximately $129,000 in the 1998 period. This increase was due primarily to the sale of certain real estate owned by the Company in the 1999 period which created a pre-tax gain of approximately $340,000.

      NET LOSS. For the nine months ended February 28, 1999 the Company sustained a net loss of approximately $708,000, versus a net loss of approximately $1,038,000 in the comparable prior year period. This improvement was primarily due to the aforementioned increase in gross profit margins, as well as the increase in other income due to the aforementioned sale of certain real estate and a slight decrease in SG&A expenses offset, in part, by the aforementioned decrease in revenues from the 1998 period. The net loss per diluted share was $.20 for the nine months ended February 28, 1999, as compared to a net loss per diluted share of $.30 per share for the nine months ended February 28, 1998.

      During several of the Company's prior reporting quarters, the Company has experienced a positive impact from the decrease in the value of the Mexican peso. Over the last year, the value of the Mexican peso has remained relatively stable. The Company cannot predict what impact future fluctuations between the Mexican peso and the U.S. dollar, if any, may have on the cost of the Company's products manufactured in Mexico.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short term basis. On a long term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing.

     WORKING CAPITAL. Working capital totaled approximately $6.7 million at February 28, 1999, a decrease of approximately
$400,000 in working capital from approximately $7.1 million in working capital at May 31, 1998.

     CASH FLOW. Operating activities provided approximately $1.1 million in cash during the nine months ended February 28, 1999, as compared to cash used of approximately $2.1 million during the same period in the prior year. The primary operational sources of cash during the period were related to collections on accounts receivable balances of approximately $3.2 million, collection of the Company's income tax receivable of nearly $800,000 and reductions of inventories of approximately $250,000. Additionally, these sources of cash were supplemented by the sale of certain Company-owned real estate for approximately $612,000. These sources of cash were offset, in part, by cash used to reduce balances in accounts payable, accrued expenses and a bank overdraft of approximately $1.4 million as well as the payment of the Company's outstanding advances under its line of credit of $850,000. Overall the Company experienced an increase in cash of approximately $414,000.

      LINE OF CREDIT. In October 1998, the Company renewed its existing line of credit with Norwest Bank of Nevada ("Norwest"), which allows the Company to borrow up to $1.0 million. The renewed line of credit (the "Line of Credit") matures on October 31, 1999. As of February 28, 1999 there were no advances outstanding under the Line of Credit. The Line of Credit is
collateralized   by  a  first  priority  security   interest   in
substantially all of the Company's depository accounts at Norwest, accounts receivable, inventory, furniture, fixtures and equipment, and bears interest at a variable rate equal to Norwest's prime lending rate (7.75% at February 28, 1999) plus 1%.

       Under the Line of Credit and other Norwest credit facilities, the Company has agreed to comply with certain financial covenants and ratios which are primarily calculated on an annual basis. Specifically, the Company has agreed to have annual profitability of at least $250,000, have an annual tangible net worth (stockholders' equity less intangible assets and amounts due from, and investments in, related parties) of at least $14 million and maintain a quarterly debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 and a minimum quarterly cash flow ratio, as defined in the agreement. Norwest has informed the Company that Norwest believes the Company is not in compliance with the quarterly ratios; and while Norwest has agreed to issue the Company a formal waiver of default with respect to the outstanding notes, Norwest has expressed its intent to withdraw the revolving line of credit facility. If the line of credit is withdrawn, the Company will seek a line of credit with another financial institution; however, no assurance can be given that the Company will be able to secure another line of credit on terms acceptable to the Company.

      EQUIPMENT  PURCHASES.  In March 1999,  the  Company  leased
certain  equipment  for its manufacturing  facility.   The  lease
terms require total monthly payments of approximately $12,300 for a non-cancelable period of 84 months.

      STOCK REPURCHASE PROGRAM. The Company's Board of Directors authorized the open market repurchase of up to approximately
170,000 shares of the Company's common stock. As of April 8, 1999, the Company had repurchased 2,000 shares on the open market at a total cost of approximately $9,515 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

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

      Overall estimated status for the Company as of February 28, 1999 shows identification of potential problems at 90% complete, assessment at 70% complete and testing at 50% complete.

      The estimated cumulative costs directly or indirectly associated with the conversion project is currently expected to be less than $125,000, a significant portion of which will be in the form of capital expenditures. As of February 28, 1999, the Company has incurred approximately $30,000 of costs which are directly or indirectly related to the Year 2000 project.

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

                     PART II.  OTHER INFORMATION

 ITEM 5    OTHER EVENTS

        On February 10, 1999, Martin S. Winick resigned as a Director and became President of Authentic Products, Inc. On April 1, 1999, Michael Detommaso was appointed Senior Vice-
   President of Sales of Paul-Son Supplies. On April 10, 1999, the Company's founder and former Chairman of the Board and Chief Executive Officer, Paul S. Endy, Jr., died.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NO.         DESCRIPTION
          -----------         -----------
             27.01            Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PAUL-SON GAMING CORPORATION


Date:  April 9, 1999           By:  /s/ Eric P. Endy
                                    -------------------------------------
                                    Eric P. Endy, Chief Executive Officer
                                     (Duly Authorized Officer)




Date:  April 9, 1999           By:    /s/ John M. Garner
                                      -----------------------------------
                                      John M. Garner, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                          EXHIBIT INDEX

  Exhibit
  NUMBER    DESCRIPTION                                      PAGE
  -------   -----------                                      ----

   27.01    Financial Data Schedule                           20

                          EXHIBIT 27.01