Form 10-K
period 1999-05-31
PAUL SON GAMING CORP
filed 1999-08-26
CIK 918580

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K


(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended            May 31, 1999
                                ---------------------------------

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                     -----------     ------------

     Commission file number          0-23588
                              ---------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            NEVADA                             88-0310433
-------------------------------         -------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

 1700 South Industrial Road, Las Vegas, Nevada        89102
-----------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

                         (702)  384-2425
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

     The  aggregate  market value of voting stock  held  by  non-
affiliates of the registrant as of August 23, 1999, based on  the closing price as reported on the Nasdaq National Market of  $9.00 per share, was approximately $15,194,610.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 23, 1999.

     Common Stock, $.01 par value, 3,455,757 shares.


               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     The information required by Part III of this Report is incorporated by reference from the Paul-Son Gaming Corporation Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.   BUSINESS
          --------

     Paul-Son Gaming Corporation, a Nevada Corporation (the "Company" or "Paul-Son"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table game layouts, playing cards, dice, gaming furniture and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas; Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; Ft. Lauderdale, Florida; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States.

     The Company also has retail sales outlets mostly within many of its branch sales offices which provide casino-quality products for personal use, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components. Further, scaled-down gaming furniture and accessories are also offered for personal use. The Company opened a retail sales outlet on the Las Vegas Strip during fiscal 1998 through which sales are made to the general public of its table game products, some of which are factory overruns, returns or excess items. In fiscal 1998, the Company announced that it intends to offer many of its products to the non-gaming and specialty markets, although this has not yet become a significant business for the Company.

     The Company was founded in 1963 by its former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. In the more than 35 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

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

BUSINESS STRATEGY

     During its more than 35 years of operations, management believes the Company has established an excellent reputation for product quality, reliability, customer service and value. In addition, the Company has developed an extensive distribution network and is licensed or authorized to supply gaming equipment in every state in the United States in which such licenses are required. The Company is also licensed or authorized to supply gaming equipment on a number of Native American lands; in Victoria, Australia; in Ontario, Quebec and British Columbia, Canada; and in Mpumalanga and Gauteng, South Africa. The Company's current strategy for growth is to: (i) capitalize upon its competitive advantages to maintain its market position for those products in which it has a dominant share and thereby benefit from the expected continued growth in the United States casino market; (ii) improve its manufacturing processes and aggressively pursue market share for products, such as playing cards, in which the Company does not have a leading market share; (iii) expand internationally into growing casino markets, including those in Canada, Australia, Europe, South America, Central America, Asia, Africa and the Caribbean; (iv) develop or acquire new products which the Company can sell through its existing distribution network; and (v) market and sell variations of its gaming products to non-gaming markets.

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

     A casino will generally order all of its chips, including replacement chips after wear and usage, from a single supplier. Accordingly, Paul-Son strives to become the original chip supplier to a casino upon its opening. A new casino order will typically include approximately five distinct chip colors and styles, ranging in denominations from $1 to $1,000. The Company's selling price is generally between $.60 and $.80 per chip, depending upon the specification, quantities, design and security features. Given this relatively low cost and a chip's expected lifespan of five or more years, management believes that competition is generally based upon factors other than price.

     To protect its market position and satisfy the demands of its customers, the Company continuously seeks to improve the quality and features of its chips. During the past several years, the Company has introduced improved formulations and additional security features which are incorporated in the manufacture of its casino chips.

     The Company manufactures all of its chips at its facilities in San Luis, Mexico. The Company's production capacity at its Mexico facilities is approximately 50 million chips (based on two production shifts and increased labor availability). Management believes that given its current production level of approximately 11 million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

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

  TABLE LAYOUTS

     Every gaming table is covered with a layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Paul-Son is a leading manufacturer of felt layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. The Company has introduced its own line of synthetic layouts which management believes are more durable than felt layouts.

     Layouts are typically installed by Paul-Son on new gaming tables prior to delivery to a casino. The layouts are then regularly replaced by the casinos to maintain their appearance, generally within 60 to 150 days. Layouts typically sell in a range of approximately $65 to $325, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

     The   Company  manufactures  its  layouts  in   its   Mexico
facilities. The Company's layout production capacity is approximately 50,000 "steam" layouts and approximately 25,000 "hand-painted" layouts per year. In fiscal 1999, the Company produced approximately 37,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

  PLAYING CARDS

     The Company manufactures and sells its own line of paper casino playing cards. A deck of cards typically sells to casinos for between approximately $.75 and $1.50 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

     The Company believes that it is the third largest casino card manufacturer in the United States. Given the Company's relatively low market share, its established distribution system for table game supplies and its low cost manufacturing facilities, management believes that playing cards represent a significant growth opportunity for the Company.

     The Company produces all of its playing cards in its Mexico facilities. The Company purchased and leased additional equipment in fiscal 1999 to increase its production capacity to approximately 25 million decks per year (based on two production shifts), up from the Company's previous annual production capacity of approximately 13 million decks. Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry. In fiscal 1999, the Company produced approximately 7.5 million decks of playing cards.

     The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

  GAMING FURNITURE

     The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from approximately $1,000 for a blackjack table to approximately $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line which was developed in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. The Company buys its tables in unassembled form from quality wood shops. Tables are then assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. In January 1996, the Company commenced manufacturing its own roulette and Big Six wheels. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

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

     Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10,000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.50 and $3.00 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 800,000 pairs of dice per year (based upon one production shift). In fiscal 1999, the Company produced approximately 600,000 pairs of dice.

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

     In order to compete with the increasing competition from manufacturers of these products who sell direct to the Company's casino customers, the Company began manufacturing, in May 1997, certain of its own plastic products in limited quantities.

SALES, ADVERTISING AND PROMOTION

     The Company generally distributes its products through its approximately 17 person sales force, which operates out of regional offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; Ft. Lauderdale, Florida; Ontario, Canada; and Portland, Oregon. Additionally, the Company has a sales representative in Lima, Peru. Management believes that the long-standing customer relationships which have been developed over the years by its individual sales representatives, as well as the Company's reputation for quality and reliability, are key factors upon which the Company successfully competes in the market place. From time to time the Company enters into agreements for the distribution of its products on an exclusive and non-exclusive basis.

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

     The Company advertises in trade publications, produces a complete sales catalogue for the retail market, and participates in major casino industry trade shows. The Company keeps abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casinos are identified, Company representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of the Company's products to such potential new customers.

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

     TABLE LAYOUTS. The Company's two primary competitors for casino table layouts are Bud Jones and Midwest Game Supply Co. ("Midwest"). Management believes the key competitive factors for felt table layout sales are cloth quality, enhanced graphics, designs, clarity and range of colors.

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

EMPLOYEES

     At August 20, 1999, the Company employed approximately 525 persons. Approximately 450 of the employees are located at the Company's Mexico facilities and the remainder are located in Las Vegas and in other regional, domestic sales offices. None of the Company's employees is covered by collective bargaining agreements.

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

     NEW JERSEY. The Company, its officers and directors, certain of its employees and stockholders, Paul-Son Supplies, and Mexicana, S.A. de C.V. (99% owned by Paul-Son Supplies and 1% by the Company) ("Paul-Son Mexicana") are currently required to be licensed under the New Jersey Casino Control Act (the "New Jersey Act") as a casino service industry qualified to sell it products to casinos in New Jersey. The terms of agreements which the Company enters into with Atlantic City casinos may require the prior approval of the New Jersey Casino Control Commission (the "New Jersey Commission").

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

ITEM 2.   PROPERTIES
          ----------

     The  Company  is  based  and operates  domestically  from  a
Company-owned  facility  in  Las  Vegas,  Nevada  and   currently
assembles and manufactures its primary products at facilities in San Luis, Mexico.

     LAS VEGAS. The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 62,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 and houses the Las Vegas sales office and corporate offices, a centralized warehouse for certain of its finished goods inventory, roulette and "Big Six" wheel manufacturing and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. The Las Vegas Headquarters secures a deed of trust issued under the Company's bank line of credit and outstanding term loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     SAN LUIS. The Company manufactures casino chips, playing cards, dice, plastic products and layouts at three facilities in San Luis, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured (the "Main Facility"), an adjacent 45,000 square foot facility purchased by the Company in December 1994, in which the layout, machine shop and plastic departments are currently located, and an approximately 66,000 square foot facility purchased in November 1997 (the "New San Luis Facility") (located approximately 400 yards from the Company's other San Luis facilities) used for playing card production. The Company leases the Main Facility pursuant to an eight year lease which expires in April 2001, with an option to extend the term an additional 12 years.

     FACILITY  CAPACITY.  With its current approximately  145,000 square feet of manufacturing facilities, management believes that
the   Company   has  sufficient  production  capacity   to   meet
anticipated future demand for all of its products.

     RETAIL FACILITY. The Company is leasing an approximately 2,000 square foot retail store in a retail shopping center on the Las Vegas Strip. The lease term expires in December 1999, and the Company believes that the retail facility is adequate for its current retail needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        -------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

     (a)  Price Range of Common Stock

     The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "PSON." The following table sets forth the high and low closing prices of the Common Stock, as reported by the Nasdaq National Market, during the periods indicated.


 Fiscal                                                 High         Low
  Year
--------                                              --------     --------
  1998    First Quarter                                14 7/8       13
  1998    Second Quarter                               23 1/2       13 5/8
  1998    Third Quarter                                16 3/4       11 5/8
  1998    Fourth Quarter                               12 3/8        8
  1999    First Quarter                                 9 7/8        6 3/4
  1999    Second Quarter                                8 3/8        4
  1999    Third Quarter                                 9            5 5/8
  1999    Fourth Quarter                                9            5 1/2
  2000    First Quarter (through August 23, 1999)       9 1/2        5 3/4


     The last reported closing price of the Common Stock on the Nasdaq National Market on August 23, 1999 was $9.00 per share.
There  were  approximately 135 holders of record  of  the  Common
Stock as of August 23, 1999.

     (b)  Dividend Policy

     The Company has never paid cash dividends. Payments of dividends are within the discretion of the CompanyRs Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

     The selected consolidated financial data included in the following tables should be read in conjunction with the CompanyRs Consolidated Financial Statements and related notes, and "ManagementRs Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended May 31, 1999, 1998 and 1997 and as of May 31, 1999 and 1998 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein. The selected consolidated financial data for the years ended May 31, 1996 and 1995 and as of May 31, 1997, 1996 and 1995 have been derived from the CompanyRs audited financial statements not included herein.

                                                   YEARS ENDED MAY 31,
                                   ---------------------------------------------------------------
                                      1999         1998          1997         1996         1995
                                   -----------  -----------   -----------  -----------  ----------
OPERATIONS STATEMENT DATA:                       (in thousands, except per share data)
Revenues                             $23,914       $25,886       $24,914      $23,379     $24,595
Cost of revenues                      18,169        21,944        17,224       16,323      17,137
                                   ----------   -----------   -----------  -----------  ----------
Gross profit                           5,745         3,942         7,690        7,056       7,458
Selling, general and adminis-
  trative expenses                     6,904         7,146         5,968        6,577       7,739
                                   ----------   -----------   -----------  -----------  ----------
Operating income (loss)               (1,159)       (3,204)        1,722          479        (281)
Other income                             173            19           412           52         140
                                   ----------   -----------   -----------  -----------  ----------
Income (loss) before income tax
  (expense) benefit                     (986)       (3,185)        2,134          531        (141)
Income tax (expense) benefit             305           966         (762)         (194)          -
                                   ----------   -----------   -----------  -----------  ----------
Net income (loss)                      $(681)      $(2,219)       $1,372         $337       $(141)
                                   ==========   ===========   ===========  ===========  ==========

Earnings (loss) per share:
 Basic                                $(0.20)      $(0.65)        $0.41         $0.10       $(.04)
 Average shares outstanding        3,468,427    3,437,894     3,330,764     3,324,000   3,324,000
 Diluted                              $(0.20)      $(0.65)        $0.40         $0.10       $(.04)
 Diluted shares                    3,468,427    3,437,894     3,443,376     3,325,125   3,324,000


                                                          MAY 31,
                                 -----------------------------------------------------
                                   1999        1998       1997       1996       1995
                                 --------    --------   --------   --------   --------
BALANCE SHEET DATA:                                   (in thousands)
Cash and cash equivalents           $656        $348      $2,753       $998    $1,254
Working capital                    6,753       7,106       9,308      7,601     9,832
Property and equipment, net        9,417       9,106       7,250      7,259     4,990
Total assets                      20,128      21,965      20,397     17,401    19,040
Current liabilities                3,008       4,871       3,234      2,071     3,729
Long-term debt, less current
  maturities                       2,564       1,770          67        471       788
Stockholders' equity              14,556      15,324      17,085     14,859    14,522



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Paul-Son provides gaming equipment and supplies to new casinos and consumable products to its existing customer base. The principal consumable products have limited useful lives, ranging from several hours in the case of playing cards and dice to several months in the case of table game layouts and several years in the case of casino chips and gaming furniture. The majority of the Company's revenues are generated by sales to customers with which the

Company has an established relationship. Complementing these revenues is the significant additional revenue the Company realizes when providing a full range of products to new casino openings. The Company strives to become the casino's sole supplier of table game equipment and supplies.

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

RESULTS OF OPERATIONS

     The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

                                                                YEARS ENDED MAY 31,
                                                     ---------------------------------------
                                                        1999           1998          1997
                                                     ----------     ----------    ----------
Revenues                                               100.0%         100.0%        100.0%
Cost of revenues                                        76.0%          84.8%         69.1%
Gross profit                                            24.0%          15.2%         30.9%
Selling, general and administrative expenses            28.9%          27.6%         24.0%
Operating income (loss)                                 (4.8)%        (12.4)%         6.9%
Interest expense                                         0.9%           0.5%          0.2%
Net income (loss)                                        (2.8)%        (8.6)%         5.5%


     The   following  table  details  the  Company's   historical
revenues by product line:

                                                               YEARS ENDED MAY 31,
                                                     ----------------------------------------
                                                        1999           1998           1997
                                                     ----------     ----------     ----------
REVENUES:                                                         (IN THOUSANDS)
  Casino chips                                         $5,709         $5,174         $9,516
  Table layouts                                         3,518          3,202          3,205
  Playing cards                                         6,330          4,714          3,265
  Gaming furniture                                      4,427          9,085          4,970
  Dice                                                  1,698          1,395          1,576
  Table accessories and other products                  2,232          2,316          2,382
                                                     ----------     ----------     ----------
    Total                                             $23,914        $25,886        $24,914
                                                     ==========     ==========     ==========


COMPARISON  OF OPERATIONS FOR THE YEARS ENDED MAY  31,  1999  AND
MAY 31, 1998

       REVENUES. For the fiscal year ended May 31, 1999, Paul-Son's revenues totaled approximately $23.9 million. The fiscal 1999 revenue figure represents a $2.0 million, or 8%, decrease from the $25.9 million in revenues which the Company generated during the previous fiscal year. The decrease in revenues for the 1999 period resulted principally from a decrease in gaming furniture and accessory sales (products not manufactured by the Company) of approximately $4.7 million offset, in part, by an increase in playing card sales of approximately $1.6 million, an increase in casino chip sales of approximately $535,000, an increase in layout sales of approximately $316,000, and an increase in dice sales of approximately $303,000. Gaming furniture and accessory sales, which are products purchased from third party suppliers and then sold to the customer, decreased principally due to the absence of significant orders from certain customers associated with new openings and casino expansions which occurred in the previous fiscal year. Partially offsetting the decrease in gaming furniture and accessory sales was an increase in playing card sales in fiscal 1999 of approximately 34% from fiscal 1998. Management believes its ability to meet customers' quality expectations, competitive pricing, and its aggressive pursuit of new card contracts have contributed to this growth. Sales of Company manufactured products were approximately 73% of total revenues in fiscal 1999 compared to approximately 53% in fiscal 1998.

      In fiscal 1999, sales of products to the Company's existing customer base, excluding sales to newly opened casinos, decreased to $21.6 million from $22.7 million in fiscal 1998. This decrease was caused by a significant decline in furniture and seating sales offset, in part, by increases in playing card, chip, dice and layout sales.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, decreased to 76.0% for the fiscal year ended May 31, 1999, as compared to 84.8% in the prior fiscal year. This improvement in gross margins was principally caused by two significant factors: (i) the aforementioned change in the mix of products sold from marginally profitable distributed items in fiscal 1998, such as gaming tables and seating furniture, to higher-margin, Company-manufactured products (casino chips, cards, dice and layouts) in fiscal 1999 and (ii) the absence of certain cost inefficiencies in fiscal 1999 resulting from the final transition of certain manufacturing processes (i.e. playing cards, layouts, and certain plastic goods) from the Company's Las Vegas facility to its Mexico facilities which occurred in late fiscal 1998.

      During certain previous reporting periods, the Company had experienced a positive impact from the decrease in the value of the Mexican peso. During the fiscal year ended May 31, 1999, the value of the Mexican peso versus the U.S dollar again declined; however, the decline was not significant and thus did not significantly impact the overall gross margins of the Company. The Company cannot predict what impact fluctuations between the Mexican peso and the U.S. dollar will have on the future operating results of the Company.

     GROSS PROFIT. Gross profit increased in absolute dollars by approximately $1.8 million to approximately $5.7 million as compared to approximately $3.9 million in the prior fiscal year. This improvement in gross profit was a result of the decrease in cost of revenues as a percentage of sales from 84.8% to 76.0% due to the cost of revenue factors discussed above offset, in part, by decreased revenues in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 1999 decreased approximately $242,000, or 3%, to approximately $6.9 million, or 28.9% of revenues, compared to approximately $7.1 million, or 27.6% of revenues, in the previous fiscal year. This decrease was primarily attributable to a reduction in payroll related expenses, and a decrease in provisions for bad debts caused by lower sales volume in the current year and certain recoveries of previously written off bad debts. These decreases were partially offset by increases in depreciation expense, costs associated with the continued development and formation of the Company's non-gaming business operations and increased licensing and regulatory investigative costs related to the continued worldwide proliferation of gaming.

     INTEREST EXPENSE. For the year ended May 31, 1999, interest expense increased approximately 73% to $222,000 as compared to $128,000 in the prior fiscal year. This increase was caused by
(i) increased average outstanding borrowings under the Company's line of credit during fiscal 1999, (ii) the acquisition of a $500,000 note in October 1998 to finance additional playing card equipment, and (iii) the full year impact, in fiscal 1999, of $1.8 million of certain debt acquired to finance a new building and certain equipment in San Luis, Mexico in November 1997.

      OTHER INCOME. In fiscal 1999, other income, including interest income, increased to approximately $395,000, or 170%, over the previous fiscal year. This increase was attributable principally to a gain before income taxes of approximately $340,000 which resulted from the sale of certain real estate in fiscal 1999.

      NET INCOME (LOSS). For the year ended May 31, 1999, the Company incurred a net loss of approximately $681,000, an improvement of approximately $1.5 million from the net loss of approximately $2.2 million in the prior fiscal year. This improvement was primarily due to the aforementioned increases in gross profit, other income, and decreases to SG&A expenses from the 1998 period, offset, in part, by the decrease in revenues from the prior fiscal year. Basic net loss per share was $.20 for the year ended May 31, 1999 as compared with basic net loss of $.65 for the year ended May 31, 1998.

COMPARISON  OF OPERATIONS FOR THE YEARS ENDED MAY  31,  1998  AND
MAY 31, 1997

       REVENUES. For the fiscal year ended May 31, 1998, Paul-Son's revenues reached a total of approximately $25.9 million. The fiscal 1998 revenue figure represents a $1.0 million, or 4%, increase from the $24.9 million in revenues which the Company generated the previous fiscal year. The increase in revenues for the 1998 period resulted principally from an increase in gaming furniture and accessory sales (products not manufactured by the Company) of approximately $4.0 million and an increase in playing card sales of approximately $1.4 million offset, in part, by a decrease in casino chip sales of approximately $4.3 million. Gaming furniture and accessory sales, which are products purchased from third party suppliers and then sold to the customer, increased principally due to significant orders from certain customers associated with new openings and expansions and increased demand for these products. Playing card sales in fiscal 1998 increased nearly 45% from fiscal 1997. Management believes its ability to meet customers' quality expectations, competitive pricing, and its aggressive pursuit of this business segment have contributed to this growth. Offsetting the increase in gaming furniture and playing card sales was a decrease in casino chip sales of approximately 45%, or approximately $4.3 million. Management believes this decrease was caused by a decline in new casino openings and expansions in fiscal 1998 as compared to fiscal 1997 and a low demand for casino chips during fiscal 1998. Since casino chips may be used by casinos for several years, related sales are subject to varying replacement cycles. Sales of other Company manufactured products (dice and table layouts) did not fluctuate significantly between the two fiscal periods. Sales of Company manufactured products were 53.2% of total revenues in fiscal 1998 compared to 68.1% in fiscal 1997.

     Sales of products to the Company's existing customer base in fiscal 1998 were approximately $22.7 million compared to approximately $18.9 million in fiscal 1997, an increase of approximately $3.8 million. Such sales increased during the year primarily due to an increase in gaming furniture, including seating equipment, and playing card sales offset by a decline in casino chip and dice sales.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the fiscal year ended May 31, 1998 increased approximately $1.2 million, or 19.7%, to $7.1 million or 27.6% of revenues compared to $6.0 million, or 24.0% of revenues, in the previous fiscal year. This increase was primarily attributable to sales office and administrative payroll related expenses (an approximately $600,000 increase over fiscal 1997) from the expansion into new and existing gaming markets, start-up costs involved in marketing the Company's non-gaming products with various customers, increased depreciation and other occupancy costs arising from property and equipment purchases and the opening of retail outlets and newly opened sales offices. Additionally, bad debt expense increased due to an increase in accounts receivable amounts outstanding as compared to the prior year, the separation from a certain Company distributor and a reevaluation of the financial condition of certain of the Company's significant debtors during fiscal 1998.

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

      OTHER INCOME. In fiscal 1998, other income, including interest income, decreased $308,000, or 67.8%, over the previous fiscal year. This decrease was attributable principally to a gain before income taxes of approximately $326,000 which resulted from the sale of certain real estate in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. Management believes that the combination of its existing cash balances and projected cash flows from operations will provide sufficient liquidity, both on a short-term and long-term basis.

     WORKING CAPITAL. Working capital totaled approximately $6.8 million at May 31, 1999, versus approximately $7.1 million at May 31, 1998. Working capital decreased approximately $350,000 during the year primarily due to the Company's reduction of outstanding short-term borrowings under its line of credit and a bank overdraft of approximately $1,080,000, and net cash invested in property, plant and equipment of approximately $400,000 offset, in part, by net income before depreciation of approximately $400,000 and proceeds received from an income tax refund of approximately $800,000.

      CASH FLOW. Cash provided by operating activities totaled approximately $1.0 million during fiscal 1999 compared to cash used of approximately $2.6 million in fiscal 1998. The primary contributing factors to this improvement were an approximately $2.0 million improvement in operating income, net reductions of accounts receivable of approximately $1.0 million and the receipt of an approximately $800,000 federal income tax refund. Other significant cash activities during fiscal 1999 included the receipt of approximately $700,000 from the sale of certain real estate, net cash invested in property, plant and equipment of approximately $400,000 and reductions in debt obligations from its line of credit and other credit facilities of approximately $1.1 million.

      LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with Norwest Bank of Nevada ("Norwest") which, under the terms of the agreement, allows the Company to borrow up to $1.0 million. The Line of Credit matures on October 31, 1999. As of May 31, 1999, no advances were outstanding under the Line of Credit. The Line of Credit is collateralized by a first priority security interest on the Las Vegas Headquarters and in substantially all of Paul-Son Supplies' assets including accounts receivable, inventory, furniture, fixtures and equipment. The Line of Credit bears interest at Norwest's prime rate (8.0% at May 31, 1999) plus 1%.

      Under the Line of Credit and other credit facilities, the Company has agreed to comply with certain financial covenants and ratios. Specifically, the Company has agreed to maintain a net tangible net worth of not less than $14.0 million, a total liabilities to tangible net worth ratio of no greater than 0.5 to 1.0, certain minimum cash flow amounts and an annualized profitability of not less than $250,000 in net income, all as defined in the agreement. During the year ended May 31, 1999, it was determined the Company was in violation of certain of its covenants. As a result of the violations, the Company has agreed to surrender its rights to borrow against the line of credit without the express written consent of the bank through the maturity date of the line of credit. Management believes the Line of Credit will not be renewed when it matures on October 31, 1999 and the Company is seeking another line of credit from a different lender. However, no assurance can be given that the Company will be able to secure a new line of credit at rates or terms acceptable to the Company. While management of the Company believes the absence of a line of credit would not significantly impair the operations of the Company in the near term, it may impair the Company's operations in future years and may limit the Company's ability to expand operations.

     SECURED DEBT. In November 1997, the Company obtained a $1.8 million loan (the "$1.8 million note") from Norwest. The proceeds were used in acquiring the New San Luis Facility and certain equipment to be used principally in the Company's manufacturing processes. The $1.8 million note bears interest at 8.87% per annum, with monthly payments of principal and interest totaling $18,118. The $1.8 million note calls for monthly payments through November 2002, at which time the remaining principal balance of approximately $1.5 million is due. Additionally, in October 1998, the Company obtained an additional $500,000 note (the "500,000 note") to acquire additional playing card equipment. The $500,000 note bears interest at 9.75% per annum, with monthly principal installments of $13,889 and a final payment of approximately $42,000 in August 2002. Both of these notes are secured by a first deed of trust on the Las Vegas Headquarters and by a first security interest in all accounts, inventory, and general intangibles of Paul-Son Supplies. These notes contain the same financial covenant and ratio requirements as under the Line of Credit. As of May 31, 1999, the Company was in violation of certain of its financial covenants; however, the Company has obtained a formal waiver from Norwest through May 31, 2000.

      SEASONALITY.   The  Company does not  typically  experience
seasonality relative to its operations.

     LAS VEGAS FACILITIES. In May 1997, the Company relocated its corporate headquarters from its previous headquarters, which was sold in January 1999, to the Las Vegas Headquarters, an approximately 62,000 square foot building purchased in September of 1995 for approximately

$2,000,000.  The Las Vegas Headquarters secures a deed  of  trust issued  under  the Line of Credit and the $1.8  million  and  $.5 million notes.

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

      CAPITAL EXPENDITURES. The Company does not have plans to purchase any significant capital equipment for the year ended May
31, 2000.

       STOCK REPURCHASE PROGRAM. In July 1998, the Company announced that its Board of Directors authorized the open market repurchase of up to 5% of the outstanding Common Stock. As of
August 20, 1999, the Company has purchased 2,000 shares at an average price of $4.75 per share. The Company intends to fund any future repurchases from cash on hand.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

      The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This standard provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier adoption is encouraged. Management has determined that SOP 98-5 will not have a material impact on the Company's consolidated financial statements.

      The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. Management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

YEAR 2000 PROJECT
-----------------

      The Company has conducted a review of its computer systems to identify those areas that could be affected by year 2000 issues and is nearing completion of updating many of its existing systems to improve overall business performance and to accommodate business for the year 2000. However, given the inherent risks for this project and the resources required, the timing and costs involved may, although it is not anticipated to, differ materially from that anticipated by the Company. Management believes that the Company's critical systems will be remediated by December 31, 1999. The Company's overall estimated status for the Company for the year 2000 issues at May 31, 1999 shows identification of potential problems at 95% complete, assessment at approximately 90% complete and testing at 75% complete.

      The Company believes that there will be no material adverse impact on its production capabilities, processes or other operational departments reliant on computer systems resulting from the year 2000 issues. The Company also believes that there will be no material impact from the year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain risks exist relative to the non-compliance of third parties with operational significance to the Company, such as key suppliers to its manufacturing operations in Mexico. Although management believes the conversion process will be completed by December 31, 1999, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The Company continues to develop a contingency plan should planned corrections or third party compliance to year 2000 issues prove unsuccessful. The Company's contingency plan is expected to be developed by December 31, 1999.

      The estimated costs directly or indirectly associated with the conversion project is currently expected to be less than $100,000, a significant portion of which will be in the form of capital expenditures. As of May 31, 1999, the Company has incurred approximately $40,000 of costs or capital expenditures as a result of the Year 2000 issue implementation.

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

     RELIANCE ON EXPANSION OF CASINO INDUSTRY. Nearly all of the Company's revenue is generated by sales relating to casino openings and expansions. Although the Company is pursuing opportunities to sell and market its products to industries outside of the casino industry, the Company's future growth may be dependent on the continued emergence and growth of new markets for the Company's products, including new casino openings or expansions throughout the United States and other areas of the world. A reduction in the pace of new casino openings and casino expansions in existing and emerging legalized gaming jurisdictions would have a negative effect on the Company's business. Similarly, the restriction or abolishment of legalized casino gaming in jurisdictions in which the Company currently does business would have a negative impact on the Company.

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

      The regulatory environment in which the Company operates requires, among other things, that the Company develop and adhere to certain internal "due diligence" procedures to ensure its gaming regulatory licenses are not jeopardized relative to its customer base and business practices. As such, the Company may require information from, and perform inquiries into, potential customers beyond what certain competitors may require depending on the competitors' licensing status and procedural requirements or the absence of such. To the extent potential customers are adverse to these procedures, the Company may be at a competitive disadvantage relative to its competitors.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree on the performance of Eric P. Endy, Chairman of the Board and Chief Executive Officer. The Company carries key man life insurance on Eric P. Endy, and the loss of the services of him could have a material adverse effect on the Company.

     The Company is also dependent upon the abilities and efforts of certain other management personnel, particularly in the sales department. The Company's sales department, in late fiscal 1998 and early fiscal 1999, had two successive senior management persons depart, while at the same time it experienced relatively flat sales and lower than historical gross margins.

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

      ABSENCE OF AVAILABLE CREDIT LINE. As described above, the Company may not currently obtain advances under its credit line and as of the date hereof, the Company has not yet negotiated a new credit line. Although the Company believes that it has adequate cash to fund operations, if an unanticipated need for a material amount of cash should arise, the Company may not be able to meet such material cash demands if such cash demands exceed the Company's cash on hand and other liquid assets.

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

     CONTROL BY EXISTING STOCKHOLDER; ANTITAKEOVER EFFECTS.  Eric
P. Endy is the beneficial owner of approximately 52% of the outstanding Common Stock of the Company. As a result, Mr. Endy effectively controls the election of all of the members of the Board of Directors of the Company and effectively controls virtually all matters requiring approval by the stockholders of the Company. Such ownership may discourage acquisition of large blocks of the Company's securities and could have an anti-takeover effect, possibly depressing the price of the Common Stock. In addition, Nevada corporation law and the Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 7A.  QUALITATIVE  AND QUANTITATIVE  DISCLOSURES ABOUT MARKET
          -------------------------------------------------------
          RISK
          ----

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Independent Auditors' Report

     Consolidated Balance Sheets at May 31, 1999 and 1998

     Consolidated  Statements of Operations for the  Years  Ended
     May 31, 1999, 1998 and   1997

     Consolidated  Statements  of Stockholders'  Equity  for  the
     Years Ended May 31, 1999,     1998 and 1997

     Consolidated  Statements of Cash Flows for the  Years  Ended
     May 31, 1999, 1998 and   1997

     Notes to Consolidated Financial Statements

                   PAUL-SON GAMING CORPORATION

                        AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL REPORT

                          MAY 31, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Paul-Son Gaming Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and subsidiaries (the "Company") as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

Las Vegas, Nevada
August 6, 1999


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 31, 1999 AND 1998

ASSETS                                                                       1999           1998
-----------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                             $     656,299  $     347,876
  Trade receivables, net                                                    3,909,732      5,147,819
  Income taxes receivable                                                         -          786,463
  Inventories, net                                                          4,788,382      5,171,402
  Prepaid expenses                                                            174,664        118,693
  Other current assets                                                        232,431        405,299
                                                                       ------------------------------
            TOTAL CURRENT ASSETS                                            9,761,508     11,977,552
                                                                       ------------------------------

Property and Equipment, net                                                 9,416,656      9,105,545
                                                                       ------------------------------

Deferred Tax Asset                                                            568,000        263,000
                                                                       ------------------------------

Other Assets:
  Note receivable                                                                 -          150,000
  Other assets                                                                382,153        469,229
                                                                       ------------------------------
            TOTAL OTHER ASSETS                                                382,153        619,229
                                                                       ------------------------------
TOTAL ASSETS                                                            $  20,128,317  $  21,965,326
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                 $         -    $     850,000
  Current maturities of long-term debt                                        329,201         59,007
  Bank overdraft                                                                  -          431,380
  Accounts payable                                                          1,641,419      1,733,122
  Accrued expenses                                                            508,426      1,115,915
  Customer deposits                                                           479,936        681,825
  Income taxes payable                                                         49,298            -
                                                                       ------------------------------
            TOTAL CURRENT LIABILITIES                                       3,008,280      4,871,249
                                                                       ------------------------------


Long-Term Debt, less current maturities                                     2,564,244      1,769,722
                                                                       ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares, $.01 par value, none             -              -
    issued and outstanding
  Common stock, authorized 30,000,000 shares, $.01 par value, issued;
    3,477,050 and 3,465,750 shares in 1999 and 1998                            34,771         34,658
  Additional paid-in capital                                               13,652,936     13,566,800
  Treasury stock, at cost; 21,293 and 0 shares in 1999 and 1998              (173,505)           -
  Retained earnings                                                         1,041,591      1,722,897
                                                                       ------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                     14,555,793     15,324,355
                                                                       ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  20,128,317  $  21,965,326
                                                                       ==============================


         See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 1999, 1998 AND 1997

                                                      1999            1998           1997
-----------------------------------------------------------------------------------------------
Revenues                                         $ 23,914,408    $ 25,885,627    $ 24,913,706

Cost of revenues                                   18,169,433      21,943,781      17,223,759
                                                -----------------------------------------------

      GROSS PROFIT                                  5,744,975       3,941,846       7,689,947

Selling, general and administrative expenses        6,903,789       7,145,552       5,967,735
                                                -----------------------------------------------

      OPERATING INCOME (LOSS)                      (1,158,814)     (3,203,706)      1,722,212

Other income (expense)
  Interest income                                      19,330          92,096          82,066
  Interest expense                                   (222,486)       (127,597)        (42,700)
  Other                                               375,664          54,299         372,436
                                                -----------------------------------------------

      INCOME (LOSS) BEFORE INCOME TAXES              (986,306)     (3,184,908)      2,134,014

Income tax (expense) benefit                          305,000         966,266        (761,831)
                                                -----------------------------------------------

      NET INCOME (LOSS)                           $  (681,306)   $ (2,218,642)   $  1,372,183
                                                ===============================================

Earnings (loss) per share:
 Basic                                            $     (0.20)   $      (0.65)   $       0.41
                                                ===============================================
 Diluted                                          $     (0.20)   $      (0.65)   $       0.40
                                                ===============================================


         See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1999, 1998 AND 1997


                                                        Common Stock        Treasury Stock      Additional
                                                    -----------------------------------------    Paid-in    Retained
                                                     Shares     Dollars    Shares   Dollars      Capital    Earnings      Total

----------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1996                               3,324,000  $33,240         -  $        -  $12,256,698  $2,569,356  $14,859,294

  Shares issued from the exercise of options           93,000      930         -           -      771,300           -      772,230

  Income tax benefit from exercise of options               -        -         -           -       81,000           -       81,000

  Net income                                                -        -         -           -            -   1,372,183    1,372,183

                                                    ------------------------------------------------------------------------------

Balance, May 31, 1997                               3,417,000   34,170         -           -   13,108,998   3,941,539   17,084,707

  Shares issued from the exercise of options           48,750      488         -           -      402,802           -      403,290

  Income tax benefit from exercise of options               -        -         -           -       55,000           -       55,000

  Net loss                                                  -        -         -           -            - (2,218,642)  (2,218,642)

                                                    ------------------------------------------------------------------------------

Balance, May 31, 1998                               3,465,750   34,658         -           -   13,566,800   1,722,897   15,324,355

  Shares issued from the exercise of options           11,300      113         -           -       86,136           -       86,249

  Treasury shares purchased and received in lieu of
  note receivable                                           -        -  (21,293)   (173,505)            -                (173,505)

  Net loss                                                  -        -         -           -            -   (681,306)    (681,306)
                                                    ------------------------------------------------------------------------------

Balance, May 31, 1999                               3,477,050  $34,771  (21,293)  $(173,505)  $13,652,936  $1,041,591  $14,555,793
                                                    ==============================================================================


         See Notes to Consolidated Financial Statements.


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1999, 1998 AND 1997

                                                                              1999           1998          1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income (loss)                                                      $  (681,306)   $ (2,218,642)   $ 1,372,183
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                          1,082,757         967,475        791,643
   Provision for doubtful accounts                                          130,000         213,938         96,000
   Provision for inventory obsolescence                                      40,000         200,000            -
   (Gain) loss on sale/disposal of assets                                  (346,094)          3,663       (326,439)
 Change in operating assets and liabilities:
   Accounts receivable                                                    1,094,082      (1,692,618)    (1,163,229)
   Income taxes receivable                                                  786,463        (731,463)           -
   Inventories                                                              343,020         (20,956)       254,184
   Prepaid expenses                                                         (55,971)         22,269         29,941
   Other assets                                                             234,642         208,485       (316,263)
   Deferred tax asset                                                      (305,000)       (263,000)           -
   Accounts payable and accrued expenses                                   (699,192)      1,537,629        246,260
   Bank overdraft                                                          (431,380)        431,380            -
   Deferred tax liability                                                       -           (11,060)        11,060
   Customer deposits                                                       (201,889)       (897,336)       713,723
   Income taxes payable                                                      49,298        (318,930)       345,760
                                                                       ---------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    1,039,430      (2,569,166)     2,054,823
                                                                       ---------------------------------------------
Cash Flows from Investing Activities

 Proceeds received on sale of property and equipment                        714,599           7,350        464,161
 Purchase of property and equipment                                        (947,071)     (2,834,003)      (919,972)
 Investment in note receivable                                                  -               -         (150,000)
                                                                       ---------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                   (232,472)     (2,826,653)      (605,811)
                                                                       ---------------------------------------------
Cash Flows from Financing Activities

 Payments on due to related party                                               -               -          (15,000)
 Proceeds from short-term borrowings                                            -           850,000        150,000
 Proceeds from long-term borrowings                                         500,000       1,800,000            -
 Principal payments on short-term borrowings                               (850,000)            -         (150,000)
 Principal payments on long-term borrowings                                (225,284)        (62,747)      (450,599)
 Payments for acquisition of treasury stock                                  (9,500)            -              -
 Proceeds from the exercise of stock options                                 86,249         403,290        772,230
                                                                       ---------------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (498,535)      2,990,543        306,631
                                                                       ---------------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     308,423      (2,405,276)     1,755,643
Cash and cash equivalents, beginning of year                                347,876       2,753,152        997,509
                                                                       ---------------------------------------------
Cash and cash equivalents, end of year                                  $   656,299    $    347,876    $ 2,753,152
                                                                       =============================================

Supplemental cash flows information:
  Operating activities include cash payments for interest and income taxes as follows:
     Interest paid                                                      $   222,486    $    127,597    $    42,700
     Income taxes paid                                                  $   208,472    $    299,117    $   404,778

  Investing and financing activities exclude the following non-cash activity:
     Reduction of note and interest receivable in exchange for common   $   164,005             -              -
       stock placed into treasury
     Acquisition of capitalized lease equipment through lease           $   790,000             -              -
       arrangement


         See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
------------------

Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and, to a limited extent, in various countries throughout the world.

BASIS OF CONSOLIDATION AND PRESENTATION
---------------------------------------

The consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. ("Mexicana") and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies follows:

RECLASSIFICATION
----------------

Certain  amounts presented in prior years' consolidated financial
statements   have   been  reclassified  to   conform   with   the
presentation   of   the  May  31,  1999  consolidated   financial
statements.

CASH AND CASH EQUIVALENTS AND BANK OVERDRAFT
--------------------------------------------

The   Company   considers  all  highly  liquid  investments   and
repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

Bank overdrafts represent outstanding checks drawn against the Company's bank account which had not been presented to the bank as of the balance sheet date.

ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS
-----------------------------------------

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

INVENTORY
---------

Inventories are stated at the lower of cost or market.   Cost  is
determined using the first-in, first-out method.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost, net of depreciation. The Company includes capitalized lease equipment in its property and equipment for financial statement purposes. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

                                                    YEARS
                                                    -----
          Buildings and improvements                18-27
          Furniture and equipment                    5-10
          Vehicles                                   5-7


Normal repairs and maintenance are chanrged to expense as incurred. Expenditures which extend useful lives of assets are typically capitalized.


GOODWILL
--------

Goodwill is amortized on a straight-line basis over 20 years.

DEBT
----

The  Company includes obligations from capitalized leases in  its
long   and  short-term  debt  captions  for  financial  statement purposes.

REVENUE RECOGNITION
-------------------

Substantially all revenue is recognized when products are shipped
to  customers.   The  Company typically sells its  products  with
payment terms of net 30 days or less.

INCOME TAXES
------------

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

FOREIGN TRANSACTIONS
--------------------

Sales outside of the United States are not significant and substantially all sales transactions occur in United States dollars.

EARNINGS PER SHARE
------------------

The Company presents basic net earnings (loss) per share and diluted net earnings (loss) per share for all periods in which a statement of operations is presented in accordance with SFAS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the average shares outstanding during the respective period. Diluted net earnings (loss) per share is computed by dividing net earnings
(loss) by the average shares outstanding and the dilutive effect of common share equivalents for the respective period. These common share equivalents are options to purchase common stock whose exercise price is less than the average market price (see
Note 9). During the fiscal years ending May 31, 1999, 1998 and 1997, the average number of common shares outstanding used in computing basic net earnings (loss) per share was 3,468,427, 3,437,894 and 3,330,764, respectively, and the weighted average number of common and common equivalent shares used in computing diluted net earnings (loss) per share was 3,468,427, 3,437,894 and 3,443,376 for fiscal 1999, 1998, and 1997, respectively (see
Note 9).

ESTIMATES
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, and the allowance for obsolete or slow moving inventories. Actual results could differ from those estimates and assumptions.

RELIANCE ON SUPPLIERS
---------------------

For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The failure of one or more of these suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company.

STOCK OPTIONS
-------------

The Company has adopted the disclosure requirement under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to account for its plans under APB Opinion No. 25 and calculate the pro forma disclosures of net income (loss) and earnings (loss) per share required under SFAS No. 123 (see
Note 9).

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at May 31, 1999 for the Company's financial instruments approximate fair value.

RECOVERABILITY OF LONG-LIVED ASSETS
-----------------------------------

Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of non-discounted future cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at May 31, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This standard provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier adoption is encouraged. Management has determined that SOP 98-5 will not have a material impact on the Company's consolidated financial statements.

The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. Management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

NOTE 2.   INVENTORIES


Inventories consist of the following at May 31:

                                            1999            1998
                                   ----------------------------------
          Raw materials              $     1,777,212  $     1,734,738
          Work in process                    346,761          333,182
          Finished goods                   2,989,409        3,303,482
                                   ----------------------------------
                                           5,113,382        5,371,402
          Less inventory reserves            325,000          200,000
                                   ----------------------------------
                                     $     4,788,382  $     5,171,402
                                   ==================================


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 3.   PROPERTY AND EQUIPMENT


Property and equipment consist of the following at May 31:

                                                    1999              1998
                                            ----------------------------------
          Land                              $      663,970     $       804,370
          Buildings and improvements             6,491,881           7,354,821
          Furniture and equipment                6,301,425           4,682,806
          Vehicles                                 732,920             925,856
                                                ------------------------------
                                                14,190,196          13,767,853
          Less accumulated depreciation          4,773,540           4,662,308
                                                ------------------------------
                                            $    9,416,656     $     9,105,545
                                            ==================================


Included in furniture and equipment at May 31, 1999 is certain capitalized lease equipment with an original cost of $790,000 and a current net book value of approximately $770,000.

NOTE 4.   SHORT-TERM BORROWINGS

The Company has a $1.0 million line of credit agreement with a bank which matures in October 1999. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.0% at May 31, 1999). This line of credit facility is cross collateralized with a $1.8 million note and a $500,000 note (collectively the "Facilities") (see Note 5). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the Facilities. Borrowings under the line of credit at May 31, 1999 and 1998 were $0 and $850,000, respectively. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement, and to maintain net income annually of at least $250,000. As of May 31, 1999 the Company was in violation of certain covenants. As a result of the violations, the Company and the bank have reached an agreement whereby the Company has agreed to relinquish its rights to borrow under the line of credit, without the express written consent of the bank, through the maturity date of the line of credit. The bank has granted the Company a formal waiver of default regarding the covenants associated with the Facilities through the Company's fiscal year ending May 31, 2000.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 5.   LONG-TERM DEBT AND PLEDGED ASSETS


Long-term debt consists of the following at May 31:

                                                   1999             1998
                                             ------------------------------
         Note payable to bank in monthly
          installments of $18,118 including
          interest of 8.87% through October
          2002 with a balloon payment of
          approximately $1,500,000 due
          November 2002, secured by a first
          deed of trust on the Company's
          facility in Las Vegas, Nevada and
          a first security interest on all
          Company assets (see Note 4 for
          discussion of covenants)           $    1,709,443  $    1,771,076

         Note payable to bank in monthly
          principal  installments of $13,889
          plus interest of 9.75% through
          July 2001 with a balloon payment
          of approximately $42,000 due
          August 2002, secured by a first
          deed of trust on the Company's
          facility in Las Vegas, Nevada and
          a first security interest on all
          Company assets (see Note 4 for
          discussion of covenants)                  402,779              --

         Notes payable to mortgage company,
          collateralized by real estate,
          interest at 7.5%, with principal
          and interest payments of $898 due
          monthly through 2016                       11,563          57,653

         Capital lease obligation  payable
          for equipment, variable interest
          (approximately 8.5% at May 31,
          1999), payable in monthly
          installments of approximately
          $12,250 through March 2006,
          collateralized by a second
          security interest on principally
          all Company assets                        769,660              --
                                             ------------------------------
                                                  2,893,445       1,828,729
                    Less current portion            329,201          59,007
                                             ------------------------------
                                             $    2,564,244  $    1,769,722
                                             ==============================



[CAPTION]

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at May 31, 1999 are as follows:

                                                 Capital             Long-Term
                                                  Leases               Debt
                                              --------------      ---------------
         2000                                 $     147,048       $      240,521
         2001                                       147,048              247,266
         2002                                       147,048              151,713
         2003                                       147,048            1,484,285
         2004                                       147,048                   --
         Thereafter                                 258,096                   --
                                              --------------      ---------------
         Total                                      993,336            2,123,785
         Less amount representing interest          223,676                   --
                                             ---------------      ---------------
                                              $     769,660       $    2,123,785
                                             ===============      ===============


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 6.   RELATED PARTIES

The following amounts were paid for legal, accounting, and consulting services to individuals who were members of the Company's Board of Directors during the periods reported:

                              1999        1998          1997
                           --------------------------------------
   Laurence A. Speiser     $    -     $  108,000    $  134,317


Included in accounts receivable are amounts owed from an officer of the Company of approximately $52,000 and $30,000 at May 31, 1999 and 1998, respectively.

In November 1996, the Company advanced to a former director a $150,000 line of credit. The line of credit was due in full on December 1, 1998. As a result of nonpayment of the loan, the Company enforced its rights under certain agreements, including foreclosure of the Company's common stock pledged by the Company's former principal stockholder, and cancellation of certain stock options granted by the Company to the former director. As a result of the enforcement, the Company received 19,293 shares of common stock from the trust of the Company's former principal stockholder to satisfy the unpaid obligation of the former director. The Company recorded the receipt of the shares into treasury based on their market value.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments, with remaining lease terms of greater than 1 year at May 31, 1999, are as follows:

                  2000        $      222,423
                  2001               210,558
                  2002                66,796
                  2003                60,000
                  2004                60,000
                  Thereafter         110,000
                                ------------
                              $      729,777
                                ============

The Company has a twelve year option to extend the lease at one of its production facilities. The annual rent during the first 8 year term, which ends in April 2001, is $142,380. The rent payments during the option period will increase 5% annually.

Rent expense totaled $306,517, $264,154 and $233,633 for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

The Company is party to various claims and commitments arising in the normal course of business. Management believes that these matters are expected to be resolved or fulfilled with no material impact on the Company's financial position, liquidity, or results of operations.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 8.   INCOME TAX MATTERS


The   (expense)  benefit  for  income  taxes  reflected  in   the
Consolidated Statements of Operations for the years ended May 31,
1999, 1998 and 1997 consisted of:

                               1999             1998           1997
                         ----------------------------------------------
          Current         $       --     $   678,805      $  (799,238)
          Deferred           305,000         278,461           37,407
                         ----------------------------------------------
                          $  305,000     $   966,266      $  (761,831)
                         ==============================================



A reconciliation of the Company's income tax (expense) benefit as compared to the tax (expense) benefit calculated by applying the statutory federal tax rate (34%) to the income (loss) before income taxes for the years ended May 31, 1999, 1998 and 1997 is as follows:


                                            1999          1998          1997
                                          -----------------------------------------
          Computed expected income tax
           (expense) benefit at 34%       $335,344      $1,082,869     $(725,565)
          Adjustments:
          -----------
          State taxes                       11,250          32,503       (35,348)
          Meals and entertainment          (17,125)        (22,987)      (21,697)
          Prior year items and other       (24,469)       (126,119)       20,779
                                          -----------------------------------------
          Income tax (expense) benefit    $305,000      $966,266       $(761,831)
                                          =========================================


The primary components of the deferred tax asset, the realization of which is dependent upon future taxable income generated by the Company, at May 31 were approximately as follows:

                                             1999         1998
                                        -------------------------
     Operating loss carryforwards          $300,000     $70,000
     Inventory and bad debt reserves        225,000     130,000
     Intangible assets                       35,000      40,000
     Other                                    8,000      23,000
                                        -------------------------
                                           $568,000    $263,000
                                        =========================

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

NOTE 9.   EARNINGS PER SHARE AND STOCK OPTION PROGRAMS


The following table provides a reconciliation of basic and
diluted earnings (loss) per share as required by SFAS No. 128,
"Earnings Per Share":
                                                          Dilutive
                                                            Stock
                                          Basic            Options        Diluted
                                      -------------      -----------    ------------
For the year ended May 31, 1999
-------------------------------
 Net loss                              $(681,306)                         $(681,306)
 Shares                                3,468,427                --        3,468,427
 Per Share Amount                          $(.20)                             $(.20)

For the year ended May 31, 1998
-------------------------------

 Net loss                            $(2,218,642)               --      $(2,218,642)
 Shares                                3,437,894                --        3,437,894
 Per Share Amount                      $(.65)                                 $(.65)

For the year ended May 31, 1997
-------------------------------

 Net income                           $1,372,183                --       $1,372,183
 Shares                                3,330,764           112,612        3,443,376
 Per Share Amount                          $0.41                              $0.40


Dilutive stock options for the years ended May 31, 1999 (111,000) and 1998 (861,250) have not been included in the computation of the diluted net earnings (loss) per share as their effect would be antidilutive.

The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These options have been excluded from the computation of diluted earnings (loss) per share for the respective fiscal years. These outstanding antidilutive options for the years ended May 31, 1999, 1998 and 1997, were 541,750, 4,000, and
197,500, respectively.

The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan provides that each outside director, upon joining the Board of Directors, will receive an option to purchase 3,000 shares of common

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 1,000 shares of common stock. In addition, each year each outside director receives options to purchase 1,000 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 7,000, 4,000 and 3,000 shares were granted to outside directors during the years ended May 31, 1999, 1998 and 1997 at $8.50, $10.56 and $8.06, respectively.


The following is a summary of option activity for the 3 years ended May 31, 1999:

                                                                                        Weighted
                                                          Options          Shares        Average
                                                         Available         Under         Exercise
                                                         for Grant          Plan          Price
                                                        -------------------------------------------

Outstanding at June 1, 1996                               252,000           323,000        $8.71

  Additional shares reserved                              500,000               -              -
  Granted                                                (715,000)          715,000         8.95
  Canceled                                                 35,000           (35,000)        8.15

  Exercised                                                93,000           (93,000)        8.30
                                                        -------------------------------------------

Outstanding at May 31, 1997                               165,000           910,000         8.96


  Granted                                                 (14,000)           14,000        10.00
  Canceled                                                 10,000           (10,000)        8.75
  Exercised                                                48,750           (48,750)        8.27
                                                        -------------------------------------------

Outstanding at May 31, 1998                               209,750           865,250         9.02

  Granted                                                (112,000)          112,000         5.31
  Canceled                                                313,200          (313,200)        9.16
  Exercised                                                11,300           (11,300)        7.63
                                                        -------------------------------------------

Outstanding at May 31, 1999                               422,250           652,750        $8.34
                                                        ===========================================

                                                           1999               1998          1997
                                                          ------             ------        ------
The weighted average fair value of options granted        $2.46              $4.78         $4.27


PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------


The following table summarizes information concerning currently outstanding and exercisable options:

                             Options Outstanding                Options Exercisable
                 ----------------------------------------------------------------------
                                   Weighted
                                    Average      Weighted                   Weighted
    Range of                       Remaining     Average                     Average
    Exercise         Number       Contractual    Exercise       Number      Exercise
     Prices        Outstanding       Life         Price      Exercisable      Price
---------------------------------------------------------------------------------------
$ 5.00 to 8.25      323,750          7.93         $7.06        109,750        $7.96
$ 8.26 to 13.88     329,000          7.18         $9.62        206,750        $9.49
---------------------------------------------------------------------------------------
                    652,750                                    316,500
---------------------------------------------------------------------------------------



The  Company accounts for these plans under APB Opinion  No.  25,
under  which  no  compensation cost  has  been  recognized.   Had
compensation cost for these plans been determined consistent with
SFAS  No.  123,  "Accounting for Stock Based  Compensation",  the
Company's  net income (loss) and earnings (loss) per share  would have been reduced to the following pro forma amounts.

                                                  1999             1998             1997
                                             --------------    -------------    -------------
Net income (loss):          As reported:        $(681,306)      $(2,218,642)      $1,372,183

                            Pro forma:        $(1,123,435)      $(2,820,169)          11,115

Earnings (loss) per share:  As reported:
                             Basic                  $(.20)            $(.65)            $.41
                             Diluted                $(.20)            $(.65)            $.40

                            Pro forma:
                             Basic                  $(.32)            $(.82)            $.00
                             Diluted                $(.32)            $(.82)            $.00


Pro forma earnings (loss) reflect only options granted from fiscal 1997 to fiscal 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income (loss) because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1997 are not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 1998, 1997 and 1996 grants; risk-free interest rate at the date of grant which ranged from 5.6% to 6.7%; expected dividend yield of 0.0%; expected life of 5 years; and expected volatility of 43.79%.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

As of May 31, 1999 a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

NOTE 10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY VALUATION

The Company records, based on periodic reviews of its trade receivables and inventories, allowances for estimated uncollectible trade accounts receivable and slow-moving or obsolete inventories. A summary of provisions for estimated bad debts and obsolete or slow-moving inventories and the related charges to the allowances for doubtful accounts and inventory valuation reserves are as follows:

[CAPTION]

ACCOUNTS RECEIVABLE:

                               BEGINNING                   CHARGE-OFFS,       END
                                OF YEAR                       NET OF        OF YEAR
    Years Ended May 31,         BALANCE      PROVISIONS     RECOVERIES      BALANCE
    -------------------------------------------------------------------------------------
       1999                   $  374,994     $  130,000     $ 104,994       $ 400,000
                             ============================================================

       1998                   $  269,140     $  213,938     $ 108,084       $ 374,994
                             ============================================================

       1997                   $  281,712     $   96,000     $ 108,572       $ 269,140
                             ============================================================

INVENTORIES:

                               BEGINNING                   CHARGE-OFFS/         END
                                OF YEAR                      RECLASSI-        OF YEAR
    Years Ended May 31,         BALANCE      PROVISIONS      FICATIONS        BALANCE
-----------------------------------------------------------------------------------------
       1999                   $  200,000     $   40,000     $ (85,000)      $ 325,000
                             ============================================================

       1998                   $     -        $  200,000     $     -         $  200,000
                             ============================================================

       1997                   $     -        $     -        $     -         $      -
                             ============================================================


NOTE 11.  BUSINESS SEGMENTS

The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for financial statements for fiscal years beginning after December 1997. This statement, which supersedes SFAS No. 14, establishes standards for reporting information about operating segments in annual financial statements. The statement requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company's reportable segments have been identified as follows:

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

    *  Sale  of  Gaming Supply Products to New Casino Openings --
       Significant sales of products to casinos which opened during the fiscal year, the majority of which sales are not replaced on a regular, recurring basis.

    *  Sale  of  Gaming Supply Products to Established Casinos --
       Sales of products to casino customers which had opened prior to the fiscal year and are principally considered on-going, recurring sales.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of each segment by allocating certain overhead expenses to the segments based on management's estimates. The following information represents the disclosure requirements and information management utilizes in measuring the profit or loss of each significant segment:


The table below presents information about the reported operating income of the Company for the years ended May 31, 1999, 1998  and
1997.   Asset  information by reportable segment is not  reported
since no segregation of assets exists between segments.

                              Product Sales --       Product Sales --
                            New Casino Openings     Established Casinos   Consolidated Totals
                          --------------------------------------------------------------------
1999
----

Revenues                    $2,296,459                $21,617,949            $23,914,408
                          --------------------------------------------------------------------
Operating income (loss)      $(138,701)               $(1,020,113)           $(1,158,814)
                          --------------------------------------------------------------------
1998
----

Revenues                    $3,185,377                $22,700,250            $25,885,627
                          --------------------------------------------------------------------
Operating income (loss)      $(229,489)               $(2,974,217)           $(3,203,706)
                          --------------------------------------------------------------------

1997
----

Revenues                    $6,010,106                $18,903,600            $24,913,706
                          --------------------------------------------------------------------
Operating income (loss)     $1,258,323                   $463,889             $1,722,212
                          --------------------------------------------------------------------


Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the fiscal years ended May 31, 1999, 1998 and 1997, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income
(loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------


The  Company's  long-lived assets are  domiciled  in  the  United
States   and   Mexico.   The  table  below  presents  information
regarding the long-lived assets as of May 31:

MEXICO:                                  1999             1998             1997
                                  ---------------------------------------------------
  Property and equipment, cost       $9,248,820        $7,656,140        $5,050,289
  Less accumulated depreciation       2,887,990         2,169,682         1,597,696
                                  ---------------------------------------------------
  Net property and equipment         $6,360,830        $5,486,458        $3,452,593

UNITED STATES:

  Property and equipment, cost       $4,941,376        $6,111,713        $5,944,260
  Less accumulated depreciation       1,885,550         2,492,626         2,146,823
                                  ---------------------------------------------------
  Net property and equipment         $3,055,826        $3,619,087        $3,797,437
                                  ---------------------------------------------------

                                     $9,416,656       $9,105,545         $7,250,030
                                  ===================================================


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Annual Meeting of Stockholders on November 9, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on November 9, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on November 9, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      This information is incorporated by reference the Company's
Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on November 9, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

  (a)  1.   FINANCIAL STATEMENTS
            --------------------

            Included in Part II of this report:

            Consolidated Balance Sheets at May 31, 1999 and 1998.

            Consolidated  Statements of  Operations for the Years
            Ended May 31, 1999, 1998 and 1997.

            Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1999, 1998 and 1997.

            Consolidated Statements of  Cash  Flows for the Years
            Ended May 31, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements

       2.   FINANCIAL STATEMENT SCHEDULES
            -----------------------------

            All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (b)  REPORTS ON FORM 8-K
       -------------------

            None.

  (c)  EXHIBITS
       --------

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

       10.01 Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended July 29, 1996) Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended July 29, 1996) incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c),
                 Exhibit 10.03.

       10.02 Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) incorporated herein by reference from the Company's annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c), Exhibit 10.04

       10.03 Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Coprodiedad Arte Y Diseno, as lessor incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

       10.04 Letter Loan Agreement dated November 14, 1997, among Norwest Bank Nevada, National Association, Paul-Son Gaming Supplies, Inc., as borrower, and Paul-Son Gaming Corporation, as guarantor; Guaranty dated November 14, 1997, by Paul-Son Gaming Corporation in favor of Norwest Bank Nevada, National Association; Term Note dated November 14, 1997, by Paul-Son Gaming Supplies, Inc., payable to Norwest Bank Nevada, National Association; Promissory Note dated November 14, 1997 by Paul-Son Gaming Supplies, Inc., payable to Norwest Bank Nevada, National Association; Continuing Credit Agreement dated November 14, 1997, by Paul-Son Gaming Supplies, Inc. in favor of Norwest Bank Nevada, National Association; Continuing Security Agreement dated November 14, 1997, by Paul-Son Gaming Corporation in favor of Norwest Bank Nevada, National Association; and Deed of Trust dated November 14, 1997, among Paul-Son Gaming Supplies, Inc., as grantor, Norwest Bank Nevada, National Association, as beneficiary, and Americorp Financial, Inc., as trustee, incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1997, Item 6, Exhibit 10.01.

       10.05 Modification/Change in Terms Agreement dated October 23, 1998 between Paul-Son Gaming Supplies, Inc. and Norwest Bank Nevada, N.A.; Promissory Note made by Paul-Son Gaming Supplies, Inc., in favor of Norwest Bank Nevada, N.A., dated October 23, 1998; Change in Terms Agreement dated October 23, 1998, between Paul-Son Gaming Supplies, Inc. and Norwest Bank Nevada, N.A., incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1998.

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

                      PAUL-SON GAMING CORPORATION


August 25, 1999       By  /s/ Eric P. Endy
                        -----------------------------------------
                          Eric P. Endy
                          Chairman  of  the Board, President  and
                          Chief Executive Officer
                          (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



August 25, 1999       By  /s/ Eric P. Endy
                        -----------------------------------------
                          Eric P. Endy
                          Chairman of the Board, President and
                          Chief Executive Officer



                      By /s/ John M. Garner
                        -----------------------------------------
                         John M. Garner, Chief Financial Officer
                           and Treasurer (Principal   Financial
                           and  Accounting Officer)



                      By /s/ Jerry G. West
                        -----------------------------------------
                         Jerry G. West, Director


                      By /s/ Richard W. Scott
                        -----------------------------------------
                         Richard W. Scott, Director


                          EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION                                     PAGE NO.
-----------    -----------                                     --------
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

10.04          Letter Loan Agreement dated November 14,  1997,
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

10.05          Modification/Change  in Terms  Agreement  dated
               October   23,  1998  between  Paul-Son   Gaming
               Supplies,  Inc. and Norwest Bank Nevada,  N.A.;
               Promissory   Note   made  by  Paul-Son   Gaming
               Supplies,  Inc.,  in  favor  of  Norwest   Bank
               Nevada, N.A., dated October 23, 1998; Change in
               Terms Agreement dated October 23, 1998, between
               Paul-Son Gaming Supplies, Inc. and Norwest Bank
               Nevada,  N.A.,  incorporated by reference  from
               the Company's quarterly report on Form 10-Q for
               the quarter ended November 30, 1998.

21.01          List   of   subsidiaries  of  Paul-Son   Gaming    57
               Corporation.

23.01          Consent of Deloitte & Touche LLP.                  59

27.01          Financial Data Schedule.                           61
