Form 10-Q
period 1999-08-31
PAUL SON GAMING CORP
filed 1999-10-15
CIK 918580

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       August 31, 1999
                                      --------------------------
                               OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                      ----------      ----------

Commission file number:                  0-23588
                         ---------------------------------------

                   PAUL-SON GAMING CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            NEVADA                             88-0310433
-------------------------------         ------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada              89102
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                         (702) 384-2425
----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

    3,453,757 shares of Common Stock, $0.01 par value, as of
                       October 12, 1999

                 PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                AUGUST 31, 1999 AND MAY 31, 1999

                     ASSETS

                                                  AUGUST 31,          MAY 31,
                                                     1999              1999
                                                 -------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                       $1,205,187          $656,299
   Trade receivables, less allowance for
     doubtful accounts of $350,000 and $400,000     3,309,314         3,909,732
   Inventories, net                                 4,304,300         4,788,382
   Prepaid expenses                                   172,720           174,664
   Other current assets                               113,088           232,431
                                                  ------------      ------------
     Total current assets                           9,104,609         9,761,508
                                                  ------------      ------------
PROPERTY AND EQUIPMENT, NET                         9,126,513         9,416,656
                                                  ------------      ------------
DEFERRED TAX ASSET                                    557,000           568,000
                                                  ------------      ------------
OTHER ASSETS                                          380,769           382,153
                                                  ------------      ------------
                                                  $19,168,891       $20,128,317
                                                  ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt              $332,621          $329,201
   Accounts payable                                   909,270         1,641,419
   Accrued expenses                                   620,694           508,426
   Customer deposits                                  211,920           479,936
   Income taxes payable                                38,376            49,298
                                                  ------------      ------------
     Total current liabilities                      2,112,881         3,008,280
                                                  ------------      ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES           2,480,633         2,564,244
                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES                             -                -

STOCKHOLDERS' EQUITY
 Preferred stock, authorized 10,000,000 shares,
   $.01 par value, none issued and outstanding
                                                          -                -
 Common stock, authorized 30,000,000 shares,
   $.01 par value, issued: 3,477,050 shares as
   of August 31, 1999 and May 31, 1999                 34,771            34,771
 Additional paid-in capital                        13,652,936        13,652,936
 Retained earnings                                  1,061,175         1,041,591
 Less: Treasury stock, at cost, 21,293 shares        (173,505)         (173,505)
                                                  ------------      ------------
  Total stockholders' equity                       14,575,377        14,555,793
                                                  ------------      ------------
                                                  $19,168,891       $20,128,317
                                                  ============      ============

    See notes to condensed consolidated financial statements.



          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   1999         1998
                                                -----------  -----------
Revenues                                        $6,356,576   $5,698,409
Cost of revenues                                 4,746,564    4,393,359
                                                -----------  -----------
  Gross profit                                   1,610,012    1,305,050
Selling, general and administrative expenses     1,619,694    1,722,793
                                                -----------  -----------
  Operating loss                                    (9,682)    (417,743)
Other income                                       104,471        9,593
Interest expense                                   (64,205)     (50,599)
                                                -----------  -----------
Income (loss) before income taxes                   30,584     (458,749)
Income tax (expense) benefit                       (11,000)     160,562
                                                -----------  -----------
  Net income (loss)                                $19,584    ($298,187)
                                                ===========  ===========
Income (loss) per share:
  Basic                                              $0.01       ($0.09)
  Diluted                                            $0.01       ($0.09)


    See notes to condensed consolidated financial statements.



            PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     AUGUST 31,
                                                                 1999          1998
                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                              $19,584      $(298,187)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                               256,545        267,516
    Provision for doubtful accounts                              40,589         60,000
    Provision for inventory obsolescence                         50,000              -
    Gain on sale/disposal of assets                             (95,046)             -
 Change in operating assets and liabilities:
    Accounts receivable                                         559,829      2,024,995
    Income taxes receivable                                           -       (169,053)
    Inventories                                                 434,082        249,934
    Other current assets                                        116,370       (104,688)
    Deferred tax asset                                           11,000              -
    Accounts payable and accrued expenses                      (619,881)    (1,212,038)
    Bank overdraft                                                    -       (431,380)
    Customer deposits                                          (268,016)        (9,598)
    Income taxes payable                                        (10,922)             -
                                                             --------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   494,134        377,501
                                                             --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of property and equipment           161,542              -
  Purchase of property and equipment                            (26,597)      (352,936)
                                                             --------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         134,945       (352,936)
                                                             --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on short-term borrowings                         -       (300,000)
  Principal payments on long-term borrowings                    (80,191)       (15,280)
  Proceeds from the exercise of stock options                         -         69,750
                                                             --------------------------
     NET CASH USED IN FINANCING ACTIVITIES                      (80,191)      (245,530)
                                                             --------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       548,888       (220,965)
Cash and cash equivalents, beginning of period                  656,299        347,876
                                                             --------------------------
Cash and cash equivalents, end of period                     $1,205,187       $126,911
                                                             ==========================
Supplemental cash flows information:
  Operating activities include cash payments for interest
   and income taxes as follows:
     Interest paid                                              $64,205        $50,599
     Income taxes paid                                          $12,400       $130,260

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

  BASIS OF CONSOLIDATION AND PRESENTATION

        The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V., and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 1999.

        The condensed consolidated balance sheet as of August 31, 1999 and the condensed consolidated statements of operations and cash flows for the three month periods ended August 31, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

         A   summary  of  the  Company's  significant  accounting
  policies follows:

  CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments and repurchase agreements with maturities of three months or less at the date of purchase to be cash and cash equivalents.

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

        A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards. The realization of the Company's deferred tax asset is dependent on future taxable earnings of the Company. The realization of the Company's deferred tax asset is reviewed by management on a periodic basis to determine whether estimated allowances are required based on future operating projections.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

        The Company has adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee. This statement provides guidance on the financial reporting for start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998, though earlier adoption is encouraged. The adoption of this statement did not have a significant impact on its consolidated financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 2000. This statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. Management believes that this standard will not have a material impact on its consolidated financial statements.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                       August 31,      May 31,
                                         1999           1999
                                     ------------   -----------
       Raw materials                   $1,942,393    $1,777,212
       Work in process                    186,747       346,761
       Finished goods                   2,550,160     2,989,409
                                     ------------   -----------
                                        4,679,300     5,113,382
       Less inventory reserves            375,000       325,000
                                     ------------   -----------
                                       $4,304,300    $4,788,382
                                     ============   ===========


NOTE 3 - SHORT-TERM BORROWINGS

     The Company has a $1.0 million line of credit agreement with a bank which matures on October 31, 1999. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.00% at August 31, 1999) plus one per cent. This line of credit facility is cross- collateralized with a $1.8 million note and a $500,000 note (collectively the "Facilities) (see Note 4). The facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the Facilities. There were no borrowings outstanding under the line of credit at August 31, 1999 and May 31, 1999. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement. At August 31, 1999, the Company was in compliance with its covenants as calculated on a quarterly basis. However, at May 31, 1999, the Company was in violation of certain of the covenants as calculated on an annual basis. As a result of the violations, the Company agreed to relinquish its rights to borrow under the line of credit, without the express written consent of the bank, through the maturity date of the line of credit. The bank has granted the Company a formal waiver of default regarding the covenants associated with the Facilities through the Company's fiscal year ending May 31, 2000.

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt consists of the following:


                                                          August 31,        May 31,
                                                             1999            1999
                                                        -------------   -------------
Note payable to a bank in monthly installments of
 $18,118 including interest of 8.87% through
 October 2002 with a balloon payment of
 approximately $1,450,000 due November 2002,
 secured by a first deed of trust on the Company's
 headquarters in Las Vegas, Nevada and a first
 security interest on all Company assets (see Note 3).    $1,692,874      $1,709,443

Note payable to a bank in monthly principal
 installments of $13,889 plus interest at 9.75%
 through July 2001 with a balloon payment of
 approximately $42,000 due August 2001, secured by
 a first deed of trust on the Company's
 headquarters in Las Vegas, Nevada and a first
 security interest on all Company assets (see Note 3).       361,112         402,779

Capital lease obligation payable for equipment,
 variable interest (approximately 8.5% at August
 31, 1999), payable in monthly installments of
 approximately $12,250 through March 2006,
 collateralized by a second security interest on
 principally all Company assets.                             749,000         769,660

Note payable to mortgage company, collateralized by
 real estate, interest at 9.5%, with principal and
 interest payments of $450 due monthly through 2001.          10,268          11,563
                                                        -------------   -------------
                                                           2,813,254       2,893,445
    Less current portion                                     332,621         329,201
                                                        -------------   -------------
                                                          $2,480,633      $2,564,244
                                                        =============   =============

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

      The following table provides a reconciliation of basic and diluted earnings/loss per share as required by SFAS No. 128, "Earnings per Share":


                                                                  Dilutive
                                                                    Stock
                                                      Basic        Options       Diluted
                                                   -----------   -----------    ----------
For the 3 month period ended August 31, 1999
----------------------------------------------
Net income                                            $19,584                     $19,584
Weighted average shares                             3,455,757        38,372     3,494,129
Per share amount                                        $0.01                       $0.01

For the 3 month period ended August 31, 1998
----------------------------------------------
Net loss                                           ($298,187)                   ($298,187)
Weighted average shares                            3,472,649              -     3,472,649
Per share amount                                      ($0.09)                      ($0.09)


     Dilutive stock options for the three months ended August 31, 1998 (400,950) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

      The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the three months ended August 31, 1999. These outstanding antidilutive options for the three months ended August 31, 1999 and 1998 were 533,000 and 453,750, respectively.

NOTE 6 - BUSINESS SEGMENTS

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

          PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - BUSINESS SEGMENTS  (CONTINUED)

      Sale  of  Gaming Supply Products to New Casino  Openings  B
Significant sales of products to casinos which opened during the fiscal year, the majority of which sales are not replaced on a regular, recurring basis.

      Sale  of  Gaming Supply Products to Established  Casinos  B
Sales  of products to casino customers which had opened prior  to
the   fiscal  year  and  are  principally  considered   on-going,
recurring sales.

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

      The table below presents information about the reported operating income of the Company for the three-month periods ended August 31, 1999 and 1998. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

1999                         Product Sales B          Product Sales B         Consolidated
                            New Casino Openings      Established Casinos        Totals

                           -------------------------------------------------------------
Revenues                   $       1,517,541       $       4,839,035       $  6,356,576
Operating income (loss)    $         222,398       $        (232,080)      $     (9,682)
                           -------------------------------------------------------------

1998
Revenues                   $               -       $       5,698,409       $  5,698,409
Operating income (loss)    $        (172,279)      $        (245,464)      $   (417,743)
                           -------------------------------------------------------------


Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three-month periods ended August 31, 1999 and 1998, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income
(loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

      Paul-Son is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico, and sales offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; Fort Lauderdale, Florida; Gulfport, Mississippi; Portland, Oregon; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States.

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31,
1999 AND AUGUST 31, 1998

      REVENUES. For the three months ended August 31, 1999, revenues were approximately $6.4 million, an increase of approximately $658,000, or 12%, versus revenues of approximately $5.7 million for the three months ended August 31, 1998. The increase in revenues for the 1999 period was caused principally by an increase in new casino openings during the three months ended August 31, 1999, as compared to the three months ended August 31, 1998. These new casino openings were primarily responsible for an increase in casino chip and furniture sales of approximately $775,000 versus the prior year. Additionally, recurring sales of casino dice and layouts both increased by approximately $75,000 versus the prior year quarter. These increases were offset, in part, by decreases in the sales of playing cards and table game accessories for the quarter ended August 31, 1999 of approximately $115,000 and $160,000, respectively, versus the same 1998 quarterly period. Sales of products manufactured by the Company totaled approximately $4.9 million in the 1999 period versus approximately $4.2 million in the same period of the prior year.

      COST OF REVENUES. Cost of revenues, as a percentage of sales, improved to 74.7% for the three months ended August 31, 1999 as compared to 77.1% for the three months ended August 31, 1998. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased to approximately 78% of total sales in the 1999 quarter versus 74% in the prior year three-month period. Additionally, the Company reduced certain payroll related fixed manufacturing overhead costs in the latter part of the fiscal year ended May 31, 1999.

      GROSS  PROFIT.   Gross profit for the  three  months  ended
August 31, 1999 increased in absolute dollars by approximately $305,000 from the comparable period in the prior year as a result of the aforementioned increase in revenues and the aforementioned improvement in the gross margin percentage from 22.9% in the 1998 quarter to 25.3% in the 1999 quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended August 31, 1999, selling, general
and     administrative     ("SG&A")       expenses      decreased
approximately $103,000 or 6%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs which occurred in the latter part of fiscal 1999.

      INTEREST EXPENSE. For the three months ended August 31, 1999, interest expense increased to approximately $64,000 from approximately $51,000 in the 1998 period. This increase was due to the acquisition of a $500,000 note in November 1998 and a $790,000 capital lease acquired in February 1999. The incremental interest from these recent financings was offset, in part, by reductions in interest due to a reduction in average borrowings outstanding under the Company's line of credit from approximately $700,000 in the 1998 quarterly period to $0 in the similar 1999 quarter.

      OTHER INCOME. For the three months ended August 31, 1999, other income increased to approximately $104,000 from approximately $10,000 in the 1998 period. This increase was caused principally from gains on the sale of certain non-operating Company assets in the 1999 period.

      NET INCOME (LOSS). For the three months ended August 31, 1999 the Company generated net income of approximately $20,000, an improvement of approximately $318,000 from the net loss of approximately $298,000 for the quarter ended August 31, 1998. This improvement was primarily due to the aforementioned increase in revenues and other income, the aforementioned improvement in gross profit margin percentage and the decrease in SG&A expenses. Net income per diluted share was $.01 for the three months ended August 31, 1999 as compared to a net loss per diluted share of $.09 per share for the three months ended August 31, 1998.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short-term basis. On a long-term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing.

     WORKING CAPITAL.  Working capital totaled approximately $7.0 million at August 31, 1999, an increase of approximately $238,000 in working capital from approximately $6.8 million in working capital at May 31, 1999.

      CASH FLOW. Operating activities provided approximately $494,000 in cash during the three months ended August 31, 1999, as compared to operating cash provided of approximately $378,000 during the same period in the prior year. The primary operational sources of cash during the period were related to collections on accounts receivable balances of approximately

$560,000 and reductions of inventories of approximately $434,000. These sources of cash were offset, in part, by cash used to reduce balances in accounts payable, accrued expenses and customer deposits of approximately $888,000. Overall the Company experienced an increase in cash of approximately $549,000.

      LINE OF CREDIT. The Company maintains a line of credit (the "Line of Credit") with Norwest Bank of Nevada ("Norwest") which, under the terms of the agreement, allows the Company to borrow up to $1.0 million. The Line of Credit matures on October 31, 1999. As of August 31, 1999, no advances were outstanding under the Line of Credit. The Line of Credit is collateralized by a first priority security interest on certain Company-owned real estate and substantially all of Paul-Son Supplies' assets including accounts receivable, inventory, furniture, fixtures and equipment. The Line of Credit bears interest at Norwest's prime rate (8.0% at August 31, 1999) plus 1%.

      The Line of Credit, as well as certain other cross-collateralized term loans outstanding with Norwest, contains restrictive covenants. Specifically, the Company has agreed to have annual profitability of at least $250,000, have an annual tangible net worth (stockholders' equity less intangible assets and amounts due from, and investments in, related parties) of at least $14 million and maintain a quarterly debt to tangible net worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1 and a minimum quarterly cash flow ratio, as defined in the agreement. At August 31, 1999, the Company was in compliance with its covenants as calculated on a quarterly basis. However, at May 31, 1999, the Company was in violation of certain covenants as calculated on an annual basis. As a result of the violations at May 31, 1999, the Company agreed to relinquish its rights to borrow under the Line of Credit, without the express written consent of Norwest, through the maturity date of the Line of Credit.

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

      STOCK REPURCHASE PROGRAM. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of October 12, 1999, the Company had repurchased 4,000 shares on the open market at a total cost of approximately $21,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued or adopted accounting standards and their expected impact on the Company's condensed consolidated financial statements.

     YEAR 2000 PROJECT. The Company has conducted a review of its computer systems to identify those areas that could be affected by year 2000 issues, and is nearing completion of updating many of its existing systems to improve overall business performance and to accommodate business for the year 2000. However, given the inherent risks for this project and the resources required, the timing and costs involved may, although it is not anticipated to, differ materially from that anticipated by the Company. Management believes that the Company's critical systems will be remediated by December 31, 1999. The Company's overall estimated status for the Company for the year 2000 issues at August 31, 1999 shows identification of potential problems at 100% complete, assessment at 100% complete and testing at 95% complete.

      The Company believes that there will be no material adverse impact on its production capabilities, processes or other operational departments reliant on computer systems resulting from the year 2000 issues. The Company also believes that there will be no material impact from the year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain risks exist relative to the non-compliance of third parties with operational significance to the Company, such as key suppliers to its manufacturing operations in Mexico. Although management believes the conversion process will be completed by December 31, 1999, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The Company is continuing its development of a contingency plan should planned corrections or third party compliance to year 2000 issues prove unsuccessful. The Company's contingency plan is expected to be developed by December 31, 1999.

      The estimated costs directly or indirectly associated with the conversion project is currently expected to total less than $125,000. As of October 12, 1999, the Company has incurred approximately $100,000 of costs or capital expenditures as a result of the Year 2000 issue implementation.

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

      For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 1999, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

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


                             PAUL-SON GAMING CORPORATION


Date:  October 14, 1999      By:  /s/ Eric P. Endy
                                 --------------------------------
                                  Eric P. Endy, Chairman of the
                                   Board and Chief Executive
                                   Officer (Duly Authorized
                                   Officer)


Date:  October 14, 1999      By:  /s/ John M. Garner
                                 --------------------------------
                                  John M. Garner, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                          EXHIBIT INDEX

  Exhibit
  NUMBER    DESCRIPTION                                    PAGE
  --------  -----------                                    ----

   27.01    Financial Data Schedule                         20

                          EXHIBIT 27.01