Form 10-Q
period 1999-11-30
PAUL SON GAMING CORP
filed 2000-01-14
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 1999 ------------------------

OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from:	-----------------------	to	------------------------

Commission file number:	0-23588 ----------

PAUL-SON GAMING CORPORATION ---------------------------------------------------
(Exact name of registrant as specified in its charter)

NEVADA -------------	88-0310433 ----------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada -----------------------------------------------------	89102 ---------
(Address of principal executive offices)	(Zip Code)

(702) 384-2425 -------------------
(Registrant's telephone number, including area code)

Not Applicable -------------------
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

YES	X ------	NO	------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,452,757 shares of Common Stock, $0.01 par value as of January 13, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1999 and MAY 31, 1999 (unaudited)

ASSETS
	NOVEMBER 30, 1999 --------------------------	MAY 31, 1999 --------------------------
CURRENT ASSETS
Cash and cash equivalents	$ 2,703,067	$ 656,299
Trade receivables, less allowance for doubtful accounts
of $404,000 and $400,000	2,182,287	3,909,732
Inventories, net	4,293,299	4,788,382
Prepaid expenses	199,692	174,664
Other current assets	85,504 --------------------------	232,431 --------------------------
Total current assets	9,463,849 --------------------------	9,761,508 --------------------------
PROPERTY AND EQUIPMENT, net	8,992,965 --------------------------	9,416,656 --------------------------
DEFERRED TAX ASSET	- --------------------------	568,000 --------------------------
OTHER ASSETS	617,229 --------------------------	382,153 --------------------------
	$19,074,043 ===============	$20,128,317 ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$ 335,500	$ 329,201
Accounts payable	1,143,637	1,641,419
Accrued expenses	743,719	508,426
Customer deposits	931,771	479,936
Income taxes payable	80,613 --------------------------	49,298 --------------------------
Total current liabilities	3,235,240 --------------------------	3,008,280 --------------------------
LONG-TERM DEBT, net of current maturities	2,404,091 --------------------------	2,564,244 --------------------------
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,477,050 shares as of November 30, 1999 and May 31, 1999	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
(Accumulated deficit) retained earnings	(68,231)	1,041,591
Less: Treasury stock, at cost, 23,293 and 21,293 shares	(184,764) --------------------------	(173,505) --------------------------
	13,434,712 --------------------------	14,555,793 --------------------------
	$19,074,043 ===============	$20,128,317 ===============

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED NOVEMBER 30, ----------------------------------		SIX MONTHS ENDED NOVEMBER 30, -------------------------------
	1999	1998	1999	1998
Revenues	$4,906,238	$5,466,639	$11,262,814	$11,165,048
Cost of revenues	3,827,457 -------------------------	4,203,890 ------------------------	8,574,021 ----------------------------	8,597,249 ----------------------------------
Gross profit	1,078,781	1,262,749	2,688,793	2,567,799
Selling, general and administrative expenses	1,634,786 -------------------------	1,660,478 ------------------------	3,254,480 ----------------------------	3,383,271 ----------------------------------
Operating loss	(556,005)	(397,729)	(565,687)	(815,472)
Other income	46,405	6,635	150,876	16,228
Interest expense	(62,806) -------------------------	(57,917) ------------------------	(127,011) ----------------------------	(108,516) ----------------------------------
Loss before income taxes	(572,406)	(449,011)	(541,822)	(907,760)
Income tax (provision) benefit	(557,000) -------------------------	156,438 ------------------------	(568,000) ----------------------------	317,000 ----------------------------------
Net loss	($1,129,406) ============	($292,573) ============	($1,109,822) ==============	($590,760) =================
Loss per share:
Basic	($0.33) ============	($0.08) ============	($0.32) ==============	($0.17) =================
Diluted	($0.33) ============	($0.08) ============	($0.32) ==============	($0.17) =================

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED NOVEMBER 30,
	1999	1998
Cash Flows from Operating Activities
Net loss	$ (1,109,822)	$ (590,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	502,779	533,338
Provision for doubtful accounts	100,589	120,000
Provision for inventory obsolescence	150,000	-
(Gain) loss on sale/disposal of assets	(122,783)	4,798
Change in operating assets and liabilities:
Accounts receivable	1,626,856	2,602,863
Inventories	345,083	352,552
Other current assets	121,899	138,995
Other assets	(247,679)	16,576
Deferred tax asset	568,000	(384,832)
Accounts payable and accrued expenses	(262,489)	(1,197,126)
Bank overdraft	-	(431,380)
Income taxes payable	31,315	-
Customer deposits	451,835 -------------------------	(205,588) --------------------
Net cash provided by operating activities	2,155,583 -------------------------	959,436 --------------------
Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	249,069	3,000
Purchase of property and equipment	(192,771) -------------------------	(653,372) --------------------
Net cash provided by (used in) investing activities	56,298 -------------------------	(650,372) --------------------
Cash Flows from Financing Activities
Principal payments on short-term borrowings	-	(550,000)
Proceeds from long-term borrowings	-	500,000
Principal payments on long-term borrowings	(153,854)	(45,281)
Purchases of treasury stock	(11,259)	(9,515)
Proceeds from the exercise of stock options	- -------------------------	77,250 --------------------
Net cash used in financing activities	(165,113) -------------------------	(27,546) --------------------
Net increase in cash and cash equivalents	2,046,768	281,518
Cash and cash equivalents, beginning of period	656,299 -------------------------	347,876 --------------------
Cash and cash equivalents, end of period	$ 2,703,067 ==============	$ 629,394 ==========

Supplemental cash flows information: Operating activities include cash payments for interest and income taxes as follows: Interest paid Income taxes paid	$ 127,011 $ 12,400	$ 108,516 $ 145,568

See notes to condensed consolidated financial statements

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

          The condensed consolidated balance sheet as of November 30, 1999 and statements of operations and cash flows for the three and six-month periods ended November 30, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

Property and Equipment

          Property and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements Furniture and equipment Vehicles	18-27 5-10 5-7

Other Assets

          Included in other assets are goodwill, which is being amortized on a straight-line basis over 20 years, and patent rights, which are being amortized over the life of the patent.

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

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
             (continued)

          A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not.

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

Recently Issued Accounting Standards

          The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. Management believes that this standard will not have a material impact on its consolidated financial statements.

NOTE 2 - INVENTORIES

          Inventories consist of the following:

	November 30, 1999	May 31, 1999
Raw materials	$1,589,031	$1,777,212
Work in process	157,735	346,761
Finished goods	3,021,533 ----------------------	2,989,409 ----------------------
	4,768,299	5.113.382
Less inventory reserves	475,000 ----------------------	325,000 ----------------------
	$4,293,299 ==============	$4,788,382 ==============

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - SHORT-TERM BORROWINGS

          Until its maturity date of October 31, 1999, the Company had a $1.0 million line of credit agreement with a bank. Interest accrued on outstanding borrowings at the bank's prime rate of interest plus one percent. The bank did not renew this line of credit facility at October 31, 1999. The line of credit facility was cross-collateralized with other notes payable to the bank (see Note 4). The former line of credit, as well as the other notes payable to the bank, are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the notes payable to the bank. No borrowings existed under the line of credit at November 30, 1999 and at May 31, 1999. The notes payable to the bank contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement. As of May 31, 1999, the Company was in violation of certain of its covenants, for which the bank has granted the Company a formal waiver of default regarding the violated covenants through the fiscal year ending May 31, 2000. If the Company continues to be in violation of its covenants at May 31, 2000, the Bank may pursue the default remedies provided under the terms of the notes payable. As of November 30, 1999, the Company believed it was in compliance with its quarterly ratios.

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt consists of the following:

	November 30, 1999	May 31, 1999
Note payable to a bank in monthly installments of $18,118 including interest of 8.87% through October 2002 with a balloon payment of approximately $1,450,000 due November 2002, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets	$1,677,629	$1,709,443
Note payable to a bank in monthly principal installments of $13,889 plus interest at 9.75% due August 2001, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets	319,445	402,779
Capital lease obligation payable for equipment, variable interest (approximately 8.5% at November 30, 1999), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	733,568	769,660

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (continued)
Notes payable to mortgage company, collateralized by real estate, interest at 9.5%, with principal and interest payments of approximately $400 due monthly through 2001	8,949 ----------------	11,563 --------------
	2,739,591	2,893,445
Less current portion	335,500 ----------------	329,201 --------------
	$2,404,091 ==========	$2,564,244 =========

NOTE 5 - EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 3 month period ending November 30, 1999
Net loss	($1,129,406)		($1,129,406)
Weighted Average Shares	3,454,537	-	3,454,537
Per Share Amount	($0.33)		($0.33)

For the 3 month period ending November 30, 1998
Net loss	($292,573)		($292,573)
Weighted Average Shares	3,474,830	-	3,474,830
Per Share Amount	($0.08)		($0.08)

	Basic	Dilutive Stock Options	Diluted
For the 6 month period ending November 30, 1999
Net loss	($1,109,822)		($1,109,822)
Weighted Average Shares	3,455,150	-	3,455,150
Per Share Amount	($0.32)		($0.32)

For the 6 month period ending November 30, 1998
Net loss	($590,760)		($590,760)
Weighted Average Shares	3,473,732	-	3,473,732
Per Share Amount	($0.17)		($0.17)

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - EARNINGS PER SHARE (continued)

          Dilutive stock options for the six months ended November 30, 1999 (111,000) and November 30, 1998 (111,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

          The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective six-month periods. These outstanding, antidilutive options for the six months ended November 30, 1999 and 1998 were 534,750 and 623,250, respectively.

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

    Sale of Gaming Supply Products to New Casino Openings - Significant sales of products to casinos which opened during the fiscal year, the majority of which sales are not replaced on a regular, recurring basis.

    Sale of Gaming Supply Products to Established Casinos - Sales of products to casino customers which had opened prior to the fiscal year and are principally considered on-going, recurring sales.

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

          The table below presents information about the reported operating income of the Company for the three and six-month periods ended November 30, 1999 and 1998. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - BUSINESS SEGMENTS (continued)
Three months ended November 30, 1999	Product Sales - New Casino Openings	Product Sales - Established Casinos	Consolidated Totals
Revenues	$-	$4,906,238	$4,906,238
Operating income (loss)	$(163,479)	$(392,526)	$(556,005)

Three months ended November 30, 1998
Revenues	$758,792	$4,707,847	$5,466,639
Operating loss	$9,232	$(406,961)	$(397,729)

Six months ended November 30, 1999
Revenues	$1,517,541	$9,745,273	$11,262,814
Operating income (loss)	$58,919	$(624,606)	$(565,687)

Six months ended November 30, 1998
Revenues	$758,792	$10,406,256	$11,165,048
Operating loss	$(163,046)	$(652,426)	$(815,472)

          Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the six-month periods ended November 30, 1999 and 1998, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income (loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

NOTE 7 - INCOME TAXES

          Based on a review of operating results for the three months ended November 30, 1999, the Company decided to record an allowance of $557,000 in the form of an income tax provision against certain future tax benefits, the realization of which are currently uncertain. The deferred tax benefits are primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions.

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

Comparison of Operations for the Three Months Ended November 30, 1999 and November 30, 1998

          Revenues. For the three months ended November 30, 1999, revenues were approximately $4.9 million, a decrease of approximately $560,000, or 10.2%, versus revenues of approximately $5.5 million for the three months ended November 30, 1998. The decrease in revenues for the 1999 period was caused principally by a decrease in sales of table furniture (i.e. casino gaming tables and seating equipment) of approximately $600,000. This occurred due to an absence of any significant, new casino openings during the three months ended November 30, 1999. In the prior fiscal year three-month period, the Company sold a large volume of casino gaming tables to a newly opened casino. Certain other products sold by the Company (i.e. dice, chips and layouts) experienced modest increases in sales versus the prior year period. These increases were offset by a decline in casino playing card sales as compared to the prior year three month period ended November 30, 1998. Sales of products manufactured by the Company totaled approximately $4.0 million in both 1999 and 1998 periods.

          Cost of Revenues. Cost of revenues, as a percentage of sales, increased to 78.0% for the three months ended November 30, 1999 as compared to 76.9% for the three months ended November 30, 1998. This slight decline in the gross margin occurred due to the lower volume of sales and production during the 1999 period, which caused an underabsorption of fixed manufacturing overhead expenses.

          Gross Profit. Gross profit for the three months ended November 30, 1999 decreased in absolute dollars by approximately $184,000 from the comparable period in the prior year as a result of the aforementioned lower revenues and the aforementioned higher cost of revenues as a percentage of sales from 76.9% in the 1998 period to 78.0% in the 1999 period.

          Selling, General and Administrative Expenses. For the three months ended November 30, 1999, selling, general and administrative ("SG&A") expenses decreased approximately $25,000 or 1.5%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs offset, in part, by increases in costs related to the development of the Company's non-gaming division.

          Other Income. For the three months ended November 30, 1999, other income increased to approximately $46,000 from approximately $7,000 in the 1998 period. This increase was caused principally by gains on the sale of certain non-operating assets during the quarter ended November 30, 1999.

          Interest Expense. For the three months ended November 30, 1999, interest expense increased to approximately $63,000 from approximately $58,000 in the 1998 period. This slight increase was due principally to the acquisition of $500,000 of debt in October 1998 and the acquisition of a $790,000 capital lease obligation in March 1999 offset, in part, by a reduction in the 1999 period of average outstanding borrowings of approximately $700,000 under the Company's former line of credit facility.

          Income Taxes. For the three months ended November 30, 1999, the Company recorded a tax provision of $557,000 compared to recording a tax benefit of approximately $156,000 in the three months ended November 30, 1998. The Company recorded the 1999 quarterly period tax provision due to current uncertainties related to the realizability of previously recorded future tax benefits.

          Net Loss. For the three months ended November 30, 1999 the Company's net loss was approximately $1,129,000, a decline in net operating results of approximately $836,000 from the net loss of approximately $293,000 for the quarter ended November 30, 1998. This decline in net operating results was primarily due to the aforementioned decrease in revenues, gross profit margin percentages and the recording of the income tax provision offset, in part, by the slight improvement in SG&A expenses and the increase in other income. Net loss per diluted share was $.33 for the three months ended November 30, 1999 as compared to a net loss per diluted share of $.08 for the three months ended November 30, 1998.

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

Comparison of Operations for the Six Months Ended November 30, 1999 and November 30, 1998

          Revenues. For the six months ended November 30, 1999 revenues totaled approximately $11.3 million, an approximately 1% increase over the approximately $11.2 million of revenues in the 1998 period. The increase in revenues for the 1999 period was due principally to an increase in sales of casino chips during the 1999 period of approximately $500,000 offset, in part, by a decrease in sales of non-manufactured, distributed products, such as furniture and seating accessories, of approximately $400,000. The improvement in chip sales was due primarily to an increase in significant new casino openings in the 1999 period versus the 1998 period. Other products manufactured by the Company, including dice and layouts, experienced modest growth in the 1999 period, which was offset by a decline in sales of casino playing cards manufactured by the Company. Sales of products manufactured by the Company totaled approximately $8.8 million in the 1999 period, compared to approximately $8.2 million in the same period of the prior year.

          Cost of Revenues. Cost of revenues, as a percentage of sales, decreased to 76.1% for the six-month period ended November 30, 1999 as compared to 77.0% for the six months ended November 30, 1998. This slight improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally playing cards, casino chips, dice and table layouts) increased by approximately $600,000 over the prior year period.

          Gross Profit. Gross profit for the six months ended November 30, 1999 increased in absolute dollars by approximately $121,000 over the comparable period in the prior year. This improvement was primarily a result of the aforementioned marginal improvements in revenues and the cost of revenues as a percentage of sales in the 1999 period versus the 1998 period.

          Selling, General and Administrative Expenses. For the six months ended November 30, 1999, SG&A expenses decreased approximately $129,000, or 4%, to approximately $3.3 million as compared to approximately $3.4 million in the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel costs from the Company's gaming division offset, in part, by an increase in personnel related costs from the development of the Company's non-gaming division.

          Other Income. For the six months ended November 30, 1999, other income increased to approximately $151,000 from approximately $16,000 in the 1998 period. This increase was caused principally by the gain on the sale of certain non-operating assets during the six months ended November 30, 1999, as compared to the comparable 1998 period.

          Interest Expense. For the six months ended November 30, 1999, interest expense increased to approximately $127,000, from approximately $109,000 in the 1998 period. This increase was due principally to the acquisition of $500,000 of debt in October 1998, and the acquisition of a $790,000 capital lease obligation in March 1999 offset, in part, by a decrease in average outstanding borrowings of approximately $700,000 under the Company's former line of credit facility.

          Income Taxes. For the six months ended November 30, 1999, the Company recorded a tax provision of $568,000 compared to recording a tax benefit of approximately $317,000 in the six-month period ended November 30, 1998. The Company recorded the tax provision due to the current uncertainty related to the realizability of previously recorded future tax benefits.

          Net Loss. For the six months ended November 30, 1999 the Company sustained a net loss of approximately $1,110,000, versus a net loss of approximately $591,000 in the comparable prior year period. This decline in net operating results was primarily due to the aforementioned decrease in revenues and the recording of the income tax provision offset, in part, by the aforementioned slight improvement in SG&A expenses, gross margin percentages and the increase in other income. The net loss per diluted share was $.32 for the six months ended November 30, 1999 as compared to a net loss per diluted share of $.17 for the six months ended November 30, 1998.

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

          Working Capital. Working capital totaled approximately $6.2 million at November 30, 1999, a decrease of approximately $600,000 in working capital from approximately $6.8 million in working capital at May 31, 1999.

          Cash Flow. Operating activities provided approximately $2.2 million in cash during the six months ended November 30, 1999, as compared to cash provided of approximately $1.0 million during the same period in the prior year. The primary operational sources of cash during the period were related to collections on accounts receivable balances of approximately $1.6 million, reductions of inventories of approximately $350,000 and an increase in customer deposits received of approximately $450,000. These sources of cash were offset, in part, by cash used to reduce balances in accounts payable and accrued expenses of approximately $250,000. Overall, the Company experienced an increase in cash of approximately $2.0 million during the six months ended November 30, 1999.

          Line of Credit. On October 31, 1999, the Company's line of credit with Norwest Bank of Nevada, now Wells Fargo Bank (the "Bank"), which allowed the Company to borrow up to $1.0 million matured and was not renewed. At maturity, no advances were outstanding under the line of credit.

          Bank Notes. The Company has two notes payable (the "Bank Notes") to the Bank in the principal amount of approximately $2 million. The Bank Notes are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies.

          Under the terms of the Bank Notes, the Company has agreed to comply with certain financial covenants and ratios which are primarily calculated on an annual basis. Specifically, the Company has agreed to have annual profitability of at least $250,000, have an annual tangible net worth (stockholders' equity less intangible assets and amounts due from, and investments in, related parties) of at least $14 million and maintain a quarterly debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1, and quarterly cash flow ratios. As of May 31, 1999, the Company was in violation of certain of its covenants, for which the Bank has granted the Company a formal waiver of default regarding the violated covenants through the fiscal year ending May 31, 2000. If the Company continues to be in violation of its covenants at May 31, 2000, the Company may be required to refinance the Bank Notes through another lender. As of November 30, 1999, the Company believes it was in compliance with the quarterly ratios.

          Capital Lease Obligation. In March 1999, the Company leased certain equipment for its manufacturing operations. The lease terms require, among other things, total monthly payments of approximately $12,250 for a non-cancelable period of 84 months. The obligation is collateralized by a second priority security interest in substantially all the Company's assets. The obligation bears interest at a variable rate (approximately 8.5% at November 30, 1999).

          Stock Repurchase Program. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of January 13, 2000, the Company had repurchased 5,000 shares on the open market at a total cost of approximately $21,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

          Recently Issued and Adopted Accounting Standard. The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. Management believes that this standard will not have a material impact on its consolidated financial statements.

          Year 2000 Project. The Company conducted a review of its computer systems to identify areas that could be affected by year 2000 issues and completed updating many of its existing systems to improve overall business performance and to accommodate business for the year 2000. Management believes that the Company's critical systems were remediated as of December 31, 1999.

          The Company believes that no material adverse impact has occurred on its production capabilities, processes or other operational departments reliant on computer systems resulting from the year 2000 issues. The Company also believes that there is no material impact from the year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain ongoing risks exist relative to the non-compliance of third parties with operational significance to the Company, such as key suppliers to its manufacturing operations in Mexico. Although management believes the conversion process has been completed, there can be no assurance that the Company will not be adversely impacted in the future by Year 2000 issues.

          As of January 13, 2000, the Company has incurred approximately $100,000 of costs or capital expenditures as a result of the Year 2000 issue implementation.

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

          Note: Dollar amounts have been rounded for narrative purposes while the percentages were calculated using actual amounts.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders on November 11, 1999, to elect the following directors:

Name of Director	For	Against	Abstain
Eric P. Endy Richard W. Scott	3,270,514 3,270,514	114,415 114,415	0 0

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

Exhibit No.	Description
27.01	Financial Data Schedule

          (b)     Reports on Form 8-K

                                                                           None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: January 13, 2000	By:	/s/ Eric P. Endy ---------------------------------------------
Eric P. Endy, Chief Executive Officer (Duly Authorized Officer)

Date: January 13, 2000	By:	/s/ John M. Garner ---------------------------------------------
John M. Garner, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description	Page
27.01	Financial Data Schedule	20