Form 10-Q
period 2000-02-29
PAUL SON GAMING CORP
filed 2000-04-14
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	February 29, 2000 __________________________________________
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from:	__________________	to	_________________

Commission file number:	0-23588 ______________________________________________
PAUL-SON GAMING CORPORATION _____________________________________________________________________________
(Exact name of registrant as specified in its charter)

NEVADA __________________________________	88-0310433 ______________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada 89102 _____________________________________________________________________________
(Address of principal executive offices) (Zip Code)

(702) 384-2425 _____________________________________________________________________________
(Registrant's telephone number, including area code)

Not Applicable _____________________________________________________________________________
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

YES	X ___	NO	___

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              3,452,757 shares of Common Stock, $0.01 par value, as of April 13, 2000

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

FEBRUARY 29, 2000 and MAY 31, 1999

ASSETS
	FEBRUARY 29, 2000 _________________	MAY 31, 1999 ________________
CURRENT ASSETS
Cash and cash equivalents	$ 2,282,436	$ 656,299
Trade receivables, less allowance for doubtful accounts
of $448,000 and $400,000	2,510,965	3,909,732
Inventories, net	4,330,195	4,788,382
Prepaid expenses	103,514	174,664
Other current assets	88,144 ___________________	232,431 ________________
Total current assets	9,315,254	9,761,508
PROPERTY AND EQUIPMENT, net	8,738,232	9,416,656
DEFERRED TAX ASSET	-	568,000
OTHER ASSETS	598,338 ___________________	382,153 ________________
	$18,651,824 ==================	$20,128,317 ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$ 338,889	$ 329,201
Accounts payable	1,416,825	1,641,419
Accrued expenses	721,224	508,426
Customer deposits	297,930	479,936
Income taxes payable	10,304 ___________________	49,298 ________________
Total current liabilities	2,785,172 ___________________	3,008,280 ________________
LONG-TERM DEBT, net of current maturities	2,318,170 ___________________	2,564,244 ________________
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares,
$.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares,
$.01 par value, issued: 3,477,050 shares
as of February 29, 2000 and May 31, 1999	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Retained earnings	49,505	1,041,591
Less: Treasury stock, at cost, 24,293 and 21,293 shares	(188,730) ___________________	(173,505) ________________
	13,548,482 ___________________	14,555,793 ________________
	$18,651,824 ==================	$20,128,317 ===============

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED FEBRUARY 29 AND FEBRUARY 28, ______________________________________		NINE MONTHS ENDED FEBRUARY 29 AND FEBRUARY 28, ___________________________________
	2000 ________________	1999 _______________	2000 ________________	1999 _______________
Revenues	$6,332,524	$6,023,069	$17,595,338	$17,188,117
Cost of revenues	4,607,225 ________________	4,694,177 ________________	13,181,246 ________________	13,291,426 _______________
Gross profit	1,725,299	1,328,892	4,414,092	3,896,691
Selling, general and
administrative expenses	1,566,917 ________________	1,759,428 ________________	4,821,397 ________________	5,142,699 _______________
Operating income (loss)	158,382	(430,536)	(407,305)	(1,246,008)
Other income	19,558	367,299	170,434	383,527
Interest expense	(60,204) ________________	(53,831) ________________	(187,215) ________________	(162,347) _______________
Income (loss) before income taxes	117,736	(117,068)	(424,086)	(1,024,828)
Income tax (expense) benefit	- ________________	- ________________	(568,000) ________________	317,000 _______________
Net income (loss)	$117,736 ================	($117,068) ================	($992,086) ================	($707,828) ===============

Income (loss) per share:
Basic	$0.03	($0.03)	($0.29)	($0.20)
Diluted	$0.03	($0.03)	($0.29)	($0.20)

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED FEBRUARY 29 AND FEBRUARY 28,
	2000 ___________________	1999 _________________
Cash Flows from Operating Activities
Net loss	$(992,086)	$(707,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	770,690	810,396
Provision for doubtful accounts	185,589	120,000
Provision for inventory obsolescence	250,000	-
(Gain) loss on sale/disposal of assets	(122,688)	(337,307)
Change in operating assets and liabilities:
Accounts receivable	1,213,178	1,960,975
Inventories	208,187	253,006
Other current assets	215,437	(33,914)
Income tax benefit receivable	-	786,463
Other assets	(247,589)	(9,400)
Deferred tax asset	568,000	(317,000)
Accounts payable and accrued expenses	(11,796)	(985,131)
Bank overdraft	-	(431,380)
Income taxes payable	(38,994)	-
Customer deposits	(182,006) __________________	(135,385) _________________
Net cash provided by operating activities	1,815,922 __________________	973,495 _________________
Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	249,069	632,165
Purchase of property and equipment	(187,243) __________________	(814,765) _________________
Net cash provided by (used in) investing activities	61,826 __________________	(182,600) _________________
Cash Flows from Financing Activities
Principal payments on short-term borrowings	-	(850,000)
Proceeds from long-term borrowings	-	500,000
Principal payments on long-term borrowings	(236,386)	(103,420)
Purchases of treasury stock	(15,225)	(9,515)
Proceeds from the exercise of stock options	- __________________	86,249 _________________
Net cash used in financing activities	(251,611) __________________	(376,686) _________________
Net increase in cash and cash equivalents	1,626,137	414,209
Cash and cash equivalents, beginning of period	656,299 __________________	347,876 _________________
Cash and cash equivalents, end of period	$2,282,436 =================	$762,085 ================
Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$187,215	$162,347
Income taxes paid	$38,994	$184,213

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

Basis of Consolidation and Presentation

        The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by these generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 1999.

        The condensed consolidated balance sheet as of February 29, 2000, the statements of operations for the three and nine-month periods ended February 29, 2000 and February 28, 1999 and the statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

Trade Receivables and Customer Deposits

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

NOTE 2 - INVENTORIES

        Inventories consist of the following:

	February 29, 2000 ___________	May 31, 1999 ___________
Raw materials	$1,832,550	$1,777,212
Work in process	183,393	346,761
Finished goods	2,889,252 _____________	2,989,409 ____________
	4,905,195	5,113,382
Less inventory reserves	575,000 _____________	325,000 ____________
	$4,330,195 ============	$4,788,382 ===========

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - LONG-TERM DEBT AND PLEDGED ASSETS

        Long-term debt consists of the following:

	February 29,	May 31,
	2000 ____________	1999 ___________
Note payable to a bank in monthly installments of $18,118 including interest of 8.87% through October 2002 with a balloon payment of approximately $1,450,000 due November 2002, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets	$1,660,349	$1,709,443

Note payable to a bank in monthly principal installments of $13,889 plus interest at 9.75% due August 2001, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets	277,776	402,779

Capital lease obligation payable for equipment, variable interest (approximately 9.0% at February 29, 2000), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	711,329	769,660

Notes payable to mortgage company, collateralized by real estate, interest at 9.5%, with principal and interest payments of approximately $400 due monthly through 2001	7,605 ____________	11,563 ___________
	2,657,059	2,893,445
Less current portion	338,889 ____________	329,201 ___________
	$2,318,170 ===========	$2,564,244 ==========

       The notes payable to the bank contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement. As of May 31, 1999, the Company was in violation of certain of its covenants, for which the bank has granted the Company a formal waiver of default regarding the violated covenants through the fiscal year ending May 31, 2000. If the Company continues to be in violation of its covenants at May 31, 2000, the bank may pursue the default remedies provided under the terms of the notes payable. As of February 29, 2000, the Company believed it was in compliance with its quarterly ratios.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS unaudited)

NOTE 4 - EARNINGS PER SHARE

       The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, "Earnings per Share":

	Basic __________	Dilutive Stock Options ________	Diluted __________

For the 3 month period ending February 29, 2000 ________________________________________
Net income	$117,736		$117,736
Weighted Average Shares	3,453,092	-	3,453,092
Per Share Amount	$0.03		$0.03

For the 3 month period ending February 28, 1999 ________________________________________
Net loss	($117,068)		($117,068)
Weighted Average Shares	3,474,830	-	3,474,830
Per Share Amount	($0.03)		($0.03)
	Basic __________	Dilutive Stock Options ________	Diluted __________

For the 9 month period ending February 29, 2000 ________________________________________
Net loss	($992,086)		($992,086)
Weighted Average Shares	3,454,464	-	3,454,464
Per Share Amount	($0.29)		($0.29)

For the 9 month period ending February 28, 1999 ________________________________________
Net loss	($707,828)		($707,828)
Weighted Average Shares	3,472,697	-	3,472,697
Per Share Amount	($0.20)		($0.20)

       Dilutive stock options for the nine months ended February 29, 2000 (100,000) and February 28, 1999 (106,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive. There were no dilutive stock options for the three months ended February 29, 2000 and dilutive stock options for the three months ended February 28, 1999 (106,000) have not been included in the computation of net loss per share as their effect would be anti-dilutive.

       The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and nine-month periods. These outstanding, antidilutive options for the three months ended February 29, 2000 and February 28, 1999 were 645,750 and 662,750, respectively. For the nine months ended

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

February 29, 2000 and February 28, 1999, the outstanding, antidilutive stock options were 545,000 and 662,750, respectively.

NOTE 5 - BUSINESS SEGMENTS

       SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company's reportable segments have been identified as follows:

  Sale of Gaming Supply Products to New Casino Openings - Significant sales of products to casinos which opened during the fiscal year, the majority of such sales are not replaced on a regular, recurring basis.

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

       The table below presents information about the reported operating income (loss) of the Company for the three and nine-month periods ended February 29, 2000 and February 28, 1999. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

Three months ended February 29, 2000	Product Sales - New Casino Openings ________________	Product Sales - Established Casinos ________________	Consolidated Totals _______________
Revenues	$293,855	$6,038,669	$6,332,524
Operating income (loss)	$(86,640) ______________	$245,022 ______________	$158,382 ______________

Three months ended February 28, 1999
Revenues	$707,840	$5,315,229	$6,023,069
Operating loss	$(18,727) ______________	$(411,809) ______________	$(430,536) ______________

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended February 29, 2000
Revenues	$1,811,396	$15,783,942	$17,595,338
Operating loss	$(27,721) ______________	$(379,584) ______________	$(407,305) ______________

Nine months ended February 28, 1999
Revenues	$1,466,632	$15,721,485	$17,188,117
Operating loss	$(181,773) ______________	$(1,064,235) ______________	$(1,246,008) ______________

       Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three and nine-month periods ended February 29, 2000 and February 28, 1999, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating loss for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

NOTE 6 - INCOME TAXES

       During the nine-month period ended February 29, 2000 the Company recorded, in the form of an income tax provision, an allowance of $557,000 against certain future tax benefits, the realization of which are currently uncertain. The deferred tax benefits are primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions.

NOTE 7 - SUBSEQUENT EVENTS

       In March 2000, a former director and employee of the Company filed suit against the Company alleging, among other causes of action, breach of contract and intentional infliction of emotional distress. The plaintiff is seeking compensatory and punitive damages in unspecified amounts. The Company believes the allegations are without merit and intends to vigorously defend against the allegations.

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

Comparison of Operations for the Three Months Ended February 29, 2000 and February 28, 1999

       Revenues. For the three months ended February 29, 2000, revenues were approximately $6.3 million, an increase of approximately $309,000, or 5.0%, versus revenues of approximately $6.0 million for the three months ended February 28, 1999. The increase in revenues for the 2000 period was caused principally by an increase in sales of casino chips of approximately $925,000 offset, in part, by a decline in furniture (tables and seating) and accessory sales of approximately $475,000. The increase in casino chip sales occurred principally due to a significant replacement order from one of the Company's largest customers. The decrease in furniture sales occurred principally from the absence of significant new casino openings and expansions during the 2000 period as compared to the 1999 period. Sales of products manufactured by the Company totaled approximately $5.3 million in the 2000 period versus approximately $4.6 million in the same period of the prior year.

       Cost of Revenues. Cost of revenues, as a percentage of sales, improved to 72.8% for the three months ended February 29, 2000, as compared to 77.9% for the three months ended February 28, 1999. This improvement in the gross margin occurred as sales of certain of the Company's manufactured, higher-margin products (principally casino chips) increased by approximately $800,000 over the prior year three-month period. Additionally, cost of revenues as a percentage of sales improved in the 2000 quarter due to slight increases in the average selling prices of certain of the Company's manufactured products.

       Gross Profit. Gross profit for the three months ended February 29, 2000 increased in absolute dollars by approximately $396,000 from the comparable period in the prior year as a result of the aforementioned increase in revenues and improvement in the gross margin percentage from 22.1% in the 1999 period to 27.2% in the 2000 quarter.

       Selling, General and Administrative Expenses. For the three months ended February 29, 2000, selling, general and administrative ("SG&A") expenses decreased approximately $193,000 or 11.0%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs relative to some of the Company's outlying sales or retail offices.

       Interest Expense. For the three months ended February 29, 2000, interest expense increased to approximately $60,000 from approximately $54,000 in the 1999 period. This increase was principally due to additional debt acquired in February 1999 offset, in part, by the absence in the 2000 quarter of amounts outstanding under the Company's line of credit facility.

       Other Income. For the three months ended February 29, 2000, other income decreased to approximately $20,000 from approximately $367,000 in the 1999 period. This decrease occurred as the Company's former headquarters in Las Vegas were sold at a pre-tax gain of approximately [$340,000] in the 1999 quarter.

        Net Income. For the three months ended February 29, 2000 the Company generated net income of approximately $118,000, an improvement of approximately $235,000 from the net loss of approximately $117,000 for the quarter ended February 28, 1999. This improvement was primarily due to the aforementioned improvement in revenues, cost of sales and the decrease in SG&A expenses offset, in part, by the decrease in other income as compared to the 1999 quarter. Net income per diluted share was $.03 for the three months ended February 29, 2000 as compared to a net loss per diluted share of $.03 per share for the three months ended February 28, 1999.

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

Comparison of Operations for the Nine Months Ended February 29, 2000 and February 28, 1999

       Revenues. For the nine months ended February 29, 2000, revenues totaled approximately $17.6 million, an approximate 2.4% increase from the approximate $17.2 million of revenues in the comparable period of the prior year. The increase in revenues for the 2000 period was due principally to an increase in sales of casino chips of approximately $1.4 million offset, in part, by a decline in furniture sales (principally seating and tables) of approximately $1.1 million. The significant increase in casino chip sales was caused by significant replacement orders from certain large customers during the 2000 period. The decline in the furniture sales was caused by the absence of new casino opening orders for furniture and the absence of significant expansions which require these products during the 2000 period. Sales of products manufactured by the Company totaled approximately $14.1 million in the 2000 period as compared to approximately $12.7 million in the same period of the prior year.

       Cost of Revenues. Cost of revenues, as a percentage of sales, decreased to 74.1% for the nine months ended February 29, 2000 as compared to 77.3% for the nine months ended February 28, 1999. This improvement in the gross margin occurred as sales of the Company's manufactured, higher-margin products (principally casino chips, dice and table layouts) increased by approximately $1.4 million over the prior year nine-month period. Additionally, improvements in the Company's gross margin were attributable to a slight increase in the average selling price of certain of its manufactured products in the 2000 period.

       Gross Profit. Gross profit for the nine months ended February 29, 2000, increased in absolute dollars by approximately $517,000 over the comparable period in the prior year. This improvement was primarily a result of the aforementioned improvement in the cost of revenues as a percentage of sales in the 2000 period versus the 1999 period and the increase in revenue levels for the nine months ended February 29, 2000.

       Selling, General and Administrative Expenses. For the nine months ended February 29, 2000, SG&A expenses decreased approximately $320,000 as compared to the prior year nine month period. This 6.3% decrease was primarily attributable to a decrease in certain personnel costs principally related to certain of the Company's outlying sales offices and retail outlets.

       Interest Expense. For the nine months ended February 29, 2000, interest expense increased to approximately $187,000, from approximately $162,000 in the 1999 period. This increase was due principally to the acquisition of $500,000 of debt in November 1998 and $800,000 in February 1999 offset, in part, by a decrease in average outstanding borrowings under the Company's line of credit facility of approximately $500,000.

       Other Income. For the nine months ended February 29, 2000, other income decreased to approximately $170,000, from approximately $384,000 in the 1999 period. This decrease was due primarily to the sale in the 1999 period of certain real estate owned by the Company which created a pre-tax gain of approximately $340,000 offset, in part, by gains of approximately $123,000 on the sale of certain non-operating assets in the 2000 period.

       Income taxes. For the nine months ended February 29, 2000, the Company recorded a tax provision of $568,000 compared to the recording of a tax benefit of approximately $317,000 during the three months ended February 28, 1999. The Company recorded the tax provision due to the current uncertainty related to the realizability of previously recorded future tax benefits.

       Net Loss. For the nine months ended February 29, 2000 the Company sustained a net loss of approximately $992,000, versus a net loss of approximately $708,000 in the comparable prior year period. This decline of approximately $284,000 was primarily due to the aforementioned increased tax provision of approximately $885,000 and the decrease in other income offset, in part, by improvements in revenues, gross margin and SG&A expenses. The net loss per diluted share was $.29 for the nine months ended February 29, 2000, as compared to a net loss per diluted share of $.20 per share for the nine months ended February 28, 1999.

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

       Working Capital. Working capital totaled approximately $6.5 million at February 29, 2000, a decrease of approximately $200,000 in working capital from approximately $6.7 million in working capital at May 31, 1999.

       Cash Flow. Operating activities provided approximately $1.8 million in cash during the nine months ended February 29, 2000, as compared to cash provided of approximately $1.0 million during the same period in the prior year. The primary operational sources of cash during the period were related to collections on accounts receivable balances of approximately $1.2 million and income before non-cash charges for depreciation, bad debts, inventory obsolescence and income taxes of approximately $800,000. Additionally, these sources of cash were supplemented by the sale of certain non-operating assets for approximately $250,000. Overall the Company experienced an increase in cash of approximately $1.6 million.

       Line of Credit. On October 31, 1999, the Company's line of credit with Norwest Bank of Nevada, now Wells Fargo Bank (the "Bank"), which allowed the Company to borrow up to $1.0 million, matured and was not renewed. At maturity, no advances were outstanding under the line of credit.

       Bank Notes. The Company has two notes payable (the "Bank Notes") to the Bank in the principal amount of approximately $1.9 million. The Bank Notes are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies.

       Under the terms of the Bank Notes, the Company has agreed to comply with certain financial covenants and ratios which are primarily calculated on an annual basis. Specifically, the Company has agreed to have annual profitability of at least $250,000, have an annual tangible net worth (stockholders' equity less intangible assets and amounts due from, and investments in, related parties) of at least $14 million and maintain a quarterly debt to tangible worth ratio (total liabilities divided by tangible net worth) of less than 0.5 to 1, and quarterly cash flow ratios. As of May 31, 1999, the Company was in violation of certain of its covenants, for which the Bank has granted the Company a formal waiver of default regarding the violated covenants through the fiscal year ending May 31, 2000. If the Company continues to be in violation of its covenants at May 31, 2000, the Company may be required to refinance the Bank Notes through another lender or satisfy the demands of the Bank if no waivers are obtained. As of February 29, 2000, the Company believes it was in compliance with the quarterly ratios.

        Capital Lease Obligation. In March 1999, the Company leased certain equipment for its manufacturing facility. The lease terms require, among other things, total monthly payments of approximately $12,250 for a non-cancelable period of 84 months. The obligation is collateralized by a second priority security interest in substantially all of the Company's assets. The obligation bears interest at a variable rate (approximately 9.0% at February 29, 2000).

       Stock Repurchase Program. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of April 13, 2000, the Company had repurchased 5,000 shares on the open market at a total cost of approximately $25,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

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

       As of April 13, 2000 the Company has incurred approximately $100,000 of costs or capital expenditures as a result of the Year 2000 issue implementation.

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

PART II.        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

       In March 2000, a Complaint was filed in the Clark County District Court, State of Nevada, by Martin S. Winick, a former director and employee of the Company, against the Company, The Paul S. Endy, Jr. Living Trust, Eric P. Endy, and Laurence A. Speiser. In his Complaint, the plaintiff alleges several causes of action against the defendants in connection with certain consulting agreements between the plaintiff and various defendants, along with related option agreements for the purchase of the Company's common stock. The causes of action included, among others, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional infliction of emotional distress. The plaintiff is seeking compensatory and punitive damages in unspecified amounts. Management of the Company believes the allegations are without merit. The Company intends to vigorously defend against the allegations.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

   Exhibit No.        Description

        27.01           Financial Data Schedule

             (b)      Reports on Form 8-K

                       None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION
Date: April 13, 2000	By:	/s/ Eric P. Endy ________________________________
Eric P. Endy, Chief Executive Officer (Duly Authorized Officer)

Date: April 13, 2000	By:	/s/ John M. Garner ________________________________
John M. Garner, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description	Page
27.01	Financial Data Schedule	20