Form 10-K
period 2000-05-31
PAUL SON GAMING CORP
filed 2000-08-29
CIK 918580

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2000 -------------------------------------------------------------------------------
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to___________________
Commission file number 0-23588 --------------------------------------------

                                         PAUL-SON GAMING CORPORATION
---------------------------------------------------------------------------------------------------------------------------
                                     (Exact name of registrant as specified in its charter)

NEVADA 88-0310433 ---------------------------- ------------------------------ (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

        1700 South Industrial Road, Las Vegas, Nevada                                89102
-----------------------------------------------------------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                                                                             (Zip Code)

                                                 (702) 384-2425
-----------------------------------------------------------------------------------------------------------------------------------------------------
                                              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable Not Applicable -----------------------------------------------------------------------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $ .01 PAR VALUE ---------------------------------------------------------------------------------------------------------------------------------------------------- (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes  [   ]  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

          The aggregate market value of voting stock held by non-affiliates of the registrant as of August 24, 2000, based on the closing price as reported on the Nasdaq National Market of $1.875 per share, was approximately $3,159,919.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 24, 2000.

          Common Stock, $.01 par value, 3,452,757 outstanding shares.

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

          The Company also has retail sales outlets mostly within many of its branch sales offices which provide casino-quality products for personal use, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components. Further, scaled-down gaming furniture and accessories are also offered for personal use. In fiscal 1998, the Company announced its intentions to offer many of its products to the non-gaming and specialty markets, although this has not yet become a significant business for the Company.

          The Company was founded in 1963 by its former Chairman, Paul S. Endy, Jr. and initially manufactured and sold dice to casinos in Las Vegas. In the more than 36 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

          As a full-service supplier, Paul-Son manufactures products to meet particular customer and industry specifications, which may include a range of shapes and sizes, varied color schemes and other graphics, and security and anti-counterfeit features. The useful lives of the Company's products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, the Company's primary business is the ongoing replacement sale of these products. When a new casino opens, the Company strives to supply most of the products required to operate the casino's table games, frequently on a sole-supplier basis. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of the Company's primary customer base.

Business Strategy

          During its more than 36 years of operations, management believes the Company has established an excellent reputation for product quality, reliability, customer service and value. In addition, the Company has developed an extensive distribution network and is licensed or authorized to supply gaming equipment in every state in the United States in which such licenses are required. The Company is also licensed or authorized to supply gaming equipment on a number of Native American lands, in Victoria, Australia and Ontario, Quebec and British

Columbia, Canada, and in certain jurisdictions in South Africa. The Company's current strategy for growth is to: (i) capitalize upon its competitive advantages to maintain its market position for those products in which it has a dominant share and thereby benefit from the expected continued growth in the United States casino market, (ii) improve its manufacturing processes and aggressively pursue market share for products, such as playing cards, in which the Company does not have a leading market share, (iii) expand internationally into growing casino markets, including those in Canada, Australia, Europe, South America, Central America, Asia, Africa and the Caribbean, (iv) develop or acquire new products which the Company can sell through its existing distribution network and (v) market and sell variations of its gaming products to non-gaming markets through its wholly-owned subsidiary, Authentic Products, Inc.

Products

Casino Chips

          Paul-Son designs and manufactures casino chips to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Casino chips are manufactured from a proprietary formulation of approximately ten raw materials using a compression molding system that management believes is unique to the industry. The Company has developed the ability to mold detailed graphics bearing casino logos or other designs onto both sides of a chip. In addition, customized security and identifying features are incorporated into a chip.

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

          The Company manufactures all of its chips at its facilities in San Luis, Mexico. The Company's production capacity at its Mexico facilities is approximately 50 million chips (based on a single shift and increased labor availability). Management believes that given its current production level of approximately 10 million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

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

Table Layouts

          Every gaming table is covered with a layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Historically, these layouts were made from a woolen cloth material. However, in recent years, a growing percentage of layouts are being made from a synthetic cloth material, which some casinos believe is more durable than the woolen cloth material. Paul-Son is a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors.

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

          During the fiscal year ended May 31, 2000, the Company acquired a patent that involves, among other things, certain methodology and processes related to the screening of inks on synthetic cloth. Paul-Son uses these processes in manufacturing gaming table layouts. The Company now has the ability to meet customer demand for synthetic layouts in a wide variety of colors and customer preferences.

          The Company manufactures its layouts in its Mexico facilities. The Company's layout production capacity is approximately 50,000 "steam" woolen layouts, approximately 25,000 "hand-painted" woolen layouts and 10,000 synthetic layouts per year. In fiscal 2000, the Company produced approximately 36,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

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

          The Company produces all of its playing cards in its Mexico facilities. The Company purchased and leased additional equipment in fiscal 1999 to increase its production capacity to approximately 25 million decks per year (based on two production shifts), up from the Company's previous annual production capacity of approximately 13 million decks. Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry. In fiscal 2000, the Company produced approximately 7 million decks of playing cards.

          The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

Gaming Furniture

          The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from approximately $1,000 for a blackjack table to approximately $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line which was developed in 1995 in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. The Company, previous to fiscal year 2000, bought its tables in unassembled form from quality wood shops. During the fiscal year ended May 31, 2000, the Company began manufacturing its own table game furniture components in its San Luis, Mexico facility. Tables are assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. In January 1996, the Company commenced manufacturing its own roulette and Big Six wheels. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

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

          Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10,000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.50 and $3.00 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately

800,000 pairs of dice per year (based upon one production shift). In fiscal 2000, the Company produced approximately 700,000 pairs of dice. Management believes the Company's capacity for dice production is approximately 1,000,000 pairs of dice annually and is sufficient to accommodate an increase in production requirements.

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

Business Segments

          The Company has provided Business Segment disclosure in its consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10. Business Segments."

Sales, Advertising and Promotion

          The Company generally distributes its products through its approximate 12 person sales force, which operates out of regional offices in Las Vegas and Reno, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; Ontario, Canada; and Portland, Oregon. Management believes that the long-standing customer relationships which have been developed over the years by its individual sales representatives, as well as the Company's reputation for quality and reliability, are key factors upon which the Company successfully competes in the market place. From time to time the Company enters into agreements for the distribution of its products on an exclusive and non-exclusive basis.

          The Company's experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided quality, service and competitive pricing are maintained. As a result, the Company's sales efforts are primarily focused on selling a full range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, the Company seeks to realize a steadily increasing base of recurring sales while capturing incremental sales to new casinos.

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

Competition

          There are a number of companies that compete with the Company in the United States in the sale of each of its product lines. The Company's international sales have not been significant, and the Company has not attempted to discuss competition outside of the United States.

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

Employees

          At August 24, 2000, the Company employed approximately 525 persons. Approximately 450 of the employees are located at the Company's Mexico facilities and the remainder is located in Las Vegas and in other regional, domestic sales offices. None of the Company's employees is covered by collective bargaining agreements.

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

          The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. Nevada's Gaming Regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

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

          Pursuant to tribal-state compacts, agreements with tribes or as otherwise allowed by state law, the Company is currently qualified to distribute its gaming supplies to certain tribes in the states of Arizona, California, Louisiana, Minnesota, Mississippi, New York, North Dakota, Oregon, Iowa, Connecticut, Michigan, South Dakota, Washington, Wisconsin and the provinces of Ontario and Saskatchewan, Canada.

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

          Application of Future or Additional Regulatory Requirements. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and if obtained will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license, approval or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

Item 2.     Properties

          The Company is based in, and operates domestically from, a Company-owned facility in Las Vegas, Nevada and currently assembles and manufactures its primary products at facilities in San Luis, Mexico.

          Las Vegas. The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 60,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for approximately $2,000,000, and houses the Las Vegas sales office and corporate offices, a centralized warehouse for certain of its finished goods inventory, roulette and "Big Six" wheel manufacturing and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. During fiscal 1998, the Company completed the transition of its primary manufacturing processes to San Luis, Mexico. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed for sale the Las Vegas Headquarters. The Las Vegas Headquarters secures a deed of trust issued under the Company's outstanding term loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

          San Luis. The Company manufactures casino chips, playing cards, furniture, dice, plastic products and layouts at three facilities in San Luis, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured, an adjacent 45,000 square foot facility in which the layout, furniture and machine shop departments are currently located, and an approximately 66,000 square foot facility used for playing card and plastic products production. The Company leases the Main Facility pursuant to an eight-year lease which expires in April 2001, with an option to extend the term an additional 12 years. The Company plans to exercise its option and extend the term of the lease for the additional 12 years.

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

          In March 2000, a Complaint (the "Complaint") was filed in the Clark County District Court, State of Nevada, by Martin S. Winick, a former director and employee of the Company, against the Company, The Paul S. Endy, Jr. Living Trust, Eric P. Endy, and Laurence A. Speiser. In the Complaint, the plaintiff alleges several causes of action against the defendants in connection with certain consulting agreements between the plaintiff and various defendants, along with related option agreements for the purchase of the Company's common stock. The causes of action included, among others, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional infliction of emotional distress. The plaintiff is seeking compensatory and punitive damages in unspecified amounts. The Company and the other defendants filed answers to the Complaint denying the allegations and asserting certain affirmative defenses. Discovery has now commenced and is ongoing. Management of the Company believes the allegations are without merit. The Company intends to vigorously defend against the allegations.

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

Fiscal Year ---------		High ---------	Low ---------
1999 1999 1999 1999 2000 2000 2000 2000 2001	First Quarter Second Quarter Third Quarter Fourth Quarter First Quarter Second Quarter Third Quarter Fourth Quarter First Quarter (through August 24, 2000)	9 7/8 8 3/8 9 9 9 1/2 8 3/8 6 1/2 4 3/8 4 5/8	6 3/4 4 5 5/8 5 1/2 5 3/4 5 1/2 3 3/4 2 1/4 1 7/8

          The last reported closing price of the Common Stock on the Nasdaq National Market on August 24, 2000 was $1.875 per share. There were approximately 120 holders of record of the Common Stock as of August 24, 2000.

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

Item 6.     Selected Consolidated Financial Data

        The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.  The selected consolidated financial data for the fiscal years ended May 31, 2000, 1999, and 1998 and as of May 31, 2000 and 1999 have been derived from the audited consolidated financial statements of the Company included elsewhere herein.  The selected consolidated financial data for the years ended May 31, 1997 and 1996 and as of May 31, 1998, 1997 and 1996 have been derived from the Company's audited consolidated financial statements not included herein.

	Fiscal Years Ended May 31, ----------------------------------------------------------------------------------------------------------------------------------------
	2000 -------------------	1999 --------------------	1998 -------------------	1997 -------------------	1996 -------------------
	(in thousands, except per share data)
Operations statement data:
Revenues	$22,662	$23,914	$25,886	$24,914	$23,379
Cost of revenues	16,913 --------------------	18,169 --------------------	21,944 -------------------	17,224 -------------------	16,323 -------------------
Gross profit	5,749	5,745	3,942	7,690	7,056
Selling, general and administrative expenses	6,302 --------------------	6,904 --------------------	7,146 -------------------	5,968 -------------------	6,577 -------------------
Operating income (loss)	(553)	(1,159)	(3,204)	1,722	479
Other income (expense)	(50) --------------------	173 --------------------	19 -------------------	412 -------------------	52 -------------------
Income (loss) before income tax (expense) benefit	(603)	(986)	(3,185)	2,134	531
Income tax (expense) benefit	(568) --------------------	305 --------------------	966 -------------------	(762) -------------------	(194) -------------------
Net income (loss)	$(1,171) ===========	$(681) ===========	$(2,219) ===========	$1,372 ===========	$337 ===========
Earnings (loss) per share:
Basic	$(0.34)	$(0.20)	$(0.65)	$0.41	$0.10
Average shares outstanding	3,454,040	3,468,427	3,437,894	3,330,764	3,324,000
Diluted	$(0.34)	$(0.20)	$(0.65)	$0.40	$0.10
Diluted shares	3,454,040	3,468,427	3,437,894	3,443,376	3,325,125

	May 31, ----------------------------------------------------------------------------------------------------------------------------------------
	2000 --------------------	1999 --------------------	1998 --------------------	1997 -------------------	1996 ------------------
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$2,072	$656	$348	$2,753	$998
Working capital	5,063	6,753	7,106	9,308	7,601
Property and equipment, net	8,396	9,417	9,106	7,250	7,259
Total assets	17,756	20,128	21,965	20,397	17,401
Current liabilities	3,719	3,008	4,871	3,234	2,071
Long-term debt, less current maturities	667	2,564	1,770	67	471
Stockholders' equity	13,370	14,556	15,324	17,085	14,859

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

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Fiscal Years Ended May 31, ------------------------------------------------------------------
	2000 ----------------	1999 ----------------	1998 ----------------
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.6%	76.0%	84.8%
Gross profit	25.4%	24.0%	15.2%
Selling, general and administrative expenses	27.8%	28.9%	27.6%
Operating loss	(2.4)%	(4.8)%	(12.4)%
Interest expense	1.1%	0.9%	0.5%
Net loss	(5.2)%	(2.8)%	(8.6)%

        The following table details the Company's historical revenues by product line:

Fiscal Years Ended May 31, ---------------------------------------------------------------------
	2000 -------------------	1999 -------------------	1998 -------------------
(in thousands)
Revenues:
Casino chips Table layouts	$6,642 3,562	$5,709 3,502	$5,174 3,202

Fiscal Years Ended May 31, ---------------------------------------------------------------------
	2000 -------------------	1999 -------------------	1998 -------------------
(in thousands)
Playing cards Gaming furniture Dice Table accessories and other products	6,008 3,010 1,834 1,606 ----------------	6,330 4,575 1,698 2,100 ----------------	4,714 9,085 1,395 2,316 ----------------
Total	$22,662 =========	$23,914 =========	$25,886 =========

Comparison of Operations for the Fiscal Years Ended May 31, 2000 and May 31, 1999

        Revenues.  For the fiscal year ended May 31, 2000, Paul-Son's revenues totaled approximately $22.7 million.  The fiscal 2000 revenues represent a $1.2 million, or 5%, decrease from the $23.9 million in revenues which the Company generated during the previous fiscal year.  The decrease in revenues for the 2000 fiscal period resulted principally from a decrease in gaming furniture and playing card sales of approximately $2.4 million, offset, in part, by an increase in casino chip and dice sales of approximately $1.1 million. Gaming furniture sales, which are comprised principally of gaming tables and related seating products, declined in fiscal 2000 due to decreased casino expansions, new openings and non-recurring one-time orders for such products.  Additionally, playing card sales declined primarily due to competitive pressures which caused a 5% decrease in the average selling price of playing cards versus the prior fiscal year.  Offsetting these revenue decreases were increases in casino chips sales from increased demand for commemorative casino chips during the "Year 2000" casino celebrations as well as certain significant chip replacement orders.  Although management believes demand for commemorative casino chips will continue to be strong, it does not anticipate the volume of commemorative casino chips sales for the upcoming new year celebrations to be as significant compared to the "Year 2000" commemorative chip sales volume.  Sales of Company manufactured products were approximately 84% of total revenues in fiscal 2000 compared to approximately 73% in fiscal 1999.

        Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 74.6% for the fiscal year ended May 31, 2000, as compared to 76.0% in the prior fiscal year. This improvement in the gross margin percentage during fiscal 2000 was principally caused by the aforementioned increase in sales of products manufactured by the Company, which generally produce larger margins than products distributed by the Company.

        Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 2000 decreased approximately $600,000, or 9%, to approximately $6.3 million, or 27.8% of revenues, compared to approximately $6.9 million, or 28.9% of revenues, in the previous fiscal year. This decrease was primarily attributable to a reduction in administrative and sales department personnel related costs and the closure, in fiscal 2000, of certain of the Company's retail and outlying sales offices.

        Interest Expense.  For the year ended May 31, 2000, interest expense increased approximately 9% to approximately $241,000, as compared to approximately $222,000 in the prior fiscal year.  This increase was caused by the full year impact, in fiscal 2000, of an approximately $800,000 capital lease entered into in March 1999, offset, in part, by the absence of line of credit borrowings in fiscal 2000 versus fiscal 1999.

        Other Income.  In fiscal 2000, other income decreased to approximately $191,000 compared to other income in fiscal 1999 of approximately $395,000.  This decline of approximately $204,000 was primarily attributable to the gain on the sale of certain Company-owned real estate of approximately $340,000 in fiscal 1999 offset, in part, by the gain on the sale of certain non-operating assets of approximately $127,000 in fiscal 2000.

        Income Taxes.  In fiscal 2000, the Company recorded a tax provision of $568,000 compared to recording a tax benefit in fiscal 1999 of $305,000.  The Company recorded the fiscal 2000 tax provision due to present uncertainties related to the realizability of future tax benefits that were recorded as deferred tax assets in fiscal 1998 and 1999.

        Net Loss.  For the year ended May 31, 2000, the Company incurred a net loss of approximately $1,171,000 versus a net loss of approximately $681,000 in the prior fiscal year. This decline of approximately $490,000 was primarily due to the aforementioned decreases in revenues, other income and the increased tax provision offset, in part, by the aforementioned improvements in gross profit and SG&A expenses as compared to fiscal 1999.  Basic and diluted net loss per share was $.34 for the year ended May 31, 2000 as compared with basic and diluted net loss of $.20 for the year ended May 31, 1999.

Comparison of Operations for the Fiscal Years Ended May 31, 1999 and May 31, 1998

        Revenues.  For the fiscal year ended May 31, 1999, Paul-Son's revenues totaled approximately $23.9 million.  The fiscal 1999 revenue figure represents a $2.0 million, or 8%, decrease from the $25.9 million in revenues which the Company generated during the previous fiscal year.  The decrease in revenues for the 1999 period resulted principally from a decrease in gaming furniture and accessory sales (products not manufactured by the Company) of approximately $4.7 million offset, in part, by an increase in playing card sales of approximately $1.6 million, an increase in casino chip sales of approximately $.5 million and increases in both layout and dice sales of $.3 million each. Gaming furniture and accessory sales, which are products purchased from third party suppliers and then sold to the customer, decreased principally due to the absence of significant orders from certain customers associated with new openings and expansions which occurred in the previous fiscal year. Partially offsetting the decrease in gaming furniture and accessory sales was an increase in playing card sales in fiscal 1999 of approximately 34% from fiscal 1998.  Management believes its ability to meet customers' quality expectations, competitive pricing, and its pursuit of new card contracts contributed to this growth. Sales of Company manufactured products were approximately 73% of total revenues in fiscal 1999 compared to approximately 53% in fiscal 1998.

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

        During certain previous reporting periods, the Company had experienced a positive impact from the decrease in the value of the Mexican peso. During the fiscal year ended May 31, 1999, the value of the Mexican peso versus the U.S. dollar again declined; however, the decline was not significant and thus did not significantly impact the overall margins of the Company. The Company cannot predict what impact fluctuations between the Mexican peso and the U.S. dollar will have on the future operating results of the Company.

        Gross Profit.  Gross profit increased in absolute dollars by approximately $1.8 million to approximately $5.7 million as compared to approximately $3.9 million in the prior fiscal year.  This improvement in gross profit was a result of the decrease in cost of revenues as a percentage of sales from 84.8% to 76.0% due to the cost of revenue factors discussed above offset, in part, by decreased revenues in the fiscal 1999 period.

        Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 1999 decreased approximately $242,000, or 3%, to approximately $6.9 million or 28.9% of revenues compared to approximately $7.1 million, or 27.6% of revenues, in the previous fiscal year. This decrease was primarily attributable to a reduction in payroll related expenses, a decrease in provisions for bad debts caused by lower sales volume in the current year and certain recoveries of previously written off bad debts.  These decreases were partially offset by increases in depreciation expense, costs associated with the formation of the Company's non-gaming business operations and increased licensing and regulatory investigative costs caused by the continued worldwide proliferation of gaming.

        Interest Expense.  For the year ended May 31, 1999, interest expense increased approximately 73% to $222,000 as compared to $128,000 in the prior fiscal year.   This increase was caused by (i) increased average outstanding borrowings under the Company's line of credit during fiscal 1999, (ii) the acquisition of a $500,000 note in October, 1998 to finance additional playing card equipment, and (iii) the full year impact, in fiscal 1999, of $1.8 million of certain debt acquired to finance a new building and certain equipment in San Luis, Mexico in November 1997.

        Other Income.  In fiscal 1999, other income increased to approximately $395,000, or 170%, over the previous fiscal year.  This increase was attributable principally to a gain before income taxes of approximately $340,000 which resulted from the sale of certain real estate in fiscal 1999.

        Net Loss. For the year ended May 31, 1999, the Company incurred a net loss of approximately $681,000, an improvement of approximately $1.5 million from the net loss of approximately $2.2 million in the prior fiscal year. This improvement was primarily due to the aforementioned increases in gross profit, other income, and decreases to SG&A expenses from the 1998 period, offset, in part, by the decrease in revenues from the prior fiscal year. Basic and diluted net loss per share was $.20 for the year ended May 31, 1999 as compared with basic and diluted net loss of $.65 for the year ended May 31, 1998.

Liquidity and Capital Resources

        Overview.  Management believes that the combination of its existing cash balances, anticipated cash flows from operations and other possible financing alternatives, if necessary, will provide sufficient liquidity, both on a short-term and long-term basis.

        Working Capital.  Working capital totaled approximately $5.1 million at May 31, 2000, versus approximately $6.8 million at May 31, 1999.  Working capital decreased approximately $1.7 million during the year primarily due to the increase in current maturities of long-term debt of approximately $1.6 million.  The current maturities of long-term debt increased due to a June, 2000 forbearance agreement entered into with a bank which accelerates principal payments of outstanding debt obligations during the fiscal year ending May 31, 2001 (see "Secured Debt").  Decreases in accounts receivable and inventories were offset by an increase in cash and decreases in accounts payable, accrued liabilities and customer deposits.

        Cash Flow. Cash provided by operating activities totaled approximately $1.9 million during fiscal 2000 compared to cash provided by operations of approximately $1.0 million in fiscal 1999.  The primary contributing factors to cash provided by operating activities in fiscal 2000 were net income before depreciation, amortization and income taxes of approximately $500,000 and reductions of accounts receivable and inventories of approximately $2.2 million, offset, in part, by decreases in accounts payable, accrued liabilities and customer deposits of approximately $800,000.  Other significant cash activities during fiscal 2000 included reductions in debt obligations from certain credit facilities of approximately $326,000.  Overall, cash increased approximately $1.4 million from May 31, 1999 to May 31, 2000.

        Line of Credit. Until its maturity date of October 31, 1999, the Company had a $1.0 million line of credit agreement with a bank.  Interest accrued on outstanding borrowings under the line of credit at the bank's prime rate of interest plus one percent.  The bank did not renew this line of credit facility at October 31, 1999.

        Secured Debt.  In November 1997, the Company obtained a $1.8 million loan (the "$1.8 Million Note") from Norwest Bank.  The proceeds were used to acquire certain real estate in San Luis, Mexico and certain equipment used principally in the Company's manufacturing processes.  The $1.8 Million Note bears interest at 8.87% per annum, with monthly payments of principal and interest totaling $18,118. Additionally, in October 1998, the Company obtained an additional $500,000 Note (the "$500,000 Note") to acquire additional playing card equipment. The $500,000 Note bears interest at 9.75% per annum, with monthly principal installments of $13,889 and a final payment of approximately $42,000 in August 2001.  Both of these notes are secured by a first deed of trust on the Las Vegas Headquarters and by a first security interest in all accounts, inventory, and general intangibles of Paul-Son Supplies.

        Under the former line of credit and the existing secured debt credit facilities, the Company agreed to comply with certain financial covenants and ratios.  Specifically, the Company agreed to maintain a tangible net worth of not less than $14.0 million, a total liabilities to tangible net worth ratio of no greater than 0.5 to 1.0, certain minimum cash flow amounts and an annualized profitability of not less than $250,000 in net income, all as defined in the agreement. During the year ended May 31, 2000, the Company was in violation of certain of its covenants.  As a result of the violations, in June 2000, the Company and the bank entered into a forbearance agreement under which the Company agreed, among other things, to make additional principal payments each month beginning June 15, 2000.  The amount of the additional principal payments is $100,000 for the first four months, $125,000 for the succeeding four months and $150,000 for succeeding months until all outstanding principal and interest amounts have been paid in full.  The bank has agreed to waive its rights regarding declarations of default so long as the additional monthly principal payments are paid in accordance with the agreement.  As of August 24, 2000, the Company has made all required payments under the forbearance agreement.

        Seasonality.  The Company does not typically experience seasonality relative to its revenues.

        Las Vegas Facilities. In May 1997, the Company purchased its current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas.  Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed the Las Vegas Headquarters for sale.  If a sale of the headquarters is consummated, the Company intends to relocate into a smaller facility in the Las Vegas area.  The Las Vegas Headquarters secures a deed of trust issued under certain credit facilities with a bank.

        San Luis Facilities.  The Company leases the 34,000 square foot Main Facility pursuant to an eight-year lease which expires in April 2001, with an option to extend the term an additional 12 years.  In December 1994, the Company purchased the adjacent 45,000 square foot facility for approximately $1.5 million.  In November 1997, the Company completed the purchase of the 66,000 square foot New San Luis Facility for approximately $1.1 million.

        Capital Expenditures.  The Company does not have plans to purchase any significant capital equipment for the fiscal year ended May 31, 2001.

        Stock Repurchase Program.  In July 1998, the Company announced that its Board of Directors authorized the open market repurchase of up to 5% of the outstanding Common Stock.  As of August 24, 2000, the Company has purchased 5,000 shares at an average price of approximately $5 per share.  The Company intends to fund any future repurchases from cash on hand.

Recently Issued Accounting Guidance

        The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998.  This statement establishes accounting and reporting standards for derivative instruments and hedging activities.  This statement is effective for all fiscal quarters of fiscal years which begin after June 15, 2000.  The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value.  Management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").  SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements.  The Company is required to comply with the provisions of SAB 101 by the fourth quarter of its fiscal year ending May 31, 2001.  Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's consolidated financial statements.

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

        Reliance on Expansion of Casino Industry.  Nearly all of the Company's revenue is generated by sales relating to existing casinos, casino openings and expansions.   Although the Company is pursuing opportunities to sell and market its products to industries outside of the casino industry, the Company's future growth may be dependent on the continued emergence and growth of new markets for the Company's products, including new casino openings or expansions throughout the United States and other areas of the world.  A reduction in the pace of new casino openings and casino expansions in existing and emerging legalized gaming jurisdictions would have a negative effect on the Company's business.  Similarly, the restriction or abolishment of legalized casino gaming in jurisdictions in which the Company currently does business would have a negative impact on the Company.

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

        The regulatory environment in which the Company operates requires, among other things, that the Company develop and follow certain internal "due diligence" procedures to ensure its gaming regulatory licenses are not jeopardized relative to its business operations and customer base.  As such, the Company may require information from, and perform inquiries into, potential customers above what certain competitors may require depending on the extent of the competitors' internal procedural requirements or the absence of such.  To the extent potential customers are adverse to these procedures, the Company may be at a competitive disadvantage relative to its competitors.

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

        Table Games Growth Rate.  The Company's primary products are sold to casinos with table games.  In recent years, there has been an increasing allocation of total casino gaming space to slot machines, and in certain cases, a resulting reduction in the allocation of total casino gaming space to table games.  As a result, the growth rate of table games has not matched that of the casino industry as a whole.  Although the Company's recurring product sales have grown marginally over the past several years, the Company believes that the Company's rate of growth would have been greater if not for this trend.  An acceleration of the aforementioned trend of allocating more gaming space to slot machines rather than table games could have a negative impact on the Company's rate of growth.

        Dependence on Key Personnel.  The Company's success depends to a significant degree on the performance of Eric P. Endy, Chairman of the Board and Chief Executive Officer.  The Company carries key man life insurance on Eric P. Endy, and the loss of the services of him could have a material adverse effect on the Company.

        The Company is also dependent upon the abilities and efforts of certain other management personnel.

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

        Foreign Currency.  The majority of the Company's employees are located in Mexico and are paid in Mexican pesos.  To the extent that inflationary costs of the Company's Mexican operation is not offset by a devaluation of the Mexican peso versus the U.S. dollar, the Company could experience a material adverse financial impact.

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

        Control by Existing Stockholder; Anti-takeover Effects.  Eric P. Endy is the beneficial owner of approximately 52% of the outstanding Common Stock of the Company.   As a result, Mr. Endy effectively controls the election of all of the members of the Board of Directors of the Company and effectively controls virtually all matters requiring approval by the stockholders of the Company.  Such ownership may discourage acquisition of large blocks of the Company's securities and could have an anti-takeover effect, possibly depressing the price of the Common Stock.  In addition, Nevada corporation law and the Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Item 7a. - Quantitative and Qualitative Disclosure About Market Risk.

        The Company has certain fixed-rate debt and a variable rate capital lease which it believes to have fair values that approximate reported amounts.  The Company believes that any market risk arising from these financial instruments is not material.

Item 8.     Financial Statements and Supplementary Data

Independent Auditors' Report

Consolidated Balance Sheets at May 31, 2000 and 1999

Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Financial Statement Schedule included in Part IV of this report

PAUL-SON GAMING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Paul-Son Gaming Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and Subsidiaries (the "Company") as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Las Vegas, Nevada

July 31, 2000

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2000 and 1999
ASSETS	2000	1999
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents Trade receivables, net Inventories, net Prepaid expenses Other current assets	$2,071,952 2,298,336 4,146,065 128,128 137,162 -----------------	$656,299 3,909,732 4,788,382 174,664 232,431 -----------------
Total current assets	8,781,643	9,761,508
Property and Equipment, net	8,396,365	9,416,656
Deferred Tax Asset	-	568,000
Other assets, net	577,868 -----------------	382,153 -----------------
Total Assets	$17,755,876 ==========	$20,128,317 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt Accounts payable Accrued expenses Customer deposits Income taxes payable	$1,899,443 779,309 818,092 199,078 22,927 -----------------	$329,201 1,641,419 508,426 479,936 49,298 -----------------
Total current liabilities	3,718,849 -----------------	3,008,280 -----------------
Long-Term Debt, less current maturities	667,401 -----------------	2,564,244 -----------------
Commitments and Contingencies
Stockholders' Equity:

Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding
Common stock, authorized 30,000,000 shares, $.01 par value, issued
   3,477,050 shares in 2000 and 1999
Additional paid-in capital
Treasury stock, at cost; 24,293 and 21,293 shares in 2000 and 1999
Accumulated deficit

	- 34,771 13,652,936 (188,730) (129,351) -----------------	- 34,771 13,652,936 (173,505) 1,041,591 ------------------
Total stockholders' equity	13,369,626 -----------------	14,555,793 -----------------
Total Liabilities and Stockholders' Equity	$17,755,876 ==========	$20,128,317 ==========

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended May 31, 2000, 1999 and 1998
	2000	1999	1998
-------------------------------------------------------------------------------------------------------------------------------------------
Revenues	$22,662,062	$23,914,408	$25,885,627
Cost of revenues	16,913,009 ------------------	18,169,433 ------------------	21,943,781 -------------------
Gross profit	5,749,053	5,744,975	3,941,846
Selling, general and administrative expenses	6,302,086 ------------------	6,903,789 ------------------	7,145,552 -------------------
Operating loss	(553,033)	(1,158,814)	(3,203,706)
Other income (expense)
Interest income Interest expense Other	11,135 (241,020) 179,976 ------------------	19,330 (222,486) 375,664 ------------------	92,096 (127,597) 54,299 ------------------
Loss before income taxes	(602,942)	(986,306)	(3,184,908)
Income tax (expense) benefit	(568,000) ------------------	305,000 ------------------	966,266 ------------------
Net loss	$(1,170,942) ===========	$(681,306) ===========	$(2,218,642) ===========
Loss per share:
Basic Diluted	$(0.34) =========== $(0.34) ===========	$(0.20) =========== $(0.20) ===========	$(0.65) =========== $(0.65) ===========

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Fiscal years ended May 31, 2000, 1999 and 1998
	Common Stock ----------------------------------		Additional	Treasury	Accumulated
	Shares	Dollars	Paid-in	Stock	Deficit	Total

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, June 1, 1997	3,417,000	$34,170	$13,108,998	-	$3,941,539	$17,084,707
Shares issued from the exercise of options	48,750	488	402,802	-	-	403,290
Income tax benefit from exercise of options	-	-	55,000	-	-	55,000
Net loss	- ---------------	- ----------------	- ----------------	- ---------------	(2,218,642) ---------------	(2,218,642) ----------------
Balance, May 31, 1998	3,465,750	34,658	13,566,800	-	1,722,897	15,324,355
Shares issued from the exercise of options	11,300	113	86,136	-	-	86,249
Treasury shares purchased and received in lieu of note receivable	(21,293)	-	-	$(173,505)	-	(173,505)
Net loss	- ----------------	- ---------------	- -----------------	- ---------------	(681,306) ----------------	(681,306) ----------------
Balance, May 31, 1999	3,455,757	34,771	13,652,936	(173,505)	1,041,591	14,555,793
Treasury shares purchased	(3,000)	-	-	(15,225)	-	(15,225)
Net loss	- ----------------	- ---------------	- -----------------	- ---------------	(1,170,942) --------------	(1,170,942) -----------------
Balance, May 31, 2000	3,452,757 ==========	$34,771 ==========	$13,652,936 ==========	$(188,730) =========	$(129,351) ==========	$13,369,626 ==========

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended May 31, 2000, 1999 and 1998
	2000	1999	1998
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss	$(1,170,942)	$(681,306)	$(2,218,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization Provision for doubtful accounts Provision for inventory obsolescence (Gain) loss on sale/disposal of assets	1,111,828 244,326 375,000 (126,988)	1,082,757 130,000 40,000 (346,094)	967,475 213,938 200,000 3,663
Change in operating assets and liabilities:

Accounts receivable
Income taxes receivable
Inventories
Prepaid expenses
Other assets
Deferred tax asset
Accounts payable and accrued expenses
Bank overdraft
Deferred tax liability
Customer deposits
Income taxes payable

	1,367,070 - 267,317 46,536 95,269 568,000 (552,444) - - (280,858) (26,371) -------------------	1,094,082 786,463 343,020 (55,971) 234,642 (305,000) (699,192) (431,380) - (201,889) 49,298 -------------------	(1,692,618) (731,463) (20,956) 22,269 208,485 (263,000) 1,537,629 431,380 (11,060) (897,336) (318,930) -------------------
Net cash provided by (used in) operating activities	1,917,743 -------------------	1,039,430 -------------------	(2,569,166) -------------------
Cash Flows from Investing Activities
Proceeds received on sale of property and equipment Purchase of patent Purchase of property and equipment, net	249,069 (245,920) (163,413) --------------------	714,599 - (947,071) --------------------	7,350 - (2,834,003) --------------------
Net cash used in investing activities	(160,264) --------------------	(232,472) -------------------	(2,826,653) -------------------
Cash Flows from Financing Activities

Proceeds from short-term borrowings
Proceeds from long-term borrowings
Principal payments on short-term borrowings
Principal payments on long-term borrowings
Payments for acquisition of treasury stock
Proceeds from the exercise of stock options

	- - - (326,601) (15,225) - -------------------	- 500,000 (850,000) (225,284) (9,500) 86,249 -------------------	850,000 1,800,000 - (62,747) - 403,290 -------------------
Net cash provided by (used in) financing activities	(341,826) -------------------	(498,535) -------------------	2,990,543 -------------------
Net increase (decrease) in cash and cash equivalents	1,415,653	308,423	(2,405,276)
Cash and cash equivalents, beginning of year	656,299 -------------------	347,876 -------------------	2,753,152 -------------------
Cash and cash equivalents, end of year	$2,071,952 ===========	$656,299 ===========	$347,876 ===========
Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid Income taxes paid	$241,020 $45,411	$222,486 $208,472	$127,597 $299,117
Investing and financing activities exclude the following non-cash activity:
Reduction of note and interest receivable in exchange for common stock placed into treasury Acquisition of capitalized lease equipment through lease arrangement	$ - $ -	$164,005 $790,000	$ - $ -

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

A summary of the Company's significant accounting policies follows:

Cash and cash equivalents

The Company considers all highly liquid investments and repurchase agreements with original maturities of three months or less to be cash and cash equivalents

Trade receivables and Customer deposits

The Company performs ongoing credit evaluations of its customers and generally requires a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for doubtful accounts, and charges against the allowance have been within management's expectations (see Note 9).

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

Normal repairs and maintenance are charged to expense as incurred. Expenditures which extend useful lives of assets are typically capitalized.

Other assets

Included in other assets are goodwill and costs associated with the acquisition of a patent. Goodwill is amortized on a straight-line basis over 20 years and patent costs are amortized on a straight-line basis over 5 years.

Debt

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

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, and the allowance for obsolete or slow moving inventories. Actual results could differ from those estimates and assumptions.

Reliance on suppliers

For certain of its products, the Company is dependent upon a limited number of suppliers to provide the Company with raw materials for manufacturing and finished goods for distribution. The failure of one or more of these suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company.

Recoverability of long-lived assets

Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of non-discounted future cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at May 31, 2000.

Recently issued accounting guidance

The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 15, 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. As the Company does not have significant derivative instruments, management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of its fiscal year ending May 31, 2001. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2.     Inventories

Inventories consist of the following at May 31:

	2000 ------------------------	1999 ------------------------
Raw materials	$ 2,321,531	$ 1,777,212
Work in process	225,507	346,761
Finished goods	2,299,027 -----------------------	2,989,409 -----------------------
	4,846,065	5,113,382
Less inventory reserves	700,000 -----------------------	325,000 -----------------------
	$ 4,146,065 ==============	$ 4,788,382 ===============

Note 3.     Property and Equipment

Property and equipment consist of the following at May 31:

	2000 ------------------------	1999 ------------------------
Land	$ 663,970	$ 663,970
Buildings and improvements	6,060,645	6,491,881
Furniture and equipment	5,041,687	6,301,425
Vehicles	440,068 -----------------------	732,920 ------------------------
	12,206,370	14,190,196
Less accumulated depreciation	3,810,005 -----------------------	4,773,540 ------------------------
Property and Equipment, net	$ 8,396,365 ==============	$ 9,416,656 ==============

Included in furniture and equipment is capitalized lease equipment with an original cost of $790,000 and a current net book value of approximately $647,000.

Note 4.     Long-Term Debt and Pledged Assets

Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement, and to maintain net income annually of at least $250,000. As of May 31, 2000 the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement requires the Company to pay additional monthly principal payments of $100,000 beginning June 15, 2000. The additional monthly principal payments increase to $125,000 beginning October 15, 2000 and to $150,000 beginning February 15, 2001. The bank has agreed to waive its rights to declare a default on the Facilities as long as principal payments are made in accordance with the forbearance agreement.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term debt consists of the following at May 31:

	2000 ----------------------	1999 -------------------

Note payable to bank in monthly installments of $18,118,
  including interest of 8.87%, plus additional monthly graduating principal payments of $100,000 to $150,000 from June 2000
  through May 2001, secured by a first deed of trust on the
  Company's main facility in Las Vegas, Nevada and a first
  security interest on all Company assets

	$ 1,643,518	$ 1,709,443

Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75% through July 2001 with a balloon payment of approximately $42,000 due August 2002, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets	236,111	402,779

Notes payable to mortgage company, collateralized by real estate, interest at 7.5%, with principal and interest payments of approximately $500 due monthly through July 2001	6,235	11,563

Capital lease obligation payable for equipment, variable interest
  (approximately 9% at May 31, 2000), payable in monthly
  installments of approximately $12,250 through March 2006,
  collateralized by a second security interest on principally all
  Company assets

	680,980 --------------------	769,660 ---------------------
	2,566,844	2,893,445
Less current portion	1,899,443 --------------------	329,201 -------------------
	$ 667,401 ============	$ 2,564,244 ===========

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at May 31, 2000 are as follows:

	Capital Leases ----------------------------	Long-Term Debt -----------------------
2001	$ 147,048	$ 1,803,403
2002	147,048	82,461
2003	147,048	-
2004	147,048	-
2005	147,048	-
Thereafter	111,048 ---------------------	- ------------------
Total	846,288	1,885,864
Less amount representing interest	165,308 ---------------------	- ------------------
	$ 680,980 =============	$ 1,885,864 ===========

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5.     Related Parties

The following amounts were paid for legal, accounting, and consulting services to individuals who were members of the Company's Board of Directors during the periods reported:

	2000 -----------------	1999 ----------------	1998 ------------------
Laurence A. Speiser	$ -	$ -	$ 108,000

Included in accounts receivable are amounts owed from an officer of the Company of approximately $10,000 and $52,000 at May 31, 2000 and 1999, respectively.

Note 6.     Commitments and Contingencies

The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments, with remaining lease terms of greater than 1 year at May 31, 2000, are as follows:

2001	$ 97,866
2002	96,092
2003	131,850
2004	131,850
2005	78,720
Thereafter	8,856 -------------------- $ 545,234 ============

The Company has a twelve year option to extend the lease at one of its production facilities. The annual rent during the first 8-year term, which ends in April 2001, is approximately $140,000. The rent payments during the option period will increase 5% annually.

Rent expense totaled $255,810, $306,517 and $264,154 for the fiscal years ended May 31, 2000, 1999 and 1998, respectively.

The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7.     Income Tax Matters

The (expense) benefit for income taxes reflected in the Consolidated Statements of Operations for the fiscal years ended May 31, 2000, 1999 and 1998 consisted of:

	2000 -------------------	1999 --------------------	1998 -------------------
Current	$ -	$ -	$ 678,805
Deferred	(568,000) -----------------	305,000 ------------------	287,461 -----------------
	$ (568,000) ==========	$ 305,000 ===========	$ 966,266 ==========

A reconciliation of the Company's income tax (expense) benefit as compared to the tax (expense) benefit calculated by applying the statutory federal tax rate (34%) to the loss before income taxes for the fiscal years ended May 31, 2000, 1999 and 1998 is as follows:

	2000 ------------------	1999 ------------------	1998 ----------------
Computed expected income tax benefit at 34%	$ 205,000	$ 335,344	$ 1,082,869
Adjustments:
State taxes	10,000	11,250	32,503
Meals and entertainment	(9,844)	(17,125)	(22,987)
Net operating loss carryforward	(194,578)	-	-
Allowance for deferred tax asset	(568,000)
Prior year items and other	(10,578) ------------------	(24,469) --------------------	(126,119) -------------------
Income tax (expense) benefit	$ (568,000) ===========	$ 305,000 ============	$ 966,266 ===========

During the second fiscal quarter of the fiscal year ended May 31, 2000, the Company recorded an allowance of $568,000 in the form of a tax provision against certain future tax benefits, the realization of which are currently uncertain. Subsequent to the second quarter, no deferred tax benefits were recorded as assets for taxable losses of the Company. The deferred tax benefits were primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions. Although the Company recorded this allowance to the deferred tax asset, the Company may still utilize the future tax benefits from net operating losses for 15 years from the year of the loss to the extent of future taxable income.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The primary components of the deferred tax asset at May 31 were approximately as follows:

	2000 -----------------------	1999 -----------------------
Operating loss carryforwards	$ 339,000	$ 300,000
Inventory and bad debt reserves	367,000	225,000
Intangible assets	45,000	35,000
Other	12,000 ---------------------	8,000 ---------------------
	763,000	568,000
Less allowance for deferred tax asset	763,000 ---------------------	- ---------------------
Deferred tax asset, net	$ - ==============	$ 568,000 ==============

Note 8.     Earnings Per Share and Stock Option Programs

The following table provides a reconciliation of basic and diluted earnings (loss) per share as required by SFAS No. 128, "Earnings Per Share":

	Basic ---------------------	Dilutive Stock Options ---------------------	Diluted ----------------------
For the fiscal year ended May 31, 2000 ------------------------------------------------------
Net loss	$ (1,170,942)	-	$ (1,170,942)
Shares	3,454,040	-	3,454,040
Per Share Amount	$ (.34)		$ (.34)
For the fiscal year ended May 31, 1999 ------------------------------------------------------
Net loss	$ (681,306)	-	$ (651,306)
Shares	3,468,427	-	3,468,427
Per Share Amount	$ (.20)		$ (.20)
For the fiscal year ended May 31, 1998 ------------------------------------------------------
Net income	$ (2,218,642)	-	$ (2,218,642)
Shares	3,437,894	-	3,437,894
Per Share Amount	$ (.65)		$ (.65)

Dilutive stock options for the years ended May 31, 2000 (106,500), 1999 (111,000) and 1998 (861,250) have not been included in the computation of the diluted net loss per share as their effect would be antidilutive.

The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These options have been excluded from the computation of diluted loss per share for the respective fiscal years. These outstanding antidilutive options for the fiscal years ended May 31, 2000, 1999 and 1998, were 422,000, 541,750 and 4,000, respectively.

The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees,

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan, as amended in September 1999, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 9,500, 7,000 and 4,000 shares were granted to non-employee directors during the fiscal years ended May 31, 2000, 1999 and 1998 at $5.09, $8.50 and $10.56, respectively.

The following is a summary of option activity for the three fiscal years ended May 31, 2000:

	Options Available for Grant ----------------------	Shares Under Plan --------------------------	Weighted Average Exercise Price ----------------------
Outstanding at June 1, 1997	165,000	910,000	$ 8.96
Granted	(14,000)	14,000	10.00
Canceled	10,000	(10,000)	8.75
Exercised	48,750 ------------------	(48,750) --------------------	8.27 -------------------
Outstanding at May 31, 1998	209,750	865,250	9.02
Granted	(112,000)	112,000	5.31
Canceled	313,200	(313,200)	9.16
Exercised	11,300 ------------------	(11,300) --------------------	7.63 -------------------
Outstanding at May 31, 1999	422,250	652,750	8.34
Granted	(9,500)	9,500	5.08
Canceled	133,750	(133,750)	8.56
Exercised	- ------------------	- --------------------	- -------------------
Outstanding at May 31, 2000	546,500 ===========	528,500 ============	$ 8.32 ============

	2000 --------------------	1999 ---------------------	1998 ---------------------
The weighted average fair value of options granted	$ 2.41	$ 2.46	$ 4.78

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding ---------------------------------------------------------------------			Options Exercisable --------------------------------------------
Range of Exercise Prices --------------------------	Number Outstanding -------------------	Weighted Average Remaining Contractual Life ---------------------	Weighted Average Exercise Price ----------------------	Number Exercisable ----------------------	Weighted Average Exercise Price ------------------
$ 3.63 to 8.25	228,250	7.43	$6.53	91,750	$7.94
$ 8.26 to 13.88 -------------------	300,250 --------------	6.66 ----------------	9.53 -----------------	275,750 -----------------	9.42 -------------
-------------------	528,500 -------------	----------------	-----------------	367,500 -----------------	-------------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the following pro forma amounts for the fiscal years ended May 31:

		2000 --------------------	1999 --------------------	1998 -------------------
Net loss:	As reported:	$ (1,170,942)	$ (681,306)	$ (2,218,642)
	Pro forma:	$ (1,668,194)	$ (1,123,435)	$ (2,820,169)
Loss per share:	As reported:
	Basic	$ (.34)	$ (.20)	$ (.65)
	Diluted	$ (.34)	$ (.20)	$ (.65)
Pro forma:
	Basic	$ (.48)	$ (.32)	$ (.82)
	Diluted	$ (.48)	$ (.32)	$ (.82)

Pro forma loss reflect only options granted from fiscal 1997 to fiscal 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net loss because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1997 are not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for fiscal 2000, 1999, 1998 and 1997 grants; risk-free interest rate at the date of grant which ranged from 5.6% to 6.7%; expected dividend yield of 0.0%; expected life of 5 years; and expected volatility of 43.79%.

As of May 31, 2000 a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9.     Allowance for Doubtful Accounts and Inventory Valuation Reserves

The Company records, based on periodic reviews of its trade receivables and inventories, allowances for estimated uncollectible trade accounts receivable and slow moving or obsolete inventories. A summary of amounts provisions for estimated bad debts and obsolete or slow-moving inventories and the related charges to the allowance for doubtful accounts and inventory valuation reserves are as follows:

Trade receivables:
Fiscal Years Ended May 31,	Beginning of Year Balance -----------------------	Provisions ---------------------	Charge-offs, Net of Recoveries ----------------------	End of Year Balance --------------------

2000	$ 400,000 ===========	$ 244,326 ==========	$ (264,326) ===========	$ 380,000 ==========
1999	$ 374,994 ===========	$ 130,000 ==========	$ (104,994) ===========	$ 400,000 ==========
1998	$ 269,140 ===========	$ 213,938 ==========	$ (108,084) ===========	$ 374,994 ==========

Inventories:
Fiscal Years Ended May 31,	Beginning of Year Balance ----------------------	Provisions ----------------------	Charge-offs/ Reclassi- fications ---------------------	End of Year Balance --------------------

2000	$ 325,000 ============	$ 375,000 ===========	$ - ===========	$ 700,000 ==========
1999	$ 200,000 ============	$ 40,000 ===========	$ 85,000 ===========	$ 325,000 ==========
1998	$ - ============	$ 200,000 ===========	$ - ===========	$ 200,000 ==========

Note 10.     Business Segments

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

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

allocating certain overhead expenses to the segments based on management's estimates. The following information represents the disclosure requirements and information management utilizes in measuring the profit or loss of each significant segment:

The table below presents information about the reported operating income of the Company for the fiscal years ended May 31, 2000, 1999 and 1998. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

	Product Sales - New Casino Openings --------------------------------	Product Sales - Established Casinos -------------------------	Consolidated Totals -----------------------
2000
Revenues	$ 2,127,847	$ 20,534,215	$ 22,662,062
Operating loss	(90,404) ------------------------	(462,629) ------------------------	(553,033) -------------------
1999
Revenues	$ 2,296,459	$ 21,617,949	$ 23,914,408
Operating loss	(138,701) ------------------------	(1,020,113) ------------------------	(1,158,814) --------------------
1998
Revenues	$ 3,185,377	$ 22,700,250	$ 25,885,627
Operating loss	(229,489) ------------------------	(2,974,217) ------------------------	(3,203,706) --------------------

Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the fiscal years ended May 31, 2000, 1999 and 1998, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating loss for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

The Company's long-lived assets are domiciled in the United States and Mexico. The table below presents information regarding the long-lived assets as of May 31:

	2000 --------------------	1999 ---------------------	1998 ---------------------
MEXICO:
Property and Equipment, cost	$ 8,097,977	$ 9,248,820	$ 7,656,140
Less accumulated depreciation	2,508,390 --------------------	2,887,990 -------------------	2,169,682 -------------------
Net property and equipment	$ 5,589,587 --------------------	$ 6,360,830 -------------------	$ 5,486,458 -------------------
UNITED STATES:
Property and Equipment, cost	$ 4,108,393	$ 4,941,376	$ 6,111,713
Less accumulated depreciation	1,301,615 --------------------	1,885,550 -------------------	2,492,626 -------------------
Net property and equipment	$ 2,806,778 --------------------	$ 3,055,826 -------------------	$ 3,619,087 -------------------
	$ 8,396,365 ============	$ 9,416,656 ===========	$ 9,105,545 ===========

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10.     Directors and Executive Officers of the Registrant

        This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Annual Meeting of Stockholders to be held on November 14, 2000.

Item 11.     Executive Compensation

        This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on November 14, 2000.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on November 14, 2000.

Item 13.     Certain Relationships and Related Transactions

        This information is incorporated by reference the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on November 14, 2000.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)     1.     Financial Statements

                          Included in Part II of this report:

                          Consolidated Balance Sheets at May 31, 2000 and 1999.

                          Consolidated Statements of Operations for the Fiscal Years Ended May 31,
                           2000, 1999 and 1998.

                           Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
                           May 31, 2000, 1999 and 1998.

                           Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31 ,
                           2000, 1999 and 1998.

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

10.05

Modification/Change in Terms Agreement dated October 23, 1998 between Paul-Son Gaming Supplies, Inc. and Norwest Bank Nevada, N.A.; Promissory Note made by Paul-Son Gaming Supplies, Inc., in favor of Norwest Bank Nevada, N.A., dated October 23, 1998; Change in Terms Agreement dated October 23, 1998, between Paul-Son Gaming Supplies, Inc., and Norwest Bank Nevada, N.A., incorporated by reference from the Company's quarterly report on form 10-Q for the quarter ended November 30, 1998.

10.06	Forbearance Agreement dated June 6, 2000 between Paul-Son Gaming Supplies, Inc. and Wells Fargo Bank Nevada, N.A.
21.01	List of subsidiaries of Paul-Son Gaming Corporation.
23.01	Consent of Deloitte & Touche LLP
27.01	Financial Data Schedule

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

August 25, 2000	By	/s/ Eric P. Endy --------------------------------------------- Eric P. Endy Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 25, 2000	By	/s/ Eric P. Endy --------------------------------------------------- Eric P. Endy Chairman of the Board, President and Chief Executive Officer

By	/s/ John M. Garner --------------------------------------------------- John M. Garner, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By	/s/ Jerry G. West --------------------------------------------------- Jerry G. West, Director

By	/s/ Richard W. Scott --------------------------------------------------- Richard W. Scott, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE NO.
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

EXHIBIT NO.	DESCRIPTION	PAGE NO.
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

10.05

Modification/Change in Terms Agreement dated October 23, 1998 between Paul-Son Gaming Supplies, Inc. and Norwest Bank Nevada, N.A.; Promissory Note made by Paul-Son Gaming Supplies, Inc., in favor of Norwest Bank Nevada, N.A., dated October 23, 1998; Change in Terms Agreement dated October 23, 1998, between Paul-Son Gaming Supplies, Inc., and Norwest Bank Nevada, N.A., incorporated by reference from the Company's quarterly report on form 10-Q for the quarter ended November 30, 1998.

10.06	Forbearance Agreement dated June 6, 2000 between Paul-Son Gaming Supplies, Inc. and Wells Fargo Bank Nevada, N.A.	54
21.01	List of subsidiaries of Paul-Son Gaming Corporation.	59
23.01	Consent of Deloitte & Touche LLP	61
27.01	Financial Data Schedule	63