Form 10-Q
period 2000-08-31
PAUL SON GAMING CORP
filed 2000-10-16
CIK 918580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:             August 31, 2000
                                    --------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                     to
                                    --------------------    --------------------

Commission file number: 0-23588
                       ---------------------------------------------------------

                           PAUL-SON GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                 88-0310433
-------------------------------------  -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                          No.)

1700 S. Industrial Road, Las Vegas, Nevada                            89102
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (702) 384-2425
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     3,449,757 shares of Common Stock, $0.01 par value, as of October 12, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        AUGUST 31, 2000 AND MAY 31, 2000

                                     ASSETS

                                                                                     AUGUST 31,         MAY 31,
                                                                                       2000              2000
                                                                                    ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $  2,295,171      $  2,071,952
   Trade receivables, less allowance for doubtful accounts
     of $410,000 and $380,000                                                          2,142,779         2,298,336
   Inventories, net                                                                    3,644,090         4,146,065
   Prepaid expenses                                                                      171,507           128,128
   Other current assets                                                                  112,193           137,162
                                                                                    ------------      ------------
     Total current assets                                                              8,365,740         8,781,643

PROPERTY AND EQUIPMENT, NET                                                            8,325,008         8,396,365

OTHER ASSETS                                                                             673,066           577,868
                                                                                    ------------      ------------
                                                                                    $ 17,363,814      $ 17,755,876
                                                                                    ============      ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                             $  1,632,846      $  1,899,443
   Accounts payable                                                                      881,233           779,309
   Accrued expenses                                                                      792,918           818,092
   Customer deposits                                                                     329,115           199,078
   Income taxes payable                                                                   38,072            22,927
                                                                                    ------------      ------------
     Total current liabilities                                                         3,674,184         3,718,849
                                                                                    ------------      ------------


LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                594,046           667,401
                                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                                 --                --

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                                              --                --
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued: 3,477,050
     shares as of August 31, 2000 and May 31, 2000                                        34,771            34,771
   Additional paid-in capital                                                         13,652,936        13,652,936
   Accumulated deficit                                                                  (396,343)         (129,351)
   Less: Treasury stock, at cost, 27,293 and 24,293  shares                             (195,780)         (188,730)
                                                                                    ------------      ------------
     Total stockholders' equity                                                       13,095,584        13,369,626
                                                                                    ------------      ------------
                                                                                    $ 17,363,814      $ 17,755,876
                                                                                    ============      ============

            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     AUGUST 31,
                                                            ----------------------------
                                                               2000            1999
                                                            -----------      -----------
Revenues                                                    $ 5,309,447      $ 6,356,576

Cost of revenues                                              4,049,411        4,746,564
                                                            -----------      -----------

   Gross profit                                               1,260,036        1,610,012

Selling, general and administrative expenses                  1,487,951        1,619,694
                                                            -----------      -----------

   Operating loss                                              (227,915)          (9,682)

Other income                                                     23,301          104,471
Interest expense                                                (62,378)         (64,205)
                                                            -----------      -----------

Income (loss) before income taxes                              (266,992)          30,584

Income tax (expense) benefit                                         --          (11,000)
                                                            -----------      -----------

   Net income (loss)                                        $  (266,992)     $    19,584
                                                            ===========      ===========

Income (loss) per share:
   Basic                                                         ($0.08)           $0.01
   Diluted                                                       ($0.08)           $0.01

            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              AUGUST 31,
                                                                                        2000             1999
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $  (266,992)     $    19,584
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        258,177          256,545
    Provision for doubtful accounts                                                       63,242           40,589
    Provision for inventory obsolescence                                                  60,000           50,000
    Gain on sale/disposal of assets                                                           --          (95,046)
  Change in operating assets and liabilities:
    Accounts receivable                                                                   92,315          559,829
    Inventories                                                                          441,975          434,082
    Other current assets                                                                 (18,410)         116,370
    Deferred tax asset                                                                        --           11,000
    Accounts payable and accrued expenses                                                 76,750         (619,881)
    Other assets                                                                        (120,291)              --
    Customer deposits                                                                    130,037         (268,016)
    Income taxes payable                                                                  15,145          (10,922)
                                                                                     -----------      -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            731,948          494,134
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of property and equipment                                         --          161,542
  Purchase of property and equipment                                                    (161,727)         (26,597)
                                                                                     -----------      -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (161,727)         134,945
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of treasury stock                                                             (7,050)              --
  Proceeds from the issuance of long-term notes                                           39,452               --
  Principal payments on short-term/long-term  borrowings                                (379,404)         (80,191)
                                                                                     -----------      -----------
    NET CASH USED IN FINANCING ACTIVITIES                                               (347,002)         (80,191)
                                                                                     -----------      -----------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                            223,219          548,888

Cash and cash equivalents, beginning of year                                           2,071,952          656,299
                                                                                     -----------      -----------
Cash and cash equivalents, end of year                                               $ 2,295,171      $ 1,205,187
                                                                                     ===========      ===========

Supplemental cash flows information:
  Operating  activities  include cash  payments for interest and income taxes as follows:
       Interest paid                                                                 $    62,378      $    64,205
       Income taxes paid                                                                      --           12,400

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

BASIS OF CONSOLIDATION AND PRESENTATION

     The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 2000.

     The condensed consolidated balance sheet as of August 31, 2000 and statements of operations and cash flows for the three month periods ended August 31, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

OTHER ASSETS

     Included in other assets are goodwill, which is being amortized on a straight-line basis over 20 years, and patent rights costs, which are being amortized over 5 years.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 15, 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. As the Company does not have significant derivative instruments, management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

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

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2 - INVENTORIES

     Inventories consist of the following:


                                                August 31,       May 31,
                                                   2000           2000
                                                ----------     ----------
        Raw materials                           $2,056,357     $2,321,531
        Work in process                            196,556        225,507
        Finished goods                           2,151,177      2,299,027
                                                ----------     ----------
                                                 4,404,090      4,846,065
        Less inventory reserves                    760,000        700,000
                                                ----------     ----------
                                                $3,644,090     $4,146,065
                                                ==========     ==========


NOTE 3 - LONG-TERM DEBT AND PLEDGED ASSETS

     Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined in the agreement, and to maintain net income annually of at least $250,000. As of May 31, 2000 the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement requires the Company to pay additional monthly principal payments of $100,000 which began June 15, 2000. The additional monthly principal payments increase to $125,000 beginning October 15, 2000 and to $150,000 beginning February 15, 2001. The bank has agreed to waive its rights to declare a default on the Facilities as long as principal payments are made in accordance with the forbearance agreement. The Company made the required payments under the forbearance agreement during the quarter ended August 31, 2000.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Long-term debt consists of the following:

                                                                                August 31,            May 31,
                                                                                   2000                 2000
                                                                              --------------       --------------
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, plus additional monthly graduating principal payments of $100,000 to $150,000 from June 2000 through May 2001, secured by a first deed of trust on the Company's main facility in
   Las Vegas, Nevada and a first security interest on all Company
   assets..............................................................       $    1,323,254       $    1,643,518

Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75% through July 2001 with a balloon payment of approximately $42,000 due August 2002, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a
   first security interest on all Company assets.......................              194,444              236,111

Notes payable to mortgage company, collateralized by real estate, interest at 7.5%, with principal and interest payments of
   approximately $500 due monthly through July 2001....................                4,840                6,235

Various notes payable to finance company, interest at 2% to 5%, with principal and interest payments of approximately  $1,125 due monthly
   through July 2003...................................................               38,853                   --

Capital lease obligation payable for equipment, variable interest
   (approximately 9% at August 31, 2000), payable in monthly
   installments of approximately $12,250 through March 2006,
   collateralized by a second security interest on principally all
   Company assets......................................................              665,501              680,980
                                                                              --------------       --------------
                                                                                   2,226,892            2,566,844
         Less current portion..........................................            1,632,846            1,899,443
                                                                              --------------       --------------
                                                                              $      594,046       $      667,401
                                                                              ==============       ==============

NOTE 4 - EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted income
(loss) per share as required by SFAS No. 128, "Earnings per Share":

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                             Dilutive
                                                                              Stock
                                                           Basic             Options            Diluted
                                                       --------------     --------------     --------------
For the 3 month period ended August 31, 2000
--------------------------------------------

Net loss                                               $     (266,992)                        $    (266,992)
Weighted Average Shares                                     3,452,647               --            3,452,647
Per Share Amount                                               ($0.08)                               ($0.08)


For the 3 month period ended August 31, 1999
--------------------------------------------

Net income                                             $       19,584                         $      19,584
Weighted Average Shares                                     3,455,757           38,372            3,494,129
Per Share Amount                                                $0.01                                 $0.01


     There were no dilutive stock options for the three months ended August 31, 2000.

     The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the three months ended August 31, 2000 and 1999. These outstanding antidilutive options for the three months ended August 31, 2000 and 1999 were approximately 530,000.

NOTE 5.  BUSINESS SEGMENTS

     The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for financial statements for fiscal years beginning after December 1997. This statement, which supersedes SFAS No. 14, establishes standards for reporting information about operating segments in annual financial statements. The statement requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company's reportable segments have been identified as follows:

     - Sale of Gaming Supply Products to New Casino Openings - Significant sales of products to casinos which opened during the fiscal year, the majority of which sales are not replaced on a regular, recurring basis.

     - Sale of Gaming Supply Products to Established Casinos - Sales of products to casino customers which had opened prior to the fiscal year and are principally considered on-going, recurring sales.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of each segment by

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


allocating certain overhead expenses to the segments based on management's estimates. The following information represents the disclosure requirements and information management utilizes in measuring the profit or loss of each significant segment:

The table below presents information about the reported operating income of the Company for the three-month periods ended August 31, 2000 and 1999. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

2000                                        Product Sales - New         Product Sales -            Consolidated
----                                           Casino Openings         Established Casinos             totals
                                            --------------------       -------------------        -----------------
Revenues                                     $       553,687            $     4,755,760           $     5,309,447

Operating income (loss)                      $       (17,395)           $      (210,520)          $      (227,915)
                                            --------------------       -------------------        -----------------

                                            --------------------       -------------------        -----------------
1999                                        Product Sales - New         Product Sales -            Consolidated
----                                           Casino Openings         Established Casinos             totals
                                            --------------------       -------------------        -----------------
Revenues                                     $     1,517,541            $     4,839,035           $     6,356,576

Operating income (loss)                      $       222,398            $      (232,080)          $        (9,682)
                                            --------------------       -------------------        -----------------


Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three-month periods ended August 31, 2000 and 1999, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income (loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

     REVENUES. For the three months ended August 31, 2000, revenues were approximately $5.3 million, a decrease of approximately $1.0 million, or 16%, versus revenues of approximately $6.3 million for the three months ended August 31, 1999. The decrease in revenues for the 2000 period was caused principally by a decline in new casino openings and expansions during the three months ended August 31, 2000 as compared to the three months ended August 31, 1999. During the three months ended August 31, 1999, casino chip and furniture revenues from new casino openings were approximately $1.5 million. During the same three month period ended August 31, 2000 new casino opening revenues totaled approximately $554,000. Sales of products manufactured by the Company totaled approximately $4.7 million in the 2000 period versus approximately $4.9 million in the same period of the prior year.

     COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 76.3% for the three months ended August 31, 2000 as compared to 74.7% for the three months ended August 31, 1999. This decline in the gross margin for the three months ended August 31, 2000 occurred primarily due to 1) an increase in costs to operate the Company's Mexican manufacturing plant as inflationary costs were not offset by a devaluation of the Mexican peso and 2) a larger underabsorption of fixed manufacturing overhead costs as production levels, primarily a function of sales volume, were less than the previous year's three month period.

     GROSS PROFIT. Gross profit for the three months ended August 31, 2000 decreased in absolute dollars by approximately $350,000 from the comparable period in the prior year as a result of the aforementioned decrease in revenues and the aforementioned decline in the gross margin percentage from 25.3% in the 1999 period to 23.7% in the 2000 quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended August 31, 2000, selling, general and administrative ("SG&A") expenses decreased approximately $132,000 or 8%, compared to the comparable period of the prior year. Reductions in sales related personnel, as well as certain sales office activities, occurred throughout the fiscal year ended May 31, 2000 and were principally the cause of the aforementioned decrease.

     INTEREST EXPENSE. For the three months ended August 31, 2000, interest expense decreased to approximately $62,000 from approximately $64,000 in the 1999 period. This decrease was due to a reduction in average borrowings outstanding during the three months ended August 31, 2000.

     OTHER INCOME. For the three months ended August 31, 2000, other income decreased to approximately $23,000 from approximately $104,000 in the 1999 period. This decrease was due principally to nonrecurring gains realized in the 1999 period from the sale of certain non-operating assets.

     NET INCOME/(LOSS). For the three months ended August 31, 2000 the Company incurred a net loss of approximately $267,000, a decline of approximately $287,000 from the net income of approximately $20,000 for the quarter ended August 31, 1999. This decline was primarily due to the aforementioned decrease in revenues, gross profit margin percentages and other income offset, in part, by the decrease in SG&A expenses. Net loss per basic and diluted share was $.08 for the three months ended August 31, 2000 as compared to net income per basic and diluted share of $.01 per share for the three months ended August 31, 1999.

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

     WORKING CAPITAL. Working capital totaled approximately $4.7 million at August 31, 2000, a decrease of approximately $400,000 in working capital from approximately $5.1 million in working capital at May 31, 2000.

     CASH FLOW. Operating activities provided approximately $732,000 in cash during the three months ended August 31, 2000, as compared to operating cash provided of approximately $494,000 during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of inventory balances of approximately $442,000, increases to customer deposits of approximately $130,000 and net income before non cash charges of approximately $114,000. Cash provided by operating activities were offset, in part, by cash used to reduce debt obligations of approximately $379,000 and purchases of fixed assets of approximately $162,000. Overall the Company experienced an increase in cash and cash equivalents of approximately $223,000.

     FORBEARANCE AGREEMENT. In June 2000, the Company entered into a forbearance agreement with Wells Fargo Bank of Nevada. The agreement requires that the Company make monthly additional principal payments beginning in June 2000 in the amount of $100,000. The monthly additional principal payments increase to $125,000 beginning October 2000 and to $150,000 beginning February 2000 until all debt obligations to Wells Fargo Bank of Nevada have been satisfied. The Company has complied with the requirements of the agreement as of October 12, 2000.

     STOCK REPURCHASE PROGRAM. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of October 11, 2000, the Company had repurchased 8,000 shares on the open market at a total cost of approximately $32,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     RECENTLY ISSUED ACCOUNTING GUIDANCE. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued or adopted accounting guidance and their expected impact on the Company's condensed consolidated financial statements.

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

     For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 2000,
Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement on Forward-Looking Information."

     Note: Dollar amounts have been rounded for narrative purposes while the percentages were calculated using actual amounts.

                           PART II. OTHER INFORMATION

ITEM 5   OTHER EVENTS

     The Company has determined to apply for a listing of its common stock on The Nasdaq SmallCap Market. Subject to satisfying the listing requirements, the Company anticipates the move to The Nasdaq SmallCap Market from the Nasdaq National Market will be completed by December 31, 2000.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.              Description
              ----------               -----------
                27.01                  Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PAUL-SON GAMING CORPORATION


Date:  October 13, 2000                By: /s/ Eric P. Endy
                                          -------------------------------------
                                           Eric P. Endy, Chairman of the Board
                                             and Chief Executive Officer
                                             (Duly Authorized Officer)






Date:  October 13, 2000                By: /s/ John M. Garner
                                          -------------------------------------
                                           John M. Garner, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit
   Number       Description                                              Page
   -------      -----------                                              ----
    27.01       Financial Data Schedule                                   18