Form 10-Q
period 2000-11-30
PAUL SON GAMING CORP
filed 2001-01-16
CIK 918580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:           November 30, 2000
                                        --------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:               to
                                        ---------------  ----------------

Commission file number:    0-23588
                           ----------------------------------------------------


                           PAUL-SON GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                      88-0310433
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1700 S. Industrial Road, Las Vegas, Nevada                        89102
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (702) 384-2425
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

        3,449,757 shares of Common Stock, $0.01 par value as of January 11, 2001

                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       NOVEMBER 30, 2000 AND MAY 31, 2000

                                     ASSETS

                                                                            NOVEMBER 30,                  MAY 31,
                                                                                2000                        2000
                                                                         --------------------        -------------------
CURRENT ASSETS
   Cash and cash equivalents                                                      $1,749,509                 $2,071,952
   Trade receivables, less allowance for doubtful accounts
     of $410,000 and $380,000                                                      2,240,378                  2,298,336
   Inventories, net                                                                3,047,387                  4,146,065
   Prepaid expenses                                                                  221,334                    128,128
   Other current assets                                                              184,213                    137,162
                                                                         --------------------        -------------------
     Total current assets                                                          7,442,821                  8,781,643
                                                                         --------------------        -------------------

PROPERTY AND EQUIPMENT, NET                                                        8,169,076                  8,396,365
                                                                         --------------------        -------------------

OTHER ASSETS                                                                         650,816                    577,868
                                                                         --------------------        -------------------
                                                                                 $16,262,713                $17,755,876
                                                                         ====================        ===================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                           $1,206,279                 $1,899,443
   Accounts payable                                                                  881,715                    779,309
   Accrued expenses                                                                  788,504                    818,092
   Customer deposits                                                                 138,580                    199,078
   Income taxes payable                                                               53,400                     22,927
                                                                         --------------------        -------------------
     Total current liabilities                                                     3,068,478                  3,718,849
                                                                         --------------------        -------------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                            565,072                    667,401
                                                                         --------------------        -------------------

COMMITMENTS AND CONTINGENCIES                                                        --                         --

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares,
     $.01 par value, none issued and outstanding                                     --                         --
   Common stock, authorized 30,000,000 shares,
     $.01 par value, issued: 3,477,050 shares
     as of November 30, 2000 and May 31, 2000                                         34,771                     34,771
   Additional paid-in capital                                                     13,652,936                 13,652,936
   Accumulated deficit                                                              (862,764)                  (129,351)
   Less: Treasury stock, at cost, 27,293 and 24,293 shares                          (195,780)                  (188,730)
                                                                         --------------------        -------------------
                                                                                  12,629,163                 13,369,626
                                                                         --------------------        -------------------
                                                                                 $16,262,713                $17,755,876
                                                                         ====================        ===================

            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                      NOVEMBER 30,                                  NOVEMBER 30,
                                        -----------------------------------------     -----------------------------------------
                                              2000                   1999                   2000                   1999
                                        -----------------      ------------------     ------------------     ------------------
Revenues                                    $5,111,999              $4,906,238             $10,421,446            $11,262,814

Cost of revenues                             4,056,457               3,827,457               8,105,868              8,574,021
                                        -----------------      ------------------     ------------------     ------------------

   Gross profit                              1,055,542               1,078,781               2,315,578              2,688,793

Selling, general and
   administrative expenses                   1,503,602               1,634,786               2,991,553              3,254,480
                                        -----------------      ------------------     ------------------     ------------------

   Operating loss                             (448,060)               (556,005)               (675,975)              (565,687)

Other income                                    19,407                  46,405                  42,708                150,876

Interest expense                               (37,768)                (62,806)               (100,146)              (127,011)
                                        -----------------      ------------------     ------------------     ------------------

Loss before income taxes                      (466,421)               (572,406)               (733,413)              (541,822)

Income tax provision                          --                      (557,000)             --                       (568,000)
                                        -----------------      ------------------     ------------------     ------------------

   Net loss                                  $(466,421)            $(1,129,406)              $(733,413)           $(1,109,822)
                                        =================      ==================     ==================     ==================


Loss per share:
   Basic                                        $(0.14)                 $(0.33)                 $(0.21)                $(0.32)
                                        =================      ==================     ==================     ==================
   Diluted                                      $(0.14)                 $(0.33)                 $(0.21)                $(0.32)
                                        =================      ==================     ==================     ==================


            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                             SIX MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                         2000              1999
                                                                                     --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                               $(733,413)     $(1,109,822)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                          514,672          502,779
    Provision for doubtful accounts                                                         70,782          100,589
    Provision for inventory obsolescence                                                    80,000          150,000
    Gain on sale/disposal of assets                                                           --           (122,783)
    Change in operating assets and liabilities:
       Accounts receivable                                                                 (12,824)       1,626,856
       Inventories                                                                       1,018,678          345,083
       Other current assets                                                               (140,257)         121,899
       Other assets                                                                       (122,550)        (247,679)
       Deferred tax asset                                                                     --            568,000
       Accounts payable and accrued expenses                                                72,818         (262,489)
       Income taxes payable                                                                 30,473           31,315
       Customer deposits                                                                   (60,498)         451,835
                                                                                     --------------   ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                              717,881        2,155,583
                                                                                     --------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of property and equipment                                         --            249,069
  Purchase of property and equipment                                                      (237,781)        (192,771)
                                                                                     --------------   ----------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (237,781)          56,298
                                                                                     --------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                        39,452             --
  Principal payments on short-term/long-term borrowings                                   (834,945)        (153,854)
  Purchases of treasury stock                                                               (7,050)         (11,259)
                                                                                     --------------   ----------------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (802,543)        (165,113)
                                                                                     --------------   ----------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (322,443)       2,046,768
Cash and cash equivalents, beginning of period                                           2,071,952          656,299
                                                                                     --------------   ----------------
Cash and cash equivalents, end of period                                                $1,749,509       $2,703,067
                                                                                     ==============   ================


Supplemental cash flows information:
  Operating activities include cash payments for interest and income taxes as follows:
       Interest paid                                                                      $100,146         $127,011
       Income taxes paid                                                                      --             12,400


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

     BASIS OF CONSOLIDATION AND PRESENTATION

              The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 2000.

              The condensed consolidated balance sheet as of November 30, 2000 and statements of operations and cash flows for the three and six-month periods ended November 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

     ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

              The Company performs ongoing credit evaluations of its customers and generally requires a deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for doubtful accounts, and charges against the allowance have been within management's expectations.

     INVENTORIES

              Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost, net of depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the following estimated useful lives:

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. As the Company does not have significant derivative instruments, management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

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

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                      November 30,            May 31,
                                                          2000                 2000
                                                  -------------------    ------------------
              Raw materials                             $1,672,631             $2,321,531
              Work in process                              153,627                225,507
              Finished goods                             2,001,129              2,299,027
                                                  -------------------    ------------------
                                                         3,827,387              4,846,065
              Less inventory reserves                      780,000                700,000
                                                  -------------------    ------------------
                                                        $3,047,387             $4,146,065
                                                  ===================    ==================


NOTE 3 - LONG-TERM DEBT AND PLEDGED ASSETS

         Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the Facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined, and to maintain net income annually of at least $250,000. As of May 31, 2000, the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement requires the Company to pay additional monthly principal payments of $100,000 which began June 15, 2000. The additional monthly principal payments increased to $125,000 beginning October 15, 2000 and will increase to $150,000 beginning February 15, 2001. The bank has agreed to waive its rights to declare a default on the Facilities as long as principal payments are made in accordance with the forbearance agreement. The Company made the required payments under the forbearance agreement during the three and six months ended November 30, 2000.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 3 - LONG-TERM DEBT AND PLEDGED ASSETS
              (CONTINUED)

Long-term debt consists of the following:

                                                                                November 30,           May 31,
                                                                                    2000                 2000
                                                                             ------------------   -----------------
Note  payable to bank in monthly  installments  of  $18,118,  including interest of 8.87%,  plus  additional  monthly  graduating  principal payments of $100,000  to $150,000  from June 2000  through May 2001, secured by a first deed of trust on the  Company's  main facility in
   Las  Vegas,  Nevada and a first  security  interest  on all  Company
   assets..............................................................         $    945,650       $    1,643,518

Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75% through July 2001 with a balloon payment of approximately $42,000 due August 2001, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a
   first security interest on all Company assets.......................              152,777              236,111

Notes payable to mortgage company, collateralized by real estate, interest at 7.5%, with principal and interest payments of
   approximately $500 due monthly through July 2001....................                3,418                6,235

Various  notes payable to finance  company with  principal and interest
   payments of approximately $1,125 due monthly through July 2003......               35,589                   --

Capital lease obligation payable for equipment, variable interest
   (approximately 9% at November 30, 2000), payable in monthly installments of approximately $12,250 through March 2006,
   collateralized by a second security interest on principally all
   Company assets......................................................              633,917              680,980
                                                                             ------------------   -----------------
                                                                                   1,771,351            2,566,844
         Less current portion..........................................            1,206,279            1,899,443
                                                                             ------------------   -----------------
                                                                              $      565,072       $      667,401
                                                                             ==================   =================

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 4 - EARNINGS PER SHARE

         The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":


                                                                                         Dilutive
                                                                                          Stock
                                                                       Basic             Options             Diluted
                                                                  -----------------    -------------     ----------------
FOR THE 6 MONTH PERIOD ENDED NOVEMBER 30, 2000

Net loss                                                              $(733,413)                            $ (733,413)
Weighted Average Shares                                               3,451,210            --                3,451,210
Per Share Amount                                                         $(0.21)                                $(0.21)


FOR THE 6 MONTH PERIOD ENDED NOVEMBER 30, 1999

Net loss                                                            $(1,109,822)                           $(1,109,822)
Weighted Average Shares                                               3,455,150            --                3,455,150
Per Share Amount                                                         $(0.32)                                $(0.32)

FOR THE 3 MONTH PERIOD ENDED NOVEMBER 30, 2000

Net loss                                                            $  (466,421)                             $(466,421)
Weighted Average Shares                                               3,449,757            --                3,449,757
Per Share Amount                                                         $(0.14)                                $(0.14)


FOR THE 3 MONTH PERIOD ENDED NOVEMBER 30, 1999

Net loss                                                            $(1,129,406)                           $(1,129,406)
Weighted Average Shares                                               3,454,537            --                3,454,537
Per Share Amount                                                         $(0.33)                                $(0.33)

         Dilutive stock options for the three and six months ended November 30, 2000 (6,000) and November 30, 1999 (111,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

         The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and six-month periods. These outstanding, antidilutive options for the three and six months ended November 30, 2000 and 1999 were approximately 520,000 and 535,000, respectively.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 5 - BUSINESS SEGMENTS

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

         The table below presents information about the reported operating income of the Company for the three and six-month periods ended November 30, 2000 and 1999. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

Six Months Ended November 30,

2000                                         Product Sales - New           Product Sales -          Consolidated
                                               Casino Openings           Established Casinos           Totals
                                            -----------------------      ---------------------   -------------------
Revenues                                          $1,088,950                  $9,332,496              $10,421,446
Operating loss                                      $(57,232)                  $(618,743)               $(675,975)
                                            -----------------------      ---------------------   -------------------


                                            -----------------------      ---------------------   -------------------
1999                                         Product Sales - New           Product Sales -          Consolidated
                                               Casino Openings           Established Casinos           Totals
                                            -----------------------      ---------------------   -------------------
Revenues                                          $1,517,541                  $9,745,273              $11,262,814
Operating income (loss)                              $58,919                   $(624,606)               $(565,687)
                                            -----------------------      ---------------------   -------------------

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES


NOTE 5 - BUSINESS SEGMENTS
              (CONTINUED)

Three Months Ended November 30,

2000                                         Product Sales - New           Product Sales -          Consolidated
                                               Casino Openings           Established Casinos           Totals
                                            -----------------------      ---------------------   -------------------
Revenues                                            $535,263                  $4,576,736               $5,111,999
Operating loss                                      $(39,837)                  $(408,223)               $(448,060)
                                            -----------------------      ---------------------   -------------------


                                            -----------------------      ---------------------   -------------------
1999                                         Product Sales - New           Product Sales -          Consolidated
                                               Casino Openings           Established Casinos           Totals
                                            -----------------------      ---------------------   -------------------
Revenues                                               --                     $4,906,238               $4,906,238
Operating loss                                     $(163,479)                  $(392,526)               $(556,005)
                                            -----------------------      ---------------------   -------------------


         Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three and six-month periods ended November 30, 2000 and 1999, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income (loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.


NOTE 6 - INCOME TAXES

         The Company recorded an allowance of $557,000 in the form of a tax provision during its fiscal quarter ended November 30, 1999 based on a review of operating results. The allowance was recorded against certain future tax benefits, the realization of which were deemed uncertain. The deferred tax benefits are primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions. Since November 30, 1999, the Company has not recorded tax benefits against pretax losses incurred.

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

         REVENUES. For the three months ended November 30, 2000, revenues were approximately $5.1 million, an increase of approximately $206,000, or 4%, versus revenues of approximately $4.9 million for the three months ended November 30, 1999. The increase in revenues for the 2000 period was caused principally by an increase in sales of casino table layouts and casino chips of approximately $550,000. The Company acquired patent rights for the production of certain synthetic layouts in the latter half of the fiscal year ended May 31, 2000 which has helped increase its market share of casino table layouts. These increases were offset, in part, by decreases in sales of casino playing cards, dice and table accessories, such as seating and table furniture, of approximately $300,000. Sales of products manufactured by the Company totaled approximately $4.3 million and $4.0 million in the respective 2000 and 1999 three-month periods.

         COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 79.4% for the three months ended November 30, 2000 as compared to 78.0% for the three months ended November 30, 1999. This slight decline in the gross margin percentage occurred as inflationary costs to operate the Company's Mexico manufacturing plant were not offset by a devaluation in the Mexican peso. Additionally, the Company incurred certain severance costs related to the reduction of some of its manufacturing personnel during the quarter ended November 30, 2000.

         GROSS PROFIT. Gross profit for the three months ended November 30, 2000 decreased in absolute dollars by approximately $23,000 from the comparable period in the prior year as a result of the aforementioned higher cost of revenues as a percentage of sales from 78.0% in the 1999 period to 79.4% offset, in part, by the increase in revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended November 30, 2000, selling, general and administrative ("SG&A") expenses decreased approximately $131,000, or 8%, compared to the comparable period of the prior year. Reductions in sales related personnel, as well as certain sales office activities, occurred throughout the fiscal year ended May 31, 2000 and were principally the cause of the aforementioned decrease.

         OTHER INCOME. For the three months ended November 30, 2000, other income decreased to approximately $19,000 from approximately $46,000 in the 1999 period. This decrease was caused principally from certain nonrecurring gains on the sale of non-operating assets which occurred during the quarter ended November 30, 1999.

         INTEREST EXPENSE. For the three months ended November 30, 2000, interest expense decreased to approximately $38,000 from approximately $63,000 in the 1999 period. This decrease was due principally to lower average outstanding debt during the 2000 period as compared to the 1999 period.

         INCOME TAXES. For the three months ended November 30, 2000, the Company did not record a tax benefit related to its pretax loss. For the three months ended November 30, 1999 the Company recorded a tax provision of $557,000. The Company recorded the 1999 quarterly period tax provision as an allowance to an existing deferred tax asset due to uncertainties related to its realizability. The Company did not record a tax benefit in the 2000 period due to current uncertainties about the timing of the recognition of an asset recorded for future tax benefits.

         NET LOSS. For the three months ended November 30, 2000, the Company's net loss was approximately $466,000, a reduction in net loss of approximately $663,000 from the net loss of approximately $1,129,000 for the quarter ended November 30, 1999. This improvement in net loss versus the net loss of the prior year period was primarily due to (i) the absence of a tax provision in the 2000 quarterly period as compared to a tax provision in the prior year quarter of $557,000, (ii) the increase in revenues offset, in part, by a slight decline in the gross profit margins and (iii) the reduction in selling, general and administrative expenses offset, in part, by a decline in other income. Net loss per diluted share was $.14 for the three months ended November 30, 2000, as compared to a net loss per diluted share of $.33 for the three months ended November 30, 1999.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

         REVENUES. For the six months ended November 30, 2000, revenues totaled approximately $10.4 million, an 8% decrease versus the approximate $11.3 million of revenues in the 1999 period. The decrease in revenues for the 2000 period was due principally to a decrease in sales of casino chips, casino playing cards and furniture/accessory product sales of approximately $1.0 million during the 2000 period offset, in part, by an increase in sales of casino layouts of approximately $160,000. The decline in sales of casino chips, accessories and furniture products was caused principally by a decline in the number of new casino openings and expansions during the six months ended November 30, 2000 as compared to the same period of the previous year. Sales of casino layouts increased over the prior year six-month period due to the acquisition, in the latter half of the fiscal year ended May 31, 2000, of patent rights relating to the production of certain casino layouts. Sales of products manufactured by the Company totaled approximately $9.3 million in the 2000 period, compared to approximately $8.8 million in the same period of the prior year.

         COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 77.8% for the six-month period ended November 30, 2000 as compared to 76.1% for the six months ended November 30, 1999. This slight decline in the gross margin percentage occurred as the Company experienced higher costs in its Mexican manufacturing facilities due to inflation. These inflationary increases were not offset by a corresponding devaluation of the Mexican peso during the six months ended November 30, 2000. Additionally, the Company experienced an increase in unabsorbed fixed manufacturing costs in the current year period due to lower sales and production volume in its Mexican manufacturing plant.

         GROSS PROFIT. Gross profit for the six months ended November 30, 2000 decreased in absolute dollars by approximately $373,000 over the comparable period in the prior year. This decrease was primarily a result of the decrease in revenues and increase in the cost of revenues as a percentage of sales in the 2000 period versus the 1999 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended November 30, 2000, SG&A expenses decreased approximately $263,000, or 8%, to approximately $3.0 million as compared to approximately $3.3 million in the comparable period of the prior year. Reductions in sales related personnel, as well as certain sales related activities, occurred throughout the fiscal year ended May 31, 2000 and were principally the cause of the aforementioned decrease.

         OTHER INCOME. For the six months ended November 30, 2000, other income decreased to approximately $43,000 from approximately $151,000 in the 1999 period. This decrease was caused principally by certain nonrecurring gains recognized from the sale of non-operating assets during the six months ended November 30, 1999.

         INTEREST EXPENSE. For the six months ended November 30, 2000, interest expense decreased to approximately $100,000, from approximately $127,000 in the 1999 period. This decrease was due principally to a decrease in average outstanding borrowings versus the prior year.

         INCOME TAXES. For the six months ended November 30, 2000, the Company did not record a tax provision for pretax losses. During the six months ended November 30, 1999, the Company recorded a tax provision of $568,000. The Company recorded the 1999 quarterly period tax provision as an allowance to an existing deferred tax asset due to uncertainties related to its realizability. The Company did not record a tax benefit in the 2000 period due to current uncertainties about the timing of the recognition of tax assets recorded for future tax benefits.

         NET LOSS. For the six months ended November 30, 2000, the Company sustained a net loss of approximately $733,000 versus a net loss of approximately $1,110,000 in the comparable prior year period. This improvement in net loss of approximately $377,000 was primarily due to the aforementioned absence of the tax provision recorded in the 1999 period, the reduction in selling, general and administrative expenses offset, in part, by the decline in gross margin and other income. The net loss per diluted share was $.21 for the six months ended November 30, 2000 as compared to a net loss per diluted share of $.32 for the six months ended November 30, 1999.

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

         WORKING CAPITAL. Working capital totaled approximately $4.4 million at November 30, 2000, a decrease of approximately $690,000 from approximately $5.1 million in working capital at May 31, 2000.

         CASH FLOW. Operating activities provided approximately $718,000 in cash during the six months ended November 30, 2000, as compared to cash provided of approximately $2.2 million during the same period in the prior year. The primary operational source of cash during the period was related to reductions of inventories of approximately $1.0 million. Overall, the Company experienced a decrease in cash during the six months ended November 30, 2000 of approximately $322,000 as the Company used approximately $835,000 to pay principal amounts on its debt and used approximately $238,000 for the acquisition of property and equipment.

         FORBEARANCE AGREEMENT. In June 2000, the Company entered into a forbearance agreement with Wells Fargo Bank of Nevada. The agreement requires that the Company make monthly additional principal payments beginning June 2000 in the amount of $100,000. The monthly additional principal payments increased to $125,000 beginning October 2000 and will increase to $150,000 beginning February 2001 until all debt obligations to Wells Fargo Bank of Nevada have been satisfied. The Company has complied with the requirements of the agreement as of January 11, 2001.

         STOCK REPURCHASE PROGRAM. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of January 11, 2001, the Company had repurchased 8,000 shares on the open market at a total cost of approximately $32,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on November 14, 2000, to elect the following directors:

        Name of Director                                For                 Against              Abstain
        -------------------------                  ---------------       --------------       --------------
        Paul S. Dennis                                3,272,862               97,310                0
        Richard W. Scott                              3,272,962               97,210                0

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PAUL-SON GAMING CORPORATION


Date:  January 12, 2001                By:  /s/ Eric P. Endy
                                           ------------------------------------
                                           Eric P. Endy, Chief Executive Officer
                                             (Duly Authorized Officer)






Date:  January 12, 2001                By:  /s/ John M. Garner
                                           ------------------------------------
                                           John M. Garner, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial Officer)