Form 10-Q
period 2001-02-28
PAUL SON GAMING CORP
filed 2001-04-16
CIK 918580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:           February 28, 2001
                                     -------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                     to
                                    --------------------    --------------------

Commission file number: 0-23588
                        --------------------------------------------------------


                           PAUL-SON GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                     88-0310433
--------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1700 S. Industrial Road, Las Vegas, Nevada                             89102
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

YES   X     NO
    ------     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,449,757 shares of Common Stock, $0.01 par value, as of April 13, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       FEBRUARY 28, 2001 AND MAY 31, 2000

                                     ASSETS

                                                                              FEBRUARY 28,                  MAY 31,
                                                                                 2001                         2000
                                                                             --------------              --------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $     887,777               $   2,071,952
   Trade receivables, less allowance for doubtful accounts
     of $400,000 and $380,000                                                     2,454,858                   2,298,336
   Inventories, net                                                               2,875,213                   4,146,065
   Prepaid expenses                                                                 148,349                     128,128
   Other current assets                                                              89,074                     137,162
                                                                             --------------              --------------
         Total current assets                                                     6,455,271                   8,781,643

PROPERTY AND EQUIPMENT, NET                                                       8,561,024                   8,396,365

OTHER ASSETS                                                                        625,724                     577,868
                                                                             --------------              --------------
                                                                             $  15,642,019               $  17,755,876
                                                                             ==============              ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                      $      737,396              $    1,899,443
   Accounts payable                                                               1,158,831                     779,309
   Accrued expenses                                                                 729,045                     818,092
   Customer deposits                                                                 99,548                     199,078
   Income taxes payable                                                              11,991                      22,927
                                                                             --------------              --------------
         Total current liabilities                                                2,736,811                   3,718,849
                                                                             --------------              --------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                           526,917                     667,401
                                                                             --------------              --------------

COMMITMENTS AND CONTINGENCIES                                                            --                          --

STOCKHOLDERS' EQUITY

   Preferred stock, authorized 10,000,000 shares, $.01 par
     value, none issued and outstanding                                                  --                          --
   Common stock, authorized 30,000,000 shares, $.01 par
     value, issued:  3,477,050 shares as of February 28,
     2001 and May 31, 2000                                                           34,771                      34,771
   Additional paid-in capital                                                    13,652,936                  13,652,936
   Accumulated deficit                                                           (1,113,636)                   (129,351)
   Less:  Treasury stock, at cost, 27,293 and 24,293 shares                        (195,780)                   (188,730)
                                                                             --------------              --------------
                                                                                 12,378,291                  13,369,626
                                                                             --------------              --------------
                                                                          $     15,642,019            $     17,755,876
                                                                             ==============              ==============

            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        -----------------------------------------     -----------------------------------------
                                          FEBRUARY 28,           FEBRUARY 29,            FEBRUARY 28,          FEBRUARY 29,
                                              2001                   2000                   2001                   2000
                                        -----------------      ------------------     ------------------     ------------------
Revenues                                 $    4,952,621         $    6,332,524         $   15,374,067         $   17,595,338

Cost of revenues                              3,850,171              4,607,225             11,956,039             13,181,246
                                        -----------------      ------------------     ------------------     ------------------

   Gross profit                               1,102,450              1,725,299              3,418,028              4,414,092

Selling, general and
  administrative expenses                     1,343,479              1,566,917              4,335,032              4,821,397
                                        -----------------      ------------------     ------------------     ------------------

   Operating income (loss)                     (241,029)               158,382               (917,004)              (407,305)

Other income                                     25,088                 19,558                 67,796                170,434

Interest expense                                (34,931)               (60,204)              (135,077)              (187,215)
                                        -----------------      ------------------     ------------------     ------------------

Income (loss) before income taxes              (250,872)               117,736               (984,285)              (424,086)

Income tax (expense) benefit                         --                     --                     --               (568,000)
                                        -----------------      ------------------     ------------------     ------------------

   Net income (loss)                     $     (250,872)        $      117,736         $     (984,285)        $     (992,086)
                                        =================      ==================     ==================     ==================


Income (loss) per share:
   Basic                                         ($0.07)                 $0.03                 ($0.29)                ($0.29)
   Diluted                                       ($0.07)                 $0.03                 ($0.29)                ($0.29)

            See notes to condensed consolidated financial statements.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                      FEBRUARY 28 AND FEBRUARY 29,
                                                                                       2001                  2000
                                                                                -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $      (984,285)      $      (992,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        820,098               770,690
    Provision for doubtful accounts                                                       58,631               185,589
    Provision for inventory obsolescence                                                 140,000               250,000
    Gain on sale/disposal of assets                                                       (6,000)             (122,688)
  Change in operating assets and liabilities:
    Accounts receivable                                                                 (235,153)            1,213,178
    Inventories                                                                        1,150,852               208,187
    Other current assets                                                                  27,867               215,437
    Other assets                                                                        (122,260)             (247,589)
    Deferred tax asset                                                                        --               568,000
    Accounts payable and accrued expenses                                                290,475               (11,796)
    Income taxes payable                                                                 (10,936)              (38,994)
    Customer deposits                                                                    (99,530)             (182,006)
                                                                                -------------------   --------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,029,759             1,815,922
                                                                                -------------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on sale of property and equipment                                     43,118               249,069
  Purchase of property and equipment                                                    (947,471)             (187,243)
                                                                                -------------------   --------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (904,353)               61,826
                                                                                -------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                      39,452                    --
  Principal payments on short-term/long-term borrowings                               (1,341,983)             (236,386)
  Purchases of treasury stock                                                             (7,050)              (15,225)
                                                                                -------------------   --------------------
    NET CASH USED IN FINANCING ACTIVITIES                                             (1,309,581)             (251,611)
                                                                                -------------------   --------------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,184,175)            1,626,137
Cash and cash equivalents, beginning of period                                         2,071,952               656,299
                                                                                -------------------   --------------------
Cash and cash equivalents, end of period                                         $       887,777       $     2,282,436
                                                                                ===================   ====================

Supplemental cash flows information:
  Operating activities include cash payments for interest and income taxes as follows:
       Interest paid                                                             $       135,077       $       187,215
       Income taxes paid                                                         $        51,856       $        38,994

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

              The condensed consolidated balance sheet as of February 28, 2001, the statements of operations for the three and nine-month periods ended February 28, 2001 and February 29, 2000 and the statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS


              The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years which begin after June 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. As the Company does not have significant derivative instruments, management believes that SFAS No. 133 will not have a material impact on its consolidated financial statements.

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

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                    FEBRUARY 28,            MAY 31,
                                                        2001                  2000
                                                -------------------    ------------------
          Raw materials                                 $1,606,475            $2,321,531
          Work in process                                  138,130               225,507
          Finished goods                                 1,970,608             2,299,027
                                                -------------------    ------------------
                                                         3,715,213             4,846,065
          Less inventory reserves                          840,000               700,000
                                                -------------------    ------------------
                                                        $2,875,213            $4,146,065
                                                ===================    ==================


NOTE 3 - LONG-TERM DEBT AND PLEDGED ASSETS

         Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the Facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined, and to maintain net income annually of at least $250,000. At May 31, 2000, the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement required the Company to pay additional monthly principal payments of $100,000 which began June 15, 2000. The additional monthly principal payments increased to $125,000 beginning October 15, 2000 and increased to $150,000 beginning February 15, 2001. The Company made the required payments under the forbearance agreement during the three and nine months ended February 28, 2001. In April 2001, the Company and the bank entered into a subsequent forbearance agreement (which supercedes the June 2000 forbearance agreement) whereby the Company, beginning April 15, 2001, has agreed to pay additional monthly principal equal to $50,000 until outstanding debt obligations owed to the bank under the $1.8 million note are satisfied. The additional principal payments required by the April 2001 forbearance agreements replace the additional principal payments under the June 2000 forbearance agreement. As part of the April 2001 forbearance agreement, the bank has agreed not to enforce its rights under the terms of the original loan documents relating to all restrictive financial covenants as long as the Company abides by the terms of the April 2001 forbearance agreement and performs all of the remaining terms of the loan documents.

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt consists of the following:

                                                                                                FEBRUARY 28,            MAY 31,
                                                                                                     2001                2000
                                                                                               ---------------      ---------------
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, plus additional monthly graduating principal payments of
   $100,000 to $150,000 from June 2000 through March 2001, and additional monthly principal payments of $50,000 beginning April 15, 2001 until paid in full, secured by a first deed of trust on the Company's main facility in
   Las Vegas, Nevada and a first security interest on all Company assets.....................  $     509,240        $   1,643,518

Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75% through July 2001 with a balloon payment of approximately $42,000 due August 2001, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all
   Company assets............................................................................        111,110              236,111

Note payable to mortgage company, collateralized by real estate, interest at
   7.5%, with principal and interest payments of approximately $500 due monthly
   through July 2001.........................................................................          1,970                6,235

Various  notes payable to finance  company with  principal and interest
   payments of approximately $1,125 due monthly through July 2003............................         32,320                   --

Capital lease obligation payable for equipment, variable interest (approximately
   9% at February 28, 2001), payable in monthly installments of approximately
   $12,250 through March 2006, collateralized by a second security interest on
   principally all Company assets............................................................        609,673              680,980
                                                                                               ---------------      ---------------
                                                                                                   1,264,313            2,566,844
         Less current portion................................................................        737,396            1,899,443
                                                                                               ---------------      ---------------
                                                                                              $      526,917       $      667,401
                                                                                             ==================   =================

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, "Earnings per Share":

                                                                                       DILUTIVE
                                                                                         STOCK
                                                                      BASIC             OPTIONS            DILUTED
                                                                  -------------      -------------      -----------
FOR THE 3 MONTH PERIOD ENDED FEBRUARY 28, 2001

Net loss                                                         $     (250,872)                        $    (250,872)
Weighted Average Shares                                               3,449,757           --                3,449,757
Per Share Amount                                                 $        (0.07)                        $       (0.07)


FOR THE 3 MONTH PERIOD ENDED FEBRUARY 29, 2000

Net income                                                       $      117,736                         $     117,736
Weighted Average Shares                                               3,453,092           --                3,453,092
Per Share Amount                                                 $         0.03                         $       0.03

                                                                                       DILUTIVE
                                                                                         STOCK
                                                                      BASIC             OPTIONS            DILUTED
                                                                  -------------      -------------      -----------
FOR THE 9 MONTH PERIOD ENDED FEBRUARY 28, 2001

Net loss                                                         $     (984,285)                        $    (984,285)
Weighted Average Shares                                               3,450,731           --                3,450,731
Per Share Amount                                                 $        (0.28)                        $       (0.28)


FOR THE 9 MONTH PERIOD ENDED FEBRUARY 29, 2000

Net loss                                                         $     (992,086)                        $    (992,086)
Weighted Average Shares                                               3,454,464           --                3,454,464
Per Share Amount                                                 $        (0.28)                        $       (0.28)

         Dilutive stock options for the nine months ended February 28, 2001 (6,000) and February 29, 2000 (100,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive. There were no dilutive stock options for the three months ended February 28, 2001 and February 29, 2000.

         The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and nine-month periods. These outstanding, antidilutive options for the three months ended February 28, 2001 and February 29, 2000 were 508,750 and 645,750, respectively. For the nine months ended

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2001 and February 29, 2000, the outstanding, antidilutive stock options were 502,750 and 545,000, respectively.


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

         The table below presents information about the reported operating income of the Company for the three and nine-month periods ended February 28, 2001 and February 29, 2000. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

                                                  PRODUCT SALES - NEW     PRODUCT SALES -           CONSOLIDATED
                                                  CASINO OPENINGS         ESTABLISHED CASINOS          TOTALS
                                                  ----------------------------------------------------------------
THREE MONTHS ENDED FEBRUARY 28, 2001
Revenues                                            $      120,558          $    4,832,063         $    4,952,621

Operating loss                                      $     (107,135)         $     (133,894)        $     (241,029)
                                                  ----------------------------------------------------------------

THREE MONTHS ENDED FEBRUARY 29, 2000
Revenues                                            $      293,855          $    6,038,669         $    6,332,524

Operating income (loss)                             $      (86,640)         $      245,022         $      158,382
                                                  ----------------------------------------------------------------

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED FEBRUARY 28, 2001
Revenues                                            $    1,209,508          $   14,164,559         $   15,374,067

Operating loss                                      $     (164,367)         $     (752,637)        $     (917,004)
                                                  ----------------------------------------------------------------

NINE MONTHS ENDED FEBRUARY 29, 2000
Revenues                                            $    1,811,396          $   15,783,942         $   17,595,338

Operating loss                                      $      (27,721)         $     (379,584)        $     (407,305)
                                                  ----------------------------------------------------------------

         Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three and nine-month periods ended February 28, 2001 and February 29, 2000, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating results for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

         NOTE 6 - INCOME TAXES

         During the nine-month period ended February 29, 2000, the Company recorded, in the form of an income tax provision, an allowance of $557,000 against certain future tax benefits, the realization of which are currently uncertain. The deferred tax benefits are primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions.

         NOTE 7 - LETTER OF INTENT

         In January 2001, the Company entered into a letter of intent with Etablissements Bourgogne et Grasset SA ("B&G"), The Bud Jones Company, Inc. and the stockholders of B&G relating to a proposed combination of the entities
(the "Combination").

          The letter of intent provides for the Combination to occur through the contribution of 100% of the outstanding shares of B&G to the Company in exchange for the issuance of 51% of the Company's post combination voting common shares. As a result of the Combination, B&G and its wholly-owned U.S. subsidiary, The Bud Jones Company, Inc., will become wholly-owned subsidiaries of the Company. Upon consummation of the Combination, the stockholders of B&G will designate a majority of the Company's board of directors and the Paul S. Endy, Jr. Living Trust (the "Endy Trust") will designate the remaining persons to serve on the board. The stockholders of B&G and the Endy Trust have agreed to vote their shares in favor of the respective parties' designee for a five-year period commencing on the closure date. Additionally, Gerard Charlier, B&G's President and Chief Executive Officer, would become Chairman of the

                  PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Board and Chief Executive Officer of the Company upon consummation of the Combination with Eric P. Endy, the Company's current Chairman of the Board and Chief Executive Officer, assuming the position of Vice-Chairman of the Board.

         The Combination is subject to the execution by the parties of a definitive agreement, the approval of stockholders and the receipt of all necessary gaming and regulatory approvals.

         In addition to the Combination, B&G agreed to purchase an aggregate of 300,000 of the Company's common stock from the Endy Trust, the Company's current controlling stockholder, for a purchase price of $3.00 per share. The sale of the shares will be made upon the consummation of the Combination. Upon completion of both the Combination and the purchase of the shares from the Endy trust, the stockholders of B&G will own approximately 56% of the Company's outstanding shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Paul-Son is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Ontario, Canada. The Company sells its products in every state in which casinos operate in the United States.

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         REVENUES. For the three months ended February 28, 2001, revenues were approximately $5.0 million, a decrease of approximately $1.3 million, or 20%, versus revenues of approximately $6.3 million for the three months ended February 29, 2000. The decrease in revenues for the 2001 period was caused principally by a decrease in sales of casino chips of approximately $900,000 as a significant order of the prior year and commemorative chip sales surrounding the "Year 2000" celebration were not replaced with similar orders in the 2001 period. Additionally, playing card sales decreased by approximately $300,000 due in part to the loss of several orders caused by a customer's corporate acquisition. Sales of products manufactured by the Company totaled approximately $4.4 million in the 2001 period versus approximately $5.3 million in the same period of the prior year.

         COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 77.7% for the three months ended February 28, 2001, as compared to 72.8% for the three months ended February 29, 2000. This decline in the gross margin occurred principally due to the aforementioned decline in sales and related manufacturing production during the three months ended February 28, 2001. Decreased production levels do not allow for a complete absorption of fixed manufacturing costs. Additionally, the Company experienced higher costs in its Mexican manufacturing facilities due to inflation which was not offset by a corresponding devaluation of the peso.

         GROSS PROFIT. Gross profit for the three months ended February 28, 2001 decreased in absolute dollars by approximately $623,000 from the comparable period in the prior year. This occurred as a result of the aforementioned decrease in revenues of approximately $1.3 million as well as the decrease in the gross margin percentage from 27.2% in the 2000 period to 22.2% in the 2001 quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended February 28, 2001, selling, general and administrative ("SG&A") expenses decreased approximately $223,000 or 14%, compared to the comparable period of the prior year. This decrease was primarily attributable to a decrease in certain personnel related costs from some of the Company's outlying sales or retail offices and a reduction in the provision for doubtful accounts due to improved accounts receivable collection results during the quarter ended February 28, 2001.

         INTEREST EXPENSE. For the three months ended February 28, 2001, interest expense decreased to approximately $35,000 from approximately $60,000 in the 2000 period. This decrease was caused by a decrease in the average outstanding debt amounts in the 2001 period.

         OTHER INCOME. For the three months ended February 28, 2001, other income increased marginally to approximately $25,000 from approximately $20,000 in the 2000 period.

         NET INCOME (LOSS). For the three months ended February 28, 2001, the Company incurred a net loss of $251,000 compared to net income of approximately $118,000 during the same period of the prior year, a decline in net income of approximately $369,000. This decline in net income was primarily due to the aforementioned decline in revenues and gross margin percentage offset, in part, by the aforementioned decrease in SG&A expenses. Net loss per diluted share was $.07 for the three months ended February 28, 2001 as compared to net income per diluted share of $.03 for the three months ended February 29, 2000.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         REVENUES. For the nine months ended February 28, 2001, revenues were approximately $15.4 million, a decrease of approximately $2.2 million, or 13%, versus revenues of approximately $17.6 million for the nine months ended February 29, 2000. The decrease in revenues for the 2001 period was caused principally by a decrease in new casino openings or expansions as compared to the prior year nine-month period. Additionally, sales of casino playing cards have declined versus the prior year period due to competitive pressures on pricing as well as the loss of card orders from a significant customer due to a corporate acquisition. Casino chip sales have decreased approximately $925,000 with decreased new openings and expansions accounting for approximately $520,000 of the decrease. Additionally, the Company experienced larger commemorative chip orders during the previous fiscal year surrounding the "Year 2000" celebration a year ago than it did in December 2000. Casino furniture sales have decreased approximately $500,000 from the prior year period due to the decrease of new casino openings and expansions. Sales of products manufactured by the Company totaled approximately $13.7 million in the 2001 period versus approximately $14.1 million in the same period of the prior year.

         COST OF REVENUES. Cost of revenues, as a percentage of sales, increased to 77.8% for the nine months ended February 28, 2001, as compared to 74.9% for the three months ended February 29, 2000. This decline in the gross margin occurred principally due to the significant decline in sales and related manufacturing production. The decreased production does not allow for a complete absorption of fixed manufacturing costs. Additionally, the Company experienced higher costs in its Mexican manufacturing facilities due to inflation which was not offset by a corresponding devaluation of the Mexican peso.

         GROSS PROFIT. Gross profit for the nine months ended February 28, 2001 decreased in absolute dollars by approximately $996,000 from the comparable period in the prior year as a result of the aforementioned decrease in revenues of $2.2 million and the decline in gross margin percentage from 25.1% in the 2000 period to 22.2% in the 2001 nine-month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended February 28, 2001, SG&A expenses decreased approximately $486,000 or 10%, compared to the comparable nine-month period of the prior year. Reductions in sales related personnel, as well as certain sales related activities and costs, occurred throughout the preceding 12 months and were principally the cause of the decrease. Additionally, collections on accounts receivable during the nine months ended February 28, 2001 improved versus the prior year nine-month period and the corresponding reduction in bad debt provisions accounted for approximately $117,000 of the decrease.

         OTHER INCOME. For the nine months ended February 28, 2001, other income decreased to approximately $68,000 from approximately $170,000 in the 2000 period. This decrease occurred as the Company sold certain non-operating assets in the prior year period at a substantial gain.

         INTEREST EXPENSE. For the nine months ended February 28, 2001, interest expense decreased to approximately $135,000 from approximately $187,000 in the 2000 period. This decrease was caused by a decrease in the average outstanding debt amounts in the 2001 period.

         INCOME TAXES. For the nine months ended February 28, 2001, the Company did not record a tax benefit for pretax losses due to uncertainties about the timing of the recognition of tax assets recorded for future tax benefits. During the nine months ended February 29, 2000, the Company recorded a tax provision of $568,000. The Company recorded this tax provision as an allowance to an existing deferred tax asset in the 2000 nine-month period due to uncertainties related to the realizability of a deferred tax asset.

         NET LOSS. For the nine months ended February 28, 2001 the Company incurred a net loss of approximately $984,000, an improvement of approximately $8,000 from the net loss of approximately $992,000 for the nine-month period ended February 29, 2000. This slight improvement was primarily attributed to the absence of a tax provision in the 2001 period of $568,000 and the reduction of SG&A expenses of $486,000 offset, in part, by the aforementioned decrease in revenues, gross profit margins and other income. Net loss per diluted share was $.29 for the nine months ended February 28, 2001 as compared to a net loss per diluted share of $.29 per share for the nine months ended February 29, 2000.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short-term basis. On a long term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional outside financing or to sell certain assets of the

Company. The Company has placed its Las Vegas office building on the market for sale. No assurance can be given that outside financing will be available to us in amounts or upon terms acceptable to us, if at all, or that we will be able to sell the building at an acceptable price.

         WORKING CAPITAL. Working capital totaled approximately $3.7 million at February 28, 2001, a decrease of approximately $1.4 million in working capital from approximately $5.1 million in working capital at May 31, 2000.

         CASH FLOW. Operating activities provided approximately $1.0 million in cash during the nine months ended February 28, 2001, as compared to cash provided of approximately $1.8 million during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of inventories of approximately $1.1 million. The operational sources of cash were offset by the net payment of debt obligations of approximately $1.3 million and the net acquisition of machinery and equipment of approximately $900,000. Overall the Company experienced a decrease in cash of approximately $1.2 million for the nine months ended February 28, 2001.

         BUSINESS COMBINATION. In January 2001, the Company entered into a letter of intent with Etablissements Bourgogne et Grasset SA ("B&G"), The Bud Jones Company, Inc. and the stockholders of B&G relating to a proposed combination of the entities (the "Combination").

         The letter of intent provides for the Combination to occur through the contribution of 100% of the outstanding shares of B&G to the Company in exchange for the issuance of 51% of the Company's post combination voting common shares. As a result of the Combination, B&G and its wholly-owned U.S. subsidiary, The Bud Jones Company, Inc., will become wholly-owned subsidiaries of the Company. Upon consummation of the Combination, the stockholders of B&G will designate a majority of the Company's board of directors and the Paul S. Endy, Jr. Living Trust (the "Endy Trust") will designate the remaining persons to serve on the board. The stockholders of B&G and the Endy Trust have agreed to vote their shares in favor of the respective parties' designee for a five-year period commencing on the closure date. Additionally, Gerard Charlier, B&G's President and Chief Executive Officer, would become Chairman of the Board and Chief Executive Officer of the Company upon consummation of the Combination with Eric
P. Endy, the Company's current Chairman of the Board and Chief Executive Officer, assuming the position of Vice-Chairman of the Board.

         The Combination is subject to the execution by the parties of a definitive agreement, the approval of stockholders and the receipt of all necessary gaming and regulatory approvals.

         In addition to the Combination, B&G agreed to purchase an aggregate of 300,000 of the Company's common stock from the Endy Trust, the Company's current controlling stockholder, for a purchase price of $3.00 per share. The sale of the shares will be made upon the consummation of the Combination. Upon completion of both the Combination and the purchase of the shares from the Endy Trust, the stockholders of B&G will own approximately 56% of the Company's outstanding shares.

         FORBEARANCE AGREEMENT. In June 2000, the Company entered into a forbearance agreement with Wells Fargo Bank of Nevada. The agreement required that the Company make monthly additional principal payments beginning June 2000 in the amount of $100,000. The monthly additional principal payments increased to $125,000 and $150,000 on October 15, 2000 and February 15, 2001,
respectively. The monthly additional principal payments of $150,000 were made through March 15, 2001. In April 2001, the Company and the bank entered into a subsequent forbearance agreement (which supersedes the June 2000 forbearance agreement) whereby the Company, beginning April 15, 2001, has agreed to pay additional monthly principal equal to $50,000 until outstanding debt obligations owed to the bank under a $1.8 million note are satisfied. The additional principal payments required by the April 2001 forbearance agreements replace the additional principal payments under the June 2000 forbearance. As part of the April 2001 forbearance agreement, the bank has agreed not to enforce its rights under the terms of the original loan documents relating to all restrictive financial covenants as long as the Company abides by the terms of the April 2001 forbearance agreement and performs all of the remaining terms of the loan documents. As of April 12, 2001, the Company had complied with the terms of the April 2001 forbearance agreement and the remaining terms of the loan documents.

         STOCK REPURCHASE PROGRAM. The Company's Board of Directors authorized the open market repurchase of up to approximately 170,000 shares of the Company's common stock. As of April 13, 2001, the Company had repurchased 8,000 shares on the open market at a total cost of approximately $32,000 under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.01 Forbearance Agreement dated April 9, 2001 between Paul-Son Gaming Supplies, Inc. and Wells Fargo Bank Nevada, N.A.


         (b)      Reports on Form 8-K.

         On February 1, 2001, the Company filed a Current Report on Form 8-K dated January 31, 2001. Under Items 5 and 7 of the Form 8-K, the Company filed its press release dated January 31, 2001 reporting the letter of intent with Etablissements Bourgogne et Grasset SA ("B&G"), The Bud Jones Company, Inc. and the stockholders of B&G relating to a proposed combination of the entities.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PAUL-SON GAMING CORPORATION


Date:  April 13, 2001                  By: /s/ Eric P. Endy
                                           -------------------------------------
                                           Eric P. Endy, Chief Executive Officer
                                           (Duly Authorized Officer)






Date:  April 13, 2001                  By: /s/ John M. Garner
                                           -------------------------------------
                                           John M. Garner, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                                     PAGE
NUMBER            DESCRIPTION                                                                              NUMBER
-------           -----------                                                                              ------
10.01             Forbearance Agreement dated April 9, 2001 between Paul-Son Gaming Supplies, Inc. and
                  Wells Fargo Bank Nevada, N.A.                                                               23