Form 10-K
period 2001-05-31
PAUL SON GAMING CORP
filed 2001-08-29
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23588

PAUL-SON GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0310433 (I.R.S. Employer Identification No.)

1700 South Industrial Road, Las Vegas, Nevada (Address of principal executive offices)	89102 (Zip Code)

(702) 384-2425
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 23, 2001, based on the closing price as reported on the Nasdaq National Market of $2.30 per share, was approximately $3,970,773.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 23, 2001.

    Common Stock, $.01 par value, 3,449,757 outstanding shares.

Documents Incorporated by Reference

    Not applicable.

PART I

Item 1. Business

    Paul-Son Gaming Corporation, a Nevada Corporation (the "Company" or "Paul-Son"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table game layouts, playing cards, dice, gaming furniture and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and primary sales offices in Las Vegas, Nevada and Atlantic City, New Jersey. The Company sells its products in every state in which casinos operate in the United States.

    The Company also makes retail sales of casino-quality products for personal use, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components. Scaled-down gaming furniture and accessories are also offered for personal use. The Company through its Authentic Products, Inc. ("Authentic Products") subsidiary, offers many of its products to the non-gaming and specialty markets, although this has not yet become a significant business for the Company.

    The Company was founded in 1963 by its former Chairman, Paul S. Endy, Jr. and initially manufactured and sold dice to casinos in Las Vegas. In the more than 37 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

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

Recent Developments

    On January 31, 2001, the Company announced that it had entered into a letter of intent with Etablissments Bourgogne et Grasset and its subsidiary, The Bud Jones Company (collectively "B&G"), under which B&G would have entered into a combination with the Company.

    After a definitive agreement had not been executed by April 30, 2001, Paul-Son sent a demand letter to B&G seeking a $1.0 million termination fee pursuant to the letter of intent. B&G responded denying Paul-Son's claim for the $1.0 million termination fee and making certain unspecified claims against Paul-Son. Paul-Son thereafter commenced arbitration proceedings in Las Vegas, Nevada under the rules of the American Arbitration Association on May 11, 2001.

    Subsequently, the parties agreed to stay the arbitration proceeding, with each side reserving all rights. The parties thereafter renewed confidential negotiations which continue to this date. Although no assurance can be given that the parties will enter into a definitive agreement and both sides have reserved all rights should no definitive agreement be reached, the parties continue to work on the negotiation of a potential transaction. Paul-Son has no current intention to comment further on the status of negotiations with B&G unless or until a definitive agreement is reached or unless negotiations are terminated or until other circumstances arise that, in Paul-Son's sole discretion, merit further public comment.

    John Garner resigned as Paul-Son's Chief Financial Officer and Treasurer effective July 6, 2001. Mr. Garner will continue to provide support to Paul-Son for an indefinite period of time. The Board of Directors has appointed Eric Endy as Treasurer and is relying on the Company's controller, and to a limited extent, Mr. Garner, until a new chief financial officer is selected.

Business Strategy

    During its more than 37 years of operations, management believes the Company has established an excellent reputation for product quality, reliability, customer service and value. In addition, the Company has developed an extensive distribution network and is licensed or authorized to supply gaming equipment in every state in the United States in which such licenses are required. The Company is also licensed or authorized to supply gaming equipment on a number of Native American lands, in Victoria, Australia and Ontario, Quebec and British Columbia, Canada, and in certain jurisdictions in South Africa. The Company's current strategy for growth is to: (i) capitalize upon its competitive advantages to maintain its market position for those products in which it has a dominant share and thereby benefit from the expected continued growth in the United States casino market, (ii) improve its manufacturing processes and aggressively pursue market share for products, such as playing cards, in which the Company does not have a leading market share, (iii) expand internationally into growing casino markets, including those in Canada, Australia, Europe, South America, Central America, Asia, Africa and the Caribbean, (iv) develop or acquire new products which the Company can sell through its existing distribution network, (v) market and sell variations of its gaming products to non-gaming markets through its wholly-owned subsidiary, Authentic Products and (vi) evaluate strategic alternatives.

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

    The Company manufactures all of its chips at its facilities in San Luis, Mexico. The Company's annual production capacity at its Mexico facilities is approximately 50 million chips (based on a single shift and increased labor availability). Management believes that given its current production level of approximately 10 million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

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

  Table Layouts

    Every gaming table is covered with a layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Historically, the casino industry used a layout made from woolen material. However, in recent years, many customers are requesting layouts made from synthetic material for various reasons. Paul-Son is a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. Since 2000, when the Company acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts. The Company has also offered synthetic layouts in a wide variety of colors and customer preferences.

    Paul-Son typically installs layouts on new gaming tables prior to delivery to a casino. The layouts are then regularly replaced by the casinos to maintain their appearance, generally within 60 to 150 days. Layouts typically sell in a range of approximately $65 to $325, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

    The Company manufactures its layouts in its Mexico facilities. The Company's layout production capacity is approximately 50,000 "steam" woolen layouts, approximately 25,000 "hand-painted" woolen layouts and 10,000 synthetic layouts per year. In fiscal 2001, the Company produced approximately 36,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

  Playing Cards

    The Company manufactures and sells its own line of paper casino playing cards. A deck of cards typically sells to casinos for between approximately $.70 and $1.20 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

    The Company believes that it is one of the largest casino card manufacturers in the United States. Given the Company's relatively low market share, its established distribution system for table game supplies and its low cost manufacturing facilities, management believes that playing cards represent a significant growth opportunity for the Company.

    The Company produces all of its playing cards in its Mexico facilities. The Company purchased and leased additional equipment in fiscal 1999 to increase its production capacity to approximately 25 million decks per year (based on two production shifts). Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry. In fiscal 2001, the Company produced approximately 7.5 million decks of playing cards.

    The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

  Gaming Furniture

    The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from approximately $1,000 for a blackjack table to approximately $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. Prior to fiscal year 2000, the Company bought its tables in unassembled form from quality wood shops. During the fiscal year ended May 31, 2000, the Company began manufacturing its own table game furniture components in its San Luis, Mexico facility. Tables are assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. The Company also manufactures its own roulette and Big Six wheels. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

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

    Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10, 000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.50 and $3.00 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 900,000 pairs of dice per year (based upon one production shift). In fiscal 2001, the Company produced approximately 700,000 pairs of dice. Management believes the Company's capacity for dice production is sufficient to accommodate an increase in production requirements.

  Table Accessories and Other Products

    In order to offer its customers a full product line, the Company sells a number of ancillary casino table game products which it typically does not manufacture. However, the Company manufactures limited quantities of certain plastic products, including dealing shoes. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. The Company generally maintains two suppliers for each of these products.

Sales, Advertising and Promotion

    The Company generally distributes its products through its approximate 7 person sales force, which operates out of regional offices in Las Vegas, Nevada and Atlantic City, New Jersey. Management believes that the long-standing customer relationships which have been developed over the years by its individual sales representatives, as well as the Company's reputation for quality and reliability, are key factors upon which the Company successfully competes in the market place. From time to time, the Company enters into agreements for the distribution of its products on an exclusive and non-exclusive basis.

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

Competition

    There are a number of companies that compete with the Company in the sale of each of its product lines:

    Casino Chips.  The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, the Company's major competitors are Chipco International Ltd., and The Bud Jones Company, Inc. ("Bud Jones"). The Company believes key competitive factors for casino chip sales are durability, graphics, ease of handling and security.

    Table Layouts.  The Company's two primary competitors for casino table layouts are Bud Jones and Midwest Game Supply Co. ("Midwest"). Management believes the key competitive factors for felt table layout sales are cloth quality, enhanced graphics, designs, clarity and range of colors.

    Playing Cards.  The Company's major competitors in the domestic playing card market are The U.S. Playing Card Co. and Gemaco Playing Card Co. Management believes the primary competitive factors for playing cards are price, ease of handling, durability, brand name identification and reputation.

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

Employees

    At August 23, 2001, the Company employed approximately 450 persons. Nearly 400 of the employees are located at the Company's Mexico facilities and the remainder are located in Las Vegas and Atlantic City. None of the Company's employees is covered by collective bargaining agreements.

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

    Other Jurisdictions.  The Company currently sell products at various levels in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New York, Oregon, South Dakota, Washington, Wisconsin, the provinces of Ontario, Quebec, British Columbia and Saskatchewan, Canada, the state of Victoria, Australia, and Mpumalanga and Gauteng, South Africa. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

    United States—Federal.  The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

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

    Las Vegas.  The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 60,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for approximately $2,000,000, and houses the Las Vegas sales and corporate offices, a centralized warehouse for certain of its finished goods inventory, a roulette and "Big Six" wheel manufacturing department and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. During fiscal 1998, the Company completed the transition of its primary manufacturing processes to San Luis, Mexico. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed for sale the Las Vegas Headquarters. The Las Vegas Headquarters secures a deed of trust issued under the Company's outstanding term loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    San Luis.  The Company manufactures casino chips, playing cards, furniture, dice, plastic products and layouts at three facilities in San Luis, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured and an approximately 66,000 square foot facility used for playing card, furniture and layout products production. The Company leased the 34,000 square foot facility pursuant to an eight-year lease which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but presently leases the facility on a month to month basis. The Company owns the 66,000 square foot facility. The Company also owns an approximately 45,000 square foot facility which was previously used for layout, furniture and machine shop production purposes. The facility is presently vacant, and the Company has listed the facility for sale.

    Facility Capacity.  With its current approximate 145,000 square feet of manufacturing facilities, management believes that the Company has sufficient production capacity to meet anticipated future demand for all of its products.

Item 3. Legal Proceedings

    Martin S. Winick. Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada Corporation: The Paul S. Endy Jr. Living Trust: Eric P. Endy, Trustee of The Paul S. Endy Living Trust: Eric P. Endy, individually and in his official capacity as an officer and director of Paul-Son Gaming Corporation: and Laurence A. Speiser, an individual. Defendants, Case No. A 416734 in the District Court for Clark County, Nevada (the "Winick Litigation").

    The Winick Litigation was filed on March 24, 2000. All defendants, including the Company, have filed answers and/or counterclaims, and discovery is being conducted. Plaintiff has demanded a trial by jury for all claims which may be so tried to a jury under Nevada law. Plaintiff's claims against the Company include fraud or negligent inducement, economic duress or business compulsion, breach of contract, breach and tortious breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and conspiracy. Plaintiffs prayer for relief includes declarations concerning the effect of certain agreements, compensatory and exemplary damages, and attorneys' fees.

    The litigation is in the discovery stage. The Company and the other defendants have contested this case vigorously. Because of the on-going discovery in this case, the Company is unable to evaluate the likelihood of an unfavorable outcome or the range of potential loss, if any of the above-referenced claims were successful against the Company.

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

Fiscal Year		High	Low
2000	First Quarter	$9 1/2	$5 3/4
2000	Second Quarter	8 3/8	5 1/2
2000	Third Quarter	6 1/2	3 3/4
2000	Fourth Quarter	4 3/8	2 1/4
2001	First Quarter	4 5/8	1 7/8
2001	Second Quarter	2 3/8	1 5/8
2001	Third Quarter	2 1/4	5/8
2001	Fourth Quarter	2 3/4	1 1/2
2002	First Quarter (through August 23, 2001)	2 62/64	2

    The last reported closing price of the Common Stock on the Nasdaq National Market on August 23, 2001 was $2.30 per share. There were approximately 116 holders of record of the Common Stock as of August 23, 2001.

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

Item 6. Selected Consolidated Financial Data

    The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the fiscal years ended May 31, 2001, 2000, and 1999 and as of May 31, 2001 and 2000 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data for the years ended May 31, 1998 and 1997 and as of May 31, 1999, 1998 and 1997 have been derived from the Company's audited consolidated financial statements not included herein.

	Fiscal Years Ended May 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Operations statement data:
Revenues	$20,494	$22,662	$23,914	$25,886	$24,914
Cost of revenues	15,816	16,913	18,169	21,944	17,224

Gross profit	4,678	5,749	5,745	3,942	7,690
Selling, general and adminis-trative expenses	5,519	6,302	6,904	7,146	5,968

Operating income (loss)	(841)	(553)	(1,159)	(3,204)	1,722
Other income (expense)	(87)	(50)	173	19	412

Income (loss) before income tax (expense) benefit	(928)	(603)	(986)	(3,185)	2,134
Income tax (expense) benefit	—	(568)	305	966	(762)

Net income (loss)	$(928)	$(1,171)	$(681)	$(2,219)	$1,372

Earnings (loss) per share:
Basic	$(0.27)	$(0.34)	$(0.20)	$(0.65)	$0.41
Average shares outstanding	3,450,485	3,454,040	3,468,427	3,437,894	3,330,764
Diluted	$(0.27)	$(0.34)	$(0.20)	$(0.65)	$0.40
Diluted shares	3,450,485	3,454,040	3,468,427	3,437,894	3,443,376
	May 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$888	$2,072	$656	$348	$2,753
Working capital	3,624	5,063	6,753	7,106	9,308
Property and equipment, net	8,463	8,396	9,417	9,106	7,250
Total assets	15,932	17,756	20,128	21,965	20,397
Current liabilities	3,001	3,719	3,008	4,871	3,234
Long-term debt, less current maturities	497	667	2,564	1,770	67
Stockholders' equity	12,435	13,370	14,556	15,324	17,085

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Paul-Son provides gaming equipment and supplies to casinos for new openings and consumable products for existing casino operations. The principal consumable products have limited useful lives, ranging from several hours in the case of playing cards and dice to several months in the case of table game layouts and several years in the case of casino chips and gaming furniture. The majority of the Company's revenues are generated by sales to customers with which the Company has an established relationship. Complementing these revenues is the significant additional revenue the Company realizes when providing a full range of products to new casinos. The Company strives to become the casino's sole supplier of table game equipment and supplies.

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

Results of Operations

    The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Fiscal Years Ended May 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.1%	74.6%	76.0%
Gross profit	22.8%	25.4%	24.0%
Selling, general and administrative expenses	26.9%	27.8%	28.9%
Operating loss	(4.1)%	(2.4)%	(4.8)%
Interest expense	.8%	1.1%	0.9%
Net loss	(4.5)%	(5.2)%	(2.8)%

    The following table details the Company's historical revenues by product line:

	Fiscal Years Ended May 31,
	2001	2000	1999
	(in thousands)
Revenues:
Casino chips	$5,219	$6,642	$5,709
Table layouts	3,744	3,562	3,502
Playing cards	5,393	6,008	6,330
Gaming furniture	1,561	1,606	4,575
Dice	1,788	1,834	1,698
Table accessories and other products	2,789	3,010	2,100

Total	$20,494	$22,662	$23,914

Comparison of Operations for the Fiscal Years Ended May 31, 2001 and May 31, 2000

    Revenues.  For the fiscal year ended May 31, 2001, Paul-Son's revenues totaled approximately $20.5 million. The fiscal 2001 revenue figure represents a $2.2 million, or 10%, decrease from the $22.7 million in revenues which the Company generated during the previous fiscal year. The decrease in revenues for the 2001 period resulted principally from a decrease in casino chip, playing card and table accessory product sales of approximately $2.2 million. During the year ended May 31, 2001, casino chip sales experienced a decline of approximately $1.4 million as compared to the previous year. A decrease in the number of new casino openings or expansions, as well as the decline in certain commemorative casino chip sales surrounding the "Year 2000" celebrations which occurred during the previous fiscal year, caused the decline in casino chip sales. Playing card sales declined in the fiscal year ended May 31, 2001 by approximately $600,000 due to the loss of two significant corporate contracts due to acquisitions of those customers which occurred in calendar 1999 and 2000. Sales of Company manufactured products were approximately 86% of total revenues in fiscal 2001 compared to approximately 84% in fiscal 2000.

    Cost of Revenues.  Cost of revenues, as a percentage of sales, increased to 77.1% for the fiscal year ended May 31, 2001, as compared to 74.6% in the prior fiscal year. This decline in the gross margin percentage during fiscal 2001 was principally caused by the aforementioned decrease in sales which did not allow for a full absorption of fixed manufacturing overhead expenses. Additionally, the Mexican peso strengthened relative to the U.S. dollar by approximately 4% during the fiscal year ended May 31, 2001, while costs to operate the Mexican manufacturing operations increased due to inflation.

    Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 2001 decreased approximately $783,000, or 12%, to approximately $5.5 million, or 26.9% of revenues, compared to approximately $6.3 million, or 27.8% of revenues, in the previous fiscal year. This decrease was primarily attributable to a reduction in administrative and sales department personnel related costs and the closure, in fiscal 2000 and 2001, of certain of the Company's retail and outlying sales offices. Additionally, bad debt expenses decreased approximately $228,000 in the 2001 as a result of improved collection results from accounts receivable compared to the prior year period.

    Interest Expense.  For the fiscal year ended May 31, 2001, interest expense decreased approximately 33% to approximately $161,000 as compared to approximately $241,000 in the prior fiscal year. This decrease was caused by a significant decrease in the average outstanding debt balance in the 2001 period as the Company reduced approximately $1.7 million of debt principal during fiscal 2001.

    Other Income.  In fiscal 2001, other income decreased to approximately $75,000 compared to other income in fiscal 2000 of approximately $191,000. This decline of approximately $116,000 was primarily attributable to the gain on the one-time sale of certain Company-owned real estate of approximately $127,000 in fiscal 2000.

    Income Taxes.  In fiscal 2001, the Company did not record a tax benefit for pretax losses incurred by the Company. The Company recorded a tax provision of $568,000 in fiscal 2000 due to uncertainties related to the realizability of future tax benefits that were recorded as deferred tax assets in fiscal 1998 and 1999. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 15 years from the year of the loss to the extent of future taxable income.

    Net Loss.  For the year ended May 31, 2001, the Company incurred a net loss of approximately $928,000 compared to a net loss of approximately $1,171,000 in the prior fiscal year. This reduction in the Company's net loss of approximately $243,000 was primarily due to a reduction in selling, general and administrative costs and interest expense in the 2001 period compared to the prior year results and the absence of a tax provision of $568,000 recorded in fiscal 2000, offset, in part, by the aforementioned decreases in revenues, gross profit margins and other income as compared to fiscal 2000. Basic and diluted net loss per share was $.27 for the year ended May 31, 2001 as compared with basic and diluted net loss of $.34 for the year ended May 31, 2000.

Comparison of Operations for the Fiscal Years Ended May 31, 2000 and May 31, 1999

    Revenues.  For the fiscal year ended May 31, 2000, Paul-Son's revenues totaled approximately $22.7 million. The fiscal 2000 revenues represent a $1.2 million, or 5%, decrease from the $23.9 million in revenues which the Company generated during the previous fiscal year. The decrease in revenues for the 2000 period resulted principally from a decrease in gaming furniture and playing card sales of approximately $2.4 million offset, in part, by an increase in casino chip and dice sales of approximately $1.1 million. Gaming furniture sales, which are comprised principally of gaming tables and related seating products, experienced a decline in fiscal 2000 due to decreased casino expansions, new openings and non-recurring one-time orders for such products. Additionally, playing card sales declined due to competitive pressures which caused a 5% decrease in the average selling price of cards compared to the prior fiscal year. Offsetting these revenue decreases were increases in casino chips sales from increased demand for commemorative casino chips during the "Year 2000" casino celebrations as well as certain significant chip replacement orders. Sales of Company manufactured products were approximately 84% of total revenues in fiscal 2000 compared to approximately 73% in fiscal 1999.

    Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 74.6% for the fiscal year ended May 31, 2000, as compared to 76.0% in the prior fiscal year. This improvement in the gross margin percentage during fiscal 2000 was principally caused by the aforementioned increase in sales of products manufactured by the Company, which generally produce higher margins than products distributed by the Company.

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

    Interest Expense.  For the year ended May 31, 2000, interest expense increased approximately 9% to approximately $241,000 as compared to approximately $222,000 in the prior fiscal year. This increase was caused by the full year impact, in fiscal 2000, of an approximately $800,000 capital lease entered into in March 1999 offset, in part, by the absence of outstanding borrowings under the Company's line of credit in fiscal 2000 versus fiscal 1999.

    Other Income.  In fiscal 2000, other income decreased to approximately $191,000 compared to other income in fiscal 1999 of approximately $395,000. This decline of approximately $204,000 was primarily attributable to the gain on the one-time sale of certain Company-owned real estate of approximately $340,000 in fiscal 1999 offset, in part, by the gain on the one-time sale of certain non-operating assets of approximately $127,000 in fiscal 2000.

    Income Taxes.  In fiscal 2000, the Company recorded a tax provision of $568,000 compared to recording a tax benefit in fiscal 1999 of $305,000. The Company recorded the fiscal 2000 tax provision due to present uncertainties related to the realizability of future tax benefits that were recorded as deferred tax assets in fiscal 1998 and 1999. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 15 years from the year of the loss to the extent of future taxable income.

    Net Loss.  For the year ended May 31, 2000, the Company incurred a net loss of approximately $1,171,000 compared to a net loss of approximately $681,000 in the prior fiscal year. This decline of approximately $490,000 was primarily due to the aforementioned decreases in revenues, other income and the increased tax provision offset, in part, by the aforementioned improvements in gross profit and SG&A expenses as compared to fiscal 1999. Basic and diluted net loss per share was $.34 for the year ended May 31, 2000 as compared with basic and diluted net loss of $.20 for the year ended May 31, 1999.

Liquidity and Capital Resources

    Overview.  Based on current operating levels, management believes that the combination of its existing cash balances, projected cash flows from operations and other sources discussed below will provide sufficient liquidity, both on a short-term and long-term basis, to fund the Company's current routine operating requirements. However, to fund any non-ordinary course of business expenditures, such as the transactional costs relating to the potential combination transaction currently under discussion (See "Part I, Item 1. "Business—Recent Developments"), the Company will be required to obtain additional sources of cash other than the Companies projected cash flows. As disclosed in this report, the Company has two of its buildings for sale, its Las Vegas Headquarters and a vacant facility in San Luis, Mexico. See "Part I, Item 2. Properties." In the event the Company is unable to sell either of these buildings and the need for non-ordinary course of business expenditures arises, the Company believes that it will be able to use the Las Vegas Headquarters as collateral to obtain credit facilities that will provide the necessary cash sources. However, there is no assurance that the Company will be able to sell either of the buildings currently for sale on terms and conditions acceptable to the Company or at all, and there is no assurance that should the Company require loans utilizing the Las Vegas Headquarters as collateral that such loans will be obtainable on terms and conditions acceptable to the Company or at all.

    Working Capital.  Working capital totaled approximately $3.6 million at May 31, 2001, compared to approximately $5.1 million at May 31, 2000. Working capital decreased approximately $1.5 million during the year primarily due to a decrease in inventories, cash and other current assets ($2.3 million) as well as an increase in accounts payable and accrued expenses (approximately $900,000) offset, in part, by a decrease in current maturities of long-term debt ($1.5 million) and customer deposits (approximately $100,000).

    Cash flow.  Cash provided by operating activities totaled approximately $1.5 million during fiscal 2001 compared to cash provided by operations of approximately $1.9 million in fiscal 2000. The primary contributing factors to cash provided by operating activities in fiscal 2001 were net income before depreciation, amortization and provisions for inventory obsolescence of approximately $400,000, reductions of inventories of approximately $779,000 and an increase in accounts payable and accrued liabilities of approximately $883,000 offset, in part, by increases in accounts receivable and other assets of approximately $521,000. Other significant cash activities during fiscal 2001 included reductions in debt obligations from certain credit facilities of approximately $1.7 million and purchases of certain property, plant and equipment of approximately $1.0 million. Overall, cash decreased approximately $1.2 million from May 31, 2000 to May 31, 2001.

    Secured Debt.  In November 1997, the Company obtained a $1.8 million loan (the "$1.8 Million Note") from Norwest Bank. The proceeds were used in acquiring certain real estate in San Luis, Mexico and certain equipment to be used principally in the Company's manufacturing processes. The $1.8 Million Note bears interest at 8.87% per annum, with monthly payments of principal and interest totaling $18,118. The $1.8 Million Note will be paid in full in September 2001. Additionally, in October 1998, the Company obtained an additional $500,000 Note (the "500,000 Note") to acquire additional playing card equipment. The $500,000 Note accrues interest at 9.75% per annum, with monthly principal installments of $13,889 and was paid in full on August 14, 2001. Both of these notes are secured by a first deed of trust on the Las Vegas Headquarters and by a first security interest in all accounts, inventory, and general intangibles of Paul-Son Supplies.

    Under the existing secured debt credit facilities, the Company agreed to comply with certain financial covenants and ratios. Specifically, the Company agreed to maintain a net tangible net worth of not less than $14.0 million, a total liabilities to tangible net worth ratio of no greater than 0.5 to 1.0, certain minimum cash flow amounts and an annualized profitability of not less than $250,000 in net income, all as defined in the agreement. During the year ended May 31, 2000, it was determined the Company was in violation of certain of its covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement whereby the Company agreed, among other things, to make additional principal payments each month beginning June 15, 2000. The amount of the additional principal payments was $100,000 for the first four months, $125,000 for the succeeding four months and $150,000 for subsequent months until all outstanding principal and interest amounts would have been paid in full. In April 2001, the Company and the bank entered into a subsequent forbearance agreement (which superseded the June 2000 forbearance agreement) whereby the Company agreed to pay additional monthly principal payments equal to $50,000 until outstanding debt obligations owed to the bank under the $1.8 Million Note are satisfied. The additional principal payments required by the April 2001 forbearance agreement replace the additional principal payments under the June 2000 forbearance agreement. As part of the April 2001 forbearance agreement, the bank agreed not to enforce its rights under the terms of the original loan documents relating to all restrictive financial covenants as long as the Company abides by the terms of the April 2001 forbearance agreement and performs all of the remaining terms of the loan documents. As of August 23, 2001, the Company has made requisite payments under the April 2001 forbearance agreement, and, as described above, the $1.8 Million Note has a single remaining payment of approximately $20,000 that is expected to be made in September 2001. The $500,000 Note was paid in full on August 14, 2001.

    Seasonality.  The Company does not typically experience seasonality relative to its revenues.

    Las Vegas Facilities.  In May 1997, the Company purchased its current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed the Las Vegas Headquarters for sale. If a sale of the headquarters is consummated, the Company intends to relocate into a smaller facility in the Las Vegas area. The Las Vegas Headquarters secures a deed of trust issued under certain credit facilities scheduled to be paid in full in September 2001. See "Secured Debt" above.

    San Luis Facilities.  The Company leased the 34,000 square foot main facility pursuant to an eight-year lease which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leases the main facility on a month to month basis. In December 1994, the Company purchased the adjacent 45,000 square foot facility for approximately $1.5 million. In November 1997, the Company completed the purchase of the 66,000 square foot New San Luis Facility for approximately $1.1 million.

    Capital Expenditures.  The Company does not presently have plans to purchase any significant capital equipment for the fiscal year ended May 31, 2002.

Recently Issued & Adopted Accounting Guidance

    The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after

June 15, 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. The Company adopted SFAS No. 133 effective September 1, 2000. The adoption of SFAS No. 133 does not have a material impact on the Company's consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to comply with the provisions of SAB 101 by the fourth quarter of its fiscal year ending May 31, 2001. Due to the nature of the Company's operations, the implementation of SAB 101 did not have a significant impact on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its May 31, 2001 financial statements.

Statement on Forward-Looking Information

    Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance or cash flow from operations, financing sources, strategic alternatives, and the relocation of certain operations. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

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

    Control by Existing Stockholder; Antitakeover Effects.  Eric P. Endy is the beneficial owner of approximately 51% of the outstanding Common Stock of the Company. As a result, Mr. Endy effectively controls the election of all of the members of the Board of Directors of the Company and effectively controls virtually all matters requiring approval by the stockholders of the Company. Such ownership may discourage acquisition of large blocks of the Company's securities and could have an anti-takeover effect, possibly depressing the price of the Common Stock. In addition, Nevada corporation law and the Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company has certain certain fixed-rate debt and a variable rate capital lease which it believes to have fair values that approximate reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Item 8. Financial Statements and Supplementary Data

  Independent Auditors' Report

  Consolidated Balance Sheets at May 31, 2001 and 2000

  Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements

  Financial Statement Schedule included in Part IV of this report

PAUL-SON GAMING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Paul-Son Gaming Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and Subsidiaries (the "Company") as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Las Vegas, Nevada

July 20, 2001

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
May 31, 2001 and 2000

	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$887,895	$2,071,952
Trade receivables, net	2,437,988	2,298,336
Inventories, net	3,066,534	4,146,065
Prepaid expenses	177,867	128,128
Other current assets	54,614	137,162

Total current assets	6,624,898	8,781,643

Property and Equipment, net	8,463,329	8,396,365
Other assets, net	843,866	577,868

Total Assets	$15,932,093	$17,755,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$403,404	$1,899,443
Accounts payable	1,550,143	779,309
Accrued expenses	930,655	818,092
Customer deposits	100,941	199,078
Income taxes payable	15,546	22,927

Total current liabilities	3,000,689	3,718,849

Long-Term Debt, less current maturities	496,842	667,401

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued; 3,477,050 shares in 2001 and 2000	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Treasury stock, at cost; 27,293 and 24,293 shares in 2001 and 2000	(195,780)	(188,730)
Accumulated deficit	(1,057,365)	(129,351)

Total stockholders' equity	12,434,562	13,369,626

Total Liabilities and Stockholders' Equity	$15,932,093	$17,755,876

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal years ended May 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues	$20,494,150	$22,662,062	$23,914,408
Cost of revenues	15,815,846	16,913,009	18,169,433

Gross profit	4,678,304	5,749,053	5,744,975
Selling, general and administrative expenses	5,519,340	6,302,086	6,903,789

Operating loss	(841,036)	(553,033)	(1,158,814)
Other income (expense)
Interest income	44,918	11,135	19,330
Interest expense	(161,482)	(241,020)	(222,486)
Other	29,586	179,976	375,664

Loss before income taxes	(928,014)	(602,942)	(986,306)
Income tax (expense) benefit	—	(568,000)	305,000

Net loss	$(928,014)	$(1,170,942)	$(681,306)

Loss per share:
Basic	$(0.27)	$(0.34)	$(0.20)

Diluted	$(0.27)	$(0.34)	$(0.20)

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal years ended May 31, 2001, 2000 and 1999

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Dollars				Total
Balance, June 1, 1998	3,465,750	$34,658	$13,566,800	—	1,722,897	15,324,355
Shares issued from the exercise of options	11,300	113	86,136	—	—	86,249
Treasury shares purchased and received in lieu of note receivable	(21,293)	—	—	$(173,505)	—	(173,505)
Net loss	—	—	—	—	(681,306)	(681,306)

Balance, May 31, 1999	3,455,757	34,771	13,652,936	(173,505)	1,041,591	14,555,793
Treasury shares purchased	(3,000)	—	—	(15,225)	—	(15,225)
Net loss	—	—	—	—	(1,170,942)	(1,170,942)

Balance, May 31, 2000	3,452,757	34,771	13,652,936	(188,730)	(129,351)	13,369,626
Treasury shares purchased	(3,000)	—	—	(7,050)	—	(7,050)
Net loss	—	—	—	—	(928,014)	(928,014)

Balance, May 31, 2001	3,449,757	$34,771	$13,652,936	$(195,780)	$(1,057,365)	$12,434,562

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended May 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows from Operating Activities
Net loss	$(928,014)	$(1,170,942)	$(681,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,003,689	1,111,828	1,082,757
Provision for doubtful accounts	16,219	244,326	130,000
Provision for inventory obsolescence	300,000	375,000	40,000
Gain on sale/disposal of assets	(6,000)	(126,988)	(346,094)
Change in operating assets and liabilities:
Accounts receivable	(155,871)	1,367,070	1,094,082
Income taxes receivable	—	—	786,463
Inventories	779,531	267,317	343,020
Prepaid expenses	32,809	46,536	(55,971)
Other assets	(365,203)	95,269	234,642
Deferred tax asset	—	568,000	(305,000)
Accounts payable and accrued expenses	883,397	(552,444)	(699,192)
Bank overdraft	—	—	(431,380)
Customer deposits	(98,137)	(280,858)	(201,889)
Income taxes payable	(7,381)	(26,371)	49,298

Net cash provided by operating activities	1,455,039	1,917,743	1,039,430

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	62,072	249,069	714,599
Purchase of patent	—	(245,920)	—
Purchase of property and equipment, net	(1,027,520)	(163,413)	(947,071)

Net cash used in investing activities	(965,448)	(160,264)	(232,472)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	39,452	—	500,000
Principal payments on short-term borrowings	—	—	(850,000)
Principal payments on long-term borrowings	(1,706,050)	(326,601)	(225,284)
Payments for acquisition of treasury stock	(7,050)	(15,225)	(9,500)
Proceeds from the exercise of stock options	—	—	86,249

Net cash used in financing activities	(1,673,648)	(341,826)	(498,535)

Net increase (decrease) in cash and cash equivalents	(1,184,057)	1,415,653	308,423
Cash and cash equivalents, beginning of year	2,071,952	656,299	347,876

Cash and cash equivalents, end of year	$887,895	$2,071,952	$656,299

Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$161,482	$241,020	$222,486
Income taxes paid	$37,538	$45,411	$208,472
Investing and financing activities exclude the following non-cash activity:
Reduction of note and interest receivable in exchange for common stock placed into treasury	—	—	164,005
Acquisition of capitalized lease equipment through lease arrangement	—	—	790,000

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

Long-Lived Assets

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. The measurement for such an impairment loss is then based on the fair value of the asset. The Company had no impairment losses for each of the three years in the period ended May 31, 2001.

Fair value of financial instruments

    In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107—Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. The Company has certain fixed rate debt and a variable rate capital lease, which it believes to have fair values that approximate reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Recently issued & adopted accounted guidance

    The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years which begin after June 15, 2000. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure instruments at fair value. The Company adopted SFAS No. 133 effective September 1, 2000. The adoption of SFAS No. 133 does not have a material impact on the Company's consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to comply with the provisions of SAB 101 by the fourth quarter of its fiscal year ending May 31, 2001. Due to the nature of the Company's operations, the implementation of SAB 101 did not have a significant impact on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its May 31, 2001 financial statements.

Note 2. Inventories

    Inventories consist of the following at May 31:

	2001	2000
Raw materials	$1,403,777	$2,321,531
Work in process	229,199	225,507
Finished goods	2,433,558	2,299,027

	4,066,534	4,846,065
Less inventory reserves	1,000,000	700,000

	$3,066,534	$4,146,065

Note 3. Property and Equipment

    Property and equipment consist of the following at May 31:

	2001	2000
Land	$663,970	$663,970
Buildings and improvements	6,168,693	6,060,645
Furniture and equipment	5,840,170	5,041,687
Vehicles	445,746	440,068

	13,118,579	12,206,370
Less accumulated depreciation	4,655,250	3,810,005

Property and Equipment, net	$8,463,329	$8,396,365

    Included in furniture and equipment is capitalized lease equipment with an original cost of $790,000 and a current net book value of approximately $636,000 and $647,000 at May 31, 2001 and 2000, respectively.

Note 4. Long-Term Debt and Pledged Assets

    Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined, and to maintain net income annually of at least $250,000. At May 31, 2000 the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement required the Company to pay additional monthly principal payments of $100,000 which began June 15, 2000. The additional monthly principal payments increased to $125,000 beginning October 15, 2000 and increased to $150,000 beginning February 15, 2001. The Company made the required payments under the forbearance agreement through March 15, 2001. In April 2001, the Company and the bank entered into a subsequent forbearance agreement (which supersedes the June 2000 forbearance agreement) whereby the Company has agreed to pay additional monthly principal payments equal to $50,000 until outstanding debt obligations owed to the bank under the $1.8 million note are satisfied. The additional principal payments required by the April 2001 forbearance agreement replace the additional principal payments under the June 2000 forbearance agreement. As part of the April 2001 forbearance agreement, the bank has agreed not to enforce its rights under the terms of the original loan documents relating to all restrictive financial covenants as long as the Company abides by the terms of the April 2001 forbearance agreement and performs all of the remaining terms of the loan documents. As of August 23, 2001, Company has made all required payments under the terms of the April 2001 forbearance agreement. A single remaining payment of approximately $20,000 under the $1.8 Million Note is expected to be made in September 2001. The $500,000 note was paid in full on August 14, 2001.

    Long-term debt consists of the following at May 31:

	2001	2000
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, plus additional monthly graduating principal payments of $100,000 to $150,000 from June 2000 through March 2001, and additional monthly principal payments of $50,000 beginning April 15, 2001 until paid in full, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets.	$216,815	$1,643,518

Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75% through July 2001 with a balloon payment of approximately $42,000 due August 2001, secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada and a first security interest on all Company assets. This was paid on August 14, 2001.	69,444	236,111

Various notes payable to finance company with principal and interest payments of approximately $1,125 due monthly through July 2003.	29,047

Notes payable to mortgage company, collateralized by real estate, paid in full in year 2000.	—	6,235

Capital lease obligation payable for equipment, variable interest (approximately 9% at May 31, 2001), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets.	584,940	680,980

	900,246	2,566,844
Less current portion	403,404	1,899,443

	$496,842	$667,401

    Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at May 31, 2001 are as follows:

	Capital Leases	Long-Term Debt
2002	$147,048	$299,392
2003	147,048	13,202
2004	147,048	2,712
2005	147,048	—
2006	111,048	—
Thereafter	—	—

Total	699,240	315,306
Less amount representing interest	114,300	—

	$584,940	$315,306

Note 5. Related Parties

    Included in accounts receivable are amounts owed from an officer of the Company of approximately $0 and $10,000 at May 31, 2001 and 2000, respectively.

Note 6. Commitments and Contingencies

    The Company leases land, manufacturing and office space under operating leases with terms of between 3 to 8 years. Approximate minimum annual rental commitments, with remaining lease terms of greater than 1 year at May 31, 2001, are as follows:

2002	$72,936
2003	72,144
2004	72,144
2005	38,916
2006	—
Thereafter	—

$256,140

    The Company had a twelve year option to extend the lease at one of its production facilities. The annual rent during the first 8-year term, which ended in April 2001, was approximately $140,000. The rent payments during the option period will increase 5% annually. The Company presently leases this production facility on a month to month basis, as the renewal option is being negotiated.

    Rent expense totaled $201,256, $255,810 and $306,517 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

    Martin S. Winick, Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada Corporation; The Paul S. Endy Jr. Living Trust; Eric P. Endy, Trustee of The Paul S. Endy Living Trust; Eric P. Endy, individually and in his official capacity as an officer and director of Paul-Son Gaming Corporation; and Laurence A. Speiser, an individual, Defendants. Case No. A416734 in the District Court for Clark County, Nevada (the "Winick Litigation").

    The Winick Litigation was filed on March 24, 2000. All defendants, including the Company, have filed answers and/or counterclaims, and discovery is being conducted. Plaintiff has demanded a trial by jury for all claims which may be so tried to a jury under Nevada law. Plaintiff's claims against the Company include fraud or negligent inducement, economic duress or business compulsion, breach of contract, breach and tortuous breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and conspiracy. Plaintiffs requests for relief includes declarations concerning the effect of certain agreements, compensatory and exemplary damages, and attorneys' fees.

    The litigation is in the discovery stage. The Company and the other defendants have contested this case vigorously. Because of the on-going discovery in this case, the Company is unable to evaluate the likelihood of an unfavorable outcome or the range of potential loss, if any of the above-referenced claims were successful against the Company.

    The Company is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on the Company's financial position, liquidity, or results of operations.

Note 7. Income Tax Matters

    The (expense) benefit for income taxes reflected in the Consolidated Statements of Operations for the fiscal years ended May 31, 2001, 2000 and 1999 consisted of:

	2001	2000	1999
Current	$—	$—	$—
Deferred	—	(568,000)	305,000

	$—	$(568,000)	$305,000

    A reconciliation of the Company's income tax (expense) benefit as compared to the tax (expense) benefit calculated by applying the statutory federal tax rate (34%) to the loss before income taxes for the fiscal years ended May 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Computed expected income tax benefit at 34%	$356,165	$205,000	$335,344
Adjustments:
State taxes	13,600	10,000	11,250
Meals and entertainment	(11,900)	(9,844)	(17,125)
Net operating loss carryforward	(352,765)	(194,578)	—
Allowance for deferred tax asset	—	(568,000)	—
Prior year items and other	(5,100)	(10,578)	(24,469)

Income tax (expense) benefit	$—	$(568,000)	$305,000

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

    The primary components of the deferred tax asset at May 31 were approximately as follows:

	2001	2000
Operating loss carryforwards	$696,000	$339,000
Inventory and bad debt reserves	375,000	367,000
Intangible assets	45,000	45,000
Other	—	12,000

	1,116,000	763,000
Less allowance for realization of deferred tax asset	1,116,000	763,000

Deferred tax asset, net	$—	$—

Note 8. Earnings Per Share and Stock Option Programs

    The following table provides a reconciliation of basic and diluted earnings (loss) per share as required by SFAS No. 128, "Earnings Per Share":

	Basic	Dilutive Stock Options	Diluted
For the fiscal year ended May 31, 2001
Net loss	$(928,014)	—	$(928,014)
Shares	3,450,485	—	3,450,485
Per Share Amount	$(.27)		$(.27)

For the fiscal year ended May 31, 2000
Net loss	$(1,170,942)	—	$(1,170,942)
Shares	3,454,040	—	3,454,040
Per Share Amount	$(.34)		$(.34)

For the fiscal year ended May 31, 1999
Net loss	$(681,306)	—	$(681,306)
Shares	3,468,427	—	3,468,427
Per Share Amount	$(.20)		$(.20)

    Dilutive stock options for the years ended May 31, 2001 (6,000), 2000 (106,500) and 1999 (111,000) have not been included in the computation of the diluted net loss per share as their effect would be antidilutive.

    The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These options have been excluded from the computation of diluted loss per share for the respective fiscal years. These outstanding antidilutive options for the fiscal years ended May 31, 2001, 2000 and 1999, were 505,500, 422,000 and 541,750, respectively.

    The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan, as amended in September 1999, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 17,500, 9,500 and 7,000 shares were granted to non-employee directors during the fiscal years ended May 31, 2001, 2000 and 1999 at a weighted-average exercise price of $2.15, $5.09 and $8.52, respectively.

    The following is a summary of option activity for the 3 fiscal years ended May 31, 2001:

	Options Available for Grant	Shares Under Plan	Weighted Average Exercise Price
Outstanding at June 1, 1998	209,750	865,250	$9.02
Granted	(112,000)	112,000	5.31
Canceled	313,200	(313,200)	9.16
Exercised	11,300	(11,300)	7.63

Outstanding at May 31, 1999	422,250	652,750	8.34
Granted	(9,500)	9,500	5.09
Canceled	133,750	(133,750)	8.56
Exercised	—	—	—

Outstanding at May 31, 2000	546,500	528,500	8.32
Granted	(17,500)	17,500	2.18
Canceled	34,500	(34,500)	9.97
Exercised	—	—	—

Outstanding at May 31, 2001	563,500	511,500	$7.91

	2001	2000	1999
The weighted average fair value of options granted	$1.07	$2.41	$2.46

    The following table summarizes information concerning currently outstanding and exercisable options:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 to 8.06	235,000	6.86	$6.14	128,500	$7.21
$8.07 to 13.88	276,500	5.05	9.42	276,500	9.42
	511,500			405,000

    The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with

SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the following pro forma amounts for the fiscal years ended May 31:

		2001	2000	1999
Net loss:	As reported:	$(928,014)	$(1,170,942)	$(681,306)
	Pro forma:	$(1,150,107)	$(1,668,194)	$(1,123,435)
Loss per share:	As reported:
	Basic	$(.27)	$(.34)	$(.20)
	Diluted	$(.27)	$(.34)	$(.20)
	Pro forma:
	Basic	$(.33)	$(.48)	$(.32)
	Diluted	$(.33)	$(.48)	$(.32)

    Pro forma loss reflects only options granted from fiscal 1997 to fiscal 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net loss because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1997 are not considered.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for fiscal 2001, 2000, and 1999 grants; risk-free interest rate at the date of grant which ranged from 5.6% to 6.7%; expected dividend yield of 0.0%; expected life of 5 years; and expected volatility of 43.79%.

    As of May 31, 2001 a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

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

Trade receivables:

Fiscal Years Ended May 31,	Beginning of Year Balance	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2001	$380,000	$16,219	$(46,219)	$350,000

2000	$400,000	$244,326	$(264,326)	$380,000

1999	$374,994	$130,000	$(104,994)	$400,000

Inventories:

Fiscal Years Ended May 31,	Beginning of Year Balance	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2001	$700,000	$300,000	$—	$1,000,000

2000	$325,000	$375,000	$—	$700,000

1999	$200,000	$40,000	$85,000	$325,000

Note 10. Business Segments

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company's reportable segments have been identified as follows:

  •
  Sale of Gaming Supply Products to New Casino Openings—Significant sales of products to casinos which opened during the fiscal year, the majority of which sales are not replaced on a regular, recurring basis.

  •
  Sale of Gaming Supply Products to Established Casinos—Sales of products to casino customers which had opened prior to the fiscal year and are principally considered on-going, recurring sales.

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

    The table below presents information about the reported operating income of the Company for the fiscal years ended May 31, 2001, 2000 and 1999. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

2001	Product Sales— New Casino Openings	Product Sales— Established Casinos	Consolidated Totals
Revenues	$1,122,394	$19,371,756	$20,494,150

Operating loss	(295,720)	(545,316)	(841,036)

2000	Product Sales— New Casino Openings	Product Sales— Established Casinos	Consolidated Totals
Revenues	$2,127,847	$20,534,215	$22,662,062

Operating loss	(90,404)	(462,629)	(553,033)

1999	Product Sales— New Casino Openings	Product Sales— Established Casinos	Consolidated Totals
Revenues	$2,296,459	$21,617,949	$23,914,408

Operating loss	(138,701)	(1,020,113)	(1,158,814)

    Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the fiscal years ended May 31, 2001, 2000 and 1999, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating loss for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

    The Company's long-lived assets are domiciled in the United States and Mexico. The table below presents information regarding the long-lived assets as of May 31:

	2001	2000	1999
MEXICO:
Property and Equipment, cost	$8,607,288	$8,097,977	$9,248,820
Less accumulated depreciation	3,424,816	2,508,390	2,887,990

Net property and equipment	$5,182,472	$5,589,587	$6,360,830

UNITED STATES:
Property and Equipment, cost	$4,511,291	$4,108,393	$4,941,376
Less accumulated depreciation	1,230,434	1,301,615	1,885,550

Net property and equipment	$3,280,857	$2,806,778	$3,055,826

	$8,463,329	$8,396,365	$9,416,656

Note 11. Business Combination

    In January 2001, the Company entered into a letter of intent with Etablissements Bourgogne et Grasset SA ("B&G"), The Bud Jones Company, Inc. and the stockholders of B&G relating to a proposed combination of the entities (the "Combination").

    Among other things, the letter of intent provided for the Combination to occur through the contribution of 100% of the outstanding shares of B&G to the Company in exchange for the issuance of 51% of the Company's post combination voting common shares. B&G (and its subsidiaries) would become a wholly-owned subsidiary of the Company. The Combination was subject to the execution by the parties of a definitive agreement by April 30, 2001, the approval of stockholders and the receipt of all necessary gaming and regulatory approvals.

    After a definitive agreement had not been executed by April 30, 2001, the Company sent a demand letter to B&G seeking a $1.0 million termination fee pursuant to the letter of intent. B&G responded denying the Company's claim for the $1.0 million termination fee and making certain unspecified claims against the Company. The Company thereafter commenced arbitration proceedings in Las Vegas, Nevada under the rules of the American Arbitration Association on May 11, 2001.

    Subsequently, the parties agreed to stay the arbitration proceedings, with each side reserving all rights. The parties thereafter renewed confidential negotiations which continue to this date. Although no assurance can be given that the parties will enter into a definitive agreement and both sides have reserved all rights should no definitive agreement be reached, the parties continue to work on the negotiation of a potential transaction.

    Selected Quarterly Financial Information (Unaudited)

	Fiscal Year Ended May 31, 2001 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Net revenues	$5,309	$5,112	$4,953	$5,120	$20,494
Operating income (loss)	(228)	(448)	(241)	76	(841)
Net income (loss)	$(267)	$(466)	$(251)	$56	$(928)

Basic and diluted net income (loss) per common share:	$(0.08)	$(0.14)	$(0.07)	$0.02	$(0.27)

	Fiscal Year Ended May 31, 2000 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Net revenues	$6,356	$4,906	$6,333	$5,067	$22,662
Operating income (loss)	(10)	(556)	158	(145)	(553)
Net income (loss)	$20	$(1,129)	$118	$(180)	$(1,171)

Basic and diluted net income (loss) per common share:	$0.01	$(0.33)	$0.03	$(0.05)	$(0.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    The following information is furnished with respect to each member or nominee to the Board of Directors, each of whom, unless otherwise indicated, has served as a director continuously since the year shown opposite his name. Similar information is provided for the Company's executive officers. There are no family relationships between or among any directors, nominees to the Board of Directors or executive officers of the Company.

Directors and Executive Officers

    The directors and executive officers of the Company are as follows:

Name	Age	Director Since	Term Expires	Position with the Company
Eric P. Endy	46	1993	2002	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

Jerry G. West	58	1994	2001	Director

Richard W. Scott	63	1995	2003	Director

Paul S. Dennis	63	2000	2003	Director

    Eric P. Endy has been Chairman of the Board and Chief Executive Officers of the Company since November 1998, a Director of the Company since the Company's inception in 1993, President since January 1994, Secretary since May 1998 and Treasurer since July 2001. From May 1998 to July 1998, Mr. Endy was Treasurer of the Company, and from January 1994 to July 1995, Mr. Endy was Chief Operating Officer of the Company. Mr. Endy has been Chairman of the Board, President and Chief Executive Officer of Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies") since November 1998, and Executive Vice President and General Manager of Paul-Son Supplies since July 1990. From 1988 to March 1994, Mr. Endy served as a Director of Paul-Son Playing Cards.

    Jerry G. West has been a Director of the Company since April 1994. Mr. West is currently self employed as a private investigator licensed in the state of Nevada. From 1969 until his retirement in 1993, Mr. West was a special agent with the United States Federal Bureau of Investigation.

    Richard W. Scott has been a Director since July 1995. From 1986 to 1994, Mr. Scott was Vice President and, since 1994, Mr. Scott has been President of Sports Media Network, Las Vegas, Nevada, a licensed disseminator of live horse and dog race information to Nevada sports books. From 1962 to 1986, Mr. Scott was a Nevada licensed veterinarian.

    Paul S. Dennis has been a Director since October 2000. Since 1977, Mr. Dennis has been President and Chief Executive Officer of Associated Health Care Management Company, Inc., Cleveland, Ohio, which manages ten nursing homes and congregate living facilities. Mr. Dennis also serves as a director and officer with various companies and business ventures in the hardware and lumber distribution, pharmaceuticals distribution and steel fabrication industries. Mr. Dennis has a nursing home administrator's license from the states of Ohio and Nevada and is a member of the American College of Health Care Administrators.

Committees of the Board of Directors

    The Board of Directors has five standing committees: the Audit Committee; the Compensation Committee; the 1994 Long-Term Incentive Plan Committee (the "Incentive Plan Committee"); the 1994 Directors' Stock Option Plan Committee (the "Directors' Plan Committee"); and the Compliance Committee.

    The Audit Committee is comprised of Paul Dennis (Chairman), Jerry G. West and Richard W. Scott. The Audit Committee's function is to review reports of independent public accountants to the Company; to review Company financial practices, internal controls and policies with officers and key employees; to review such matters with the Company's auditors to determine the scope of compliance and any deficiencies; to consider selection of independent public accountants; to review certain related party transactions; and to make periodic reports on such matters to the Board of Directors. The Audit Committee met four times during the twelve months ended May 31, 2001. Under rules of NASD, all three members of the Audit Committee are independent. The Board of Directors has adopted a written Charter of the Audit Committee, a copy of which is attached as Exhibit 99.01 hereto. Fees of Deloitte & Touche LLP for the fiscal year 2001 audit and reviews of Forms 10-Q are $59,000. Aggregate fees billed for all other services rendered by Deloitte & Touche LLP for the fiscal year are $96,240.

    The Compensation Committee consists of Richard W. Scott (Chairman), Jerry G. West and Paul Dennis. The Compensation Committee's function is to review and make recommendations to the Board of Directors with respect to the salaries and bonuses for the Company's executive officers and the fees for the Company's directors. The Compensation Committee took certain action by written consent but did not meet during the twelve months ended May 31, 2001.

    The Incentive Plan Committee consists of Jerry G. West (Chairman) and Richard W. Scott. The Incentive Plan Committee's function is to administer the Incentive Plan, including: determining such matters as the persons to whom awards will be granted, the number of shares to be awarded, when the awards will be granted, when the awards will vest, and the terms and provisions of the instruments evidencing the awards; interpreting the Incentive Plan; and notifying the Company's Board of Directors of all decisions concerning awards granted to Incentive Plan participants. The Incentive Plan Committee took certain action by written consent but did not meet during the twelve months ended May 31, 2001.

    The Directors' Plan Committee currently consists of Eric P. Endy. Mr. Endy is not eligible to participate in the Directors' Plan. The Directors' Plan Committee administers the Directors' Plan; however, it has no discretion to determine or vary any matters which are fixed under the terms of the Directors' Plan. Fixed matters include, but are not limited to, which non-employee directors will receive awards, the number of shares of Common Stock subject to each option award, the exercise of any option, and the means of acceptable payment for the exercise of the option. The Directors' Plan Committee has the authority to otherwise interpret the Directors' Plan and make all determinations necessary or advisable for its administration. All decisions of the Directors' Plan Committee are subject to approval by the Board of Directors. The Director's Plan Committee took certain action by written consent but did not meet during the twelve months ended May 31, 2001.

    The Compliance Committee consists of Jerry G. West, Eric P. Endy and certain other Company employees. The Compliance Committee's function is to oversee implementation of and compliance with internal operating systems which will ensure compliance with all gaming laws applicable to the Company's operations. Membership on the Compliance Committee is subject to the administrative approval of the Chairman of the Nevada State Gaming Control Board. The Compliance Committee met 12 times during the twelve months ended May 31, 2001.

Board of Directors' Meetings

    The Board of Directors of the Company meets at least quarterly and in the fiscal year ended May 31, 2001, the Board of Directors held seven meetings. All of the incumbent directors attended at least 75% of (i) the meetings of the Board of Directors held during the period for which they have been a director and (ii) the meetings held by all committees of the Board of Directors on which they served.

REPORT OF THE AUDIT COMMITTEE

To the Board of Paul-Son Gaming Corporation:

    We have reviewed and discussed with management the audited financial statements of the Company as of and for the fiscal year ended May 31, 2001.

    We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

    We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors their independence and considered the compatibility of non-audit services with the auditors' independence. Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in the Annual Report on Form 10-K of Paul-Son Gaming Corporation for the fiscal year ended May 31, 2001.

AUDIT COMMITTEE: Paul S. Dennis, Chairman Jerry G. West Richard W. Scott

Item 11. Executive Compensation

    The following tables set forth compensation for the fiscal year ended May 31, 2001 received by Eric P. Endy, the Company's Chairman of the Board, Chief Executive Officer, President and Secretary, and John M. Garner, the Company's former Chief Financial Officer and Treasurer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Eric P. Endy, Chairman of the Board, Chief Executive Officer, President, and Secretary[1]	2001 2000 1999	155,070 155,070 155,070	1,550 1,550 3,101	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
John M. Garner, Chief Financial Officer and Treasurer[2]	2001 2000 1999	120,000 120,000 92,153	1,200 1,200 828	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

1
Eric P. Endy was appointed Chairman of the Board and Chief Executive Officer in November 1998.

2
John M. Garner was appointed Chief Financial Officer and Treasurer in July 1998 and resigned from both positions effective July 6, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)[1,2]		Value of Unexercised In-The Money Options/SARs at Fiscal Year-End ($)[1,2]
	Shares Acquired on Exercise (#)	Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric P. Endy	-0-	-0-	97,000	-0-	-0-	-0-
John M. Garner	-0-	-0-	-0-	100,000	-0-	-0-

1
These numbers represent only options granted pursuant to the Incentive Plan; there are no stock appreciation rights.

2
Based on a closing price of $2.55 on May 31, 2001, the last trading day in May 2001, less the option exercise price.

Compensation Committee and Incentive Plan Committee Interlocks and Insider Participation

    The Company's executive compensation is determined by the Compensation Committee and the Incentive Plan Committee, no member of which is or was an officer of the Company. For the 2001 fiscal year, the Compensation Committee consisted of Messrs. Richard W. Scott (Chairman), Jerry G. West and Paul Dennis, and the Incentive Plan Committee consisted of Messrs. Jerry G. West (Chairman) and Richard W. Scott.

Compensation of Non-Employee Directors

    Directors who are not employees or consultants of the Company receive annual fees of $10,000, plus $500 for attendance at each meeting of the Board of Directors and each meeting of the Audit,

Compliance or Compensation Committees. Each director may be reimbursed for certain expenses incurred in connection with attendance at Board of Directors and committee meetings.

    Additionally, certain non-employee directors who are not consultants to the Company are granted options to purchase Common Stock under the Directors' Plan. Under the Directors' Plan, eligible non-employee directors initially receive a one-time option to purchase 6,000 shares of Common Stock following such director's election to the Board of Directors. Thereafter, each such director receives a grant to purchase 2,000 shares of Common Stock each year, at the beginning of such director's fourth year of service. In addition, on the anniversary of each such Director's election or appointment to the Board of Directors such director also receives options to purchase 1,500 shares of Common Stock for serving on the Audit Committee, the Compliance Committee or the Compensation Committee for at least six months during the twelve months prior to the date of grant.

    Under the terms of the Directors' Plan, the initial option grant is exercisable to the extent of vesting. The initial option vests over a three-year period, with one-third of the initial option vesting upon each anniversary of such non-employee director's election to the Board of Directors. Annual option grants are fully vested upon grant, but are only exercisable six months and one day from the date of grant. Unless special circumstances exist, each option expires on the later of the tenth anniversary of the date of its grant or nine months after the non-employee director retires. The option exercise price is the fair market value, as defined under the Directors' Plan, of the Common Stock on the date such option is granted.

    There were options to purchase 6,500, 5,000 and 6,000 shares of Common Stock granted to Jerry G. West, Richard W. Scott and Paul S. Dennis, respectively, for the year ended May 31, 2001. The Company's non-employee directors who are currently eligible to participate in the Directors' Plan are Jerry G. West, Richard W. Scott and Paul S. Dennis.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and stockholders holding more than ten percent of the class of stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 2001, all reports required under Section 16(a) filing requirements were filed as required, with the exception of a report on Form 5, which was inadvertently filed late by Mr. Jerry West, with respect to the grant on April 12, 2001 of an option to purchase 6,500 shares of Common Stock under the Directors' Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The securities entitled to vote consist of shares of common stock, par value $.01 ("Common Stock"), of the Company, with each share entitling its owner to one vote. Common Stock is the only outstanding class of voting securities authorized by the Company's Articles of Incorporation. The number of outstanding shares of Common Stock at the close of business on August 23, 2001 was 3,449,757. Stockholders do not possess the right to cumulate their votes for the election of directors.

    The Company's Articles of Incorporation authorize the Company to issue 10,000,000 shares of preferred stock, par value $.01 ("Preferred Stock"), in one or more series, with such rights, preferences, restrictions, and privileges as may be fixed by the Company's Board of Directors, without further action by the Company's stockholders. The issuance of the Preferred Stock could adversely affect the rights, including voting rights, of the holders of the Common Stock and could impede an attempted takeover of the Company. None of the Preferred Stock is issued or outstanding, and the Company has no present plans to issue shares of Preferred Stock.

    The following is a list of the beneficial stock ownership at the close of business on August 23, 2001 of (1) all persons who beneficially owned more than 5% of the outstanding Common Stock, (2) all directors and director nominees, and (3) all executive officers, directors and director nominees as a group. These share amounts are based upon record-ownership listings as of that date, according to the Securities and Exchange Commission Forms 3 and 4 and Schedules 13D of which the Company has received copies, and according to verifications as of August 23, 2001, which the Company solicited and received from each executive officer and director:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class
Common	Eric P. Endy 1700 S. Industrial Road Las Vegas, Nevada 89102	1,812,134[2]	51.1

Common	Jerry G. West	31,000[3]	*

Common	Richard W. Scott	14,000[4]	*

Common	Paul S. Dennis	8,200[5]	*

Common	All executive officers and directors as a group (4 persons)	1,865,334[6]	53.4

*
Beneficial ownership does not exceed 1% of the outstanding Common Stock.

1
Unless otherwise noted, the persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

2
Includes options granted to Mr. Endy to purchase 97,000 shares issuable under the Company's 1994 Long-Term Incentive Plan (the "Incentive Plan"). Mr. Endy beneficially owns the following shares in the manner described:

Paul S. Endy, Jr. Living Trust	1,577,579
Direct	113,555
Certain trusts established for the benefit of Mr. Endy's family	18,000
Mr. Endy's spouse	6,000

Total shares	1,715,134
3
Includes options to purchase 31,000 shares issuable under the Company's 1994 Directors' Stock Option Plan (the "Directors' Plan").

4
Includes options to purchase 14,000 shares issuable under the Directors' Plan.

5
Includes 8,200 shares owned directly by Mr. Dennis. No part of Mr. Dennis' option to purchase 6,000 shares issuable under the Directors' Plan is currently exercisable. One-third of the option vests each year over a three year period with the first installment vesting on November 14, 2001.

6
Includes options to purchase 97,000 shares issuable under the Incentive Plan and options to purchase 38,500 shares issuable under the Directors' Plan.

Item 13.  Certain Relationships and Related Transactions

Indemnification of Directors and Officers

    During the twelve months ended May 31, 2001, the Company incurred legal fees and expenses in the joint defense of litigation filed by a plaintiff against the Company and certain individuals. The joint defense includes costs approved by the Board of Directors for the indemnification of Eric P. Endy who was named as a defendant in his officer/director capacity and his individual and trustee capacity, and a former director of the Company who was also named as a defendant in the litigation.

    Section 78.751 of Chapter 78 of the Nevada Revised Statutes ("NRS"), Article X of the Company's Articles of Incorporation, and Article VII of the Company's Bylaws contain provisions for indemnification of officers and directors of the Company. The indemnification provisions in the Articles of Incorporation require the Company to indemnify the Company's officers and directors to the full extent permitted by Nevada law. Each such person will be indemnified in any proceeding provided that such person's acts or omissions did not involve intentional misconduct, fraud or knowing violation of law or the payment of dividends in violation of NRS 78.300. Indemnification would cover expenses, including attorneys' fees, judgments, fines and amounts paid in settlement. NRS 78.751, the Articles and the Bylaws also authorize the Company to make discretionary indemnification of officers, directors and agents, in certain circumstances requiring the indemnified person to enter into an undertaking to reimburse the Company if a court of competent jurisdiction finds that the indemnification was not proper.

    The Company's Articles of Incorporation also provide that the Company's Board of Directors may cause the Company to purchase and maintain insurance on behalf of any present or past director or officer insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, whether or not the Company would have the power to indemnify such person. The Company has obtained and maintains such insurance.

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission ("SEC") such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

    The Company believes that the transactions described above are on terms at least as favorable as would have been obtainable from non-related parties. The Company requires that the Audit Committee of the Board of Directors review certain related party transactions.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements
Included in Part II of this report:
Consolidated Balance Sheets at May 31, 2001 and 2000.
Consolidated Statements of Operations for the Years Ended May 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the Years Ended May 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Reports on Form 8-K
Current Report on Form 8-K, dated April 30, 2001, filed by the Company on May 3, 2001, on which events under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were reported.
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
21.01	List of subsidiaries of Paul-Son Gaming Corporation.
23.01	Consent of Deloitte & Touche LLP
99.01	Audit Committee Charter for Paul-Son Gaming Corporation

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION
August 28, 2001	By	/s/ ERIC P. ENDY Eric P. Endy Chief Executive Officer and Treasurer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 28, 2001	By	/s/ ERIC P. ENDY Eric P. Endy Chairman of the Board, President, Chief Executive Officer, and Treasurer

August 28, 2001	By	/s/ PAUL S. DENNIS Paul S. Dennis, Director

August 28, 2001	By	/s/ JERRY G. WEST Jerry G. West, Director

August 28, 2001	By	/s/ RICHARD W. SCOTT Richard W. Scott, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE NO.
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
21.01	List of subsidiaries of Paul-Son Gaming Corporation.
23.01	Consent of Deloitte & Touche LLP
99.01	Audit Committee Charter for Paul-Son Gaming Corporation

QuickLinks

FORM 10-K
Documents Incorporated by Reference
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS MAY 31, 2001
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
REPORT OF THE AUDIT COMMITTEE
Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX