Form 10-Q
period 2001-09-30
PAUL SON GAMING CORP
filed 2001-10-15
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                to

Commission file number: 0-23588

PAUL-SON GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0310433 (I.R.S. Employer Identification No.)
1700 S. Industrial Road, Las Vegas, Nevada (Address of principal executive offices)	89102 (Zip Code)

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

3,449,757 shares of Common Stock, $0.01 par value, as of October 11, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AUGUST 31, 2001 and MAY 31, 2001

ASSETS

	August 31, 2001	May 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$887,896	$887,895
Trade receivables, less allowance for doubtful accounts of $350,000 and $350,000	1,844,657	2,437,988
Inventories, net	2,743,190	3,066,534
Prepaid expenses	253,353	177,867
Other current assets	63,651	54,614

Total current assets	5,792,747	6,624,898

PROPERTY AND EQUIPMENT, net	8,167,924	8,463,329

OTHER ASSETS	852,141	843,866

	$14,812,812	$15,932,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$130,126	$403,404
Accounts payable	1,075,945	1,550,143
Accrued expenses	874,691	930,655
Customer deposits	92,068	100,941
Income taxes payable	11,389	15,546

Total current liabilities	2,184,219	3,000,689

LONG-TERM DEBT, net of current maturities	475,392	496,842

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,477,050 shares as of August 31, 2001 and May 31, 2001	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Accumulated deficit	(1,338,726)	(1,057,365)
Less: Treasury stock, at cost, 27,293 shares	(195,780)	(195,780)

Total stockholders' equity	12,153,201	12,434,562

	$14,812,812	$15,932,093

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended August 31,
	2001	2000
Revenues	$4,528,852	$5,309,447
Cost of revenues	3,585,377	4,049,411

Gross profit	943,475	1,260,036
Selling, general and administrative expenses	1,208,468	1,487,951

Operating loss	(264,993)	(227,915)
Other income	4,480	23,301
Interest expense	(20,848)	(62,378)

Loss before income taxes	(281,361)	(266,992)
Income tax (expense) benefit	—	—

Net loss	$(281,361)	$(266,992)

Loss per share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(281,361)	$(266,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	218,842	258,177
Provision for doubtful accounts	3,532	63,242
Provision for inventory obsolescence	—	60,000
Loss on sale/disposal of assets	1,011	—
Change in operating assets and liabilities:
Accounts receivable	589,799	92,315
Inventories	323,344	441,975
Other current assets	(84,523)	(18,410)
Accounts payable and accrued expenses	(530,162)	76,750
Other assets	(8,275)	(120,291)
Customer deposits	(8,873)	130,037
Income taxes payable	(4,157)	15,145

Net cash provided by operating activities	219,177	731,948

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	81,971	—
Purchase of property and equipment	(6,419)	(161,727)

Net cash used in (provided by) investing activities	75,552	(161,727)

Cash Flows from Financing Activities
Purchases of treasury stock	—	(7,050)
Proceeds from the issuance of long-term notes	—	39,452
Principal payments on short-term/long-term borrowings	(294,728)	(379,404)

Net cash used in financing activities	(294,728)	(347,002)

Net increase in cash and cash equivalents	1	223,219
Cash and cash equivalents, beginning of period	887,895	2,071,952

Cash and cash equivalents, end of period	$887,896	$2,295,171

Supplemental cash flow information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$20,848	$62,378
Income taxes paid	4,157	—

See notes to condensed consolidated financial statements.

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

Basis of Consolidation and Presentation

    The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 2001.

    The condensed consolidated balance sheet as of August 31, 2001 and statements of operations and cash flows for the three month periods ended August 31, 2001 and 2000 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

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

Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable life of assets and the allowance for doubtful accounts receivable and slow-moving, excess and obsolete inventories. Actual results could differ from those estimates.

Recently Issued Accounting Guidance

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its financial statements.

NOTE 2—INVENTORIES

    Inventories consist of the following:

	August 31, 2001	May 31, 2001
Raw materials	$1,364,967	$1,403,777
Work in process	154,304	229,199
Finished goods	2,223,919	2,433,558

	3,743,190	4,066,534
Less inventory reserves	1,000,000	1,000,000

	$2,743,190	$3,066,534

NOTE 3—LONG-TERM DEBT

    Long-term debt consists of the following:

	August 31, 2001	May 31, 2001
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, paid in full September 14, 2001	$20,039	$216,815
Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75%, paid in full August 15, 2001	—	69,444
Various notes payable to finance company, interest at 2% to 5%, with principal and interest payments of approximately $1,125 due monthly through July 2003	25,770	29,047
Capital lease obligation payable for equipment, variable interest (approximately 9% at August 31, 2001), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	559,709	584,940

	605,518	900,246
Less current portion	130,126	403,404

	$475,392	$496,842

NOTE 4—EARNINGS PER SHARE

    The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 3 month period ended August 31, 2001
Net loss	$(281,361)		$(281,361)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.08)		$(0.08)
For the 3 month period ended August 31, 2000
Net loss	$(266,992)		$(266,992)
Weighted Average Shares	3,452,647	—	3,452,647
Per Share Amount	$(0.08)		$(0.08)

    There were 12,500 dilutive stock options for the three months ended August 31, 2001. However, these dilutive stock options were not included in the computation of net loss per share as their effect would be antidilutive. For the three months ended August 31, 2000, there were no dilutive stock options.

    The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the three months ended August 31, 2001 and 2000. These outstanding antidilutive options for the three months ended August 31, 2001 and 2000 were approximately 500,000 and 530,000.

NOTE 5. BUSINESS SEGMENTS

    SFAS No. 131 requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company's reportable segments have been identified as follows:

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

    The table below presents information about the reported operating income of the Company for the three-month periods ended August 31, 2001 and 2000. Asset information by reportable segment is not reported since no segregation of assets exists between segments.

2001	Product Sales— New Casino Openings	Product Sales— Established Casinos	Consolidated totals
Revenues	—	$4,528,852	$4,528,852
Operating loss	—	$(264,993)	$(264,993)

2000	Product Sales— New Casino Openings	Product Sales— Established Casinos	Consolidated totals
Revenues	$553,687	$4,755,760	$5,309,447
Operating loss	$(17,395)	$(210,520)	$(227,915)

    Corporate expenses and certain overhead expenses have been allocated to each segment based on management's estimate of the segment's utilization of the resources or expenses. During the three-month periods ended August 31, 2001 and 2000, management estimated gross margins of the reportable segments to be equal. However, management's estimation used in the operating income (loss) for the segments' overhead and corporate expenses was 90% from product sales to established casinos and 10% from product sales to new casino openings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Paul-Son is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas, Nevada, and Atlantic City, New Jersey. The Company sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended August 31, 2001 and August 31, 2000

    Revenues.  For the three months ended August 31, 2001, revenues were approximately $4.5 million, a decrease of approximately $781,000, or 15%, versus revenues of approximately $5.3 million for the three months ended August 31, 2000. The decrease in revenues for the 2001 period was caused principally by the absence of sales from new casino openings and expansions during the three months ended August 31, 2001 as compared to the three months ended August 31, 2000. During the three months ended August 31, 2000, casino chip and furniture revenues from new casino openings accounted for approximately $554,000. During the same three month period ended August 31, 2001, there were no significant new casino openings or expansions. Sales of consumable table game supplies also declined during the three months ended August 31, 2001, compared to the three months ended August 31, 2000. Sales of products manufactured by the Company totaled approximately $4.1 million in the 2001 period versus approximately $4.7 million in the same period of the prior year.

    Cost of Revenues.  Cost of revenues, as a percentage of sales, increased to 79.2% for the three months ended August 31, 2001 as compared to 76.3% for the three months ended August 31, 2000. This decline in the gross margin for the three months ended August 31, 2001 occurred primarily due to 1) an increase in costs to operate the Company's Mexican manufacturing plant as inflationary costs were not offset by a devaluation of the Mexican peso and 2) the underabsorption of fixed manufacturing overhead costs as production levels, primarily a function of sales volume, were less than the previous year's three month period.

    Gross Profit.  Gross profit for the three months ended August 31, 2001 decreased in absolute dollars by approximately $317,000 from the comparable period in the prior year. The gross margin percentage declined from 23.7% in the three months ended August 31, 2000 to 20.8% in the three months ended August 31, 2001. These declines resulted from the aforementioned decrease in revenues and the increase in the cost of revenues as a percentage of sales.

    Selling, General and Administrative Expenses.  For the three months ended August 31, 2001, selling, general and administrative ("SG&A") expenses decreased approximately $279,000 or 19%, compared to the comparable period of the prior year. Reductions in sales-related personnel costs, as well as sales office costs, occurred throughout the fiscal year ended May 31, 2001 and were principally the cause of the aforementioned decrease. Additionally, bad debt expense decreased $60,000 versus the prior year quarter ended August 31, 2000 based on favorable results with the collection of receivables.

    Interest Expense.  For the three months ended August 31, 2001, interest expense decreased to approximately $21,000 from approximately $62,000 in the 2000 period. This decrease was due to a reduction in average borrowings outstanding during the three months ended August 31, 2001.

    Other Income.  For the three months ended August 31, 2001, other income decreased to approximately $4,000 from approximately $23,000 in the 2000 period. This decrease was due principally to nonrecurring gains realized in the 2000 period from the sale of certain non-operating assets.

    Net Loss.  For the three months ended August 31, 2001 the Company incurred a net loss of approximately $281,000, which net loss was approximately $14,000 greater than the net loss of approximately $267,000 for the three months ended August 31, 2000. The larger net loss was primarily due to the aforementioned decrease in revenues, gross profit margin percentages and other income offset, in part, by the decrease in SG&A expenses. Net loss per basic and diluted share was $.08 for the three months ended August 31, 2001 and 2000.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

    Overview.  Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short-term basis to fund routine operating expenses. On a long-term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing. However, to fund any non-ordinary course of business expenditures, such as the transactional costs relating to the potential combination transaction currently under discussion (See Annual Report on Form 10-K for the Year Ended May 31, 2001, Part I, Item 1. "Business—Recent Developments" (the "Form 10-K")), the Company will be required to obtain additional sources of cash other than the Company's projected cash flows. As disclosed in the Form 10-K, the Company has two of its buildings for sale, its Las Vegas Headquarters and a vacant facility in San Luis, Mexico. In the event the Company is unable to sell either of these buildings and the need for non-ordinary course of business expenditures arises, the Company believes that it will be able to use the Las Vegas Headquarters as collateral to obtain credit facilities that will provide the necessary cash sources. However, there is no assurance that the Company will be able to sell either of the buildings currently for sale on terms and conditions acceptable to the Company or at all, and there is no assurance that should the Company require loans utilizing the Las Vegas Headquarters as collateral that such loans will be obtainable on terms and conditions acceptable to the Company or at all.

    Working Capital.  Working capital totaled approximately $3.6 million at August 31, 2001 and May 31, 2001.

    Cash Flow.  Operating activities provided approximately $219,000 in cash during the three months ended August 31, 2001, as compared to operating cash provided of approximately $732,000 during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of inventory and accounts receivable balances of approximately $913,000. These sources of cash were offset, in part, by decreases in accounts payable and accrued expenses of approximately $530,000 and a net loss before depreciation of approximately $62,000. Overall the Company's cash balance remained the same from May 31, 2001 to August 31, 2001.

    Secured Debt.  In November 1997, the Company obtained a $1.8 million loan from Norwest Bank. The proceeds were used in acquiring certain real estate in San Luis, Mexico, and certain equipment to be used principally in the Company's manufacturing processes. The $1.8 million note was paid in full in September 2001. Additionally, in October 1998, the Company obtained an additional $500,000 note to acquire additional playing card equipment. The $500,000 note was paid in full on August 14, 2001.

    Recently Issued Accounting Guidance.  In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of interest method for business combinations initiated after

June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its financial statements.

Statement on Forward-Looking Information

    Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, gaming regulation (including action affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws. For example, the gaming industry is directly impacted by changes to the airline, travel and lodging market segments. As a manufacturer and supplier of casino gaming equipment, we rely on the purchases of consumable table games supplies by casinos in gaming resort cities. The terrorist attacks of September 11, 2001 have resulted in a substantial drop-off in hotel guest occupancy and gaming play in major resort cities such as Las Vegas and Atlantic City. A prolonged drop-off in the gaming industry resulting from such terrorist attacks will have a material adverse effect on the Company's business and results of operations.

    For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K for the year ended May 31, 2001, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Forward-Looking Information."

    Note: Dollar amounts have been rounded for narrative purposes while the percentages were calculated using actual amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has certain fixed-rate and a variable rate capital lease which it believes to have fair values that approximate reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

PART II.

ITEM 5. OTHER INFORMATION

    As reported on the Company's Form 8-K dated December 11, 2000, the common stock of the Company was listed on the Nasdaq SmallCap Market as of that date. All references in the Company's Form 10-K to the Nasdaq National Market should be read as the Nasdaq SmallCap Market.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: October 12, 2001	By:	/s/ ERIC P. ENDY Eric P. Endy, Chairman of the Board, Treasurer, and Chief Executive Officer (Duly Authorized Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II.
ITEM 5. OTHER INFORMATION
SIGNATURES