Form 10-Q
period 2001-11-30
PAUL SON GAMING CORP
filed 2002-01-22
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2001
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

3,456,654 shares of Common Stock, $0.01 par value as of January 18, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
NOVEMBER 30, 2001 and MAY 31, 2001

	NOVEMBER 30, 2001	MAY 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$718,438	$887,895
Trade receivables, less allowance for doubtful accounts of $250,000 and $350,000	1,961,224	2,437,988
Inventories, net	2,752,726	3,066,534
Prepaid expenses	254,601	177,867
Other current assets	53,957	54,614

Total current assets	5,740,946	6,624,898

PROPERTY AND EQUIPMENT, net	7,892,020	8,463,329

OTHER ASSETS, net	550,032	600,219

	$14,182,998	$15,688,446

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$121,410	$403,404
Accounts payable	1,066,925	1,550,143
Accrued expenses	1,154,830	930,655
Customer deposits	101,386	100,941
Income taxes payable	—	15,546

Total current liabilities	2,444,551	3,000,689

LONG-TERM DEBT, net of current maturities	435,049	496,842

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,477,050 shares as of November 30, 2001 and May 31, 2001	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Accumulated deficit	(2,188,529)	(1,301,012)
Less: Treasury stock, at cost, 27,293 shares	(195,780)	(195,780)

	11,303,398	12,190,915

	$14,182,998	$15,688,446

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2001	2000	2001	2000
Revenues	$3,973,564	$5,111,999	$8,502,416	$10,421,446
Cost of revenues	3,012,230	4,056,457	6,597,607	8,105,868

Gross profit	961,334	1,055,542	1,904,809	2,315,578
Selling, general and administrative expenses	1,543,173	1,503,602	2,778,708	2,991,553

Operating loss	(581,839)	(448,060)	(873,899)	(675,975)
Other income	7,827	19,407	12,307	42,708
Interest expense	(5,077)	(37,768)	(25,925)	(100,146)

Loss before income taxes	(579,089)	(466,421)	(887,517)	(733,413)
Income tax provision	—	—	—	—

Net loss	$(579,089)	$(466,421)	$(887,517)	$(733,413)

Loss per share:
Basic	$(0.17)	$(0.14)	$(0.26)	$(0.21)

Diluted	$(0.17)	$(0.14)	$(0.26)	$(0.21)

Weighted average diluted common shares outstanding	$3,449,757	$3,449,757	$3,449,757	$3,451,210

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED NOVEMBER 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(887,517)	$(733,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	557,267	514,672
Provision for doubtful accounts	(92,336)	70,782
Provision for inventory obsolescence	—	80,000
Gain on sale/disposal of assets	(989)	—
Change in operating assets and liabilities:
Accounts receivable	569,100	(12,824)
Inventories	313,808	1,018,678
Other current assets	(76,077)	(140,257)
Other assets	585	(122,550)
Accounts payable and accrued expenses	(259,043)	72,818
Income taxes payable	(15,546)	30,473
Customer deposits	445	(60,498)

Net cash provided by operating activities	109,697	717,881

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	83,971	—
Purchase of property and equipment	(19,338)	(237,781)

Net cash provided by (used in) investing activities	64,633	(237,781)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	39,452
Principal payments on short-term/long-term borrowings	(343,787)	(834,945)
Purchases of treasury stock	—	(7,050)

Net cash used in financing activities	(343,787)	(802,543)

Net decrease in cash and cash equivalents	(169,457)	(322,443)
Cash and cash equivalents, beginning of period	887,895	2,071,952

Cash and cash equivalents, end of period	$718,438	$1,749,509

Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$25,925	$100,146
Income taxes paid	$15,546	—

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company operates in one single reportable segment and sells its products in every state in which casinos operate in the United States and in various countries throughout the world.

Basis of Consolidation and Presentation

        The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V. and Authentic Products, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K/A for the year ended May 31, 2001.

        These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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

Inventory

        Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the first-in, first-out method. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

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

Debt

        The Company includes obligations from capitalized leases in its long and short-term captions for financial reporting purposes.

Revenue Recognition

        Substantially all revenue is recognized when products are shipped to customers. The Company typically sells its products with payment terms of net 30 days or less.

Income Taxes

        The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.

        A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

Foreign Transactions

        Sales outside of the United States are not significant and substantially all sales transactions occur in United States dollars.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable life of assets, the recoverability of deferred tax assets, and the allowance for doubtful accounts and slow-moving, excess and obsolete inventories. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS No. 143.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144.

NOTE 2—INVENTORIES

        Inventories consist of the following:

	NOVEMBER 30, 2001	MAY 31, 2001
Raw materials	$1,290,270	$1,403,777
Work in process	145,547	229,199
Finished goods	2,316,909	2,433,558

	3,752,726	4,066,534
Less inventory reserves	1,000,000	1,000,000

	$2,752,726	$3,066,534

NOTE 3—LONG-TERM DEBT

        Long-term debt consists of the following:

	NOVEMBER 30, 2001	MAY 31, 2001
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, paid in full September 14, 2001	$—	$216,815
Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75%, paid in full August 15, 2001	—	69,444
Various notes payable to finance company, interest at 2% to 5%, with principal and interest payments of approximately $1,125 due monthly through July 2003	22,488	29,047
Capital lease obligation payable for equipment, variable interest (approximately 8.5% at November 30, 2001), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	533,971	584,940

Total debt	556,459	900,246
Less current portion	121,410	403,404

Total long-term debt	$435,049	$496,842

NOTE 4—EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 6 month period ended November 30, 2001
Net loss	$(887,517)		$(887,517)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.26)		$(0.26)
For the 6 month period ended November 30, 2000
Net loss	$(733,413)		$(733,413)
Weighted Average Shares	3,451,210	—	3,451,210
Per Share Amount	$(0.21)		$(0.21)
For the 3 month period ended November 30, 2001
Net loss	$(579,089)		$(579,089)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.17)		$(0.17)
For the 3 month period ended November 30, 2000
Net loss	$(466,421)		$(466,421)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.14)		$(0.14)

        Dilutive stock options for the three and six months ended November 30, 2001 (9,000) and November 30, 2000 (6,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

        The Company has granted certain stock options to purchase common stock which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and six-month periods. These outstanding, antidilutive options for the three and six months ended November 30, 2001 and 2000 were approximately 466,000 and 520,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Paul-Son is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes, and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its primary manufacturing facilities located in San Luis, Mexico and sales offices in Las Vegas, Nevada and Atlantic City, New Jersey. The Company sells its products in every state in which casinos operate in the United States.

        The Company anticipates continued softness in revenues through the end of its fiscal year as the post September 11 and other negative impacts on gaming properties continue to flow through to casino table game supply purchases, and due to the lack of any new casino openings. Further, the Company will continue to incur legal, accounting and other advisory expenditures associated with negotiations regarding possible business combination strategies through the end of this fiscal year and possibly into the next fiscal year if a deal if reached. The Company expects to fund such additional costs, in part, through a bank loan to be secured by its Las Vegas headquarters building, which loan is currently under negotiation.

Revenue Recognition

        The Company receives substantially all of its revenues from the sale of gaming supplies and equipment (i) to established casinos on a recurring basis, and (ii) to new casinos on a one-time basis in connection with the openings. Substantially all revenue is recognized when products are shipped to customers. The Company typically sells its products with payment terms of net 30 days or less. As new casino openings have declined, the Company expects that revenues from sales to established casinos will account for a substantial majority of its revenues for the foreseeable future. The Company's dependence on the gaming industry makes it vulnerable to downturns in the gaming industry caused by the general economic environment. Such a downturn could result in some casinos delaying or declining to purchase or place our products.

Comparison of Operations for the Three Months Ended November 30, 2001 and November 30, 2000

        Revenues.    For the three months ended November 30, 2001, revenues were approximately $4.0 million, a decrease of approximately $1.1 million, or 22%, compared to revenues of approximately $5.1 million for the three months ended November 30, 2000. The decrease in revenues for the 2001 period was caused principally by a decrease in sales of casino chips of approximately $708,000, table game layouts of $225,000 and other accessories of $199,000. These decreases were offset, in part, by increases in sales of casino playing cards of approximately $115,000. Management believes the decline in revenues for the quarter ended November 30, 2001 was, in part, a result of an economic downturn brought on by the September 11, 2001 terrorist acts and the lack of revenue from new casino openings in the 2001 three-month period compared to the prior year three-month period. Sales of products manufactured by the Company totaled approximately $3.6 million and $4.3 million in the respective 2001 and 2000 three-month periods.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 75.8% for the three months ended November 30, 2001 as compared to 79.4% for the three months ended November 30, 2000. This improvement in the gross margin percentage resulted from an increase in the average selling prices of casino chips, dice and table layouts. Additionally, reductions in the costs of the Mexican manufacturing facilities contributed to this improvement.

        Gross Profit.    Gross profit for the three months ended November 30, 2001 decreased in absolute dollars by approximately $94,000 from the comparable period in the prior year as a result of the aforementioned decrease in revenues, offset, in part, by the aforementioned lower cost of revenues as a percentage of sales from 79.4% in the 2000 three-month period to 75.8% in the 2001 three-month period.

        Selling, General and Administrative Expenses.    For the three months ended November 30, 2001, selling, general and administrative ("SG&A") expenses increased approximately $40,000, or 6%, compared to the same period of the prior year. The increase was primarily the result of certain transaction costs related to potential business combination strategies and litigation costs in the 2001 three-month period, offset, in part, by reductions in sales related personnel and sales office costs and administrative personnel which occurred throughout the preceding fiscal years ended May 31, 2001 and 2000.

        Other Income.    For the three months ended November 30, 2001, other income decreased to approximately $8,000 from approximately $19,000 in the 2000 three-month period.

        Interest Expense.    For the three months ended November 30, 2001, interest expense decreased to approximately $5,000 from approximately $38,000 in the 2000 three-month period. This decrease was due principally to lower average outstanding debt during the 2001 three-month period as compared to the 2000 three-month period.

        Net Loss.    For the three months ended November 30, 2001, the Company's net loss was approximately $579,000, an increase in net loss of approximately $113,000 from the net loss of approximately $466,000 for the quarter ended November 30, 2000. This increase in net loss compared to the net loss of the prior year period was primarily due to (i) the aforementioned increase in SG&A expenses and (ii) the aforementioned decline in revenues of approximately $1.1 million. Offsetting these occurrences, in part, were the aforementioned improvement in gross profit margin and the reduction in interest expense in the 2001 three-month period. Net loss per diluted share was $0.17 for the three months ended November 30, 2001, as compared to a net loss per diluted share of $0.14 for the three months ended November 30, 2000.

Comparison of Operations for the Six Months Ended November 30, 2001 and November 30, 2000

        Revenues.    For the six months ended November 30, 2001, revenues totaled approximately $8.5 million, a decrease of approximately $1.9 million, or 18%, compared to revenues of approximately $10.4 million for the six months ended November 30, 2000. The decrease in revenues for the 2001 period was due principally to a decrease in sales of casino chips of approximately $866,000, table layouts of approximately $338,000 and furniture/accessory product sales of approximately $640,000. Management believes the decline in sales of casino chips, accessories and furniture products was caused principally by a decline in the number of new casino openings and expansions during the six months ended November 30, 2001 as compared to the same period of the previous year, as well as a general economic decline caused by the September 11, 2001 terrorist acts. Sales of products manufactured by the Company totaled approximately $7.8 million in the 2001 six-month period, compared to approximately $9.3 million in the same period of the prior year.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 77.6% for the six-month period ended November 30, 2001 as compared to 77.8% for the six months ended November 30, 2000. This slight improvement in gross margin was caused by an increase in average selling prices of certain of the Company's manufactured products offset, in part, by an increase in unabsorbed fixed manufacturing costs in the current year period due to lower sales and production volume in our Mexican manufacturing plant.

        Gross Profit.    Gross profit for the six months ended November 30, 2001 decreased in absolute dollars by approximately $411,000 over the comparable period in the prior year. This decrease was primarily a result of the aforementioned decrease in revenues in the 2001 six-month period versus the 2000 six-month period.

        Selling, General and Administrative Expenses.    For the six months ended November 30, 2001, SG&A expenses decreased approximately $213,000, or 7%, to approximately $2.8 million as compared to approximately $3.0 million in the comparable period of the prior year. Reductions in sales related personnel, as well as certain sales related activities, occurred throughout the fiscal years ended May 31, 2001 and 2000 and were principally the cause of the aforementioned decrease. These reductions, as well as a reduction in the bad debt provision versus the prior year six-month period of approximately $163,000 were offset, in part, by an increase in costs related to proposed business combination strategies and increased litigation related expenses.

        Other Income.    For the six months ended November 30, 2001, other income decreased to approximately $12,000 from approximately $43,000 in the 2000 six-month period. This decrease was caused principally by certain nonrecurring gains recognized from the sale of non-operating assets during the six months ended November 30, 2000.

        Interest Expense.    For the six months ended November 30, 2001, interest expense decreased to approximately $26,000, from approximately $100,000 in the 2000 six-month period. This decrease was due principally to a decrease in average outstanding borrowings compared to the prior year.

        Net Loss.    For the six months ended November 30, 2001, the Company sustained a net loss of approximately $888,000 compared to a net loss of approximately $733,000 in the comparable prior year period. This increase in net loss of approximately $155,000 was primarily due to the aforementioned decline in revenues of approximately $1.9 million offset, in part, by (i) the aforementioned decrease in SG&A expenses and (ii) the reduction in interest expense in the 2001 six-month period. The net loss per diluted share was $0.26 for the six months ended November 30, 2001 as compared to a net loss per diluted share of $0.21 for the six months ended November 30, 2000.

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short-term basis to fund routine operating expenses. On a long-term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing. However, to fund any non-ordinary course of business expenditures, such as the transactional costs relating to its negotiation and execution of potential combination strategies, the Company will be required to obtain additional sources of cash other than the Company's projected cash flows. As disclosed in Part I, Item 1, "Business—Recent Developments" of the Company's Form 10-K/A for the year ended May 31, 2001 ("Form 10-K/A") and elsewhere in this report, the Company has been in continuing negotiations with Etablissements Bourgogne et Grasset ("B&G") regarding potential business combination strategies. Although no assurances can be given and numerous events or conditions could intercede, the Company presently believes that negotiations with B&G could be completed by the end of the third fiscal quarter. By such time, the Company believes that a definitive agreement with B&G could be reached. The Company expects to continue to incur transaction costs pending the completion or termination of negotiations with B&G. The Company has its Las Vegas Headquarters for sale. In addition, the Company is currently evaluating various alternatives for its vacant facility in San Luis, Mexico, including the sale of the facility. In the event the Company is unable to sell either of these buildings and the need for non-ordinary course of business expenditures arises, the Company believes that it will be able to use the Las Vegas Headquarters as collateral to obtain credit facilities that will provide the necessary cash sources. The Company is currently in negotiations with a bank to secure a loan in the approximate amount of $1.0 million secured by the Company's Las Vegas Headquarters to provide funds for this purpose. However, there is no assurance that the Company will be able to sell either of the buildings currently for sale on terms and conditions acceptable to the Company or at all, and there is no assurance that should the Company will be able to obtain a loan to utilize the Las Vegas Headquarters as collateral or otherwise on terms and conditions acceptable to the Company or at all.

        Working Capital.    Working capital totaled approximately $3.3 million at November 30, 2001 as compared to $3.6 million at May 31, 2001. Decreases in accounts receivable and inventories (approximately $791,000) were partially offset by a net decrease in accounts payable, accrued expenses and current maturities of long term debt (approximately $541,000).

        Cash Flow.    Operating activities provided approximately $110,000 in cash during the six months ended November 30, 2001, as compared to operating cash provided of approximately $718,000 during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of inventory and accounts receivable balances of approximately $883,000. These sources of cash were offset, in part, by the net loss after non-cash charges of approximately $422,000 and decreases in accounts payable and accrued expenses of approximately $259,000. Offsetting net cash provided by operating activities were principal payments on debt of approximately $344,000. Overall the Company's cash balance decreased by approximately $169,000 from May 31, 2001 to November 30, 2001.

        Secured Debt.    In November 1997, the Company obtained a $1.8 million loan from Norwest Bank. The proceeds were used in acquiring certain real estate in San Luis, Mexico, and certain equipment to be used principally in the Company's manufacturing processes. The $1.8 million note was paid in full in September 2001. Additionally, in October 1998, the Company obtained an additional $500,000 note to acquire additional playing card equipment. The $500,000 note was paid in full in August 2001. As discussed above, the Company is currently considering obtaining an approximately $1.0 million loan secured by the Company's Las Vegas Headquarters.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS No 143.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144.

Statement on Forward-Looking Information

        Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to potential combination transactions, completion of bank loan negotiations, dependence on existing management, gaming regulation (including action affecting licensing), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws. For example, the gaming industry is directly impacted by changes to the airline, travel and lodging market segments. As a manufacturer and supplier of casino gaming equipment, we rely on the purchases of consumable table games supplies by casinos in gaming resort cities. The terrorist attacks of September 11, 2001 have resulted in a substantial drop-off in hotel guest occupancy and gaming play in major resort cities such as Las Vegas and Atlantic City. A prolonged drop-off in the gaming industry resulting from such terrorist attacks will have a material adverse effect on the Company's business and results of operations.

        For a summary of additional factors affecting forward-looking information, see the Company's Annual Report on Form 10-K/A for the year ended May 31, 2001, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Forward-Looking Information."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Paul-Son Gaming Corporation, The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc., and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822. On or about December 3, 2001, the Company and certain other persons served the Company's insurance carrier and its adjuster with a summons and complaint seeking declaratory relief for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by the insurance carrier. In particular, the Company is seeking a declaration that, pursuant to the terms of the insurance policy, the carrier has a duty to pay for the defense of and to indemnify the Company with respect to litigation filed against the Company. In addition, the Company is seeking, among other things, general, consequential and punitive damages that were directly and proximately caused by the defendants' bad faith in delaying, reducing and denying indemnity and defense to the plaintiffs and otherwise failing to act fairly and in good faith in analyzing the plaintiff's tender under the insurance policy. Answers to the Company's complaint were due on December 24, 2001 and January 3, 2002, respectively, by the respective defendants. To date, no answer has been filed by either defendant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION
Date: January 18, 2002	By:	/s/ ERIC P. ENDY Eric P. Endy, Chairman of the Board, Treasurer, and Chief Executive Officer (Duly Authorized Officer)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
SIGNATURES