Form 10-K/A
period 2001-05-31
PAUL SON GAMING CORP
filed 2002-01-23
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-23588

PAUL-SON GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 South Industrial Road, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

(702) 384-2425
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

Documents Incorporated by Reference

        Not applicable.

Explanatory Note

        Paul-Son Gaming Corporation (the "Company" or "Paul-Son") issued a press release on January 15, 2002, relating to its intention to restate its consolidated financial statements for the fiscal year ended May 31, 2001 and the first quarter ended August 31, 2001. Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended May 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past year related to its negotiations of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized these costs. As a result, the accompanying consolidated financial statements have been restated from amounts previously reported. In addition, the Company has restated its segment reporting. The effects of these restatements are summarized in Note 12 to the consolidated financial statements.

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

        The Company operates in one operating segment—casino game equipment products. See the Business Segment disclosure in Note 10 to the consolidated financial statements.

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

        Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within fr 3/10,000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.50 and $3.00 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 900,000 pairs of dice per year (based upon one production shift). In fiscal 2001, the Company produced approximately 700,000 pairs of dice. Management believes the Company's capacity for dice production is sufficient to accommodate an increase in production requirements.

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

        The Company places advertising in trade publications, produces a complete sales catalogue for the retail market, and participates in major casino industry trade shows. The Company keeps abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casinos are identified, Company representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of the Company's products to such potential new customers. Revenues as a result of new casino openings for the years ended May 31, 1999, 2000 and 2001 were approximately $2.3 million, $2.1 million and $1.1 million, respectively.

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

        Other Jurisdictions.    The Company currently sells products at various levels in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New York, Oregon, South Dakota, Washington, Wisconsin, the provinces of Ontario, Quebec, British Columbia and Saskatchewan, Canada, the state of Victoria, Australia, and Mpumalanga and Gauteng, South Africa. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

        Las Vegas.    The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 60,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for approximately $2,000,000, and houses the Las Vegas sales and corporate offices, a centralized warehouse for certain of its finished goods inventory, a roulette and "Big Six" wheel manufacturing department and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. During fiscal 1998, the Company completed the transition of its primary manufacturing processes to San Luis, Mexico. Due to the relocation of virtually all of the Company's manufacturing facilities to San Luis, Mexico, the Company has listed for sale the Las Vegas Headquarters. The Las Vegas Headquarters secures a deed of trust issued under the Company's outstanding term loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        San Luis.    The Company manufactures casino chips, playing cards, furniture, dice, plastic products and layouts at three facilities in San Luis, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured and an approximately 66,000 square foot facility used for playing card, furniture and layout products production. The Company leased the 34,000 square foot facility pursuant to an eight-year lease which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but presently leases the facility on a month to month basis. The Company owns the 66,000 square foot facility. The Company also owns an approximately 45,000 square foot facility which was previously used for layout, furniture and machine shop production purposes. The facility is presently vacant. The Company is currently evaluating various alternatives for this facility, including its sale.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  (a)
  Price Range of Common Stock

        The Company's common stock ("Common Stock") is traded on the Nasdaq SmallCap Market under the symbol "PSON." Prior to December 11, 2000, the Company's Common Stock was traded on the Nasdaq National Market. The following table sets forth the high and low closing prices of the Common Stock, as reported by the Nasdaq, during the periods indicated.

Fiscal Year	High	Low
2000 First Quarter	$9 1/2	$5 3/4
2000 Second Quarter	8 3/8	5 1/2
2000 Third Quarter	6 1/2	3 3/4
2000 Fourth Quarter	4 3/8	2 1/4
2001 First Quarter	4 5/8	1 7/8
2001 Second Quarter	2 3/8	1 5/8
2001 Third Quarter	2 1/4	5/8
2001 Fourth Quarter	2 3/4	1 1/2
2002 First Quarter (through August 23, 2001)	2 61/64	2

        The last reported closing price of the Common Stock on the Nasdaq SmallCap Market on August 23, 2001 was $2.30 per share. There were approximately 116 holders of record of the Common Stock as of August 23, 2001.

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

	Fiscal Years Ended May 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
	(As restated, See Note 12)
Operations statement data:
Revenues	$20,494	$22,662	$23,914	$25,886	$24,914
Cost of revenues	15,816	16,913	18,169	21,944	17,224

Gross profit	4,678	5,749	5,745	3,942	7,690
Selling, general and administrative expenses	5,763	6,302	6,904	7,146	5,968

Operating income (loss)	(1,085)	(553)	(1,159)	(3,204)	1,722
Other income (expense)	(87)	(50)	173	19	412

Income (loss) before income tax (expense) benefit	(1,172)	(603)	(986)	(3,185)	2,134
Income tax (expense) benefit	—	(568)	305	966	(762)

Net income (loss)	$(1,172)	$(1,171)	$(681)	$(2,219)	$1,372

Earnings (loss) per share:
Basic	$(0.34)	$(0.34)	$(0.20)	$(0.65)	$0.41
Average shares outstanding	3,450,485	3,454,040	3,468,427	3,437,894	3,330,764
Diluted	$(0.34)	$(0.34)	$(0.20)	$(0.65)	$0.40
Diluted shares	3,450,485	3,454,040	3,468,427	3,437,894	3,443,376

	May 31,
	2001	2000	1999	1998	1997
	(in thousands)
	(As restated, See Note 12)
Balance sheet data:
Cash and cash equivalents	$888	$2,072	$656	$348	$2,753
Working capital	3,624	5,063	6,753	7,106	9,308
Property and equipment, net	8,463	8,396	9,417	9,106	7,250
Total assets	15,688	17,756	20,128	21,965	20,397
Current liabilities	3,001	3,719	3,008	4,871	3,234
Long-term debt, less current maturities	497	667	2,564	1,770	67
Stockholders' equity	12,191	13,370	14,556	15,324	17,085

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

        The Company operates in one operating segment—casino game equipment products. See the Business Segment disclosure in Note 10 to the consolidated financial statements.

Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended May 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past year related to its negotiations of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized these costs. As a result, the accompanying May 31, 2001 consolidated financial statements have been restated from amounts previously reported. In addition, the Company has restated its segment reporting. The significant effects of these restatements are summarized in Note 12 to the consolidated financial statements. The following discussion gives effect to the restated amounts.

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Fiscal Years Ended May 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.2%	74.6%	76.0%
Gross profit	22.8%	25.4%	24.0%
Selling, general and administrative expenses	28.1%	27.8%	28.9%
Operating loss	(5.3)%	(2.4)%	(4.8)%
Interest expense	.8%	1.1%	0.9%
Net loss	(5.7)%	(5.2)%	(2.8)%

        The following table details the Company's historical revenues by product line:

	Fiscal Years Ended May 31,
	2001	2000	1999
	(in thousands)
Revenues:
Casino chips	$5,219	$6,642	$5,709
Table layouts	3,744	3,562	3,502
Playing cards	5,393	6,008	6,330
Gaming furniture	1,561	1,606	4,575
Dice	1,788	1,834	1,698
Table accessories and other products	2,789	3,010	2,100

Total	$20,494	$22,662	$23,914

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

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 2001 decreased approximately $539,000, or 9%, to approximately $5.8 million, or 28.1% of revenues, compared to approximately $6.3 million, or 27.8% of revenues, in the previous fiscal year. This decrease was primarily attributable to a reduction in administrative and sales department personnel related costs and the closure, in fiscal 2000 and 2001, of certain of the Company's retail and outlying sales offices. Additionally, bad debt expenses decreased approximately $228,000 in 2001 as a result of improved collection results from accounts receivable compared to the prior year. These improvements were offset, in part, by an increase in transactional costs related to the Company's negotiation of a proposed business combination during the year ended May 31, 2001 of approximately $244,000.

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

        Net Loss.    For the year ended May 31, 2001, the Company incurred a net loss of approximately $1,172,000 compared to a net loss of approximately $1,171,000 in the prior fiscal year. This slight increase in the Company's net loss was primarily due to the aforementioned decreases in revenues, gross profit margins and other income as compared to fiscal 2000 offset by a reduction in selling, general and administrative costs and interest expense in the 2001 period compared to the prior year results and the absence of a tax provision of $568,000 recorded in fiscal 2000. Basic and diluted net loss per share was $.34 for the year ended May 31, 2001 and 2000.

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

Liquidity and Capital Resources

        Overview.    Based on current operating levels, management believes that the combination of its existing cash balances, projected cash flows from operations and other sources discussed below will provide sufficient liquidity, both on a short-term and long-term basis, to fund the Company's current routine operating requirements. However, to fund any non-ordinary course of business expenditures, such as the transactional costs relating to the potential combination transaction currently under discussion (see "Part I, Item 1. "Business—Recent Developments"), the Company will be required to obtain additional sources of cash other than the Company's projected cash flows. As disclosed in this report, the Company has its Las Vegas Headquarters for sale. In addition, the Company is currently evaluating various alternatives for its vacant facility in San Luis, Mexico, including the sale of the facility. See "Part I, Item 2. Properties." In the event the Company is unable to sell either of these buildings and the need for non-ordinary course of business expenditures arises, the Company believes that it will be able to use the Las Vegas Headquarters as collateral to obtain credit facilities that will provide the necessary cash sources. However, there is no assurance that the Company will be able to sell either of the buildings currently for sale on terms and conditions acceptable to the Company or at all, and there is no assurance that should the Company require loans utilizing the Las Vegas Headquarters as collateral that such loans will be obtainable on terms and conditions acceptable to the Company or at all.

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

        Cash flow.    Cash provided by operating activities totaled approximately $1.5 million during fiscal 2001 compared to cash provided by operations of approximately $1.9 million in fiscal 2000. The primary contributing factors to cash provided by operating activities in fiscal 2001 were net income before depreciation, amortization and provisions for inventory obsolescence of approximately $150,000, reductions of inventories of approximately $779,000 and an increase in accounts payable and accrued liabilities of approximately $883,000 offset, in part, by increases in accounts receivable and other assets of approximately $277,000. Other significant cash activities during fiscal 2001 included reductions in debt obligations from certain credit facilities of approximately $1.7 million and purchases of certain property, plant and equipment of approximately $1.0 million. Overall, cash decreased approximately $1.2 million from May 31, 2000 to May 31, 2001.

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

Recently Issued and Adopted Accounting Guidance

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

        In June 2001, FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its May 31, 2001 consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

  Independent Auditors' Report

  Consolidated Balance Sheets at May 31, 2001 (as restated) and 2000

  Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2001 (as restated), 2000 and 1999

  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 31, 2001 (as restated), 2000 and 1999

  Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2001 (as restated), 2000 and 1999

  Notes to Consolidated Financial Statements (as restated)

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

        As discussed in Note 12, the accompanying 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
July 20, 2001 (except for the effects of the restatements
discussed in Note 12, as to which the date is January 15, 2002)

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
May 31, 2001 and 2000

	(As restated, see Note 12) 2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$887,895	$2,071,952
Trade receivables, net	2,437,988	2,298,336
Inventories, net	3,066,534	4,146,065
Prepaid expenses	177,867	128,128
Other current assets	54,614	137,162

Total current assets	6,624,898	8,781,643
Property and Equipment, net	8,463,329	8,396,365
Other assets, net	600,219	577,868

Total Assets	$15,688,446	$17,755,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$403,404	$1,899,443
Accounts payable	1,550,143	779,309
Accrued expenses	930,655	818,092
Customer deposits	100,941	199,078
Income taxes payable	15,546	22,927

Total current liabilities	3,000,689	3,718,849

Long-Term Debt, less current maturities	496,842	667,401

Commitments and Contingencies (Note 6)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued; 3,477,050 shares in 2001 and 2000	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Treasury stock, at cost; 27,293 and 24,293 shares in 2001 and 2000	(195,780)	(188,730)
Accumulated deficit	(1,301,012)	(129,351)

Total stockholders' equity	12,190,915	13,369,626

Total Liabilities and Stockholders' Equity	$15,688,446	$17,755,876

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal years ended May 31, 2001, 2000 and 1999

	(As restated, see Note 12) 2001	2000	1999
Revenues	$20,494,150	$22,662,062	$23,914,408
Cost of revenues	15,815,846	16,913,009	18,169,433

Gross profit	4,678,304	5,749,053	5,744,975
Selling, general and administrative expenses	5,762,987	6,302,086	6,903,789

Operating loss	(1,084,683)	(553,033)	(1,158,814)
Other income (expense)
Interest income	44,918	11,135	19,330
Interest expense	(161,482)	(241,020)	(222,486)
Other	29,586	179,976	375,664

Loss before income taxes	(1,171,661)	(602,942)	(986,306)
Income tax (expense) benefit	—	(568,000)	305,000

Net loss	$(1,171,661)	$(1,170,942)	$(681,306)

Loss per share:
Basic	$(0.34)	$(0.34)	$(0.20)

Diluted	$(0.34)	$(0.34)	$(0.20)

See Notes to Consolidated Financial Statements

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal years ended May 31, 2001, 2000 and 1999

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Dollars				Total
Balance, June 1, 1998	3,465,750	$34,658	$13,566,800	—	$1,722,897	$15,324,355
Shares issued from the exercise of options	11,300	113	86,136	—	—	86,249
Treasury shares purchased and received in lieu of note receivable	(21,293)	—	—	$(173,505)	—	(173,505)
Net loss	—	—	—	—	(681,306)	(681,306)

Balance, May 31, 1999	3,455,757	34,771	13,652,936	(173,505)	1,041,591	14,555,793
Treasury shares purchased	(3,000)	—	—	(15,225)	—	(15,225)
Net loss	—	—	—	—	(1,170,942)	(1,170,942)

Balance, May 31, 2000	3,452,757	34,771	13,652,936	(188,730)	(129,351)	13,369,626
Treasury shares purchased	(3,000)	—	—	(7,050)	—	(7,050)
Net loss (as restated)	—	—	—	—	(1,171,661)	(1,171,661)

Balance, May 31, 2001 (as restated)	3,449,757	$34,771	$13,652,936	$(195,780)	$(1,301,012)	$12,190,915

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended May 31, 2001, 2000 and 1999

	(As restated, see Note 12) 2001	2000	1999
Cash Flows from Operating Activities
Net loss	$(1,171,661)	$(1,170,942)	$(681,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,003,689	1,111,828	1,082,757
Provision for doubtful accounts	16,219	244,326	130,000
Provision for inventory obsolescence	300,000	375,000	40,000
Gain on sale/disposal of assets	(6,000)	(126,988)	(346,094)
Change in operating assets and liabilities:
Accounts receivable	(155,871)	1,367,070	1,094,082
Income taxes receivable	—	—	786,463
Inventories	779,531	267,317	343,020
Prepaid expenses	32,809	46,536	(55,971)
Other assets	(121,556)	95,269	234,642
Deferred tax asset	—	568,000	(305,000)
Accounts payable and accrued expenses	883,397	(552,444)	(699,192)
Bank overdraft	—	—	(431,380)
Customer deposits	(98,137)	(280,858)	(201,889)
Income taxes payable	(7,381)	(26,371)	49,298

Net cash provided by operating activities	1,455,039	1,917,743	1,039,430

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	62,072	249,069	714,599
Purchase of patent	—	(245,920)	—
Purchase of property and equipment, net	(1,027,520)	(163,413)	(947,071)

Net cash used in investing activities	(965,448)	(160,264)	(232,472)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	39,452	—	500,000
Principal payments on short-term borrowings	—	—	(850,000)
Principal payments on long-term borrowings	(1,706,050)	(326,601)	(225,284)
Payments for acquisition of treasury stock	(7,050)	(15,225)	(9,500)
Proceeds from the exercise of stock options	—	—	86,249

Net cash used in financing activities	(1,673,648)	(341,826)	(498,535)

Net increase (decrease) in cash and cash equivalents	(1,184,057)	1,415,653	308,423
Cash and cash equivalents, beginning of year	2,071,952	656,299	347,876

Cash and cash equivalents, end of year	$887,895	$2,071,952	$656,299

Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$161,482	$241,020	$222,486
Income taxes paid	$37,538	$45,411	$208,472
Investing and financing activities exclude the following non-cash activity:
Reduction of note and interest receivable in exchange for common stock placed into treasury	—	—	164,005
Acquisition of capitalized lease equipment through lease arrangement	—	—	790,000

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

Fair value of financial instruments

        In accordance with reporting and disclosure requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. The Company has certain fixed rate debt and a variable rate capital lease, which it believes to have fair values that approximate reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Recently issued and adopted accounted guidance

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

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its May 31, 2001 financial statements.

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

Note 4. Long-Term Debt and Pledged Assets

        Paul-Son Supplies has a $1.8 million note and a $500,000 note to a bank (collectively the "Facilities"). The Facilities are secured by a first deed of trust on certain real estate owned by Paul-Son Supplies and by a secured interest in all accounts, equipment, inventory and general intangibles of Paul-Son Supplies. The Company is also the guarantor of the facilities. The Facilities contain restrictive covenants, generally requiring the Company to maintain certain financial ratios, as defined, and to maintain net income annually of at least $250,000. At May 31, 2000 the Company was in violation of certain covenants. As a result of the violations, the Company and the bank, in June 2000, entered into a forbearance agreement. This agreement required the Company to pay additional monthly principal payments of $100,000 which began June 15, 2000. The additional monthly principal payments increased to $125,000 beginning October 15, 2000 and increased to $150,000 beginning February 15, 2001. The Company made the required payments under the forbearance agreement through March 15, 2001. In April 2001, the Company and the bank entered into a subsequent forbearance agreement (which supersedes the June 2000 forbearance agreement) whereby the Company has agreed to pay additional monthly principal payments equal to $50,000 until outstanding debt obligations owed to the bank under the $1.8 million note are satisfied. The additional principal payments required by the April 2001 forbearance agreement replace the additional principal payments under the June 2000 forbearance agreement. As part of the April 2001 forbearance agreement, the bank has agreed not to enforce its rights under the terms of the original loan documents relating to all restrictive financial covenants as long as the Company abides by the terms of the April 2001 forbearance agreement and performs all of the remaining terms of the loan documents. As of August 23, 2001, the Company has made all required payments under the terms of the April 2001 forbearance agreement. A single remaining payment of approximately $20,000 under the $1.8 million note is expected to be made in September 2001. The $500,000 note was paid in full on August 14, 2001.

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

        A reconciliation of the Company's income tax (expense) benefit as compared to the tax (expense) benefit calculated by applying the statutory federal tax rate (34%) to the loss before income taxes for the fiscal years ended May 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Computed expected income tax benefit at 34%	$439,005	$205,000	$335,344
Adjustments:
State taxes	13,600	10,000	11,250
Meals and entertainment	(11,900)	(9,844)	(17,125)
Net operating loss carryforward	(435,605)	(194,578)	—
Allowance for deferred tax asset	—	(568,000)	—
Prior year items and other	(5,100)	(10,578)	(24,469)

Income tax (expense) benefit	$—	$(568,000)	$305,000

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

        The primary components of the deferred tax asset at May 31 were approximately as follows:

	2001	2000
Operating loss carryforwards	$779,000	$339,000
Inventory and bad debt reserves	375,000	367,000
Intangible assets	45,000	45,000
Other	—	12,000

	1,199,000	763,000
Less allowance for realization of deferred tax asset	1,199,000	763,000

Deferred tax asset, net	$—	$—

Note 8. Earnings Per Share and Stock Option Programs

        The following table provides a reconciliation of basic and diluted earnings (loss) per share as required by SFAS No. 128, "Earnings Per Share":

	Basic	Dilutive Stock Options	Diluted
For the fiscal year ended May 31, 2001
Net loss	$(1,171,661)	—	$(1,171,661)
Shares	3,450,485	—	3,450,485
Per Share Amount	$(.34)		$(.34)
For the fiscal year ended May 31, 2000
Net loss	$(1,170,942)	—	$(1,170,942)
Shares	3,454,040	—	3,454,040
Per Share Amount	$(.34)		$(.34)
For the fiscal year ended May 31, 1999
Net loss	$(681,306)	—	$(681,306)
Shares	3,468,427	—	3,468,427
Per Share Amount	$(.20)		$(.20)

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

        The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The initial option grant under the Incentive Plan vests over a 4 year period, with one-fourth of the option grant vesting at the end of each year. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan, as amended in September 1999, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 17,500, 9,500 and 7,000 shares were granted to non-employee directors during the fiscal years ended

May 31, 2001, 2000 and 1999 at a weighted-average exercise price of $2.15, $5.09 and $8.52, respectively.

        The following is a summary of option activity for the 3 fiscal years ended May 31, 2001:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding at June 1, 1998	209,750	865,250	$9.02
Granted	(112,000)	112,000	5.31
Canceled	313,200	(313,200)	9.16
Exercised	11,300	(11,300)	7.63

Outstanding at May 31, 1999	422,250	652,750	8.34
Granted	(9,500)	9,500	5.09
Canceled	133,750	(133,750)	8.56
Exercised	—	—	—

Outstanding at May 31, 2000	546,500	528,500	8.32
Granted	(17,500)	17,500	2.18
Canceled	34,500	(34,500)	9.97
Exercised	—	—	—

Outstanding at May 31, 2001	563,500	511,500	$7.91

	2001	2000	1999
The weighted average fair value of options granted	$1.07	$2.41	$2.46

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 to 8.06	235,000	6.86	$6.14	128,500	$7.21
$8.07 to 13.88	276,500	5.05	9.42	276,500	9.42

	511,500			405,000

        The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with

SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the following pro forma amounts for the fiscal years ended May 31:

		2001	2000	1999
Net loss:	As reported:	$(1,171,661)	$(1,170,942)	$(681,306)
	Pro forma:	$(1,393,754)	$(1,668,194)	$(1,123,435)
Loss per share:	As reported:
	Basic	$(.34)	$(.34)	$(.20)
	Diluted	$(.34)	$(.34)	$(.20)
	Pro forma:
	Basic	$(.40)	$(.48)	$(.32)
	Diluted	$(.40)	$(.48)	$(.32)

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

Note 10. Business Segments

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company manufactures and sells casino table game equipment and has determined that it operates in one operating segment—casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

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

Note 12. Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended May 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past year related to its negotiation of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized these costs. As a result, the May 31, 2001 consolidated financial statements have been restated from amounts previously reported. The following is a summary of the significant effects of the restatement:

	YEAR ENDED MAY 31, 2001
	As previously reported	As restated
Statement of Operations Data:
SG&A expenses	$5,519,340	$5,762,987
Operating loss	(841,036)	(1,084,683)
Loss before income taxes	(928,014)	(1,171,661)
Net loss	(928,014)	(1,171,661)
Net loss per share (basic and diluted)	$(0.27)	$(0.34)

	MAY 31, 2001
	As previously reported	As restated
Balance Sheet Data:
Other assets	$843,866	$600,219
Total assets	15,932,093	15,688,446
Accumulated deficit	(1,057,365)	(1,301,012)
Stockholders' equity	12,434,562	12,190,915
Total liabilities and stockholders' equity	15,932,093	15,688,446

        In addition, subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended May 31, 2001, the Company determined after consultation with its auditors that it operates in one operating segment—casino game equipment products. Previously, the Company presented information in two reporting segments. Accordingly, the Company's segment information contained in Note 10 has been restated to disclose that it operates in only one segment.

Selected Quarterly Financial Information (Unaudited)

	Fiscal Year Ended May 31, 2001 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
				(As restated, See Note 12)	(As restated, See Note 12)
Net revenues	$5,309	$5,112	$4,953	$5,120	$20,494
Gross profit	1,260	1,056	1,102	1,260	4,678
Operating loss	(228)	(448)	(241)	(168)	(1,085)
Net loss	$(267)	$(466)	$(251)	$(188)	$(1,172)

Basic and diluted net loss per common share:	$(0.08)	$(0.14)	$(0.07)	$(0.05)	$(0.34)

	Fiscal Year Ended May 31, 2001 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
				(As previously reported)	(As previously reported)
Net revenues	$5,309	$5,112	$4,953	$5,120	$20,494
Gross profit	1,260	1,056	1,102	1,260	4,678
Operating loss	(228)	(448)	(241)	76	(841)
Net loss	$(267)	$(466)	$(251)	$56	$(928)

Basic and diluted net loss per common share:	$(0.08)	$(0.14)	$(0.07)	$0.02	$(0.27)

	Fiscal Year Ended May 31, 2000 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Net revenues	$6,356	$4,906	$6,333	$5,067	$22,662
Gross profit	1,610	1,079	1,725	1,335	5,749
Operating income (loss)	(10)	(556)	158	(145)	(553)
Net income (loss)	$20	$(1,129)	$118	$(180)	$(1,171)

Basic and diluted net income (loss) per common share:	$0.01	$(0.33)	$0.03	$(0.05)	$(0.34)

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

        The Audit Committee is comprised of Paul Dennis (Chairman), Jerry G. West and Richard W. Scott. The Audit Committee's function is to review reports of independent public accountants to the Company; to review Company financial practices, internal controls and policies with officers and key employees; to review such matters with the Company's auditors to determine the scope of compliance and any deficiencies; to consider selection of independent public accountants; to review certain related party transactions; and to make periodic reports on such matters to the Board of Directors. The Audit Committee met four times during the twelve months ended May 31, 2001. Under rules of NASD, all three members of the Audit Committee are independent. The Board of Directors has adopted a written Charter of the Audit Committee, a copy of which is attached as Exhibit 99.01 hereto. Fees of Deloitte & Touché LLP for the fiscal year 2001 audit and review of Forms 10-Q are $59,000. Aggregate fees billed for all other services rendered by Deloitte & Touché LLP for the fiscal year are $96,240.

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

        The Incentive Plan Committee consists of Jerry G. West (Chairman) and Richard W. Scott. The Incentive Plan Committee's function is to administer the Incentive Plan, including: determining such matters as the persons to whom awards will be granted, the number of shares to be awarded, when the awards will be granted, when the awards will vest, and the terms and provisions of the instruments evidencing the awards; interpreting the Incentive Plan; and notifying the Company's Board of Directors of all decisions concerning awards granted to Incentive Plan participants. The Incentive Plan Committee took certain action by consent but did not meet during the twelve months ended May 31, 2001.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Eric P. Endy, Chairman of the Board, Chief Executive Officer, President, and Secretary(1)	2001 2000 1999	155,070 155,070 155,070	1,550 1,550 3,101	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
John M. Garner, Chief Financial Officer and Treasurer(2)	2001 2000 1999	120,000 120,000 92,153	1,200 1,200 828	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)
Eric P. Endy was appointed Chairman of the Board and Chief Executive Officer in November 1998.

(2)
John M. Garner was appointed Chief Financial Officer and Treasurer in July 1998 and resigned from both positions effective July 6, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)(1)
					Value of Unexercised In-The Money Options/SARs at Fiscal Year-End ($)(1,2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric P. Endy	-0-	-0-	97,000	-0-	-0-	-0-
John M. Garner	-0-	-0-	-0-	100,000	-0-	-0-

(1)
These numbers represent only options granted pursuant to the Incentive Plan; there are no stock appreciation rights.

(2)
Based on a closing price of $2.55 on May 31, 2001, the last trading day in May 2001, less the option exercise price.

Compensation Committee and Incentive Plan Committee Interlocks and Insider Participation

        The Company's executive compensation is determined by the Compensation Committee and the Incentive Plan Committee, no member of which is or was an officer of the Company. For the 2001 fiscal year, the Compensation Committee consisted of Messrs. Richard W. Scott (Chairman), Jerry G. West and Paul Dennis, and the Incentive Plan Committee consisted of Messrs. and Jerry G. West (Chairman) and Richard W. Scott.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common	Eric P. Endy 1700 S. Industrial Road Las Vegas, Nevada 89102	1,812,134	(2)	51.1
Common	Jerry G. West	31,000	(3)	*
Common	Richard W. Scott	14,000	(4)	*
Common	Paul S. Dennis	8,200	(5)	*
Common	All executive officers and directors as a group (4 persons)	1,865,334	(6)	53.4

*
Beneficial ownership does not exceed 1% of the outstanding Common Stock.

(1)
Unless otherwise noted, the persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

(2)
Includes options granted to Mr. Endy to purchase 97,000 shares issuable under the Company's 1994 Long-Term Incentive Plan (the "Incentive Plan"). Mr. Endy beneficially owns the following shares in the manner described:

Paul S. Endy, Jr. Living Trust	1,577,579
Direct	113,555
Certain trusts established for the benefit of Mr. Endy's family	18,000
Mr. Endy's spouse	6,000

Total shares	1,715,134
(3)
Includes options to purchase 31,000 shares issuable under the Company's 1994 Directors' Stock Option Plan (the "Directors' Plan").

(4)
Includes options to purchase 14,000 shares issuable under the Directors' Plan.

(5)
Includes 8,200 shares owned directly by Mr. Dennis. No part of Mr. Dennis' option to purchase 6,000 shares issuable under the Directors' Plan is currently exercisable. One-third of the option vests each year over a three-year period with the first installment vesting on November 14, 2001.

(6)
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

        Section 78.751 of Chapter 78 of the Nevada Revised Statutes ("NRS"), Article X of the Company's Articles of Incorporation, and Article VII of the Company's Bylaws contain provisions for indemnification of officers and directors of the Company. The indemnification provisions in the Articles of Incorporation require the Company to indemnify the Company's officers and directors to the full extent permitted by Nevada law. Each such person will be indemnified in any proceeding provided that such person's acts or omissions did not involve intentional misconduct, fraud or knowing violation of law or the payment of dividends in violation of NRS 78.300. Indemnification would cover expenses, including attorneys' fees, judgments, fines and amounts paid in settlement. NRS 78.751, the Articles and the Bylaws also authorize the Company to make discretionary indemnification of officers, directors and agents, in certain circumstances requiring the indemnified person to enter into an undertaking to reimburse the Company if a court of competent jurisdiction finds that the that the indemnification was not proper.

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
Included in Part II of this report:
Consolidated Balance Sheets at May 31, 2001 (as restated) and 2000.
Consolidated Statements of Operations for the Years Ended May 31, 2001 (as restated), 2000 and 1999.
Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2001 (as restated), 2000 and 1999.
Consolidated Statements of Cash Flows for the Years Ended May 31, 2001 (as restated), 2000 and 1999.
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules
All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Reports on Form 8-K
Current report on Form 8-K, dated April 30, 2001, filed by the Company on May 3, 2001, in which events under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were reported.
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
21.01	List of subsidiaries of Paul-Son Gaming Corporation incorporated herein by reference on Form 10-K for the year ended May 31, 2001, Part IV, Item 14(c), Exhibit 21.01
23.01	Consent of Deloitte & Touche LLP
99.01	Audit Committee Charter for Paul-Son Gaming Corporation incorporated herein by reference on Form 10-K for the year ended May 31, 2001, Part IV, Item 14(c), Exhibit 99.01

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION
January 18, 2002	By	/s/ ERIC P. ENDY Eric P. Endy Chief Executive Officer and Treasurer (Principal Executive Officer and Treasurer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 18, 2002	By	/s/ ERIC P. ENDY Eric P. Endy Chairman of the Board, President, Chief Executive Officer, and Treasurer (Principal Executive Officer and Treasurer)
January 18, 2002	By	Paul S. Dennis, Director
January 18, 2002	By	/s/ JERRY G. WEST Jerry G. West, Director
January 18, 2002	By	/s/ RICHARD W. SCOTT Richard W. Scott, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE NO.
23.01	Consent of Deloitte & Touche LLP	59

QuickLinks

Explanatory Note
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX