Form 10-Q/A
period 2001-08-31
PAUL SON GAMING CORP
filed 2002-01-23
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

        Paul-Son Gaming Corporation (the "Company") issued a press release on January 15, 2002, relating to its intention to restate its consolidated financial statements for the fiscal year ended May 31, 2001 and the first quarter ended August 31, 2001. Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended August 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past quarter related to its negotiation of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized those costs. As a result, the accompanying condensed consolidated financial statements have been restated from amounts previously reported. In addition, the Company has restated its segment reporting. The significant effects of these restatements are summarized in Note 6 to the consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AUGUST 31, 2001 and MAY 31, 2001

	(As restated, see Note 6) AUGUST 31, 2001	MAY 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$887,896	$887,895
Trade receivables, less allowance for doubtful accounts of $350,000 and $350,000	1,844,657	2,437,988
Inventories, net	2,743,190	3,066,534
Prepaid expenses	253,353	177,867
Other current assets	63,651	54,614

Total current assets	5,792,747	6,624,898

PROPERTY AND EQUIPMENT, net	8,167,924	8,463,329

OTHER ASSETS, net	581,427	600,219

	$14,542,098	$15,688,446

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$130,126	$403,404
Accounts payable	1,075,945	1,550,143
Accrued expenses	874,691	930,655
Customer deposits	92,068	100,941
Income taxes payable	11,389	15,546

Total current liabilities	2,184,219	3,000,689

LONG-TERM DEBT, net of current maturities	475,392	496,842

Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,477,050 shares as of August 31, 2001 and May 31, 2001	34,771	34,771
Additional paid-in capital	13,652,936	13,652,936
Accumulated deficit	(1,609,440)	(1,301,012)
Less: Treasury stock, at cost, 27,293 shares	(195,780)	(195,780)

Total stockholders' equity	11,882,487	12,190,915

	$14,542,098	$15,688,446

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED AUGUST 31,
	(As restated see Note 6) 2001	2000
Revenues	$4,528,852	$5,309,447
Cost of revenues	3,585,377	4,049,411

Gross profit	943,475	1,260,036
Selling, general and administrative expenses	1,235,535	1,487,951

Operating loss	(292,060)	(227,915)
Other income	4,480	23,301
Interest expense	(20,848)	(62,378)

Loss before income taxes	(308,428)	(266,992)
Income tax (expense) benefit	—	—

Net loss	$(308,428)	$(266,992)

Loss per share:
Basic	$(0.09)	$(0.08)
Diluted	$(0.09)	$(0.08)

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
	(As restated see Note 6) 2001	2000
Cash Flows from Operating Activities
Net loss	$(308,428)	$(266,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	218,842	258,177
Provision for doubtful accounts	3,532	63,242
Provision for inventory obsolescence	—	60,000
Loss on sale/disposal of assets	1,011	—
Change in operating assets and liabilities:
Accounts receivable	589,799	92,315
Inventories	323,344	441,975
Other current assets	(84,523)	(18,410)
Other assets	18,792	(120,291)
Accounts payable and accrued expenses	(530,162)	76,750
Customer deposits	(8,873)	130,037
Income taxes payable	(4,157)	15,145

Net cash provided by operating activities	219,177	731,948

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	81,971	—
Purchase of property and equipment	(6,419)	(161,727)

Net cash (used in) provided by investing activities	75,552	(161,727)

Cash Flows from Financing Activities
Purchases of treasury stock	—	(7,050)
Proceeds from the issuance of long-term notes	—	39,452
Principal payments on short-term/long-term borrowings	(294,728)	(379,404)

Net cash used in financing activities	(294,728)	(347,002)

Net increase in cash and cash equivalents	1	223,219
Cash and cash equivalents, beginning of period	887,895	2,071,952

Cash and cash equivalents, end of period	$887,896	$2,295,171

Supplemental cash flow information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$20,848	$62,378
Income taxes paid	4,157	—

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

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable life of assets, the recoverability of deferred tax assets, and the allowance for doubtful accounts receivable and slow-moving, excess and obsolete inventories. Actual results could differ from those estimates.

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

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS No. 144.

NOTE 2—INVENTORIES

        Inventories consist of the following:

	AUGUST 31, 2001	MAY 31, 2001
Raw materials	$1,364,967	$1,403,777
Work in process	154,304	229,199
Finished goods	2,223,919	2,433,558

	3,743,190	4,066,534
Less inventory reserves	1,000,000	1,000,000

	$2,743,190	$3,066,534

NOTE 3—LONG-TERM DEBT

        Long-term debt consists of the following:

	AUGUST 31, 2001	MAY 31, 2001
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, paid in full September 14, 2001	$20,039	$216,815
Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75%, paid in full August 15, 2001	—	69,444
Various notes payable to finance company, interest at 2% to 5%, with principal and interest payments of approximately $1,125 due monthly through July 2003	25,770	29,047
Capital lease obligation payable for equipment, variable interest (approximately 9% at August 31, 2001), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	559,709	584,940

	605,518	900,246
Less current portion	130,126	403,404

	$475,392	$496,842

NOTE 4—EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 3 month period ended August 31, 2001
Net loss	$(308,428)		$(308,428)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.09)		$(0.09)
For the 3 month period ended August 31, 2000
Net loss	$(266,992)		$(266,992)
Weighted Average Shares	3,452,647	—	3,452,647
Per Share Amount	$(0.08)		$(0.08)

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

NOTE 5. BUSINESS SEGMENT

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

NOTE 6. RESTATEMENT

        Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended August 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past quarter related to its negotiations of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized these costs. As a result, the accompanying August 31, 2001 condensed consolidated financial statements have been restated from amounts previously reported. The following is a summary of the significant effects of the restatement:

	THREE MONTHS ENDED AUGUST 31, 2001
	As previously reported	As restated
Statement of Operations Data:
SG&A expenses	$1,208,468	$1,235,535
Operating loss	(264,993)	(292,060)
Loss before income taxes	(281,361)	(308,428)
Net loss	(281,361)	(308,428)
Net loss per share (basic and diluted)	$(0.08)	$(0.09)
	AUGUST 31, 2001
	As previously reported	As restated
Balance Sheet Data:
Other assets	$852,141	$581,427
Total assets	14,812,812	14,542,098
Accumulated deficit	(1,338,726)	(1,609,440)
Stockholders' equity	12,153,201	11,882,487
Total liabilities and stockholders' equity	14,812,812	14,542,098

        In addition, subsequent to the issuance of the Company's unaudited consolidated financial statements for the three months ended August 31, 2001, the Company determined after consultation with its auditors that it operates in one operating seqment—casino game equipment products. Previously, the Company presented information in two reporting segments. Accordingly, the Company's segment information contained in Note 5 has been restated to disclose that it operates in only one segment.

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

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended August 31, 2001, the Company determined after consultation with its auditors that certain transactional costs incurred during the past quarter related to its negotiations of a potential business combination with Etablissements Bourgogne et Grasset should have been expensed as incurred. The Company had previously capitalized these costs. As a result, the accompanying condensed consolidated financial statements have been restated from amounts previously reported. In addition, the Company has restated its segment reporting. The significant effects of these restatements are summarized in Note 6 to the condensed consolidated financial statements. The following discussion gives effect to the restated amounts.

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

        Selling, General and Administrative Expenses.    For the three months ended August 31, 2001, selling, general and administrative ("SG&A") expenses decreased approximately $252,000 or 17%, compared to the comparable period of the prior year. Reductions in sales-related personnel costs, as well as sales office costs, occurred throughout the fiscal year ended May 31, 2001 and were principally the cause of the aforementioned decrease. Additionally, bad debt expense decreased $60,000 versus the prior year quarter ended August 31, 2000 based on favorable results with the collection of receivables.

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

        Net Loss.    For the three months ended August 31, 2001 the Company incurred a net loss of approximately $308,000, which net loss was approximately $41,000 greater than the net loss of approximately $267,000 for the three months ended August 31, 2000. The larger net loss was primarily due to the aforementioned decrease in revenues, gross profit margin percentages and other income offset, in part, by the decrease in SG&A expenses. Net loss per basic and diluted share was $.09 and $.08 for the three months ended August 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand will provide sufficient liquidity on a short-term basis to fund routine operating expenses. On a long-term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing. However, to fund any non-ordinary course of business expenditures, such as the transactional costs relating to the potential combination transaction currently under discussion (See Annual Report on Form 10-K for the Year Ended May 31, 2001, Part I, Item 1. "Business—Recent Developments" (the "Form 10-K")), the Company will be required to obtain additional sources of cash other than the Company's projected cash flows. As disclosed in the Form 10-K, the Company has its Las Vegas Headquarters for sale. In addition, the Company is currently evaluating various alternatives for its vacant facility in San Luis, Mexico, including the sale of the facility. In the event the Company is unable to sell either of these buildings and the need for non-ordinary course of business expenditures arises, the Company believes that it will be able to use the Las Vegas Headquarters as collateral to obtain credit facilities that will provide the necessary cash sources. However, there is no assurance that the Company will be able to sell either of the buildings currently for sale on terms and conditions acceptable to the Company or at all, and there is no assurance that should the Company require loans utilizing the Las Vegas Headquarters as collateral that such loans will be obtainable on terms and conditions acceptable to the Company or at all.

        Working Capital.    Working capital totaled approximately $3.6 million at August 31, 2001 and May 31, 2001.

        Cash Flow.    Operating activities provided approximately $219,000 in cash during the three months ended August 31, 2001, as compared to operating cash provided of approximately $732,000 during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of inventory and accounts receivable balances of approximately $913,000. These sources of cash were offset, in part, by decreases in accounts payable and accrued expenses of approximately $530,000 and a net loss before depreciation of approximately $89,000. Overall the Company's cash balance remained the same from May 31, 2001 to August 31, 2001.

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

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS No. 144.

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

FORM 10-Q/A (Amendment No. 1)
Explanatory Note
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