Form 10-Q
period 2002-02-28
PAUL SON GAMING CORP
filed 2002-04-15
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,456,654 shares of Common Stock, $0.01 par value, as of April 9, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
FEBRUARY 28, 2002 and MAY 31, 2001

	FEBRUARY 28, 2002	MAY 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717,043	$887,895
Trade receivables, less allowance for doubtful accounts of $290,000 and $350,000	1,670,538	2,437,988
Inventories, net	2,737,490	3,066,534
Prepaid expenses	246,847	177,867
Other current assets	87,553	54,614

Total current assets	5,459,471	6,624,898
PROPERTY AND EQUIPMENT, net	7,665,607	8,463,329
OTHER ASSETS, net	530,389	600,219

	$13,655,467	$15,688,446

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$281,107	$403,404
Accounts payable	1,209,978	1,550,143
Accrued expenses	1,032,232	930,655
Customer deposits	241,741	100,941
Income taxes payable	—	15,546

Total current liabilities	2,765,058	3,000,689

LONG-TERM DEBT, net of current maturities	403,310	496,842

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,483,947 shares as of February 28, 2002 and 3,477,050 shares as of May 31, 2001	34,840	34,771
Additional paid-in capital	13,662,868	13,652,936
Accumulated deficit	(3,014,829)	(1,301,012)
Less: Treasury stock, at cost, 27,293 shares	(195,780)	(195,780)

	10,487,099	12,190,915

	$13,655,467	$15,688,446

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	FEBRUARY 28, 2002	FEBRUARY 28, 2001	FEBRUARY 28, 2002	FEBRUARY 28, 2001
Revenues	$3,402,703	$4,952,621	$11,905,119	$15,374,067
Cost of revenues	2,657,831	3,850,171	9,255,438	11,956,039

Gross profit	744,872	1,102,450	2,649,681	3,418,028
Selling, general and administrative expenses	1,592,566	1,343,479	4,371,274	4,335,032

Operating loss	(847,694)	(241,029)	(1,721,593)	(917,004)
Other income	32,744	25,088	45,051	67,796
Interest expense	(11,350)	(34,931)	(37,275)	(135,077)

Loss before income taxes	(826,300)	(250,872)	(1,713,817)	(984,285)
Income tax (expense) benefit	—	—	—	—

Net loss	$(826,300)	$(250,872)	$(1,713,817)	$(984,285)

Loss per share:
Basic	$(0.24)	$(0.07)	$(0.50)	$(0.29)
Diluted	$(0.24)	$(0.07)	$(0.50)	$(0.29)

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED FEBRUARY 28,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(1,713,817)	$(984,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	785,705	820,098
Provision for doubtful accounts	(2,864)	58,631
Provision for inventory obsolescence	—	140,000
Gain on sale/disposal of assets	(32,756)	(6,000)
Change in operating assets and liabilities:
Accounts receivable	770,314	(235,153)
Inventories	329,044	1,150,852
Other current assets	(101,919)	27,867
Other assets	(4,574)	(122,260)
Accounts payable and accrued expenses	(238,588)	290,475
Income taxes payable	(15,546)	(10,936)
Customer deposits	140,800	(99,530)

Net cash (used in) provided by operating activities	(84,201)	1,029,759

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	149,071	43,118
Purchase of property and equipment	(29,894)	(947,471)

Net cash (used in) provided by investing activities	119,177	(904,353)

Cash Flows from Financing Activities
Increase to Long Term Borrowings	210,000	39,452
Principal payments on short-term/long-term borrowings	(425,829)	(1,341,983)
Common Stock issued to Director	10,001	—
Purchases of treasury stock	—	(7,050)

Net cash used in financing activities	(205,828)	(1,309,581)

Net decrease in cash and cash equivalents	(170,852)	(1,184,175)
Cash and cash equivalents, beginning of period	887,895	2,071,952

Cash and cash equivalents, end of period	$717,043	$887,777

Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$37,275	$135,077
Income taxes paid	$15,546	$51,856

See notes to condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

          The condensed consolidated balance sheet as of February 28, 2002, the statements of operations for the three and nine-month periods ended February 28, 2002 and 2001 and the statements of cash flows for the nine-month periods ended February 28, 2002 and 2001 are unaudited, but in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

          A summary of the Company's significant accounting policies follows:

  Cash and Cash Equivalents

          The Company considers all highly liquid investments and repurchase agreements with maturities of three months or less at the date of the purchase to be cash and cash equivalents. The carrying value of these investments approximates their fair value due to their short maturities.

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

  Inventories

          Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on management's analysis of its inventory levels and future sales forecasts.

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

  Debt

          The Company includes obligations from capitalized leases and an obligation from a legal settlement in its long and short term captions for financial reporting purposes.

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

NOTE 2—INVENTORIES

        Inventories consist of the following:

	February 28, 2002	May 31, 2001
Raw materials	$1,467,891	$1,403,777
Work in process	160,317	229,199
Finished goods	2,109,282	2,433,558

	3,737,490	4,066,534
Less inventory reserves	1,000,000	1,000,000

	$2,737,490	$3,066,534

NOTE 3—LONG-TERM DEBT

        In February 2002, the Company settled certain litigation. The settlement requires that the Company pay an aggregate of $210,000 in four equal principal installments of $52,500 which began February 2002 and are payable in June and October 2002 and in February 2003. Interest is charged at prime, which at February 28, 2002 was approximately 4.75%. During the third fiscal quarter the Company paid $52,500 leaving a balance of $157,500. Outstanding amounts under this settlement agreement are included in the debt caption of the balance sheet.

        Long-term debt consists of the following:

	February 28, 2002	May 31, 2001
Note payable to bank in monthly installments of $18,118, including interest of 8.87%, paid in full September 14, 2001.	$—	$216,815
Note payable to bank in monthly principal installments of $13,889 plus interest of 9.75%, paid in full August 15, 2001.	—	69,444
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $52,500, with interest at prime (approximately 4.75% at February 28, 2002) due February 2003.	157,500	—
Various notes payable to finance company with principal and interest payments of approximately $1,125 due monthly through July 2003.	19,203	29,047
Capital lease obligation payable for equipment, variable interest (approximately 9% at February 28, 2001), payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets.	507,714	584,940

	684,417	900,246
Less current portion.	281,107	403,404

	$403,310	$496,842

NOTE 4—EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 3 month period ended February 28, 2002
Net loss	$(826,300)	$—	$(826,300)
Weighted Average Shares	3,456,654	—	3,456,654
Per Share Amount	$(0.24)	$—	$(0.24)
For the 3 month period ended February 28, 2001
Net loss	$(250,872)	$—	$(250,872)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.07)	$—	$(0.07)

	Basic	Dilutive Stock Options	Diluted
For the 9 month period ended February 28, 2002
Net loss	$(1,713,817)	$—	$(1,713,817)
Weighted Average Shares	3,452,283	—	3,452,283
Per Share Amount	$(0.50)	$—	$(0.50)
For the 9 month period ended February 28, 2001
Net loss	$(984,285)	$—	$(984,285)
Weighted Average Shares	3,450,731	—	3,450,731
Per Share Amount	$(0.29)	$—	$(0.29)

        Dilutive stock options for the nine months ended February 28, 2002 (9,000) and February 28, 2001 (6,000) have not been included in the computation of diluted net loss per share as their effect would be antidilutive. There were no dilutive stock options for the three months ended February 28, 2002 and 2001.

        The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and nine-month periods. These outstanding, antidilutive options for the three months ended February 28, 2002 and 2001 were 360,000 and 508,750, respectively. For the nine months ended February 28, 2002 and 2001, the outstanding, antidilutive stock options were 351,000 and 502,750, respectively.

NOTE 5—SUBSEQUENT EVENTS

        In March 2002, the Company entered into a $995,000 loan transaction with a financial institution. The Company is using the cash proceeds for working capital and general corporate purposes. The loan is secured by a first deed of trust on the Company's Las Vegas, Nevada headquarters. The Company is required to make monthly principal and interest payments of approximately $7,300 with a balloon payment of approximately $825,000 due in March 2012. Interest accrues at a variable rate (approximately 8% at March 2002).

        On April 11, 2002, the Company entered into an exchange agreement for the combination of the Company, Etablissements Bourgogne et Grasset SA ("B&G") and B&G's wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"). See Part II, Item 5, Other Events, for a summary of the transaction.

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

        The Company anticipates continued softness in revenues through the end of its fiscal year as the post-September 11, 2001 and other negative impacts on gaming properties continue to flow through to casino table game supply purchases, and due to the lack of any new casino openings.

        As described in more detail in Part II, Item 5. Other Events, the Company has agreed to enter into a combination transaction (the "B&G Combination") with Etablissements Bourgogne et Grasset SA ("B&G"). As a result, the Company will continue to incur substantial legal, accounting and other advisory expenditures associated with negotiations, execution and completion of transactions required to effect the B&G Combination. If approved by various regulatory agencies and the Company's stockholders, the Company does not currently expect the B&G Combination to be effected before late in the third calendar quarter or the fourth calendar quarter of 2002.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slowing moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

Comparison of Operations for the Three Months Ended February 28, 2002 and 2001

        Revenues.    For the three months ended February 28, 2002, revenues were approximately $3.4 million, a decrease of approximately $1.6 million, or 31%, versus revenues of approximately $5.0 million for the three months ended February 28, 2001. The decrease in revenues for the 2002 period was caused principally by a decrease in sales of casino chips of approximately $650,000 as the prior fiscal year's quarter included a substantial chip order from a casino expansion with no corresponding similar sized orders in the current quarter. Additionally, a general decline in casino table game supply purchases contributed to this decrease. Layout, furniture and other accessory sales decreased by approximately $800,000. Management believes the events of September 11, 2001 and the resulting negative impact on the Las Vegas and other domestic gaming markets have contributed to decreased orders for its products. Sales of products manufactured by the Company totaled approximately $3.1 million for the three months ended February 28, 2002 versus approximately $4.4 million for the three months ended February 28, 2001.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, increased to 78.1% for the three months ended February 28, 2002, compared to 77.7% for the three months ended February 28, 2001. The corresponding decline in gross margin occurred principally due to the aforementioned decline in sales and related manufacturing production during the three months ended February 28, 2002. Decreased production levels do not allow for a complete absorption of fixed manufacturing costs. These negative factors were offset partially by slight increases in the average selling prices of many of the Company's products during the three months ended February 28, 2002.

        Gross Profit.    Gross profit for the three months ended February 28, 2002 decreased in absolute dollars by approximately $358,000 from the comparable period in the prior year. This occurred as a result of the aforementioned decrease in revenues of approximately $1.6 million as well as the slight decrease in the gross margin percentage from 22.2% in the 2001 period to 21.9% in the 2002 period.

        Selling, General and Administrative Expenses.    For the three months ended February 28, 2002, selling, general and administrative ("SG&A") expenses increased approximately $249,000 or 19%, compared to the comparable period of the prior year. This increase was primarily attributable to costs associated with possible business combination strategies in which the Company has been engaged. During the three months ended February 28, 2002, the Company incurred approximately $350,000 in business combination expenses related to the B&G Combination compared with an insignificant amount in the prior year period. The Company also experienced litigation expenses from a now-settled lawsuit. This increase was partially offset by a decrease in certain personnel related costs from some of the Company's outlying sales or retail offices and a reduction in the provision for doubtful accounts due to improved accounts receivable collection results during the quarter ended February 28, 2002.

        Interest Expense.    For the three months ended February 28, 2002, interest expense decreased to approximately $11,000 from approximately $35,000 in the 2001 period. This decrease was caused by a decrease in the average outstanding debt amounts in the 2002 period.

        Other Income.    For the three months ended February 28, 2002, other income increased marginally to approximately $33,000 from approximately $25,000 in the 2001 period.

        Income Taxes.    For the three months ended February 28, 2002 and 2001, the Company did not record a tax benefit for pretax losses due to uncertainties about the timing of the recognition of tax assets recorded for future tax benefits.

        Net Loss.    For the three months ended February 28, 2002, the Company incurred a net loss of approximately $826,000 compared to a net loss of approximately $251,000 during the same period of the prior year, a decline of approximately $575,000. This decline was primarily due to the aforementioned decline in revenues and gross margin percentage and the aforementioned increase in SG&A expenses. Net loss per diluted share was $.24 for the three months ended February 28, 2002 as compared to a net loss per diluted share of $.07 for the three months ended February 28, 2001.

Comparison of Operations for the Nine Months Ended February 28, 2002 and 2001

        Revenues.    For the nine months ended February 28, 2002, revenues were approximately $11.9 million, a decrease of approximately $3.5 million, or 23%, versus revenues of approximately $15.4 million for the nine months ended February 28, 2001. The decrease in revenues for the 2002 period was caused principally by a decrease in new casino openings or expansions and reduced casino chip orders as compared to the prior year nine-month period.    Sales of casino layouts, furniture and table accessories have declined versus the prior year period due to a general economic decline since the events of September 11, 2001. Casino chip sales have decreased approximately $1.5 million with decreased new openings, expansions and significant orders accounting for approximately $1.2 million of the decrease. Casino furniture sales, table accessories and casino layout sales have also decreased approximately $1.8 million from the prior year period due to the decrease of new casino openings and expansions and the aforementioned economic decline. Sales of products manufactured by the Company totaled approximately $10.6 million in the 2002 period versus approximately $13.7 million in the same period of the prior year.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 77.7% for the nine months ended February 28, 2002, as compared to 77.8% for the three months ended February 28, 2001. The corresponding slight improvement in the gross margin occurred principally due to a reduction in provisions for slow moving, excess and obsolete inventory offset by the significant decline in sales and related manufacturing production. The decreased production does not allow for a complete absorption of fixed manufacturing costs. The decreased inventory valuation provisions were a result of increased efforts by management to sell or use slow moving items and reduce overall inventory levels.

        Gross Profit.    Gross profit for the nine months ended February 28, 2002 decreased in absolute dollars by approximately $768,000 from the comparable period in the prior year primarily as a result of the aforementioned decrease in revenues of $3.5 million.

        Selling, General and Administrative Expenses.    For the nine months ended February 28, 2002, SG&A expenses increased approximately $36,000 or less than 1%, compared to the comparable nine-month period of the prior year. The increase was primarily caused by approximately $700,000 of costs associated with potential business combination expenses related to the proposed B&G Combination and litigation expenses from a now-settled litigation, offset, in part, by reductions in sales related personnel, as well as certain sales related activities, and a reduction in bad debt provisions in the 2002 nine month period.

        Other Income.    For the nine months ended February 28, 2002, other income decreased to approximately $45,000 from approximately $68,000 in the 2001 period. This decrease occurred as the Company sold certain non-operating assets in the prior year which have not occurred in the 2002 period.

        Interest Expense.    For the nine months ended February 28, 2002, interest expense decreased to approximately $37,000 from approximately $135,000 in the 2001 period. This decrease was caused by a significant decrease in the average outstanding debt amounts in the 2002 period.

        Income Taxes.    For the nine months ended February 28, 2002 and 2001, the Company did not record a tax benefit for pretax losses due to uncertainties about the timing of the recognition of tax assets recorded for future tax benefits.

        Net Loss.    For the nine months ended February 28, 2002 the Company incurred a net loss of approximately $1,714,000, an increase in the net loss of approximately $730,000 from the net loss of approximately $984,000 for the nine-month period ended February 28, 2001. This increased loss was primarily attributable to the aforementioned decrease in revenues of approximately $3.5 million. Net loss per diluted share was $.50 for the nine months ended February 28, 2002 as compared to a net loss per diluted share of $.29 per share for the nine months ended February 28, 2001.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand should fund ordinary operational expenses of the Company on both a short and long-term basis. As described elsewhere herein, the Company has entered into the B&G Combination agreement. The Company anticipates that it will incur continuing substantial expenses for legal, accounting and regulatory requirements to finalize the B&G Combination. In addition, the Company will be obligated to its financial advisor to pay certain fees, $183,000 of which is payable prior to the consummation of the transaction, and $475,000 of which is payable if the transaction is consummated. Of the amount due to the financial advisor at consummation, one half may be payable in Company common stock. To fund such additional transactional costs, the Company has approximately $570,000 remaining from the $995,000 Loan (described below), but will need to supplement such proceeds with other cash sources, such as from the sale of one of the Company's Mexico buildings (which is currently for sale) and may seek to sell certain other assets or seek other lending or financing sources. The B&G Combination agreement restricts the Company from incurring other than non-recourse debt up to an additional $500,000 without B&G's consent. If the Company is unable to sell its Mexico building, other assets, or obtain other financing sources, it may need to explore other options for funding portions of the additional transactional costs.

        Working Capital.    Working capital totaled approximately $2.7 million at February 28, 2002, a decrease of approximately $900,000 in working capital from approximately $3.6 million in working capital at May 31, 2001. Reductions in accounts receivable and inventories (approximately $1.1 million) contributed to this decline in working capital.

        Cash Flow.    Operating activities used approximately $74,000 in cash during the nine months ended February 28, 2002, as compared to cash provided of approximately $1.0 million during the same period in the prior year. The primary operational uses of cash during the period were a net loss of $1.7 million offset by non-cash charges of approximately $760,000. Additionally, the net loss was offset by a reduction of accounts receivable and inventories of approximately $1.1 million. Other uses of cash from operating activities were decreases in accounts payable and accrued expenses of approximately $239,000 offset by an increase in customer deposits of approximately $141,000. The operational uses of cash were increased by net payments of long-term debt of approximately $216,000. These uses of cash were reduced by approximately $119,000 provided by net proceeds received from the sale of property and equipment of approximately $149,000. Overall the Company experienced a decrease in cash of approximately $171,000 for the nine months ended February 28, 2002.

        Secured Debt.    The Company entered into a $995,000 loan transaction ("Loan") with Jackson Federal Bank, a federal savings bank ("Jackson"), on March 5, 2002. The other principal terms of the Loan are as follows:

  •
  Interest Rate. The interest rate equals the greater of 8% per annum ("Floor Rate") or 362.5 basis points over the average of the London Interbank offered rates for six month dollar deposit in the London market based on quotations of major banks ("Libor"). The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period.

  •
  Maturity Date. The maturity date is March 1, 2012.

  •
  Payment Schedule. The Loan is payable in arrears in equal monthly installments of principal and interest (based upon a thirty year amortization schedule) (currently approximately $7,300 per month) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012.

  •
  Security. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing ("Deed of Trust") encumbering Paul-Son's Las Vegas, Nevada headquarters.

  •
  Guaranty. Paul-Son Gaming Corporation executed a Guaranty in favor of Jackson by which Paul-Son Gaming Corporation guaranteed the obligations of Paul-Son Supplies under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan.

  •
  Prepayment. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve month period of the loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium.

  •
  Transfer Restrictions. The Deed of Trust contains certain restrictions on transfer of the Property and of the equity securities of Paul-Son Supplies, without the consent of Jackson.

        Recently Issued and Adopted Accounting Standards.    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its financial statements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table presents contractual obligations and commercial commitments as of February 28, 2002. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of February 28, 2002. Operating leases on a month to month basis are not included in the table below. The Company presently leases a building in Mexico used for production for approximately $12,000 per month on a month to month basis.

			Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term Debt*	$176,703	$170,685	$6,018	$—	$—
Capital Lease Obligations	507,714	110,422	249,098	148,194
Operating Leases	272,663	78,020	77,228	77,228	40,187

Total Contractual Cash Obligations	$957,080	$359,127	$332,344	$225,422	$40,187

*
Does not include $995,000 Loan from a financial institution dated March 5, 2002. The Company is required to make monthly principal and interest payments of approximately $7,300 with a balloon payment of approximately $825,000 due in March 2012.

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

        For a summary of additional factors affecting forward-looking information, see the Company's annual report on Form 10-K/A for the year ended May 31, 2001, Part II, Item 7 and the Current Report on Form 8-K dated April 11, 2002. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Forward-Looking Information."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Paul-Son Gaming Corporation, The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc., and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822. On or about December 3, 2001, the Company and certain other persons served the Company's insurance carrier and its adjuster with a summons and complaint seeking declaratory relief for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by the insurance carrier. In particular, the Company is seeking a declaration that, pursuant to the terms of the insurance policy, the carrier has a duty to pay for the defense of and to indemnify the Company with respect to litigation filed against the Company. In addition, the Company is seeking, among other things, general, consequential and punitive damages that were directly and proximately caused by the defendants' bad faith in delaying, reducing and denying indemnity and defense to the plaintiffs and otherwise failing to act fairly and in good faith in analyzing the plaintiff's tender under the insurance policy. Answers to the Company's complaint were due on December 24, 2001 and January 3, 2002, respectively, by the respective defendants. One defendant has filed an answer and one defendant has advised the Company of its intention to do so.

ITEM 5. OTHER INFORMATION

        On April 11, 2002, Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son") entered into an Agreement and Plan of Exchange and Stock Purchase (the "Exchange Agreement"), with Etablissements Bourgogne et Grasset SA, a societé anonyme organized under the laws of the Republic of France ("B&G"). Under the Exchange Agreement, Paul-Son has agreed to undertake a series of transactions the result of which would be the transfer of control of Paul-Son to the stockholders of B&G, and the acquisition of B&G and its wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), by Paul-Son (the "Combination").

        The stockholders of B&G will acquire 53.45% of the outstanding shares of Paul-Son common stock in exchange for all of the outstanding shares of B&G capital stock. As a result, B&G and Bud Jones, will become wholly-owned subsidiaries of Paul-Son. Based on 3,456,654 shares of Paul-Son common stock currently outstanding, Paul-Son will issue an additional 3,969,026 shares of its common stock to the stockholders of B&G which would result in a total of 7,425,680 shares outstanding immediately after the consummation of the Combination. In addition, the stockholders of B&G will be issued warrants to provide antidilution protection to the extent that any stock options or other stock conversion rights outstanding at the consummation of the Combination are subsequently exercised.

        In addition to the proposed Combination, B&G has agreed to purchase an aggregate of 670,000 shares of Paul-Son's common stock from the Paul S. Endy, Jr. Living Trust (the "Endy Trust"), Paul-Son's current controlling stockholder, for an aggregate purchase price of $1.0 million. The sale of the first 40,000 shares was made at the execution of the Exchange Agreement, and the sale of the remaining 630,000 shares will be made upon the consummation of the Combination. Upon completion of both the proposed Combination and the purchase of shares from the Endy Trust, the stockholders of B&G will own approximately 63.6% of Paul-Son's outstanding shares. The number of shares to be sold by the Endy Trust may be increased by approximately 35,000 shares in the event that the Nasdaq SmallCap delists Paul-Son's common stock as a result of the Combination.

        The Exchange Agreement requires the approval of Paul-Son's stockholders and certain gaming regulatory agencies. Paul-Son anticipates holding a special meeting of its stockholders in the third or fourth calendar quarter of 2002. The approval of 66 2/3% of the outstanding common stock of Paul-Son is required for the consummation of the Combination. Eric Endy has agreed to vote all shares of Paul-Son common stock in his control, or approximately 43% of the outstanding common stock of

Paul-Son, in favor of the proposed Combination. The board of directors and stockholders of B&G have approved the Combination, the Exchange Agreement and the transactions contemplated thereby.

        For additional information concerning the foregoing, reference is made to Paul-Son's press release dated April 11, 2002, a copy of which is attached as an exhibit hereto and incorporated by reference herein. The foregoing description of the Combination is qualified in its entirety by reference to the Exchange Agreement and other definitive agreements attached as an exhibit hereto.

  Forward-Looking Statements

        Statements in this Form 10-Q regarding Paul-Son, which are not historical facts, are "forward looking" statements under the Private Securities Litigation Reform Act of 1995. These matters involve risks and uncertainties, including pre-closing risks, occurrences of material adverse events that would delay or prevent the closing, failure to obtain certain regulatory approvals, the failure to obtain Paul-Son stockholder approval, the potential delisting of Paul-Son from Nasdaq SmallCap, the risks of conducting international operations, the adoption of new unfavorable gaming laws or laws applicable to casino table game industry and manufacturers thereof and uncertainties generally associated with the development in manufacturing of casino table game equipment and supplies. No assurance can be given that Paul-Son will consummate the proposed Combination on a timely basis or at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Description
10.01	Promissory Note Secured by Deed of Trust dated February 22, 2002; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002 are incorporated herein by reference from the Company's Current Report on Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: April 11, 2002	By:	/s/ ERIC P. ENDY Eric P. Endy Chief Executive Officer (Duly Authorized Officer)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  NOTE 2—INVENTORIES
  NOTE 3—LONG-TERM DEBT
  NOTE 4—EARNINGS PER SHARE
  NOTE 5—SUBSEQUENT EVENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES