Form 10-K
period 2002-05-31
PAUL SON GAMING CORP
filed 2002-07-15
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, $.01 PAR VALUE
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of July 8, 2002, based on the closing price as reported on the Nasdaq National Market of $3.25 per share, was approximately $5,610,875.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 8, 2002.

        Common Stock, $.01 par value, 3,456,654 outstanding shares at July 8, 2002.

Documents Incorporated by Reference

        Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's meeting of stockholders to be held in the fourth calendar quarter of 2002 are incorporated by reference in Part III hereof (as indicated therein).

PART I

Item 1. Business

        Paul-Son Gaming Corporation, a Nevada Corporation (the "Company" or "Paul-Son"), believes it is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table game layouts, playing cards, dice, gaming furniture and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with its manufacturing facilities located in San Luis, Mexico and primary sales offices in Las Vegas, Nevada and Atlantic City, New Jersey. The Company sells its products in every state in which casinos operate in the United States.

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

        The Company was founded in 1963 by its former Chairman, Paul S. Endy, Jr. and initially manufactured and sold dice to casinos in Las Vegas. In the more than 39 years since its founding, the Company has expanded its product offerings and, as the industry has expanded and gaming has been legalized in other jurisdictions, its customer and geographic base. As a result of this growth, the Company now offers a full line of table game products.

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

        The Company operates in one operating segment—casino game equipment products. See the Business Segment disclosure in Note 9 to the consolidated financial statements.

Recent Developments

Debt Financing

        In March 2002, the Company entered into a $995,000 loan transaction with a financial institution. The Company is using the cash proceeds for working capital and general corporate purposes. The loan is secured by a first deed of trust on the Company's Las Vegas, Nevada headquarters. The Company is required to make monthly principal and interest payments of approximately $7,300 with a balloon payment of approximately $874,000 due in March 2012. Interest accrues at a variable rate (approximately 8% at May 31, 2002).

Proposed Combination

        On April 11, 2002, the Company entered into an exchange agreement (the "combination agreement") for the combination of the Company, Bourgogne et Grasset SA ("B&G") and B&G's

wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"). Pursuant to the combination agreement, Paul-Son will acquire 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing will equal 53.45% of the shares of Paul-Son common stock outstanding and (b) the warrants to provide antidilution protection to the extent that any stock options or other stock conversion rights to acquire Paul-Son common stock that are outstanding at the completion of the combination are subsequently exercised. Based on 3,456,654 shares of Paul-Son common stock outstanding, Paul-Son will issue an additional 3,969,026 shares of its common stock to the stockholders of B&G which will result in a total of 7,425,680 shares outstanding immediately after the completion of the combination. Assuming the closing was as of July 8, 2002, the B&G stockholders would be entitled to warrants to purchase an aggregate of approximately 477,000 shares pursuant to the terms of the combination agreement. The actual number of shares underlying the warrants, however, may change. Paul-Son will also purchase 100% of the shares in B&G's wholly-owned subsidiary, Bud Jones. In payment of the Bud Jones shares, Paul-Son will issue a promissory note to B&G in the principal amount of $5,437,016. The promissory note will be payable in full on the fifth anniversary of the closing of the combination. Interest on the promissory note will be payable annually at a rate equal to the average prime rate for the year. B&G will not distribute the note to its stockholders, but the note will remain an asset of B&G. As a result, B&G and Bud Jones will become wholly-owned subsidiaries of Paul-Son.

        Upon completion of the combination, Paul-Son will expand our board of directors from four to seven persons. The Paul-Son board of directors will consist of four persons to be designated by Holding Wilson, the principal stockholder of B&G, and three persons from Paul-Son's current board of directors. The four individuals that will be designated by Holding Wilson are Francois Carretté, Gérard Charlier, Benoit Aucouturier and Alain Thieffry. Each of these individuals currently serves on the B&G board of directors, other than Alain Thieffry who serves on the board of directors of Holding Wilson. In addition, three individuals designated by Paul-Son who are currently serving on the Paul-Son board of directors will remain on the board after the combination. These individuals are Eric P. Endy, Jerry West and Paul Dennis. As the regular term of Eric P. Endy expires in 2002, the Paul-Son stockholders will be asked at the annual meeting to re-elect Mr. Endy to serve as a director of the Paul-Son board of directors. As a condition to the combination agreement, Paul-Son will receive the resignation of Richard Scott as a director. In connection with the combination and the proposed amendments to Paul-Son's bylaws, the Paul-Son board of directors will no longer be divided into classes, so that, effective upon the completion of the combination after each director's current term expires, all directors of Paul-Son will stand for election at each annual stockholders' meeting, subject to their earlier resignation or removal.

        After the combination, the management of Paul-Son is expected to be as set forth below:

Name	Position with Paul-Son After the Combination	Current Position with Paul-Son
Francois Carretté	Chairman of the Board	—
Gérard Charlier	President and Chief Executive Officer	—
Eric P. Endy	Executive Vice President and Director	Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

        Pursuant to a stock purchase agreement among Paul-Son controlling stockholder, the Paul S. Endy, Jr. Living Trust (the "Endy Trust"), Eric P. Endy and the stockholders of B&G, the stockholders of B&G agreed to purchase an aggregate of 670,000 shares of Paul-Son's common stock from the Endy Trust for an aggregate purchase price of $1.0 million. the Endy Trust sold the first 40,000 shares to the B&G stockholders at the execution of the combination agreement. The Endy Trust will sell the remaining 630,000 shares to the B&G stockholders upon the completion of the combination. Upon completion of both the combination and the purchase of shares from the Endy Trust, the stockholders of B&G will own approximately 63.0% of Paul-Son's outstanding shares. The Endy Trust has agreed to sell for no additional consideration 34,556 additional shares to the B&G stockholders if the Nasdaq SmallCap Market delists Paul-Son's common stock as a result of the combination.

        The combination agreement will be presented to Paul-Son's stockholders for approval at an annual meeting of stockholders to be held in the fourth calendar quarter of 2002. The description of the proposed combination is qualified in its entirety by the detailed description contained in the Company's definitive proxy materials to be filed in connection with the upcoming annual meeting of stockholders. The Company has filed preliminary proxy materials with the United States Securities and Exchange Commission and hopes to complete the review process in the near future. Upon completion, definitive proxy materials will be completed, filed and mailed to stockholders as of a record date to be set by the Board of Directors. The preliminary proxy materials are available through the Securities and Exchange Commission website at http://www.sec.gov/edgar/searchedgar/webusers.htm.

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

        The Company manufactures all of its chips at its facilities in San Luis, Mexico. The Company's annual production capacity at its Mexico facilities is approximately 16 million chips (based on a single shift and increased labor availability). Management believes that given its current production level of approximately 7 million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

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

  Table Layouts

        Every gaming table is covered with a layout containing silk-screened patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Historically, the casino industry used a layout made from woolen material. However, in recent years, many customers are requesting layouts made from synthetic material for various reasons. Paul-Son believes it is a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. Since 2000, when the Company acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, the Company has also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights have a remaining duration of 13 years. Although synthetic layouts sales constitutes a relatively small percentage of the Company's revenues, the patent rights enable the Company, in part, to provide a full line of table game supplies and equipment.

        Paul-Son typically installs layouts on new gaming tables prior to delivery to a casino. The layouts are then regularly replaced by the casinos to maintain their appearance, generally within 60 to 150 days. Layouts typically sell in a range of approximately $65 to $325, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

        The Company manufactures its layouts in its Mexico facilities. The Company's layout production capacity is approximately 50,000 "steam" woolen layouts, approximately 25,000 "hand-painted" woolen layouts and 10,000 synthetic layouts per year. In fiscal 2002, the Company produced approximately 32,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

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

        Given the Company's relatively low market share of the playing cards market, its established distribution system for table game supplies and its low cost manufacturing facilities, management believes that playing cards represent a significant growth opportunity for the Company.

        The Company produces all of its playing cards in its Mexico facilities. The Company purchased and leased additional equipment in fiscal 1999 to increase its production capacity to approximately 25 million decks per year (based on two production shifts). Expanded playing card production capacity will permit management to aggressively seek new playing card business from its existing casino customer base, from other casinos and from customers outside of the casino industry. In fiscal 2002, the Company produced approximately 7 million decks of playing cards.

        The Company also distributes plastic playing cards which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

  Gaming Furniture

        The Company sells a variety of casino gaming furniture, including tables, seating and roulette and Big Six wheels. Tables range in price from approximately $1,000 for a blackjack table to approximately $15,000 for a double roulette table and wheel. The Company offers a "Premier" line of gaming furniture which has been the staple of the Company, and a "Select" line in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes that the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell consumable products such as layouts, dice, chips, cards, and other accessories to the table purchasers. Prior to fiscal year 2000, the Company bought its tables in unassembled form from quality wood shops. During the fiscal year ended May 31, 2000, the Company began manufacturing its own table game furniture components in its San Luis, Mexico facility. Tables are assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company. The Company also manufactures its own roulette and Big Six wheels. Due to the pending B&G combination, the Company may temporarily or permanently suspend the manufacture and sale of roulette and Big Six wheels or relocate such activities out of the state of Nevada due to the currently anticipated surrender of its Nevada gaming device manufacturer and distributor license. See "Regulation and Licensing" below. By manufacturing the wheels, management believes the Company has better control over the quality of the wheels it offers to its customers.

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

        Paul-Son dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 3/10,000th of an inch of a perfect cube. The typical sales price of casino dice currently ranges between approximately $2.50 and $3.00 per pair. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino. The Company currently has the capacity to produce approximately 900,000 pairs of dice per year (based upon one production shift). In fiscal 2002, the Company produced approximately 600,000 pairs of dice. Management believes the Company's capacity for dice production is sufficient to accommodate an increase in production requirements.

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

Materials and Supplies

        The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company's raw materials are staple goods, such as paper, plastic and wool, which are readily available from several suppliers. The Company believes that its practice of purchasing from diversified sources minimizes the risk of interrupting the supply of raw materials.

Competition

        There are a number of companies that compete with the Company in the sale of each of its product lines:

        Casino Chips.    The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, the Company's major competitors are Chipco International Ltd., and Bud Jones. The Company believes key competitive factors for casino chip sales are durability, graphics, ease of handling and security.

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

        Dice.    The Company's principal competitors for casino dice sales are Bud Jones and Midwest. Management believes the primary competitive factors for dice sales are quality and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run "cold" for the house from time to time.

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

Employees

        At July 8, 2002, the Company employed approximately 425 persons. Nearly 375 of the employees are located at the Company's Mexico facilities and the remainder are located in Las Vegas and Atlantic City. None of the Company's employees is covered by collective bargaining agreements.

Regulation and Licensing

        General Gaming Regulation.    The gaming operations of Paul-Son are subject to extensive regulation, and each of Paul-Son and its subsidiaries hold registrations, approvals, gaming licenses or permits in each jurisdiction in which it operates gaming activities. A list of the jurisdictions in which Paul-Son and its subsidiaries are subject to licensing and regulatory control of the gaming authorities is set forth below.

Gaming Jurisdictions
Arizona	New York
California	North Carolina
Connecticut	North Dakota
Florida	Oregon
Illinois	South Dakota
Indiana	Washington
Iowa	Wisconsin
Kansas	Australia
Louisiana	Puerto Rico
Michigan	South Africa
Minnesota	Ontario, Canada
Mississippi	Quebec, Canada
Missouri	Saskatchewan, Canada
Nevada	British Columbia, Canada
New Jersey	Alberta, Canada
New Mexico	Manitoba, Canada

        In each such jurisdiction, certain regulatory requirements must be complied with and/or approvals must be obtained in connection with the proposed combination with B&G. Paul-Son and B&G have filed a notice of the proposed combination with the gaming authorities in each such jurisdiction. The majority of these gaming authorities do not require approval of the combination. Pursuant to the combination agreement, Paul-Son's and B&G's obligations to consummate the combination are subject to the satisfaction of the condition that all necessary gaming regulatory approvals and authorizations have been obtained. Paul-Son has filed applications for approval from, and initiated discussions with, each of the gaming authorities in which approval of the gaming regulators is required. The status of our approval requests to the gaming authorities is as follows:

Gaming Authority	Status
Illinois:	The Illinois Gaming Board has determined that no pre-approval of the combination is required.
Indiana:	The Indiana Gaming Commission is reviewing the details of the proposed combination to determine whether it will require any additional information and/or filings prior to closing.
Louisiana:	On April 26, 2002, Paul-Son, B&G and Bud Jones filed a Joint Petition for Transfer of Ownership Interest Between Suppliers with the Louisiana Gaming Control Board. Consideration of this petition is currently pending the outcome of Paul-Son's responses to a request for information from the Louisiana State Police Gaming Suitability Unit dated May 13, 2002.
Michigan:	A Transfer of Ownership Interest Application to permit Paul-Son Gaming Corporation to acquire The Bud Jones Company, Inc. was filed with the Michigan Gaming Control Board on April 25, 2002. The Board's Order Approval Transfer of Interest was granted on June 11, 2002.
Mississippi:	The Mississippi Gaming Commission is reviewing the terms of the combination and is conducting its investigation of the combination and its related transactions. It is anticipated that all necessary pre-approvals for the combination will be obtained from the Mississippi Gaming Commission by early-September 2002.
Missouri:	The Missouri Gaming Commission issued a resolution approving the change in ownership of Paul-Son Gaming Corporation and The Bud Jones Company, Inc. at its meeting of June 24, 2002.
Nevada:	The Nevada Gaming Commission is expected to act on our application to deregister as a Nevada gaming publicly traded corporation and the conditional tender of our Nevada gaming device manufacturer and distributor licenses by late-August 2002. Accordingly, no approval of the combination will be required in Nevada.

        While the regulatory requirements vary from jurisdiction to jurisdiction, most require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees. Under the various gaming regulations, key personnel generally include the current and/or proposed corporate officers and directors of a corporation and its subsidiaries. Laws of the various gaming regulatory agencies are generally intended to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

        Various gaming regulatory agencies have issued licenses allowing Paul-Son's wholly-owned subsidiaries, Paul-Son Supplies and Paul-Son Mexicana, to manufacture and/or distribute their products. Paul-Son and its key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture and distribution of gaming supplies and equipment in the jurisdictions where Paul-Son does business. Paul-Son has never been denied a gaming related license, nor have any licenses been suspended or revoked.

        The complex regulatory scheme governing the licensing of roulette wheel and big six wheel manufacturers and distributors in Nevada imposes administrative burdens which far exceed those of most other gaming jurisdictions when applied to Paul-Son's proposed corporate structure and its proposed foreign stockholders. The anticipated time and expense of a foreign investigation that would be conducted by the Nevada Gaming Authorities would, in the opinion of Paul-Son's management, far outweigh any benefit to be gained by manufacturing licensure in Nevada. Specifically, based upon an analysis of three factors: the potential market for Paul-Son products in Nevada; the benefits gained through Paul-Son's choice of corporate structure; and the administrative costs associated with compliance with certain requirements of Nevada Gaming Authorities, Paul-Son has concluded that the costs of maintaining licensure in Nevada upon the completion of the combination significantly exceed the potential profits. Paul-Son thus intends to administratively surrender the Nevada gaming licenses of Paul-Son Supplies upon the completion of the combination, a procedure which allows Paul-Son Supplies to forego licensure in Nevada without impacting its licensure in other gaming jurisdictions or its ability to continue to manufacture roulette wheels and big six wheels in and for other jurisdictions. The above will not impact the manufacture or sale of Paul-Son's other products in Nevada.

        New Jersey Gaming Regulation.    Paul-Son Supplies and Paul-Son Mexicana are currently required to be licensed under the New Jersey Casino Control Act, or the New Jersey Act, as casino service industries qualified to manufacture and sell gaming-related products to casinos in New Jersey. As part of such licensure, parent companies, holding companies and certain officers and directors of the companies are required to be found qualified by the New Jersey Casino Control Commission, or the New Jersey Commission. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of a company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof. The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability and experience of the applicant and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the applicant. New Jersey licenses are granted for a period of three or four years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate. These include the ability of the New Jersey Commission to require the applicant or licensee to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the licensee for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulation of the New Jersey Commission.

        The proposed combination with B&G will result in the substantial change in ownership for Paul-Son Supplies and Paul-Son Mexicana. Thus, each of their casino service industry licenses will become void upon its completion. However, in order to maintain the ability of these companies to do business with New Jersey casinos without interruption upon the completion of the combination, prior to 30 days before such consummation, each company must submit a new application for licensure. Upon a satisfactory initial background investigation, each company may obtain transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of its respective license application. This transactional approval process permits each company then to continue its business with New Jersey casinos uninterrupted upon the completion of the combination.

        Other Gaming Jurisdictions.    In addition to Nevada and New Jersey, Paul-Son Supplies and Paul-Son Mexicana are currently licensed in several other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada and New Jersey, their material attributes are substantially similar, as summarized below. The manufacture, sale and distribution of gaming supplies in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming supply and equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations. In many jurisdictions, selling or distributing gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the gaming regulators deem reasonable. In order to ensure the integrity of manufacturers and distributors of gaming supplies, most jurisdictions have the authority to conduct background investigations of a company, its key personnel and significant stockholders. The gaming regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the gaming regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. Paul-Son Supplies and Paul-Son Mexicana and their respective key personnel have obtained all licenses necessary for the conduct of their respective business in the jurisdictions in which they sell and distribute gaming equipment and supplies. Suspension or revocation of such licenses could have a material adverse effect on the Paul-Son's operations.

        Prior to the consummation of the combination, certain pre-approvals will be required from the gaming regulators in certain states, including Illinois, Indiana, Louisiana, Michigan and Mississippi.

        Federal Gaming Registration.    The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the U.S. Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Paul-Son Supplies and Paul-Son Mexicana, which are involved in the manufacture and transportation of gaming devices, are required to register annually. Each company has complied with the registration requirements of the Federal Act.

        Native American Gaming Regulation.    Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, or the IGRA, provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state to state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on Indian lands. Paul-Son subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their state and have received federal approval. As of July 8, 2002, Paul-Son Supplies is authorized to sell products to Native American casinos in seventeen states.

        International Gaming Regulation.    Certain foreign countries permit the importation, sale and operation of gaming supplies in casino and non-casino environments. Certain jurisdictions require the licensing of manufacturers and distributors of gaming supplies. Paul-Son Supplies manufactures and distributes gaming supplies to various international markets including Australia, the Caribbean, and South Africa. Paul-Son Supplies has obtained the required licenses to manufacture and distribute its products in the various foreign jurisdictions where it does business. Prior approval of the combination will be required from gaming authorities in South Africa.

Item 2. Properties

        The Company is based in, and operates domestically from, a Company-owned facility in Las Vegas, Nevada and currently assembles and manufactures its primary products at facilities in San Luis, Mexico.

        Las Vegas.    The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 60,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for approximately $2,000,000, and houses the Las Vegas sales and corporate offices, a centralized warehouse for certain of its finished goods inventory, a roulette and "Big Six" wheel manufacturing department and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. During fiscal 1998, the Company completed the transition of its primary manufacturing processes to San Luis, Mexico. The Las Vegas Headquarters secures a deed of trust issued under the Company's outstanding term loan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company intends to sublease approximately 13,500 square feet of the Las Vegas facility effective August 1, 2002 to the Bud Jones Company to be used as a wood shop.

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

Item 3. Legal Proceedings

        Paul-Son Gaming Corp., The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822. This suit was filed on behalf of the Company and the other plaintiffs on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union and administered by AIG Technical Services. At the time suit was filed, a lawsuit was pending between the Company and Martin Winick, arising out of his employment by the Company. The Company's suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick. Since that time, the underlying litigation has been resolved, so the focus of the Company's suit will be reimbursement from the insurance carrier for the attorney's fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier. The Company's suit is seeking, among other things, general, consequential and punitive damages that were allegedly directly and proximately caused by the insurance carrier's bad faith in delaying, reducing or denying indemnity in defense to the Company and otherwise failing to act fairly and in good faith in analyzing the Company's tender under the insurance policy.

        An answer was filed by National Union. No answer was filed by AIG. A default was entered on March 15, 2002. AIG has requested a stipulation that the default be set aside, which is presently being contemplated by the Company and its counsel.

        Martin S. Winick, Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada corporation; the Paul S. Endy, Jr. Living Trust; Eric P. Endy, Trustee of the Paul S. Endy, Jr. Living Trust; Eric P. Endy, individually and in his capacity as an officer and director of Paul-Son Gaming Corporation; and Lawrence A. Spieser, an individual, Defendants, Case No. A416734.

        On February 5, 2002, without admitting liability, the Company and its affiliates entered into a settlement agreement with Winick. As a part of the settlement agreement, the Company agreed to pay Winick the sum of $210,000, payable in four equal principal installments of $52,500, which began February 2002 and are payable in June and October 2002 and in February 2003. In addition, the Endy Trust agreed to transfer to Winick and his designees a total of 250,000 shares of the Company's common stock. The Company agreed to register the 250,000 shares transferred to Winick and his designees. The Endy Trust agreed to pay any legal fees incident to the registration of the shares. The Company will pay "blue sky" expenses, accounting fees and filing fees.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its 2001 annual meeting of stockholders on May 20, 2002. At the meeting, the stockholders elected Jerry G. West as a director for a term expiring in 2004. The names of the other persons whose term of office as a director of the Company continued after the meeting are: Eric P. Endy, whose term expires in 2002, and Richard W. Scott and Paul S. Dennis, whose terms each expire in 2003. The number of votes cast for or withheld with respect to Mr. West is as follows:

Nominee	Votes For	Votes Withheld
Jerry G. West	2,915,259	126,102

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

Fiscal Year	High	Low
2001 First Quarter	$4.63	$1.88
2001 Second Quarter	2.38	1.06
2001 Third Quarter	2.25	0.63
2001 Fourth Quarter	2.75	1.50
2002 First Quarter	2.95	2.00
2002 Second Quarter	2.82	1.28
2002 Third Quarter	1.50	1.00
2002 Fourth Quarter	2.75	0.93
2003 First Quarter (through July 8, 2002)	3.25	2.35

        The last reported closing price of the Common Stock on the Nasdaq SmallCap Market on July 8, 2002 was $3.25 per share. There were approximately 128 holders of record of the Common Stock as of July 8, 2002.

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

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the fiscal years ended May 31, 2002, 2001, and 2000 and as of May 31, 2002 and 2001 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data for the years ended May 31, 1999 and 1998 and as of May 31, 2000, 1999 and 1998 have been derived from the Company's audited consolidated financial statements not included herein.

	Fiscal Years Ended May 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Operations statement data:
Revenues	$16,562	$20,494	$22,662	$23,914	$25,886
Cost of revenues	12,448	15,816	16,913	18,169	21,944

Gross profit	4,114	4,678	5,749	5,745	3,942
Selling, general and administrative expenses	(5,942)	(5,763)	(6,302)	(6,904)	(7,146)
Gain (loss) on sale/disposal of assets	31	6	127	346	(4)

Operating loss	(1,797)	(1,079)	(426)	(813)	(3,208)
Other income (expense)	(47)	(93)	(177)	(173)	23

Loss before income tax (expense) benefit	(1,844)	(1,172)	(603)	(986)	(3,185)
Income tax (expense) benefit	—	—	(568)	305	966

Net loss	$(1,844)	$(1,172)	$(1,171)	$(681)	$(2,219)

Loss per share:
Basic and diluted	$(0.53)	$(0.34)	$(0.34)	$(0.20)	$(0.65)
Average shares outstanding—basic and diluted	3,453,385	3,450,485	3,454,040	3,468,427	3,437,894
	May 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$1,225	$888	$2,072	$656	$348
Working capital	3,704	3,624	5,063	6,753	7,106
Property and equipment, net	7,450	8,463	8,396	9,417	9,106
Total assets	14,188	15,688	17,756	20,128	21,965
Current liabilities	2,477	3,001	3,719	3,008	4,871
Long-term debt, less current maturities	1,355	497	667	2,564	1,770
Stockholders' equity	10,357	12,191	13,370	14,556	15,324

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Paul-Son provides gaming equipment and supplies to casinos for new openings and consumable products for existing casino operations. The principal consumable products have limited useful lives, ranging from several hours in the case of playing cards and dice to several months in the case of table game layouts and several years in the case of casino chips and gaming furniture. The majority of Paul-Son's revenues are generated by sales to customers with which Paul-Son has an established relationship. Complementing these revenues is the significant additional revenue Paul-Son realizes when providing a full range of products to new casinos. Paul-Son strives to become the casino's sole supplier of table game equipment and supplies.

        During the past decade, casino entities have expanded from land-based resort properties to riverboats, both cruising and dockside, and to Native American lands. As a licensed supplier, Paul-Son has vigorously pursued table gaming opportunities in emerging gaming jurisdictions. Because of Paul-Son's production capacity and its experience in the gaming supply industry, management believes Paul-Son is well positioned to capitalize on the combined growth of the gaming industry both domestically and internationally.

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

        Paul-Son operates in one operating segment—casino game equipment products. See the Business Segment disclosed in Note 10 to the consolidated financial statements.

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

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Fiscal Years Ended May 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.2%	77.2%	74.6%
Gross profit	24.8%	22.8%	25.4%
Selling, general and administrative expenses	35.9%	28.1%	27.8%
Operating loss	(10.9)%	(5.3)%	(1.9)%
Interest expense	.4%	.8%	1.1%
Net loss	(11.1)%	(5.7)%	(5.2)%

        The following table details the Company's historical revenues by product line:

	Fiscal Years Ended May 31,
	2002	2001	2000
	(in thousands)
Revenues:
Casino chips	$4,199	$5,219	$6,642
Table layouts	2,889	3,744	3,562
Playing cards	5,252	5,393	6,008
Gaming furniture	1,094	1,561	1,606
Dice	1,617	1,788	1,834
Table accessories and other products	1,511	2,789	3,010

Total	$16,562	$20,494	$22,662

Comparison of Operations for the Fiscal Years Ended May 31, 2002 and May 31, 2001

        Revenues.    For the fiscal year ended May 31, 2002, Paul-Son's revenues totaled approximately $16.6 million. The fiscal 2002 revenue figure represents a $3.9 million, or 19%, decrease from the $20.5 million in revenues which the Company generated during the previous fiscal year. The decrease in revenues for the 2002 period resulted principally from a decrease in casino chip, table layout, gaming furniture and table accessory product sales of approximately $3.6 million. During the year ended May 31, 2002, casino chip and table accessory sales experienced a decline of approximately $2.3 million as compared to the previous year. A decrease in the number of new casino openings or expansions, a general economic decline, and the effects of the September 11, 2001 terrorist attacks, contributed to the decreased casino chip sales. Other product sales were negatively affected by decreased spending from the Company's casino customers subsequent to the terrorist acts and the resulting economic decline. Sales of Company manufactured products were approximately 91% of total revenues in fiscal 2002 compared to approximately 86% in fiscal 2001.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 75.2% for the fiscal year ended May 31, 2002, as compared to 77.2% in the prior fiscal year. This improvement in the gross margin percentage during fiscal 2002 was principally caused by an increase in the average selling price of casino chips, a reduction in manufacturing overhead costs at the Company's Mexican plants from certain average head count reductions and a decrease in inventory obsolescence provisions. These improvements were partially offset by the aforementioned decrease in sales which did not allow for a full absorption of fixed manufacturing overhead expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the fiscal year ended May 31, 2002 increased approximately $179,000, or 3.1%, to approximately $5.9 million, or 35.9% of revenues, compared to approximately $5.8 million, or 28.1% of revenues, in the previous fiscal year. This increase was primarily attributable to an increase in costs from a proposed business combination whereby costs are expensed as incurred and a charge incurred in fiscal 2002 for a legal settlement of approximately $200,000. During the fiscal year ended May 31, 2002, the Company incurred approximately $868,000 of merger costs as compared to approximately $244,000 during the fiscal year ended May 31, 2001. These increases were partially offset by reductions in administrative and sales department personnel related costs.

        Gain on Sale of Assets.    In fiscal 2002, the Company recorded a gain on the sale of certain assets of approximately $31,000 as compared to approximately $6,000 in fiscal 2001. This increase in the gain on the sale of assets occurred principally from the sale of certain nonoperating real estate owned by the Company in fiscal 2002.

        Interest Expense.    For the fiscal year ended May 31, 2002, interest expense decreased approximately 58% to approximately $67,000 as compared to approximately $161,000 in the prior fiscal year. This decrease was caused by a significant decrease in the average outstanding debt balance in the 2002 period as compared to fiscal 2001.

        Other Income.    In fiscal 2002, other income decreased to approximately $20,000 compared to other income in fiscal 2001 of approximately $69,000. This decline of approximately $49,000 was primarily attributable to an approximate $38,000 decrease in interest income caused by a decline in the average outstanding cash balances and interest rates during fiscal 2002 as compared to fiscal 2001.

        Income Taxes.    In fiscal 2002 and 2001, the Company did not record a tax benefit for pretax losses incurred by the Company. The Company has net operating loss carryforwards and believes it will recognize the benefits from the loss carryforwards as it earns income on a going-forward basis.

        Net Loss.    For the year ended May 31, 2002, the Company incurred a net loss of approximately $1,844,000 compared to a net loss of approximately $1,172,000 in the prior fiscal year. This increase in the Company's net loss of approximately $672,000 was primarily due to the aforementioned decrease in revenues and other income as well as an increase in selling, general and administrative costs. Partially offsetting these negative factors was the aforementioned improvement in gross profit margins. Basic and diluted net loss per share was $.53 and $.34 for the years ended May 31, 2002 and 2001, respectively.

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

        Gain on Sale of Assets.    In fiscal 2001, the Company recorded a gain on the sale of certain assets of approximately $6,000 as compared to approximately $127,000 in fiscal 2000. This decrease in the gain on the sale of assets occurred principally from the sale of certain nonoperating real estate owned by the Company in fiscal 2000.

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

        Other Income.    In fiscal 2001, other income increased slightly to approximately $69,000 compared to other income in fiscal 2000 of approximately $64,000.

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

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand should fund ordinary operational expenses of Paul-Son on both a short and long-term basis. As described elsewhere herein, we have entered into the B&G combination agreement. We anticipate incurring continuing substantial expenses for legal, accounting and regulatory requirements to finalize the combination. In addition, we will be obligated to our investment banker to pay certain fees, $183,000 of which is payable prior to the consummation of the transaction, and $475,000 of which is payable if the transaction is consummated. Of the amount due to the financial advisor at consummation, one half may be payable in Paul-Son common stock. As of May 31, 2002, we had approximately $1.2 million in cash and cash equivalents, but we will need to supplement such cash with other cash sources, such as from the sale of one of our Mexico buildings (which is currently for sale) to fund such additional transactional costs and may seek to sell certain other assets or seek other lending or financing sources. The combination agreement restricts us from incurring other than non-recourse debt up to an additional $500,000 without B&G's consent. If we are unable to sell the Mexico building, other assets, or obtain other financing sources, we may need to explore other options for funding portions of the additional transactional costs.

        Working Capital.    Working capital totaled approximately $3.7 million at May 31, 2002, compared to approximately $3.6 million in working capital at May 31, 2001. Working capital increased approximately $100,000 during the year primarily due to a decrease in accounts payable and accrued liabilities of approximately $500,000 offset, in part, by a net decrease in current assets of approximately $400,000, principally from decreases in accounts receivable and inventory balances.

        Cash Flow.    Cash used in operating activities totaled approximately $500,000 during fiscal 2002 compared to cash provided by operations of approximately $1.5 million in fiscal 2001. The primary contributing causes of cash used in operating activities in fiscal 2002 were a net loss before depreciation, amortization and provisions for inventory obsolescence of approximately $700,000, an increase in prepaid expenses and other assets of approximately 100,000 and a decrease in accounts payable and accrued liabilities of approximately $400,000 offset, in part, by decreases in accounts receivable and inventories of approximately $800,000. Other significant cash activities during fiscal 2002 included increases in debt from certain financing transactions of approximately $800,000. Overall, cash increased approximately $300,000 from May 31, 2001 to May 31, 2002.

        Secured Debt.    We entered into a $995,000 loan transaction, or the Loan, with Jackson Federal Bank, a federal savings bank, or Jackson, on March 5, 2002. The other principal terms of the Loan are as follows:

  •
  Interest Rate.  The interest rate equals the greater of 8% per annum, or the Floor Rate, or 362.5 basis points over the average of the London Interbank offered rates for six month dollar deposit in the London market based on quotations of major banks, or Libor. The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period.

  •
  Maturity Date.  The maturity date is March 1, 2012.

  •
  Payment Schedule.  The Loan is payable in arrears in equal monthly installments of principal and interest (based upon a 30 year amortization schedule) (currently approximately $7,300 per month) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable.

  •
  Security.  The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, or the Deed of Trust, encumbering our Las Vegas, Nevada headquarters.

  •
  Guaranty.  We executed a Guaranty in favor of Jackson by which we guaranteed the obligations of Paul-Son Supplies under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan.

  •
  Prepayment.  The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve month period of the Loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium.

  •
  Transfer Restrictions.  The Loan is secured by Deed of Trust that restricts Paul-Son Supplies from transferring or encumbering (i) our Las Vegas headquarters; or (ii) any ownership interest in Paul-Son Supplies. Further, the Deed of Trust grants to Jackson a security interest in Paul-Son Supplies' personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

        Other Debt.    In February 2002, we settled certain litigation. The settlement requires that Paul-Son pay an aggregate of $210,000 in four equal principal installments of $52,500 which began February 2002 and are payable in June and October 2002 and in February 2003. Interest is charged at prime, which at February 28, 2002 was approximately 4.75%. This charge of $210,000 was recorded to SG & A expenses during fiscal 2002.

        Seasonality.    We do not typically experience seasonality relative to our revenues.

        Las Vegas Facilities.    In May 1997, we purchased our current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the Deed of Trust issued under the Loan. See "Secured Debt" above.

        San Luis Facilities.    We leased the 34,000 square foot main facility pursuant to an eight-year lease which expired in April 2001, with an option to extend the term an additional 12 years. We did not exercise our option to extend the lease, but leases the main facility on a month-to-month basis. In December 1994, we purchased the adjacent 45,000 square foot facility for approximately $1.5 million. This facility is presently vacant and we are evaluating strategic options with this building including the possible sale thereof. In November 1997, we completed the purchase of the 66,000 square foot New San Luis Facility for approximately $1.1 million.

        Capital Expenditures.    We do not presently have plans to purchase any significant capital equipment for the fiscal year ended May 31, 2003.

        Inventory.    During the last several years, we have experienced increased inventory obsolescence provisions which contributed to the increase in cost of sales as a percentage of revenues. Several factors contributed to these increases, including (i) changes in materials used to make casino table layouts, from a more traditional woolen cloth to a longer lasting synthetic cloth, thereby causing certain obsolescence and slow movement of certain colors and quantities of woolen cloth held by us, (ii) a general decline in sales brought on by a trend in the casino industry to decrease the number of table games on a casino floor in favor of slot machines, and (iii) increased security features added to casino playing cards and casino chips which obsoleted certain materials or finished goods on hand at the time.

Contractual Obligations and Commercial Commitments

        The following table presents contractual obligations and commercial commitments as of May 31, 2002. Paul-Son has no other significant contractual obligations or commercial commitments either on or off balance sheet as of May 31, 2002. Operating leases on a month to month basis are not included in the table below. Paul-Son presently leases a building in Mexico used for production for approximately $12,000 per month on a month to month basis.

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Long-term debt	$1,165,326	$179,083	$31,143	$23,526	$931,574
Capital lease obligations	559,416	147,048	412,368	—	—
Operating leases	272,663	78,020	194,643	—	—

Total Contractual Cash Obligations	$1,997,405	$404,151	$638,154	$23,526	$931,574

Recently Issued and Adopted Accounting Guidance

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Paul-Son will adopt this statement during the fiscal year ending May 31, 2003. Management believes the adoption of this statement will not have a material impact on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Paul-Son will adopt this statement during 2003. Management believes the adoption of SFAS No. 145 will not have a material impact on its consolidated financial statements.

Statement on Forward-Looking Information

        Certain information included herein contains statements that may be considered forward-looking, such as statements relating to completion of the proposed business combination with B&G, anticipated performance or cash flow from operations, liquidity, financing sources, amount, nature and time of capital expenditures, and operating costs and other expenses. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risk

        Paul-Son believes it does not have significant foreign currency risk for financial reporting purposes. Although Paul-Son's manufacturing is principally performed in Mexico, the functional currency of its Mexican subsidiary is considered to be the U.S. dollar. The Mexican operation is funded by Paul-Son's U.S. subsidiary in U.S. dollars and the Mexican subsidiary does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiary are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiary is not subject to translation adjustment risk.

        Paul-Son does not enter into significant contracts to receive obligations of customers or to pay obligations to vendors in currencies other than U.S. dollars. Therefore, Paul-Son is not subject to significant foreign currency gains and losses.

  Interest Rate Risk

        As of May 31, 2002, Paul-Son had total interest bearing debt and capital lease obligations of approximately $1.7 million. Of this amount, approximately $500,000 has a fixed rate of interest and Paul-Son believes this lease agreement has a fair value which approximates reported amounts.

        The remaining $1.2 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate (presently approximately 4.75%), Paul-Son will have interest risk on approximately $150,000 over the next twelve months. To the extent there are significant increases to LIBOR, or the London Interbank Offered Rates, and the LIBOR rate plus 362.5 basis points would exceed a floor of 8%, Paul-Son would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report
Consolidated Balance Sheets at May 31, 2002 and 2001
Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Financial Statement Schedule included in Part IV of this report

PAUL-SON GAMING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Paul-Son Gaming Corporation and Subsidiaries
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and Subsidiaries (the "Company") as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
July 8, 2002

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
May 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,225,364	$887,895
Trade receivables, net	2,047,892	2,437,988
Inventories, net	2,598,320	3,066,534
Prepaid expenses	234,727	177,867
Other current assets	74,706	54,614

Total current assets	6,181,009	6,624,898
Property and Equipment, net	7,450,139	8,463,329
Other assets, net	557,136	600,219

Total Assets	$14,188,284	$15,688,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$291,727	$403,404
Accounts payable	1,213,559	1,550,143
Accrued expenses	890,825	930,655
Customer deposits	66,498	100,941
Income taxes payable	14,521	15,546

Total current liabilities	2,477,130	3,000,689

Long-Term Debt, less current maturities	1,354,527	496,842

Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued; 3,483,947 and 3,477,050 shares in 2002 and 2001	34,840	34,771
Additional paid-in capital	13,662,868	13,652,936
Treasury stock, at cost; 27,293 shares in 2002 and 2001	(195,780)	(195,780)
Accumulated deficit	(3,145,301)	(1,301,012)

Total stockholders' equity	10,356,627	12,190,915

Total Liabilities and Stockholders' Equity	$14,188,284	$15,688,446

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal years ended May 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues	$16,561,870	$20,494,150	$22,662,062
Cost of revenues	12,448,040	15,815,846	16,913,009

Gross profit	4,113,830	4,678,304	5,749,053
Selling, general and administrative expenses	(5,942,229)	(5,762,987)	(6,302,086)
Gain on sale/disposal of assets	30,909	6,000	126,988

Operating loss	(1,797,490)	(1,078,683)	(426,045)
Other income (expense)
Interest income	7,306	44,918	11,135
Interest expense	(66,635)	(161,482)	(241,020)
Other	12,530	23,586	52,988

Loss before income taxes	(1,844,289)	(1,171,661)	(602,942)
Income tax expense	—	—	(568,000)

Net loss	$(1,844,289)	$(1,171,661)	$(1,170,942)

Loss per share:
Basic	$(0.53)	$(0.34)	$(0.34)

Diluted	$(0.53)	$(0.34)	$(0.34)

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal years ended May 31, 2002, 2001 and 2000

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Dollars				Total
Balance, June 1, 1999	3,455,757	34,771	13,652,936	(173,505)	1,041,591	14,555,793
Treasury shares purchased	(3,000)	—	—	(15,225)	—	(15,225)
Net loss	—	—	—	—	(1,170,942)	(1,170,942)

Balance, May 31, 2000	3,452,757	34,771	13,652,936	(188,730)	(129,351)	13,369,626
Treasury shares purchased	(3,000)	—	—	(7,050)	—	(7,050)
Net loss	—	—	—	—	(1,171,661)	(1,171,661)

Balance, May 31, 2001	3,449,757	34,771	13,652,936	(195,780)	(1,301,012)	12,190,915
Common Stock issued to Director	6,897	69	9,932	—	—	10,001
Net loss	—	—	—	—	(1,844,289)	(1,844,289)

Balance, May 31, 2002	3,456,654	$34,840	$13,662,868	$(195,780)	$(3,145,301)	$10,356,627

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended May 31, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows from Operating Activities
Net loss	$(1,844,289)	$(1,171,661)	$(1,170,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,046,012	1,003,689	1,111,828
Provision for doubtful accounts	(3,333)	16,219	244,326
Provision for inventory obsolescence	60,000	300,000	375,000
Gain on sale/disposal of assets	(30,909)	(6,000)	(126,988)
Change in operating assets and liabilities:
Accounts receivable	393,429	(155,871)	1,367,070
Inventories	408,214	779,531	267,317
Prepaid expenses	(76,952)	32,809	46,536
Other assets	(56,122)	(121,556)	95,269
Deferred tax asset	—	—	568,000
Accounts payable and accrued expenses	(376,414)	883,397	(552,444)
Customer deposits	(34,443)	(98,137)	(280,858)
Income taxes payable	(1,025)	(7,381)	(26,371)

Net cash (used in) provided by operating activities	(515,832)	1,455,039	1,917,743

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	149,071	62,072	249,069
Purchase of patent	—	—	(245,920)
Purchase of property and equipment, net	(51,779)	(1,027,520)	(163,413)

Net cash provided by (used in) investing activities	97,292	(965,448)	(160,264)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,205,000	39,452	—
Principal payments on short-term/long-term borrowings	(458,992)	—	—
Principal payments on long-term borrowings	—	(1,706,050)	(326,601)
Common Stock issued to director	10,001	—	—
Payments for acquisition of treasury stock	—	(7,050)	(15,225)

Net cash provided by (used in) financing activities	756,009	(1,673,648)	(341,826)

Net increase (decrease) in cash and cash equivalents	337,469	(1,184,057)	1,415,653
Cash and cash equivalents, beginning of year	887,895	2,071,952	656,299

Cash and cash equivalents, end of year	$1,225,364	$887,895	$2,071,952

Supplemental cash flows information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$66,635	$161,482	$241,020
Income taxes paid	$15,895	$37,538	$45,411

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

Nature of business

        Paul-Son Gaming Corporation, including its subsidiaries (collectively "Paul-Son" or the "Company"), believes it is a leading manufacturer and supplier of casino table game equipment in the United States. The Company's products include casino chips, table layouts, playing cards, dice, furniture, table accessories and other products which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its products in every state in which casinos operate in the United States and, to a limited extent, in various countries throughout the world.

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

Trade receivables and Customer deposits

        The Company performs ongoing credit evaluations of its customers and generally requires a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for doubtful accounts, and charges against the allowance have been within management's expectations (see Note 8).

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

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories, and the estimated cash flow in assessing the recoverability of long-lived assets. Actual results could differ from those estimates and assumptions.

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

Long-Lived Assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. The Company had no impairment losses for each of the three years in the period ended May 31, 2002.

        Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows which are largely independent of the cash flows of other groups of assets. The Company operates in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. The Company uses estimates for its entire organization as its basis for impairment valuation. Long-lived assets are principally real estate and, to a lesser extent, production assets in and through which business operations and products are manufactured and distributed.

Fair value of financial instruments

        In accordance with reporting and disclosure requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. The Company principally has variable rate debt and a fixed rate capital lease, which it believes to have fair values that approximate reported amounts. To the extent there are significant increases to LIBOR or the London Interbank Offered Rates and the LIBOR rate plus 362.5 basis points would exceed a floor of 8%, Paul-Son would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years.

Recently issued and adopted accounting guidance

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Paul-Son will adopt this statement during the fiscal year ending May 31, 2003. Management believes the adoption of this statement will not have a material impact on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Paul-Son will adopt this statement during 2003. Management believes the adoption of SFAS No. 145 will not have a material impact on its consolidated financial statements.

Note 2.    Inventories

        Inventories consist of the following at May 31:

	2002	2001
Raw materials	$1,330,132	$1,403,777
Work in process	224,742	229,199
Finished goods	2,068,504	2,433,558

	3,623,378	4,066,534
Less inventory reserves	1,025,058	1,000,000

	$2,598,320	$3,066,534

Note 3.    Property and Equipment

        Property and equipment consist of the following at May 31:

	2002	2001
Land	$663,970	$663,970
Buildings and improvements	6,008,256	6,168,693
Furniture and equipment	5,841,611	5,840,170
Vehicles	432,545	445,746

	12,946,382	13,118,579
Less accumulated depreciation	5,496,243	4,655,250

Property and Equipment, net	$7,450,139	$8,463,329

        Included in furniture and equipment is capitalized lease equipment with an original cost of $790,000 and a current net book value of approximately $554,000 and $636,000 at May 31, 2002 and 2001, respectively.

Note 4.    Long-Term Debt and Pledged Assets

        In February 2002, the Company settled certain litigation. The settlement requires that the Company pay an aggregate of $210,000, which amount was expensed to selling, general and administrative expenses during the year ended May 31, 2002, in four equal principal installments of $52,500 which began February 2002 and are payable in June and October 2002 and in February 2003. Interest is charged at prime, which at February 28, 2002 was approximately 4.75%. During the third fiscal quarter the Company paid $52,500 leaving a balance of $157,500.

        Paul-Son Supplies entered into a $995,000 loan transaction ("Loan") with Jackson Federal Bank, a federal savings bank ("Jackson"), on March 5, 2002. The interest rate equals the greater of 8% per annum ("Floor Rate") or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposit in the London market based on quotations of major banks ("LIBOR"). The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of $874,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing ("Deed of Trust") encumbering Paul-Son's Las Vegas, Nevada headquarters. Paul-Son executed a Guaranty in favor of Jackson by which Paul-Son guaranteed the obligations of Paul-Son Supplies under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelvemonth period of the loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts Paul-Son Supplies from encumbering or transferring (1) Paul-Son's Las Vegas, Nevada headquarters; and (2) ownership interests in Paul-Son Supplies. Further, the Deed of Trust also grants to Jackson a security interest in Paul-Son Supplies' personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

        Long-term debt consists of the following at May 31:

	2002	2001
Note payable to bank in monthly installments of approximately $7,301 including variable interest (approximately 8% at May 31, 2002) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $874,000 balloon payment. The note is secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada.	$993,010	$—
Capital lease obligation payable for equipment, fixed interest rate of 8% payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets.	480,928	584,940
Various notes payable to finance company with principal and interest payments of approximately $1,125 due monthly through July 2003.	14,816	29,047
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $52,500, with interest at prime (approximately 4.75% at May 31, 2002) due February 2003.	157,500	—
Note payable to bank paid during 2002	—	216,815
Note payable to bank paid during 2002	—	69,444

Principal balance as of May 31	1,646,254	900,246
Less current portion	291,727	403,404

Long-term debt as of May 31	$1,354,527	$496,842

        Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at May 31, 2002 are as follows:

	Capital Leases	Long-Term Debt
2003	$147,048	$179,083
2004	147,048	10,678
2005	147,048	9,825
2006	118,272	10,640
2007	—	11,526
Thereafter	—	943,574

Total	559,416	1,165,326
Less amount representing interest	78,488	—

	$480,928	$1,165,326

Note 5.    Commitments and Contingencies

        Paul-Son leases land, manufacturing and office space under operating leases with terms of between 3 to 4 years. Approximate minimum annual rental commitments, with remaining lease terms of greater than 1 year at May 31, 2002, are as follows:

2003	$78,020
2004	77,228
2005	77,228
2006	40,187
2007	—
Thereafter	—

$272,663

        The Company had a twelve-year option to extend the lease at one of its production facilities. The annual rent during the first 8-year term, which ended in April 2001, was approximately $140,000. The rent payments during the option period will increase 5% annually. The Company presently leases this production facility on a month to month basis, as the renewal option is being negotiated.

        Rent expense totaled $187,487, $201,256 and $255,810 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

        Paul-Son is party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on Paul-Son's financial position, liquidity, or results of operations.

Note 6. Income Tax Matters

        The expense for income taxes reflected in the Consolidated Statements of Operations for the fiscal years ended May 31, 2002, 2001 and 2000 consisted of:

	2002	2001	2000
Current	$—	$—	$—
Deferred	—	—	(568,000)

	$—	$—	$(568,000)

        A reconciliation of Paul-Son's income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate (34%) to the loss before income taxes for the fiscal years ended May 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Computed expected income tax benefit at 34%	$627,058	$439,005	$205,000
Adjustments:
State taxes	12,442	13,600	10,000
Meals and entertainment	(9,000)	(11,900)	(9,844)
Net operating loss carryforward	(630,500)	(435,605)	(194,578)
Allowance for deferred tax asset	—	—	(568,000)
Prior year items and other	—	(5,100)	(10,578)

Income tax expense	$—	$—	$(568,000)

        During the second fiscal quarter of the fiscal year ended May 31, 2000, Paul-Son recorded an allowance of $568,000 in the form of a tax provision against certain future tax benefits, the realization of which are currently uncertain. Subsequent to the second quarter, no deferred tax benefits were recorded as assets for taxable losses of Paul-Son. The deferred tax benefits were primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions. Although Paul-Son recorded this allowance to the deferred tax asset, Paul-Son may still utilize the future tax benefits from net operating losses for 15 years from the year of the loss to the extent of future taxable income.

        The primary components of the deferred tax asset at May 31 were approximately as follows:

	2002	2001
Operating loss carryforwards	$1,410,000	$779,000
Inventory and bad debt reserves	390,000	375,000
Intangible assets	35,000	45,000

	1,835,000	1,199,000
Less allowance for realization of deferred tax asset	1,835,000	1,199,000

Deferred tax asset, net	$—	$—

Note 7. Earnings Per Share and Stock Option Programs

        The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings Per Share":

	Basic	Dilutive Stock Options	Diluted
For the fiscal year ended May 31, 2002
Net loss	$(1,844,829)	—	$(1,844,829)
Weighted Average Shares	3,453,385	—	3,453,385
Per Share Amount	$(.53)		$(.53)
For the fiscal year ended May 31, 2001
Net loss	$(1,171,661)	—	$(1,171,661)
Weighted Average Shares	3,450,485	—	3,450,485
Per Share Amount	$(.34)		$(.34)
For the fiscal year ended May 31, 2000
Net loss	$(1,170,942)	—	$(1,170,942)
Weighted Average Shares	3,454,040	—	3,454,040
Per Share Amount	$(.34)		$(.34)

        Dilutive stock options for the years ended May 31, 2002 (15,500), 2001 (6,000) and 2000 (106,500) have not been included in the computation of the diluted net loss per share as their effect would be antidilutive.

        The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These options have been excluded from the computation of diluted loss per share for the respective fiscal years. These outstanding antidilutive options for the fiscal years ended May 31, 2002, 2001 and 2000, were 354,500, 505,500 and 422,000, respectively.

        The Company has stock option programs which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. The initial option grant under the Incentive Plan vests over a 4 year period, with one-fourth of the option grant vesting at the end of each year. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan, as amended in September 1999, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a 3 year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each nonemployee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than 6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 14,500, 17,500 and 9,500 shares were granted to non-employee directors during the fiscal years ended May 31, 2002, 2001 and 2000 at a weighted-average exercise price of $2.00, $2.15 and $5.09, respectively.

        The following is a summary of option activity for the years ended May 31, 2002, 2001 and 2000:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding at June 1, 1999	422,250	652,750	$8.34
Granted	(9,500)	9,500	5.09
Canceled	133,750	(133,750)	8.56
Exercised	—	—	—

Outstanding at May 31, 2000	546,500	528,500	8.32
Granted	(17,500)	17,500	2.18
Canceled	34,500	(34,500)	9.97
Exercised	—	—	—

Outstanding at May 31, 2001	563,500	511,500	7.91
Granted	(14,500)	14,500	2.00
Canceled	156,000	(156,000)	6.31
Exercised	—	—	—

Outstanding at May 31, 2002	705,000	370,000	$8.35

	2002	2001	2000
The weighted average fair value of options granted	$1.02	$1.07	$2.41

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 to 8.06	141,500	5.40	$6.48	135,000	$6.71
$8.07 to 13.88	228,500	4.15	9.50	228,500	9.50

	370,000			363,500

        The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the following pro forma amounts for the fiscal years ended May 31:

		2002	2001	2000
Net loss:	As reported:	$(1,844,829)	$(1,171,661)	$(1,170,942)
	Pro forma:	$(1,869,004)	$(1,393,754)	$(1,668,194)
Loss per share:	As reported:
	Basic	$(.53)	$(.34)	$(.34)
	Diluted	$(.53)	$(.34)	$(.34)
	Pro forma:
	Basic	$(.54)	$(.40)	$(.48)
	Diluted	$(.54)	$(.40)	$(.48)

        Pro forma loss reflects only options granted from fiscal 1997 to fiscal 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net loss because compensation costs are reflected over the option-vesting period and compensation costs for options granted prior to fiscal 1997 are not considered.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for fiscal 2002, 2001, and 2000 grants; risk-free interest rate at the date of grant which ranged from 3.3% to 6.7%; expected dividend yield of 0.0%; expected lives of 5 to 6 years; and expected volatility which ranged from 43.79% to 69.83%.

        As of May 31, 2002 a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

Note 8. Allowance for Doubtful Accounts and Inventory Valuation Reserves

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

Trade receivables:

Fiscal Years Ended May 31,	Beginning of Year Balance	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2002	$350,000	$(3,333)	$(96,667)	$250,000

2001	$380,000	$16,219	$(46,219)	$350,000

2000	$400,000	$244,326	$(264,326)	$380,000

Inventories:

Fiscal Years Ended May 31,	Beginning of Year Balance	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2002	$1,000,000	$60,000	$(34,942)	$1,025,058

2001	$700,000	$300,000	$—	$1,000,000

2000	$325,000	$375,000	$—	$700,000

Note 9. Business Segments

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

        The Company's long-lived assets are domiciled in the United States and Mexico. The table below presents information regarding the long-lived assets as of May 31:

	2002	2001
MEXICO:
Property and Equipment, cost	$8,641,282	$8,607,288
Less accumulated depreciation	4,082,195	3,424,816

Net property and equipment	$4,559,087	$5,182,472

UNITED STATES:
Property and Equipment, cost	$4,305,100	$4,511,291
Less accumulated depreciation	1,414,048	1,230,434

Net property and equipment	$2,891,052	$3,280,857

	$7,450,139	$8,463,329

Note 10. Business Combination

        On April 11, 2002, the Company entered into an Agreement and Plan of Exchange and Stock Purchase (the "Combination Agreement"), with Bourgogne et Grasset SA, a societé anonyme organized under the laws of the Republic of France ("B&G"). Under the Combination Agreement, the Company has agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholders of B&G, and the acquisition of B&G and its wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), by the Company (the "Combination").

        The stockholders of B&G will acquire 53.45% of the outstanding shares of the Company's common stock in exchange for all of the outstanding shares of B&G capital stock. As a result, B&G and Bud Jones will become wholly-owned subsidiaries of the Company. Based on 3,456,654 shares the Company's common stock currently outstanding, the Company will issue an additional 3,969,026 shares of its common stock to the stockholders of B&G which would result in a total of 7,425,680 shares outstanding immediately after the consummation of the Combination. In addition, the stockholders of B&G will be issued warrants to provide antidilution protection to the extent that any stock options or other stock conversion rights outstanding at the consummation of the Combination are subsequently exercised.

        In addition to the proposed Combination, B&G has agreed to purchase an aggregate of 670,000 shares of the Company's common stock from the Paul S. Endy, Jr. Living Trust (the "Endy Trust"), the Company's current controlling stockholder, for an aggregate purchase price of $1.0 million. Upon completion of both the proposed Combination and the purchase of shares from the Endy Trust, the stockholders of B&G will own approximately 63.0% of the Company's outstanding shares.

Selected Quarterly Financial Information (Unaudited)

	Fiscal Year Ended May 31, 2002
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$4,529	$3,974	$3,402	$4,657	$16,562
Gross profit	943	961	746	1,464	4,114
Operating loss	(293)	(580)	(815)	(109)	(1,797)
Net loss	$(308)	$(579)	$(827)	$(130)	$(1,844)

Basic and diluted net loss per common share:	$(0.08)	$(0.17)	$(0.24)	$(0.04)	$(0.53)

	Fiscal Year Ended May 31, 2001
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$5,309	$5,112	$4,953	$5,120	$20,494
Gross profit	1,260	1,056	1,102	1,260	4,678
Operating loss	(228)	(448)	(235)	(168)	(1,079)
Net loss	$(267)	$(466)	$(251)	$(188)	$(1,172)

Basic and diluted net loss per common share:	$(0.08)	$(0.14)	$(0.07)	$(0.05)	$(0.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        This information is incorporated by reference from the Company's proxy statement to be filed with the Commission in connection with its annual meeting of stockholders to be held in the fourth calendar quarter of 2002.

Item 11. Executive Compensation

        This information is incorporated by reference from the Company's proxy statement to be filed with the Commission in connection with its annual meeting of stockholders to be held in the fourth calendar quarter of 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference from the Company's proxy statement to be filed with the Commission in connection with its annual meeting of stockholders to be held in the fourth calendar quarter of 2002.

Item 13. Certain Relationships and Related Transactions

Indemnification of Directors and Officers

        This information is incorporated by reference from the Company's proxy statement to be filed with the Commission in connection with its annual meeting of stockholders to be held in the fourth calendar quarter of 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1.    Financial Statements

      Included in Part II of this report:

      Consolidated Balance Sheets at May 31, 2002 and 2001.

      Consolidated Statements of Operations for the Years Ended May 31, 2002, 2001 and 2000.

      Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows for the Years Ended May 31, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules

      All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (b)
  Reports on Form 8-K

    Current report on Form 8-K, dated April 11, 2002, filed by the Company on April 12, 2002, in which events under Item 5, Other Events, were reported.

    Current report on Form 8-K, dated March 5, 2002, filed by the Company on March 13, 2002, in which events under Item 5, Other Events, were reported.

  (c)
  Exhibits
3.01	Articles of Incorporation of Paul-Son Gaming Corporation and Certificate of Amendment of Articles of Incorporation of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 3.01.
3.02	Amended and Restated Bylaws of Paul-Son Gaming Corporation.
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
10.04
Promissory Note secured by Deed of Trust dated February 22, 2002, in favor of Jackson Federal Bank; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002, incorporated by reference from the Company's Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01.
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

PAUL-SON GAMING CORPORATION
July 11, 2002	By	/s/ ERIC P. ENDY Eric P. Endy Chief Executive Officer and Treasurer (Principal executive officer and principal financial officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 11, 2002	By	/s/ ERIC P. ENDY Eric P. Endy Chairman of the Board, President, (Principal executive officer and principal financial officer)
July 11, 2002	By	/s/ LORI SCHAFFER Lori Schaffer Controller
July 11, 2002	By	/s/ PAUL S. DENNIS Paul S. Dennis, Director
July 11, 2002	By	/s/ JERRY G. WEST Jerry G. West, Director
July 11, 2002	By	/s/ RICHARD W. SCOTT Richard W. Scott, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.02	Amended and Restated Bylaws of Paul-Son Gaming Corporation.
23.01	Consent of Deloitte & Touche LLP

QuickLinks

  PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS MAY 31, 2002
INDEPENDENT AUDITORS' REPORT
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS May 31, 2002 and 2001
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Fiscal years ended May 31, 2002, 2001 and 2000
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Fiscal years ended May 31, 2002, 2001 and 2000
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal years ended May 31, 2002, 2001 and 2000
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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