Form 10-Q
period 2002-08-31
PAUL SON GAMING CORP
filed 2002-10-15
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: August 31, 2002
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

        7,594,900 shares of Common Stock, $0.01 par value, as of October 11, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AUGUST 31, 2002 and MAY 31, 2002

	AUGUST 31, 2002	MAY 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,155,985	$1,225,364
Trade receivables, less allowance for doubtful accounts of $210,000 and $250,000	1,729,825	2,047,892
Inventories, net	2,546,199	2,598,320
Prepaid expenses	217,260	234,727
Other current assets	69,181	74,706

Total current assets	5,718,450	6,181,009

PROPERTY AND EQUIPMENT, net	7,246,358	7,450,139

OTHER ASSETS, net	537,157	557,136

	$13,501,965	$14,188,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$223,304	$291,727
Accounts payable	1,496,800	1,213,559
Accrued expenses	912,739	890,825
Customer deposits	35,285	66,498
Income taxes payable	18,362	14,521

Total current liabilities	2,686,490	2,477,130

LONG-TERM DEBT, net of current maturities	1,331,793	1,354,527

Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 3,483,947 shares as of August 31, 2002 and May 31, 2002	34,840	34,840
Additional paid-in capital	13,662,868	13,662,868
Treasury stock, at cost; 27,293 shares	(195,780)	(195,780)
Accumulated deficit	(4,018,246)	(3,145,301)

Total stockholders' equity	9,483,682	10,356,627

	$13,501,965	$14,188,284

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED AUGUST 31,
	2002	2001
Revenues	$3,739,839	$4,528,852
Cost of revenues	2,919,827	3,585,377

Gross profit	820,012	943,475
Selling, general and administrative expenses	1,279,672	1,208,468
Combination costs	369,450	27,067

Operating loss	(829,110)	(292,060)
Other (expense) income	(832)	4,480
Interest expense	(43,003)	(20,848)

Loss before income taxes	(872,945)	(308,428)
Income tax (expense) benefit	—	—

Net loss	$(872,945)	$(308,428)

Loss per share:
Basic	$(0.25)	$(0.09)
Diluted	$(0.25)	$(0.09)

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(872,945)	$(308,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234,471	218,842
Provision for doubtful accounts	10,000	3,532
Provision for inventory obsolescence	60,000	—
Loss on sale/disposal of assets		1,011
Change in operating assets and liabilities:
Accounts receivable	308,067	589,799
Inventories	(7,879)	323,344
Other current assets	22,992	(84,523)
Other assets		18,792
Accounts payable and accrued expenses	305,155	(530,162)
Customer deposits	(31,213)	(8,873)
Income taxes payable	3,841	(4,157)

Net cash provided by operating activities	32,489	219,177

Cash Flows from Investing Activities
Proceeds received on sale of property and equipment	—	81,971
Purchase of property and equipment	(10,711)	(6,419)

Net cash (used in) provided by investing activities	(10,711)	75,552

Cash Flows from Financing Activities
Principal payments on short-term/long-term borrowings	(91,157)	(294,728)

Net cash used in financing activities	(91,157)	(294,728)

Net (decrease) increase in cash and cash equivalents	(69,379)	1
Cash and cash equivalents, beginning of period	1,225,364	887,895

Cash and cash equivalents, end of period	$1,155,985	$887,896

Supplemental cash flow information:
Operating activities include cash payments for interest and income taxes as follows:
Interest paid	$43,003	$20,848
Income taxes paid	89,034	4,157

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS (unaudited)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Business

        On September 12, 2002, the stockholders of Paul-Son Gaming Corporation, a Nevada corporation (the "Company"), approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between the Company and Etablissements Bourgogne et Grasset S.A., a societe anonyme organized under the laws of France ("B&G"). The Company and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of the Company, B&G and B&G's wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of the Company (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Company common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of the Company. Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.

        Because the Combination was completed on September 12, 2002, the financial statements contained in this Form 10-Q, which are as of and for the three months ended August 31, 2002, do not yet reflect the Combination. The Company filed a Form 8-K dated September 12, 2002, which includes unaudited pro forma financial statements to illustrate the estimated effects of the Combination.

        On September 12, 2002, the Company's board of directors resolved to change its fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. The Company expects to file a quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2002 for the combined company.

  Basis of Consolidation and Presentation

        The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries at August 31, 2002, including Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V., Industrias Paul-Son de Mexico, S.A. de C.V. and Authentic Products, Inc. These statements do not give effect to the Combination. All material intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the Company's annual audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended May 31, 2002 and the Company's Definitive Proxy Statement filed on August 9, 2002.

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

        A summary of the Company's significant accounting policies follows:

  Cash and Cash Equivalents

        The Company considers all highly liquid investments and repurchase agreements with maturities of three months or less to be cash and cash equivalents. The carrying amount of these investments approximates their fair value due to their short maturities.

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

  Other Assets

        Included in other assets are goodwill, which is no longer amortized, and patent rights costs, which are being amortized over five years.

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

  Foreign Transactions

        Prior to the Combination, sales outside of the United States were not significant and substantially all transactions occurred in United States dollars.

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

  Recently Issued Accounting Guidance

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently reviewing goodwill to determine whether any impairment exists. During the quarter ended August 31, 2002, the Company did not record any goodwill amortization expense, compared to approximately $6,300 (or $0.00 per share) of goodwill amortization expense for the quarter ended August 31, 2001. As of August 31, 2002, the value of the goodwill was approximately $302,000.

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

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after

December 15, 2001. The Company adopted this statement on June 1, 2002, and the adoption did not have a material effect on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company will adopt this statement during 2003. Management believes that the adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Management believes that the adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

NOTE 2. INVENTORIES

        Inventories consist of the following:

	August 31, 2002	May 31, 2002
Raw materials	$1,520,190	$1,330,132
Work in process	214,420	224,742
Finished goods	1,896,647	2,068,504

	3,631,257	3,623,378
Less inventory reserves	1,085,058	1,025,058

	$2,546,199	$2,598,320

NOTE 3. LONG-TERM DEBT

        Long-term debt consists of the following:

	August 31, 2002	May 31, 2002
Note payable to bank in monthly installments of approximately $7,301 including variable interest (approximately 8% at August 31, 2002) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $874,000 balloon payment. The note is secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada	$990,977	$993,010
Capital lease obligation payable for equipment, fixed interest rate of 8% payable in monthly installments of approximately $12,250 through March 2006, collateralized by a second security interest on principally all Company assets	453,604	480,928
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $52,500, with interest at prime (approximately 4.75% at August 31, 2002) due February 2003	105,000	157,500
Various notes payable to finance company, interest at 2% to 5%, with principal and interest payments of approximately $1,125 due monthly through July 2003	5,516	14,816

	1,555,097	1,646,254
Less current portion	223,304	291,727

	$1,331,793	$1,354,527

NOTE 4. EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
For the 3 month period ended August 31, 2002
Net loss	$(872,945)		$(872,945)
Weighted Average Shares	3,456,654	—	3,456,654
Per Share Amount	$(0.25)		$(0.25)
For the 3 month period ended August 31, 2001
Net loss	$(308,428)		$(308,428)
Weighted Average Shares	3,449,757	—	3,449,757
Per Share Amount	$(0.09)		$(0.09)

        There were 12,500 dilutive stock options outstanding for the three months ended August 31, 2001. For the three months ended August 31, 2002, there were 19,000 dilutive stock options. However, these dilutive stock options were not included in the computation of net loss per share as their effect would be antidilutive.

        The Company has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net loss per share for the three months ended August 31, 2002 and 2001. These outstanding antidilutive options for the three months ended August 31, 2002 and 2001 were approximately 346,000 and 500,000, respectively.

NOTE 5. BUSINESS SEGMENT

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company manufactures and sells casino table game equipment and has determined that it operates in one operating segment-casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

NOTE 6. BUSINESS COMBINATION

        In connection with the Combination, on September 12, 2002, the Company completed a series of transactions that resulted in the transfer of control of the Company to the former B&G stockholders, and the acquisition of B&G and its wholly-owned subsidiary, Bud Jones, by Paul-Son. The Company issued to the former B&G stockholders (a) 3,969,026 shares of its common stock, and (b) antidilution warrants to purchase an additional 459,610 shares of its common stock, in exchange for all of the outstanding B&G capital stock. The former B&G stockholders also acquired an aggregate of 670,000 shares of the Company's common stock from the Paul S. Endy, Jr. Living Trust for an aggregate purchase price of $1.0 million. Because the former B&G stockholders now own a majority of the outstanding common stock of the Company as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of the Company. For a more detailed description of the Combination, including unaudited pro forma financial statements that illustrate the estimated effects of the Combination, see the Company's Form 8-K (File No. 0-23588) dated September 12, 2002.

        In addition, on September 12, 2002, the Company entered into an employment agreement with Gérard Charlier, the President of B&G, pursuant to which he will serve as President and Chief Executive Officer of the Company and each of its subsidiaries, including B&G, Paul-Son Gaming Supplies and Bud Jones. The agreement provides for Mr. Charlier's employment for five years, subject to earlier termination under certain circumstances. The agreement provides for Mr. Charlier to receive an annual salary of $100,000 as President and CEO of the Company and €115,000 (approximately US $113,900 at October 9, 2002) as President and CEO of B&G. Mr. Charlier, a French resident, will receive a housing allowance not to exceed $1,500 per month for housing in the Las Vegas area. He will also receive tax preparation services and use of Paul-Son automobiles. The employment agreement will be submitted for approval to the compensation committee of the board of directors. Pursuant to the agreement, the Company granted stock options to Mr. Charlier pursuant to its 1994 Long-Term Incentive Plan. One option permits Mr. Charlier to purchase 200,000 shares of its common stock at $3.40 per share. The option will vest on September 12, 2007 and is exercisable for five years following the date of vesting. The other option permits Mr. Charlier to purchase 100,000 shares at $3.40 per share, but will vest only if the Company's annual net profit reaches $2,000,000 before September 12, 2007. If the option vests it will remain exercisable for five years.

        On September 12, 2002, the Company also entered into an employment agreement with Eric Endy pursuant to which he will serve as Executive Vice President of the Company. The agreement provides for Eric Endy's employment for five years, subject to earlier termination under certain circumstances. The Company will pay Eric Endy an annual salary of $200,000. Eric Endy will be eligible to participate in performance bonus plans or programs and stock option plans available to other senior executives of the Company and in the Company's employee benefit plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

OVERVIEW

        The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. Our consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Statement on Forward-Looking Information."

        On September 12, 2002, the stockholders of the Company approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between the Company and Etablissements Bourgogne et Grasset S.A., a societe anonyme organized under the laws of France ("B&G"). The Company and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of the Company, B&G and B&G's wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined (the "Combination"), with B&G and Bud Jones becoming wholly-owned subsidiaries of the Company. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Company common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of the Company. Business activities of Paul-Son include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis, Mexico, Atlantic City, New Jersey and other locations. The Company sells its products to licensed casinos throughout the world.

        The Combination resulted in substantial changes to the Company. The size of the combined company, both measured in revenues, assets and liabilities, is substantially larger than the Company prior to the Combination. Substantial costs were incurred in effecting the Combination, and management has commenced implementing various changes to integrate the constituent companies, to reduce redundancies and to incorporate the new strategies for the combined company. As a result, the historical results of operations and discussions of financial condition, liquidity and capital resources contained herein, to the extent that they are based on the Company prior to the Combination, may not be meaningful with respect to the results of operations, financial condition, liquidity and capital resources of the Company going forward on a post-Combination basis.

        On September 12, 2002, the Company's board of directors resolved to change the Company's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. The Company expects to file a quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002 for the combined company.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended August 31, 2002 and August 31, 2001

        Revenues.    For the three months ended August 31, 2002, revenues were approximately $3.7 million, a decrease of approximately $789,000, or 17.4%, versus revenues of approximately $4.5 million for the three months ended August 31, 2001. The decrease in revenues for the 2002 period was caused principally by a general decline in sales of all products sold by the Company. Management believes that the effects of a post September 11, 2001 economic decline continued to contribute to the decrease in sales of casino chips, playing cards and other products sold by the Company. Sales of products manufactured by the Company totaled approximately $3.2 million in the 2002 period versus approximately $4.1 million in the same period of the prior year.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 78.1% for the three months ended August 31, 2002 as compared to 79.2% for the three months ended August 31, 2001. This decrease in the cost of revenues, as a percentage of sales, for the three months ended August 31, 2002 occurred primarily due to slightly higher average selling prices of the Company's products as well as a decline in the Mexican peso as compared to the prior year quarterly period.

        Gross Profit.    Gross profit for the three months ended August 31, 2002 decreased in absolute dollars by approximately $123,000 from the comparable period in the prior year. The gross margin percentage increased to 21.9% in the three months ended August 31, 2002 from 20.8% in the three months ended August 31, 2001. This slight improvement resulted from slight increases in average selling prices during the 2002 three month period as compared to the prior year quarterly period.

        Selling, General and Administrative Expenses.    For the three months ended August 31, 2002, selling, general and administrative expenses (excluding combination-related costs) increased approximately $71,000, or 5.9%, compared to the three months ended August 31, 2001.

        Combination Costs.    For the three months ended August 31, 2002, Combination-related costs were approximately $370,000, an increase of approximately $342,000 compared to the three months ended August 31, 2001. The Combination with B&G accounted for the increase.

        Interest Expense.    For the three months ended August 31, 2002, interest expense increased to approximately $43,000 from approximately $21,000 in the 2001 period. This increase was due to an increase in average borrowings outstanding during the three months ended August 31, 2002 from the note payable that the Company entered into with a bank in April 2002.

        Other (Expense) Income.    For the three months ended August 31, 2002, other (expense) income decreased to approximately $(1,000) from approximately $4,000 in the 2001 period.

        Net Loss.    For the three months ended August 31, 2002, the Company incurred a net loss of approximately $873,000, which net loss was approximately $565,000 greater than the net loss of approximately $308,000 for the three months ended August 31, 2001. The larger net loss was primarily due to the aforementioned decrease in revenues, gross profit margin percentages and the increase in SG&A expenses. Net loss per basic and diluted share was $0.25 and $.09 for the three months ended August 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

        Overview.    Management believes that the cash flow and cash on hand from the combined company should be sufficient to fund expenses, including expenses related to the Combination, on a short-term basis. Subsequent to August 31, 2002, the Company has incurred additional significant Combination-related expenses. As of September 30, 2002, the combined company had approximately $4,087,000 in cash and cash equivalents. For the longer term, in addition to these cash sources, management will evaluate other cash sources, including the sale of assets and bank or other lending facilities. There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company. The Company also expects the benefits of Combination-related efficiencies to begin following January 1, 2003.

        Working Capital.    Working capital totaled approximately $3.0 million and $3.7 million at August 31, 2002 and May 31, 2002.

        Cash Flow.    Operating activities provided approximately $32,000 in cash during the three months ended August 31, 2002, as compared to operating cash provided of approximately $219,000 during the same period in the prior year. The primary operational sources of cash during the period were related to reductions of accounts receivable balances and increases to accounts payable and accrued liabilities of approximately $613,000. Overall the Company's cash balance decreased from May 31, 2002 to August 31, 2002 by approximately $69,000.

        Secured Debt.    We entered into a $995,000 loan transaction, or the Loan, with Jackson Federal Bank, a federal savings bank, or Jackson, on March 5, 2002. The other principal terms of the Loan are as follows:

  •
  Interest Rate. The interest rate equals the greater of 8% per annum, or the Floor Rate, or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposits in the London market based on quotations of major banks, or Libor. The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve-month period or one-half percentage point per annum during any three-month period.

  •
  Maturity Date. The maturity date is March 1, 2012.

  •
  Payment Schedule. The Loan is payable in arrears in equal monthly installments of principal and interest (based on a 30-year amortization schedule) (currently approximately $7,300 per month) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable.

  •
  Security. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, or the Deed of Trust, encumbering our Las Vegas, Nevada headquarters.

  •
  Guaranty. The Company executed a Guaranty in favor of Jackson by which we guaranteed the obligations of Paul-Son Supplies under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan.

  •
  Prepayment. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve-month period of the Loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium.

  •
  Transfer Restrictions. The Loan is secured by a Deed of Trust that restricts us from transferring or encumbering (i) our Las Vegas headquarters; or (ii) any ownership interest in Paul-Son Supplies. Further, the Deed of Trust also grants to Jackson a security interest in Paul-Son Supplies' personal property, including but not limited to, machinery, furniture, fixtures, licenses and income.

        Other Debt.    In February 2002, the Company settled certain litigation. The settlement requires that the Company pay an aggregate of $210,000 in four equal principal installments of $52,500 which began February 2002 and are payable in June and October 2002 and in February 2003. Interest is charged at prime, which at February 28, 2002 was approximately 4.75%. This charge of $210,000 was recorded to SG&A expenses during fiscal 2002.

        Seasonality.    The Company does not typically experience seasonality relative to our revenues.

        Las Vegas Facilities.    In May 1997, the Company purchased its current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas, Nevada. The Las Vegas headquarters secures the Deed of Trust issued under the Loan. See "Secured Debt" above. In connection with the

Combination, Bud Jones will relocate its operations to the Las Vegas headquarters prior to December 31, 2002.

        San Luis Facilities.    The Company leased the 34,000 square foot main facility pursuant to an eight-year lease which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leases the main facility on a month-to-month basis. In December 1994, the Company purchased an adjacent 45,000 square foot facility for approximately $1.5 million. This facility is presently vacant and we are evaluating strategic options with this building including the possible sale thereof. In November 1997, we completed the purchase of the 66,000 square foot new San Luis Facility for approximately $1.1 million.

        Capital Expenditures.    We do not presently have plans to purchase any significant capital equipment for the fiscal year ended May 31, 2003.

        Recently Issued Accounting Guidance.    See Note 1 of the unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    During the fiscal quarter ended August 31, 2002, no material change in foreign exchange risks occurred.

        Interest Rate Risk.    During the fiscal quarter ended August 31, 2002, no material change in interest rate risks occurred.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer, executive vice president and controller, after evaluating the effectiveness of its "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        (b)  Changes in Internal Controls. There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Statement on Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Such forward-looking statements include, without limitation, the Company's current expectations or forecasts of the combination and the financial condition, results of operations, plans, objectives, future performance and business of Paul-Son after the Combination. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include risks associated with:

  •
  uncertainties related to integrating the Company and B&G;

  •
  uncertainties related to currency fluctuations among the United States, France and Mexico;

  •
  unexpected charges and expenses as a result of the Combination;

  •
  possible delisting from the Nasdaq SmallCap Market as a result of the Combination;

  •
  decline in B&G's revenues as a result of the end of European casinos converting their chips to Euros;

  •
  amount, nature and timing of capital expenditures;

  •
  unexpected fluctuations in operating costs and other expenses;

  •
  cash flow and anticipated liquidity;

  •
  ability to find and retain key employees and skilled personnel;

  •
  availability and cost of material and equipment;

  •
  availability of capital;

  •
  strength and financial resources of the Company's competitors;

  •
  regulatory developments;

  •
  general economic conditions; and

  •
  other risks more fully described in the Company's previous filings with the Securities and Exchange Commission, including the Definitive Proxy Statement filed on August 9, 2002; and Form 10-K for the fiscal year ended May 31, 2002, filed on July 15, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Paul-Son Gaming Corporation, Plaintiff v. Skipco, Inc., Toshiba Business Solutions and U.S. Bancorp., Defendants; Case No. A453852, District Court for Clark County, Nevada. On July 24, 2002, the Company filed a complaint against Skipco, Inc., Toshiba Business Solutions and U.S. Bancorp. Generally, the complaint alleges that between 1998 and 2000, the Company entered into several written lease agreements with Skipco and/or Toshiba pursuant to which the Company leased certain office equipment, including office copiers and facsimile machines. The Company alleges that Skipco and/or Toshiba, by and through their agent, fraudulently and without the Company's authorization, increased the base usage charges per copy and monthly guaranteed minimums due under the lease agreements. The Company seeks reformation and/or rescission of the lease agreements due to fraud, misrepresentation, and/or mistake; a declaratory judgment to declare the parties' rights with respect to the lease agreements; and damages for breach of the implied covenant of good faith and fair dealing. On August 21, 2002, Skipco and Toshiba filed an answer to the Company's complaint and a third-party complaint against its former employee and agent seeking damages against him for indemnity, contribution and fraudulent concealment. Defendant U.S. Bancorp filed its answer to the Company's complaint on September 26, 2002. Presently, there are no claims for relief asserted against the Company. The parties conducted the early case conference on October 2, 2002, where the parties exchanged relevant documents in their possession and the names of persons with knowledge of facts relevant to the pleadings filed in the action. Discovery has just commenced. There is no trial date scheduled or any other deadlines imposed by the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)  In connection with the Combination, on September 12, 2002, the Company amended its articles of incorporation to (i) remove certain Nevada anti-takeover provisions, (ii) remove certain control share redemption provisions, (iii) remove supermajority voting requirements to approve asset sales, mergers and share exchanges, (iv) remove supermajority voting requirements for amendments to the Company's articles of incorporation and (v) modify provisions with respect to certain gaming regulatory matters. In addition, on September 12, 2002, the Company amended its bylaws to (i) remove the provision providing for the classification of the Company's board of directors, (ii) elect not to be governed by certain Nevada anti-takeover statutes, and (iii) expand the Company's board of directors from four to seven persons.

        (c)  In connection with the Combination, on September 12, 2002, the Company issued to the former B&G stockholders (i) 3,969,026 shares of its common stock, and (ii) antidilution warrants to purchase an additional 459,610 shares of its common stock, in exchange for all of the outstanding B&G capital stock. The antidilution warrants, which have an exercise price of $0.01 per share, are only exercisable if, when and to the extent that the Company issues common stock upon the exercise or conversion of any options, warrants or other similar rights outstanding immediately prior to the closing of the Combination. In addition, the Company issued 84,610 shares to its investment banker as partial payment of the merger fee in connection with the Combination, and 84,610 shares to the former B&G stockholders reflecting the exercise of their antidilution warrants in the same amount. Each of the foregoing share issuances were exempt under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Company held an annual meeting of stockholders on May 20, 2002 for its fiscal year 2001 ("2001 Annual Meeting"). Jerry G. West was elected to serve as a director of the Company for a term expiring in fiscal year 2004. The results of the vote were as follows:

For	Withheld
2,915,259	295,932

        Other than the election of Jerry G. West as a director, no other matters were voted on by the stockholders at the 2001 Annual Meeting. There were no votes cast against, abstentions or broker non-votes with respect to the election of Mr. West. Directors continuing in officer were Eric Endy, Richard Scott and Paul Dennis.

        (b)  The Company held an annual meeting of stockholders on September 12, 2002 for its fiscal year 2002 ("2002 Annual Meeting"). At the 2002 Annual Meeting, stockholders voted on eight proposals presented in the Company's definitive proxy statement dated August 9, 2002. The results of the votes were as follows:

    Proposition 1:    Approval of the Agreement and Plan of Exchange and Stock Purchase between the Company and B&G and the transactions contemplated thereby.

For	Against	Abstain	Unvoted
2,558,632	14,065	7,057	793,794

    Proposition 2:    Election of one director of the Company, Eric Endy, to serve until the next annual meeting of stockholders.

For	Withheld
3,322,016	74,452

    There were no votes cast against, abstentions or broker non-votes with respect to the election of Mr. Endy. Directors continuing in office were Jerry West and Paul Dennis. Richard Scott resigned as a director effective upon the completion of the Combination. In addition, immediately following the Combination, Holding Wilson, S.A., the Company's controlling stockholder, designated Francois Carretté, Gérard Charlier and Alain Thieffry as directors. Benoit Aucouturier declined to be a director. Holding Wilson, S.A. will designate a fourth person to the board in the near future.

    Proposition 3: Amendment of the Company's Articles of Incorporation ("Articles") to elect not to be governed by the anti-takeover protections available to corporations under Nevada law.

For	Against	Abstain	Unvoted
2,611,475	22,150	8,431	793,794

    Proposition 4:    Amendment of the Articles to remove the provision allowing the board of directors to redeem control shares.

For	Against	Abstain	Unvoted
2,616,193	17,324	8,539	793,794

    Proposition 5:    Amendment of the Articles to remove the provision requiring the affirmative vote of two-thirds of the outstanding shares to approve a sale, lease or exchange of property or assets, or a merger or exchange of the Company's shares.

For	Against	Abstain	Unvoted
2,603,218	30,259	8,579	793,794

    Proposition 6:    Amendment of the Articles to remove the provision requiring the affirmative vote of two-thirds of the outstanding shares to approve an amendment to the Articles.

For	Against	Abstain	Unvoted
2,604,393	29,184	8,479	793,794

    Proposition 7:    Amendment of Article V of the Articles to modify certain provisions that are specific to the Nevada Gaming Commission and make such provisions apply to any gaming regulatory agencies to which the Company is then subject.

For	Against	Abstain	Unvoted
2,618,181	15,619	8,256	793,794

    Proposition 8:    Transaction of other business incident to the conduct of the meeting, including the approval of any adjournment of the meeting solely for the purpose of soliciting additional proxies in favor of proposals 1 through 7, if necessary.

For	Against	Abstain	Unvoted
2,571,008	60,517	10,531	793,794

ITEM 5. OTHER INFORMATION

        (a)    Pursuant to the Combination Agreement, Holding Wilson, the Company's controlling stockholder, is entitled to appoint four nominees to the Company's seven-member Board of Directors. Benoit Aucouturier was nominated by Holding Wilson as its fourth nominee, but initially declined to serve as a director. Subsequently, Mr. Aucouturier indicated that he would serve, and on October 14, 2002, Mr. Aucouturier was appointed a director. Mr. Aucouturier is the Managing Director of Compagnie d' Arbitrage Financier et Foncier, a family-owned investment company.

        (b)    The Company's common stock is currently listed on the Nasdaq SmallCap Market. On September 13, 2002, the Company received notification from Nasdaq indicating that the Company's securities are subject to delisting from the Nasdaq SmallCap Market because the Staff believes that the Company's combination with B&G constitutes a "reverse merger" under Rule 4330(f) and requires the Company to satisfy Nasdaq's initial listing requirements in order to remain on the exchange. The Company currently does not meet the $4.00 minimum bid price required for initial listing. Further, the Staff indicated in its letter that because the Company was then without a third independent director, the Company did not meet the independent director and audit committee requirements for continued listing on Nasdaq under Rules 4350(c) and 4350(d)(2). In response to the notice, the Company has requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff's classification of the combination transaction and to review the delisting determination. Nasdaq has scheduled the hearing on the Company's appeal for October 24, 2002. Also, subsequent to the Staff's notice, the Company has appointed a third independent director and believes that it is now in compliance with the Nasdaq independent director and audit committee requirements. If Nasdaq does not reverse its decision, the Company will use its best efforts to cause the Company's common stock to be listed on the Pacific Exchange as promptly as practicable in the event that Nasdaq delists the Company's common stock. The Company currently meets the initial listing criteria for Tier II of the Pacific Exchange. No assurance can be given, however, that the Company will be able to list its common stock on the Nasdaq or Pacific Exchange or that any active trading market in its shares will develop.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits. The following exhibits are filed as part of this Form 10-Q:

2.1	Agreement and Plan of Exchange and Stock Purchase Agreement dated as of April 11, 2002 and amended as of May 13, 2002, between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A. (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002).
2.2
Stock Purchase Agreement dated as of April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust and other Endy family trusts and the stockholders of B&G listed on the signature pages thereto (incorporated by reference to Annex D to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002).
3.1
Amended and Restated Articles of Incorporation of Paul-Son Gaming Corporation (incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002).
3.2
Second Amended and Restated Bylaws of Paul-Son Gaming Corporation (incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002).
10.1*	Employment Agreement dated September 12, 2002, between Gérard Charlier and Paul-Son Gaming Corporation.
10.2*	Employment Agreement dated September 12, 2002, between Eric Endy and Paul-Son Gaming Corporation.

*
filed herewith

        (b)  Reports on Form 8-K.

    A report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2002, to announce the completion of the combination transaction between the Company and B&G.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: October 14, 2002	By:
/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

Date: October 14, 2002	By:
/s/ ERIC ENDY Eric Endy, Executive Vice President

Date: October 14, 2002	By:
/s/ LORI SCHAFFER Lori Schaffer, Controller

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Paul-Son Gaming Corporation for the quarterly period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gérard Charlier, as Chief Executive Officer of the Company, Eric Endy, as Executive Vice President of the Company, and Lori Schaffer, as Controller of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley act of 2002, that, to the best of his or her knowledge:

    1.
    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2.
    The formation contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

PAUL-SON GAMING CORPORATION

Date: October 14, 2002	By:
/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

Date: October 14, 2002	By:
/s/ ERIC ENDY Eric Endy, Executive Vice President

Date: October 14, 2002	By:
/s/ LORI SCHAFFER Lori Schaffer, Controller

        This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of § 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
SARBANES-OXLEY ACT SECTION 302

        I, Gérard Charlier, President and Chief Executive Officer of Paul-Son Gaming Corporation, certify that:

    1.
    I have reviewed this quarterly report on Form 10-Q of Paul-Son Gaming Corporation;

    2.
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a.
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

    b.
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a.
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b.
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6.
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	By:
/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

CERTIFICATION OF EXECUTIVE VICE PRESIDENT
SARBANES-OXLEY ACT SECTION 302

        I, Eric Endy, Executive Vice President of Paul-Son Gaming Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Paul-Son Gaming Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	By:
/s/ ERIC ENDY Eric Endy, Executive Vice President

CERTIFICATION OF CONTROLLER
SARBANES-OXLEY ACT SECTION 302

        I, Lori Schaffer, Controller of Paul-Son Gaming Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Paul-Son Gaming Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	By:
/s/ LORI SCHAFFER Lori Schaffer, Controller

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Exchange and Stock Purchase Agreement dated as of April 11, 2002 and amended as of May 13, 2002, between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A. (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002.
2.2
Stock Purchase Agreement dated as of April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust and other Endy family trusts and the stockholders of B&G listed on the signature pages thereto (incorporated by reference to Annex D to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002.
3.1
Amended and Restated Articles of Incorporation of Paul-Son Gaming Corporation (incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002.
3.2
Second Amended and Restated Bylaws of Paul-Son Gaming Corporation (incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 0-23588) filed on August 9, 2002.
10.1*	Employment Agreement dated September 12, 2002, between Gérard Charlier and Paul-Son Gaming Corporation.
10.2*	Employment Agreement dated September 12, 2002, between Eric Endy and Paul-Son Gaming Corporation.

*
Filed herewith

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX