Form 10-Q
period 2002-09-30
PAUL SON GAMING CORP
filed 2002-11-14
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2002
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

        7,594,900 shares of Common Stock, $0.01 par value, as of November 6, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
SEPTEMBER 30, 2002 and DECEMBER 31, 2001
(dollars in thousands)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,015	$4,254
Marketable securities	1,684	943
Accounts receivables, less allowance for doubtful accounts of $442 and $140	1,963	3,860
Inventories, net	5,598	2,807
Other current assets	1,565	827

Total current assets	13,825	12,691

PROPERTY AND EQUIPMENT, net	9,411	4,485

OTHER ASSETS
Goodwill and other intangibles, net	3,701	3,759
Deposits and other assets	144	490

Total other assets	3,845	4,249

Total assets	$27,081	$21,425

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$806	$657
Accounts payable	3,210	3,829
Accrued expenses	2,353	1,420
Customer deposits	781	1,786
Income taxes and other taxes payable	80	847
Other current liabilities	329	233

Total current liabilities	7,559	8,772
LONG-TERM DEBT, net of current maturities	3,453	2,333
Deferred tax liability	135	116

Total liabilities	11,147	11,221

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 7,594,900 and 4,053,636 shares as of September 30, 2002 and December 31, 2001	76	41
Additional paid-in capital	14,253	7,642
Treasury stock, at cost; 27,293 shares	(196)	—
Retained earnings	2,424	3,532
Accumulated other comprehensive loss	(623)	(1,011)

Total stockholders' equity	15,934	10,204

	$27,081	$21,425

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Revenues	$4,115	$5,383	$13,154	$13,330
Cost of revenues	2,787	3,673	8,823	9,507

Gross profit	1,328	1,710	4,331	3,823

Operating expenses
Product development	40	67	95	129
Marketing and sales	627	399	1,752	1,257
General and administrative	1,511	873	3,366	2,559

Total operating expenses	2,178	1,339	5,213	3,945

Income (loss) from operations	(850)	371	(882)	(122)

Other (expense) income
Loss (gain) on foreign currency transactions	(3)	(124)	(69)	199
Gain on sale of marketable securities	—	28	—	28
Interest income	6	21	15	90
Interest expense	(46)	(28)	(129)	(96)
Other income (expense)	51	1	(4)	1

Income (loss) before income taxes	(842)	269	(1,069)	100
Income tax benefit (expense)	278	(132)	(39)	(67)

Net income (loss)	$(564)	$137	$(1,108)	$33

Net income (loss) per share:
Basic	$(0.12)	$0.03	$(0.26)	$0.01
Diluted	$(0.12)	$0.03	$(0.26)	$0.01

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(dollars in thousands)

	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2002 (see Note 2)	4,053,636	$41	$7,642	$—	$3,532	$(1,011)	$10,204
Net loss					(1,108)		(1,108)
Combination of Paul-Son at September 12, 2002	3,541,264	35	6,611	(196)			6,450
Unrealized gain on securities, net of $12 tax						21	21
Foreign currency translation adjustment						367	367

Balance at September 30, 2002	7,594,900	$76	$14,253	$(196)	$2,424	$(623)	$15,934

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Operating Activities:
Net income (loss)	$(1,108)	$33
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	750	642
Amortization	201	94
Deferred taxes	102	(253)
Loss on disposal of property and equipment	32	—
Gain on sales of marketable securities	—	(28)
(Increase) decrease in operating assets:
Accounts receivable	3,569	801
Inventories	194	(1,296)
Other current assets	(418)	50
Deposits and other assets	(5)	(58)
Increase (decrease) in operating liabilities:
Accounts payable	(2,666)	468
Customer deposits	(799)	2,725
Accrued expenses	(214)	68
Other current liabilities	(702)	(52)

Cash (used in) provided by operating activities	(1,064)	3,194

Investing activities:
Purchase of marketable securities	(591)	(414)
Proceeds from sale of marketable securities	—	850
Acquisition of property and equipment	(159)	(3,496)
Proceeds from sale of property and equipment	42	—
Cash acquired in business combination	1,143	—
Increase in other assets	(340)	(193)

Cash provided by (used in) investing activities	95	(3,253)

Financing activities
Proceeds from long-term debt	—	2,417
Repayment of long-term debt	(561)	(463)

Cash (used in) provided by financing activities	(561)	1,954

Effect of exchange rate changes on cash	291	(131)

Net increase (decrease) in cash and cash equivalents	(1,239)	1,764
Cash and cash equivalents, beginning of the period	4,254	2,237

Cash and cash equivalents, end of the period	$3,015	$4,001

Supplemental disclosure of cash flow information
Cash paid for interest	$143	$108
Cash paid for taxes	$1,008	$97

PAUL-SON GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (Continued)
(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Non-cash transactions:
Business combination:
Cash acquired	$1,143	$—
Current assets, net of cash	4,582	—
Property and equipment, net	7,231	—
Other assets	535	—
Current liabilities	(2,764)	—
Long-term debt	(1,332)	—
Net equity	(9,395)	—

	$—	$—

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Business

        Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son") and each of its subsidiaries are collectively referred to herein as the "Company." On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of Paul-Son, B&G and B&G's wholly-owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Note 2)

        The Company is a leading manufacturer and supplier of casino table game equipment in the world. Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company's revenue is derived primarily from the sale of gaming products to casinos throughout the world. Most of the Company's products are sold directly to end-users. In some regions of the world, however, the Company sells through distributors.

        On September 12, 2002, Paul-Son's board of directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Paul-Son expects to file an annual report on Form 10-K for the fiscal year ending December 31, 2002 for the combined company.

  Basis of Consolidation and Presentation

        The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, including B&G, Bud Jones, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V., Industrias Paul-Son de Mexico, S.A. de C.V. and Authentic Products, Inc. (See Note 2) All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with Paul-Son's annual audited consolidated financial statements and related notes included in Paul-Son's Form 10-K for the year ended May 31, 2002, Paul-Son's Definitive Proxy Statement filed on August 9, 2002, and Paul-Son's Form 8-K dated September 12, 2002.

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

  Fair Value of Financial Instruments

        The fair value of cash, marketable securities, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

  Accounts Receivables and Customer Deposits

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

  Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the Company's securities are classified as available-for-sale and, as such, are carried at fair value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The first-in, first-out method is used to determine the cost of securities disposed of. Marketable securities consist of mutual funds. These investments are held with one major financial institution in the Company's name. In accordance with SFAS No. 115, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported within accumulated other comprehensive income (loss).

  Inventories

        Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the weighted average and first-in, first-out methods. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory consists of dice, chips, other gaming equipment and supplies.

  Property and Equipment

        Property and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements	18-27
Furniture and equipment	5-10
Vehicles	4-7

        The cost of maintenance and repairs is charged to expense as incurred. Major additions and betterments are capitalized.

  Goodwill and Other Intangible Assets

        Goodwill and certain trademarks with indefinite lives are not amortized. Other intangible assets such as patents, non-compete agreements and other with definite lives are amortized over their useful lives ranging from three to fourteen years.

  Debt

        The Company includes obligations from capitalized leases in its long- and short-term debt captions for financial reporting purposes.

  Revenue Recognition

        Substantially all revenue is recognized when products are shipped to customers. The Company typically sells its products with payment terms of net 30 days or less.

        The Company offers a limited warranty on its products. Sales returns and warranty reserves are provided for as incurred under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

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

        Paul-Son and its subsidiaries file separate income tax returns in their respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

        No provision has been made for French or United States federal and state taxes that may result from future remittances of undistributed earnings of the U.S. subsidiaries ($3,013,000 at December 31, 2001 and $834,000 at September 30, 2002) because it is expected that such earnings will be permanently reinvested in the U.S. operations. It is not practicable to estimate the amount of taxes that might be payable on the eventual repatriation of these earnings. Due to the uncertainty of the timing and amount of future profits, the Company did not record a benefit against the pre-tax losses of the Company.

  Foreign Currency Transactions

        The financial statements of B&G are measured using the Euro as the local functional currency. Assets and liabilities of B&G are translated into the U.S. Dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. Dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 52 and are shown within accumulated other comprehensive income.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

  Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the September 30, 2002 presentation. These reclassifications had no effect on the Company's net income (loss).

  Recently Issued Accounting Guidance

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations. "SFAS 141 eliminates the use of the pooling-of interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. The Company adopted SFAS No. 142 as of January 1, 2002. The Company expects to receive future benefits from goodwill and trademarks over an indefinite period of time and, as of January 1, 2002, ceased amortizing them. The Company completed the transitional goodwill impairment test, and as a result of this test, no impairment of goodwill and trademarks was deemed necessary.

        The Company applied these new rules of accounting for goodwill and other intangible assets as of January 1, 2002. A reconciliation of previously reported net income to pro forma amounts adjusted for the exclusion of the amortization of goodwill and trademarks follows (in thousands):

	For the 3 Months Ended September 30, 2001	For the 9 Months Ended September 30, 2001
Net income as reported	$137	$33
Add back: Goodwill and Trademark
Amortization, net of tax effect	18	54

Adjusted net income, pro forma	$155	$87

Adjusted earnings per share, pro forma	$0.04	$0.02

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and the adoption did not have a material effect on its consolidated financial statements.

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

NOTE 2. BUSINESS COMBINATIONS

        Pursuant to the Combination Agreement, Paul-Son acquired 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing equaled 53.45% of the outstanding shares of Paul-Son common stock and (b) warrants to provide antidilution protection to the extent that the stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised. Accordingly, Paul-Son issued 3,969,026 shares of its authorized common stock to the stockholders of B&G. The B&G stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised reflecting the issuance of 84,610 shares to Paul-Son's investment banker in connection with the Combination. Therefore, the B&G stockholders were issued a total of 4,053,638 shares in connection with the combination. These transactions resulted in a total of 7,594,900 shares of Paul-Son common stock outstanding immediately after the closing.

        Paul-Son also purchased 100% of the shares in B&G's wholly-owned subsidiary, Bud Jones. In payment of the Bud Jones shares, Paul-Son issued a promissory note to B&G in the principal amount of $5,437,016. The promissory note is payable in full on the fifth anniversary of the closing. Interest on the promissory note is payable annually at a rate equal to the average prime rate for the year. The promissory note will continue to be an asset of B&G. Paul-Son and B&G determined the Combination consideration pursuant to arm's length negotiations between the parties. Prior to the Combination, Paul-Son received the written opinion dated May 20, 2002 from its investment banker that, from a financial point of view, as of the date of such opinion, the consideration to be paid to the B&G stockholders in the Combination was fair from a financial point of view to the holders of Paul-Son common stock. This promissory note is eliminated in connection with the consolidation of the Company.

        The Combination was accounted for as a reverse acquisition under generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G. As a result of this reverse acquisition treatment; (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, and therefore no longer presented; (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the three and nine months ended September 30, 2002 include 19 days (September 12 to September 30, 2002) of operating activity for Paul-Son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the three and nine months ended September 30, 2002 and 2001 include the consolidated operating results of B&G for the entire periods presented.

        The purchase consideration of the Combination is assumed to be approximately $6.5 million, based on the sum of the fair market value of the outstanding shares of Paul-Son common stock, the fair market value of the Paul-Son stock options and the direct costs associated with the transaction. The fair market value of the shares of Paul-Son common stock used in determining the purchase price was $1.57 per share, which reflects the average of the closing prices, as reported on the Nasdaq SmallCap Market, of Paul-Son common stock on April 11, 2002, the date the Combination was announced, and on the three business days before and after this announcement.

        The fair value of the Paul-Son stock options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of approximately 3.0%, expected lives of approximately 2 to 9 years, expected dividend rate of 0%, and volatility of approximately 100%.

        These pro forma adjustments reflect the allocation to the assets and liabilities of Paul-Son of the difference between the purchase consideration and the book value of Paul-Son (negative goodwill). Paul-Son's book value is assumed to be its stockholders' equity (dollars in thousands, except share data):

Consideration:
Shares of Paul-Son common stock outstanding	3,541,264
Average market price per share of Paul-Son common stock	$1.57

Fair market value of Paul-Son common stock	5,560
Fair value of Paul-Son stock options	118
Direct costs	772

Total	6,450
Book value of Paul-Son prior to the Combination:
Stockholders' equity at September 12, 2002	9,395

Negative goodwill	$2,945

This negative goodwill has been allocated to reduce:
Direct costs of combination	$772
The Assets of Paul-Son as follows:
Property and equipment, net	1,830
Other assets	343

Total	$2,945

        Pursuant to the Combination Agreement, the B&G stockholders received warrants to provide antidilution protection to the extent that any stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised. Since the exercisability of the warrants is contingent upon the number of Paul-Son options that are exercised subsequent to completion of the transaction, no amount was allocated to the warrants.

        Pro forma unaudited financial information for Paul-Son on a consolidated basis, giving effect to the Combination as if it had occurred at the beginning of all the periods presented, is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share amounts)
Operating revenue	$7,319	$9,912	$24,417	$27,932
Operating income (loss)	(1,478)	79	(2,434)	(817)
Net loss	(1,231)	(171)	(2,732)	(714)
Net loss per share	(0.16)	(0.02)	(0.36)	(0.10)

NOTE 3. INVENTORIES

        Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$3,463	$1,692
Work in process	735	705
Finished goods	2,499	410
Less inventory reserves	(1,099)	—

	$5,598	$2,807

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS (in thousands)

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill	$1,479	$(61)	$1,418	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,011	(254)	757	757	(28)	729	8 to 14
Customer relationship	432	(84)	348	422	(46)	376	7
Noncompete agreement	730	(135)	595	730	(34)	696	3 to 6
Other				1	—	1	5

Total	$4,272	$(571)	$3,701	$3,965	$(206)	$3,759

        Amortization expense for the nine months ended September 30, 2002 and 2001 was $201 and $94, respectively.

Estimated Amortization Expense for Years Ending December 31
2002	$143
2003	312
2004	292
2005	262
2006	255
2007	216

NOTE 5. LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Note payable due to a commercial bank in quarterly installments of $98 including interest of 5.10% through February 2008. This note is guaranteed by the majority stockholder	$2,082	$2,078
Note payable to bank in monthly installments of approximately $7 including variable interest (approximately 8% at September 30, 2002) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $874 balloon payment. The note is secured by a first deed of trust on the Company's main facility in Las Vegas, Nevada	990	—
Capital lease obligation payable for equipment, fixed interest rate of 8% payable in monthly installments of approximately $12 through March 2006, collateralized by a second security interest on principally all Company assets	444	—
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $52, with interest at prime (approximately 4.75% at September 30, 2002) due February 2003	105	—
Capital lease obligation payable for equipment, fixed interest rate of 7.77% payable in monthly installments of approximately $8 through December 7, 2005	285	341
Capital lease obligation payable for equipment, fixed interest rate of 7.75% payable in monthly installments of approximately $3 through January 21, 2004	51	77
Other capital lease obligations with varying rates and maturities	184	208
Various notes payable to commercial banks, interest at 4.2% to 6.9%, with principal and interest payments due monthly from 2002 through 2003	118	286

Total	4,259	2,990
Less current portion	(806)	(657)

	$3,453	$2,333

NOTE 6. EARNINGS PER SHARE

        Per share data is based on the number of Paul-Son common shares that would have been outstanding had the Combination occurred as of the earliest period presented. In order to compute the number of shares used in the calculation of basic and diluted income (loss) per share, the number of shares issued to B&G in the Combination was added to the weighted-average number of Paul-Son shares outstanding as of the earliest period presented. Potentially dilutive securities are not taken into account when their effect would be anti-dilutive. The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, "Earnings per Share":

	Basic	Dilutive Stock Options	Diluted
	(in thousands, except per share amounts)
For the 3 month period ended September 30, 2002
Net loss	$(564)		$(564)
Weighted Average Shares	4,785	14	4,799
Per Share Amount	$(0.12)		$(0.12)
For the 3 month period ended September 30, 2001
Net income	$137		$137
Weighted Average Shares	4,054	—	4,054
Per Share Amount	$0.03		$0.03
For the 9 month period ended September 30, 2002
Net loss	$(1,108)		$(1,108)
Weighted Average Shares	4,221	6	4,227
Per Share Amount	$(0.26)		$(0.26)
For the 9 month period ended September 30, 2001
Net income	$33		$33
Weighted Average Shares	4,054	—	4,054
Per Share Amount	$0.01		$0.01

        Paul-Son has granted certain stock options to purchase common stock which had an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001. The outstanding antidilutive options for the three months ended September 30, 2002 and 2001 were approximately 674 and 0, respectively. The outstanding antidilutive options for the nine months ended September 30, 2002 and 2001 were approximately 682 and 0, respectively. B&G did not grant stock options and therefore stock options were 0 during 2001.

NOTE 7. COMMITMENTS AND CONTINGENCIES

  Capital Lease Obligations

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2002 (in thousands):

Years Ending December 31
2002	$153
2003	353
2004	296
2005	277
2006	32

Minimum lease payment	1,111
Less: amount representing interest	147

Present value of net minimum lease payments	$964

        The present value of minimum future obligations shown above is calculated based on annual interest rates ranging from 3.7% to 9.3%.

        The Company is engaged in disputes and claims arising in the normal course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(564)	$137	$(1,108)	$33
Currency translation adjustment	8	167	367	(146)
Unrealized gain on securities	—	—	21	—

Total comprehensive income (loss)	$(556)	$304	$(720)	$(113)

NOTE 9. RELATED PARTY TRANSACTIONS

        B&G's former majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastic, Inc., and T-K Specialty Company, Inc. Fees charged to the Company by its majority stockholder for such expenses for the nine months ended September 30, 2002 and 2001 were approximately $0 and $49,000, respectively.

        Ron-Lynn Enterprises, a company co-owned by Ron Coiro, Vice President of Sales of Paul-Son Supplies, provides miscellaneous table game plastic accessories to Paul-Son Supplies, including dealing shoes, money paddles and discard holders. For the nine months ended September 30, 2002 and 2001, Paul-Son Supplies paid Mr. Coiro approximately $52,600 and $89,800, respectively.

        Paul-Son leases its main 34,000 square foot manufacturing facility located in San Luis, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana. The lease began as an eight-year lease that expired in April 2001, with an option to extend the term an additional 12 years. Paul-Son did not exercise its option to extend the lease, but currently leases the main facility for approximately $12,000 per month on a month-to-month basis.

NOTE 10. BUSINESS SEGMENT

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. The Company manufactures and sells casino table game equipment and has determined that it operates in one operating segment-casino game equipment products. The segment is comprises of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

        The following table presents certain data by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales to external customers:
United States	$1,729	$1,018	$4,178	$3,287
Europe	1,046	3,350	4,876	6,433
Other	1,340	1,015	4,100	3,610

Total consolidated net sales to external customers	$4,115	$5,383	$13,154	$13,330

	At September 30. 2002	At December 31, 2001
Property and equipment, net
United States	$4,321	$3,021
Europe	1,808	1,464
Mexico	3,282	—

Total property and equipment, net	$9,411	$4,485

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

OVERVIEW

        Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son") and each of its subsidiaries are collectively referred to herein as the "Company." The following discussion is intended to assist in the understanding of the Company's results of operations and its present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Statement on Forward-Looking Information."

        On September 12, 2002, the stockholders of Paul-Son approved the Combination Agreement. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of Paul-Son, B&G and B&G's wholly-owned subsidiary, Bud Jones, were combined with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis, Mexico; Atlantic City, New Jersey and other locations. The Company sells its products to licensed casinos throughout the world.

        The Combination was accounted for as a reverse acquisition under generally accepted accounting principles, with B&G considered as the acquiring entity even though Paul-Son survives and is the legal parent of B&G. As a result of this reverse acquisition treatment; (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, and therefore no longer presented; (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the three and nine months ended September 30, 2002 include 19 days (September 12 to September 30, 2002) of operating activity for Paul-Son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the three and nine months ended September 30, 2002 and 2001 include the operating results of B&G for the entire periods presented.

        The Combination resulted in substantial changes to the Company. The size of the combined company, both measured in revenues, assets and liabilities, is substantially larger than the Company prior to the Combination. Substantial costs were incurred in effecting the Combination, and management has commenced implementing various changes to integrate the constituent companies, to reduce redundancies and to incorporate the new strategies for the combined company. As a result, the historical results of operations and discussions of financial condition, liquidity and capital resources contained herein, to the extent that they are based on B&G or Paul-Son prior to the Combination, may not be meaningful with respect to the results of operations, financial condition, liquidity and capital resources of the Company going forward on a post-Combination basis.

        On September 12, 2002, Paul-Son's board of directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Therefore, the Company is filing this Form 10-Q for the quarter ended September 30, 2002, and expects to file an annual report on Form 10-K for the fiscal year ending December 31, 2002 for the combined company.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the depreciable lives of its assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on their historical experience, terms of existing contracts, observance of industry trends, information provided by or gathered from customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from the estimates. To provide an understanding of the methodology applied, the significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2002 and September 30, 2001

        Revenues.    For the three months ended September 30, 2002, revenues were approximately $4.1 million, a decrease of approximately $1.3 million, or 23.6%, versus revenues of approximately $5.4 million for the three months ended September 30, 2001. This decrease in revenues for the quarter ended September 30, 2002 was principally the result of (a) decreased sales of approximately $1.8 million in European and American-style casino chips sold principally in B&G's international markets in 2002 reflecting a decline in demand for "EURO" denominated chips, as many European casinos converted to these chips during 2001 and early 2002; and (b) a loss of roulette wheel sales after surrendering Bud Jones' Nevada gaming license which declines were offset by (i) sales increases in Switzerland due to new casino openings and to increased sales in the Far East and South Africa; and (ii) by including $536,000 of revenues for Paul-Son for the period after the Combination.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased slightly to 67.7% for the three months ended September 30, 2002, compared to 68.2% during the similar period in 2001. The slight increase in gross margin occurred principally due to two factors: (a) a significant increase in gross margins of B&G; and (b) inclusion of Paul-Son which has a higher gross margin percentage than Bud Jones. These increases were partially offset by a significant decrease in gross margin percentage of Bud Jones. Management believes the significant decline in the U.S. gross margins was attributable to a decrease in sales as discussed in the previous section and increased competition, including pre-Combination competition between Paul-Son and Bud Jones. A decline in sales caused an inability to absorb fixed manufacturing overhead expenses and increased competition brought average selling prices down. This decline was offset, in part, by a significant increase in gross profit margins from B&G's French operations. This improvement was principally related to (a) the absence of certain sales discounting practices which occurred during the three months ended September 30, 2001; and (b) fewer premium and start up costs relating to the production of the new casino microchip product.

        Gross Profit.    Gross profit for the three months ended September 30, 2002 decreased by approximately $382,000 from the comparable prior year quarterly period. This occurred as a result of the aforementioned decrease in revenues of approximately $1,268,000 offset by the decreased cost of revenues of approximately $886,000.

        Operating Expenses.    Operating expenses, which include product development, sales, marketing, general and administrative costs, increased approximately $839,000, or 62.7%, from approximately $1.3 million during the three months ended September 30, 2001 to approximately $2.2 million during the three months ended September 30, 2002. This increase was primarily attributable to (a) $363,000 in operating costs of Paul-Son after the Combination, including costs associated with the Combination which were expensed by Paul-Son; (b) increased general and administrative costs associated with B&G changing its legal form under French law; (c) increased professional fees associated with public reporting for B&G and Bud Jones; (d) operating costs associated with businesses acquired in the third quarter of 2001; and (e) increased costs of regulatory license fees based on the new jurisdictions in which B&G sells its products.

        Interest Expense.    For the three months ended September 30, 2002, interest expense increased to approximately $46,000 from approximately $28,000 for the three months ended September 30, 2001. This increase of approximately $18,000 was primarily caused by an increase in the average outstanding debt amounts in the 2002 period as compared to the 2001 period.

        Other Income/Expense.    During the three months ended September 30, 2002, other income, including gains on foreign currency transactions, interest income, gains on sales of marketable securities and other income/expenses increased to approximately $54,000 income from approximately $74,000 loss during the three months ended September 30, 2001. This increase of approximately $128,000 was principally the result of foreign currency exchange losses of approximately $124,000 in the 2001 period as compared to currency exchange losses of approximately $3,000 in the 2002 period. This variation occurred as a result of the volatility between the U.S. Dollar and the French currency, or the Euro, as the case may be, between the quarterly periods. In addition, there was higher interest income in the 2001 period of approximately $15,000 based on higher average cash balances in the 2001 period.

        Income Taxes.    During the three months ended September 30, 2002, the Company recorded a tax benefit of approximately $278,000 as compared to a tax provision of approximately $132,000 for the three months ended September 30, 2001. The tax benefit for the 2002 period is primarily a result of a foreign tax benefit realized by B&G selling Bud Jones to Paul-Son and deducting for foreign tax purposes costs that were capitalized for financial accounting purposes. During the 2002 period, taxable income of the Company's foreign businesses could not be offset by pretax losses incurred in Paul-Son and Bud Jones. The effective income tax rate in the 2002 period was 33%. During the three months ended September 30, 2001, the Company had consolidated net pretax income and foreign business pretax income was significantly more than in the 2002 period. The Company recorded a tax benefit of $86,000 from its pretax losses in 2001, which offset foreign taxes of $218,000. The Company recorded tax benefits on its U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities. Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Paul-Son and Bud Jones for the 2002 period.

        Net Income/Loss.    For the three months ended September 30, 2002, the Company recorded a net loss of approximately $564,000, including a $206,000 loss from Paul-Son after the Combination. This occurred as the aforementioned decrease in revenues and increase in operating expenses were partially offset by decreases in income tax expenses. During the three months ended September 30, 2001, the Company recorded net income of approximately $137,000 as a result of the aforementioned decrease in revenues and increase in operating expenses in the 2001 period as compared to the 2002 period.

        Other Comprehensive Income/Loss.    For the three months ended September 30, 2002 and 2001, respectively, the Company reported approximately $8,000 and $167,000 of comprehensive income from foreign currency translation adjustments.

Comparison of Operations for the Nine Months Ended September 30, 2002 and 2001

        Revenues.    For the nine months ended September 30, 2002, revenues were approximately $13.2 million, a decrease of approximately $176,000, or 1.3%, versus revenues of approximately $13.3 million for the nine months ended September 30, 2001. This decrease in revenues for the nine months ended September 30, 2002 was principally the result of (a) decreased sales of approximately $712,000 in European and American-style casino chips sold principally in B&G's international markets in 2002 reflecting a decline in demand for "EURO" denominated chips, as many European casinos converted to these chips during 2001 and early 2002; and (b) a loss of roulette wheel sales after surrendering Bud Jones' Nevada gaming license which declines were offset by (i) sales increases in Switzerland due to new casino openings; and (ii) $536,000 of revenues from Paul-Son as a result of the Combination.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased slightly to 67.1% for the nine months ended September 30, 2002, compared to 71.3% during the similar period in 2001. The increase in gross margin occurred principally due to two factors: (a) an increase in gross margins of B&G; and (b) inclusion of Paul-Son which has a higher gross margin percentage than Bud Jones. The increase was partially offset by a decrease in gross margin percentage of Bud Jones. Management believes the significant decline in the U.S. gross margins was attributable to a decrease in sales caused by a general economic decline in certain U.S. markets, loss of roulette wheel sales after surrendering Bud Jones' Nevada gaming license, decreased foreign sales after terminating Paul-Son's relationship with a foreign distributor, transitioning foreign distribution to B&G, and increased competition, including pre-Combination competition between Paul-Son and Bud Jones. A decline in sales caused an inability to absorb fixed manufacturing overhead expenses and increased competition brought average selling prices down. This decline was offset, in part, by a significant increase in gross profit margins from B&G's French operations. This improvement was principally related to (a) the absence of certain sales discounting practices which occurred during the three months ended September 30, 2001; and (b) fewer premium and start up costs relating to the production of the new casino microchip product.

        Gross Profit.    Gross profit for the nine months ended September 30, 2002 increased by approximately $508,000 from the similar period in 2001. This occurred as a result of the aforementioned decrease in revenues of approximately $176,000 offset by decreased cost of revenues of approximately $684,000.

        Operating Expenses.    During the nine months ended September 30, 2002, operating expenses, which include product development, sales, marketing, general and administrative costs, increased approximately $1.3 million, or 32.1%, from approximately $3.9 million during the nine months ended September 30, 2001 to approximately $5.2 million during the nine months ended September 30, 2002. This increase was primarily attributable to (a) $363,000 in operating costs of Paul-Son after the Combination including costs associated with the combination expensed by Paul-Son; (b) increased general and administrative costs associated with B&G changing its legal form under French law; (c) increased professional fees associated with public reporting for B&G and Bud Jones; (d) operating costs associated with businesses acquired in the third quarter of 2001; (e) increased sales and marketing costs; and (f) increased costs of regulatory license fees based on the new jurisdictions in which B&G sells its products.

        Interest Expense.    For the nine months ended September 30, 2002, interest expense increased to approximately $129,000 from approximately $96,000 for the nine months ended September 30, 2001. This increase of approximately $33,000 was caused by an increase in the average outstanding debt amounts in the 2002 period as compared to the 2001 period.

        Other Income/Expense.    During the nine months ended September 30, 2002, other income, including gains on foreign currency transactions, interest income, gains on sales of marketable securities and other income/expenses decreased to approximately $58,000 loss from approximately $318,000 income during the nine months ended September 30, 2001. This decrease of approximately $376,000 was principally the result of foreign currency exchange gains of approximately $199,000 in the 2001 period as compared to currency exchange losses of approximately $69,000 in the 2002 period. This variation occurred as a result of the volatility between the U.S. Dollar and the French currency, or the Euro, as the case may be, between the quarterly periods. In addition, there was higher interest income of in the 2001 period of approximately $75,000 based on higher average cash balances in the 2001 period.

        Income Taxes.    During the nine months ended September 30, 2002, the Company recorded a tax provision of approximately $39,000 as compared to a tax provision of approximately $67,000 for the period 2001. During the 2002 period, taxable income of the Company's foreign businesses could not be offset by pretax losses incurred by Paul-Son and Bud Jones. The effective income tax rate in the 2002 period was 3.6%. During the nine months ended September 30, 2001, the Company had consolidated net pretax losses and foreign business pretax income was slightly more than the 2002 period. The Company recorded a tax benefit of $256,000 from its pretax losses in 2001, which offset foreign taxes of $324,000. The Company recorded tax benefits on its U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities. Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Paul-Son and Bud Jones for the 2002 period.

        Net Income/Loss.    For the nine months ended September 30, 2002, the Company recorded a net loss of approximately $1.1 million, including a $206,000 loss from Paul-Son for the period after the Combination. This occurred as the aforementioned decrease in revenues, decrease in cost of revenues and increase in operating expenses, decrease in other income, increase in other expenses were partially offset by increases in income tax expenses. During the nine months ended September 30, 2001, the Company recorded net income of approximately $33,000, as a result of the aforementioned increase in revenues and decrease in operating expenses in the 2001 period as compared to the 2002 period.

        Other Comprehensive Income/Loss.    For nine months ended September 30, 2002 and 2001, respectively, the Company incurred approximately $388,000 and $(146,000) of comprehensive income (loss) from foreign currency translation adjustments.

Liquidity and Capital Resources

        Overview.    Management believes that the cash flow and cash on hand from the combined company should be sufficient to fund expenses, including expenses related to the Combination and certain planned expenditures, on a short-term basis. Subsequent to September 30, 2002, the Company will incur approximately $700,000 in capital equipment and building improvements described below. As of September 30, 2002, the combined company had approximately $3.0 million in cash and cash equivalents. For the longer term, in addition to these cash sources, management will evaluate other cash sources, including the sale of assets and bank or other lending facilities. There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company. The Company also expects the benefits of Combination-related efficiencies to begin following January 1, 2003.

        Working Capital.    Working capital totaled approximately $6.3 million and $3.9 million at September 30, 2002 and December 31, 2001, respectively.

        Cash Flow.    Operating activities used approximately $1,064,000 in cash during the nine months ended September 30, 2002, as compared to operating cash provided of approximately $3,194,000 during the same period in 2001. In 2002, the primary operational sources of cash were related to reductions of accounts receivable balances of approximately $3.6 million and the primary operational use of cash was the reduction of accounts payable, customer deposits and accrued liabilities of approximately $3.7 million. For the nine months ended September 30, 2001, the primary operational sources of cash were related to reductions of accounts receivable balances and increases to accounts payable, customer deposits, and accrued liabilities of approximately $3.3 million. Overall the Company's cash balance decreased from December 31, 2001 to September 30, 2002 by approximately $1.2 million. B&G spent approximately $750,000 in cash during the nine months ended September 30, 2002 for cost related to the combination compared to $280,000 for the nine months ended September 30, 2001.

        Secured Debt.    In February 2001, B&G borrowed approximately $2.2 million. Principal and interest payments are due quarterly in the approximate amount of $98,000 until February 2008. Interest accrues at the fixed rate of 5.1%. The loan is guaranteed by the majority stockholder, Holding Wilson, S.A.

        In March 2002, Paul-Son entered into a $995,000 loan transaction secured by its Las Vegas building, which matures on March 1, 2012. The interest rate equals the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or Libor, but may not exceed 12% per annum. The loan is payable in arrears in equal monthly installments of principal and interest (based on a 30-year amortization schedule) through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable.

        Other Debt.    In February 2002, Paul-Son settled certain litigation. The settlement requires that the Company pay an aggregate of $210,000 in four equal principal installments of $52,500 which began February 2002 and are payable in June and October 2002 and in February 2003. Interest is charged at prime, which at February 28, 2002 was approximately 4.75%.

        Seasonality.    The Company does not typically experience seasonality relative to its revenues.

        Las Vegas Facilities.    In May 1997, Paul-Son purchased its current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas, Nevada. The Las Vegas headquarters secures the Deed of Trust issued under the Loan. See "Secured Debt" above. In connection with the Combination, Bud Jones will relocate its operations to the Las Vegas headquarters prior to December 31, 2002.

        Mexico Facilities.    Paul-Son leased the 34,000 square foot main facility pursuant to an eight-year lease, which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leases the main facility on a month-to-month basis. In December 1994, Paul-Son purchased an adjacent 45,000 square foot facility for approximately $1.5 million. This facility is presently vacant, and management is evaluating strategic options with this building including the possible sale thereof. In November 1997, Paul-Son purchased a 66,000 square foot new San Luis Facility for approximately $1.1 million.

        Kansas Facilities.    Bud Jones subleases approximately 4,000 square feet pursuant to a 3-year lease, which expires in August 2004, with an option to extend the term for five additional one-year terms.

        France Facilities.    The Company owns a 26,000 square foot manufacturing and administrative facility, which is subject to a mortgage that secures part of B&G's long-term debt.

        Capital Expenditures.    The Company presently plans to purchase approximately $300,000 in capital equipment and make approximately $400,000 in building improvements prior to December 31, 2002. The $300,000 in capital equipment will be financed with loans bearing interest from 3.85% to 4.5%, fixed rate for terms ranging from 3 to 4 years. The building improvements will be funded out of cash flows.

Contractual Obligations and Commercial Commitments

        The following table presents contractual obligations and commercial commitments as of September 30, 2002. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of September 30, 2002. Operating leases on a month to month basis are not included in the table below. The Company presently leases a building in Mexico used for production for approximately $12,000 per month on a month to month basis.

		Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Long-term debt	$3,295	$509	$999	$703	$1,084
Capital lease obligations	1,111	335	776	—	—
Operating leases	272	77	195	—	—

Total Contractual Cash Obligations	$4,678	$921	$1,970	$703	$1,084

        Recently Issued Accounting Guidance.    See Note 1 of the unaudited Condensed Consolidated Financial Statements.

Statement on Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Such forward-looking statements include, without limitation, the Company's current expectations or forecasts of the combination and the financial condition, results of operations, plans, objectives, future performance and business of the Company after the Combination. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include risks associated with:

  •
  uncertainties related to integrating Paul-Son and B&G;

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

  •
  regulatory developments;

  •
  general economic conditions; and

  •
  other risks more fully described in Paul-Son's previous filings with the Securities and Exchange Commission, including the Definitive Proxy Statement filed on August 9, 2002; Form 10-K for the fiscal year ended May 31, 2002, filed on July 15, 2002; Form 10-Q for the fiscal quarter ended August 31, 2002, filed on October 15, 2002; and Form 8-K dated September 12, 2002, filed on September 26, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    There are two types of foreign currency exchange risks that the Company may be subject to: transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gains and losses which are based on an actual transaction that requires formal payment at a future point in time.

        The Company is subject to foreign currency exchange risk relating to the translation of B&G's assets, liabilities, and income and expense accounts. The translation adjustment for assets and liability is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders' equity section or our consolidated balance sheet. B&G uses the local currency as its functional currency. The assets and liabilities of B&G are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. B&G typically incurs gains or losses of specified foreign currency translations and these amounts are occasionally material. These gains and losses are reflected in the Company's consolidated statement of operations. For the nine months ended September 30, 2002, the Company did not have any forwards, options or other derivative contracts in force.

        Although the Company has manufacturing performed in Mexico, the functional currency of its Mexican subsidiaries is considered to be the U.S. dollar. The Mexican operation is funded by the Company's U.S. subsidiary in U.S. dollars and the Mexican subsidiaries do not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiaries are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiaries are not subject to translation adjustment risk.

        Interest Rate Risk.    As of September 30, 2002, the Company had total interest bearing debt and capital lease obligations of approximately $4.3 million. Of this amount, approximately $3.2 million have fixed rates of interest and the Company believes these agreements have a fair value which approximates reported amounts. The remaining $1.1 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate (at September 30, 2002, approximately 4.75%), the Company will have interest risk on approximately $0.1 million over the next twelve months. To the extent there are significant increases to LIBOR, or the London Interbank Offered Rates, and the LIBOR rate plus 362.5 basis points would exceed a floor of 8%, the Company would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years. The Company periodically reviews its interest rate exposure on its long-term debt and capital lease obligations, and as market conditions warrant, the Company may enter into an interest rate cap or swap agreements in order to manage this exposure. For the nine months ended September 30, 2002, the Company did not have any such agreement in force. See Note 4—Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        (a)  Deloitte & Touche LLP has been retained as the Company's independent auditor subsequent to the Combination. The financial statements of Paul-Son (the acquiree for accounting purposes and the acquiror for legal purposes) and its subsidiaries (other than B&G and Bud Jones) for the fiscal years ended May 31, 2002, 2001 and 2000 have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of B&G (the acquiror for accounting purposes and the acquiree for legal purposes) for the fiscal years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 have been audited by Mazars LLP, independent auditors. The financial statements of Bud Jones for the fiscal years ended December 31, 2001 and 2000 have been audited by Bradshaw, Smith & Co., LLP, independent auditors.

        (b)  Paul-Son's common stock is currently listed on the Nasdaq SmallCap Market. On September 13, 2002, Paul-Son received notification from Nasdaq indicating that Paul-Son's securities are subject to delisting from the Nasdaq SmallCap Market because the Staff believes that Paul-Son's combination with B&G constitutes a "reverse merger" under Rule 4330(f) and requires Paul-Son to satisfy Nasdaq's initial listing requirements in order to remain on the exchange. Paul-Son currently does not meet the $4.00 minimum bid price required for initial listing. Further, the Staff indicated in its letter that because Paul-Son was then without a third independent director, Paul-Son did not meet the independent director and audit committee requirements for continued listing on Nasdaq under Rules 4350(c) and 4350(d)(2). Paul-Son had a hearing on October 24, 2002 before the Nasdaq Listing Qualifications Panel to appeal the Staff's classification of the combination transaction and to review the delisting determination. Also, subsequent to the Staff's notice, Paul-Son appointed a third independent director and believes that it is now in compliance with the Nasdaq independent director and audit committee requirements. If Nasdaq does not reverse its decision, Paul-Son will use its best efforts to cause Paul-Son's common stock to be listed on the Pacific Exchange as promptly as practicable in the event that Nasdaq delists Paul-Son's common stock. Paul-Son currently meets the initial listing criteria for Tier II of the Pacific Exchange. No assurance can be given, however, that Paul-Son will be able to list its common stock on the Nasdaq or Pacific Exchange or that any active trading market in its shares will develop.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

    None.

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

PAUL-SON GAMING CORPORATION

Date: November 12, 2002	By:	/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ ERIC ENDY Eric Endy, Executive Vice President

Date: November 12, 2002	By:	/s/ LORI SCHAFFER Lori Schaffer, Controller

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

Date: November 12, 2002	By:	/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

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

Date: November 12, 2002	By:	/s/ ERIC ENDY Eric Endy, Executive Vice President

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

Date: November 12, 2002	By:	/s/ LORI SCHAFFER Lori Schaffer, Controller

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Paul-Son Gaming Corporation for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gérard Charlier, as Chief Executive Officer of the Company, Eric Endy, as Executive Vice President of the Company, and Lori Schaffer, as Controller of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his or her knowledge:

  1.
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.
  The formation contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

PAUL-SON GAMING CORPORATION

Date: November 12, 2002	By:	/s/ GÉRARD CHARLIER Gérard Charlier, President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ ERIC ENDY Eric Endy, Executive Vice President

Date: November 12, 2002	By:	/s/ LORI SCHAFFER Lori Schaffer, Controller

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

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF EXECUTIVE VICE PRESIDENT
CERTIFICATION OF CONTROLLER