Form 10-K
period 2002-12-31
PAUL SON GAMING CORP
filed 2003-03-31
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

COMMON STOCK, $ .01 PAR VALUE
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2003, based on the closing price as reported on the Nasdaq National Market of $4.05 per share, was approximately $8,972,196.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2003.

        Common Stock, $.01 par value, 7,594,900 outstanding shares at March 26, 2003.

Documents Incorporated by Reference

        None

PART I

Item 1. Business

        Paul-Son Gaming Corporation, a Nevada corporation, and each of its subsidiaries are collectively referred to herein as the "Company" or "Paul-Son." On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Notes 1. and 2.).

        The Company is one of the leading manufacturer and supplier of casino table game equipment in the world. Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

        The Company is headquartered in Las Vegas, Nevada, with its manufacturing facilities located in Las Vegas, Nevada, San Luis, Mexico, Kansas City, Kansas and Beaune, France. The Company's primary sales offices are in Las Vegas, Nevada and Atlantic City, New Jersey for the United States, and Beaune, France for Europe and Asia in the international marketplaces. Through its Paul-Son Gaming Supplies, Inc. subsidiary, the Company sells its casino products in every state in which casinos operate in the United States and Canada from the products manufactured in the United States. Through its B&G subsidiary, the Company sells its casino products and some of Paul-Son's products to casinos throughout the world, primarily in Europe and Asia. The Company's revenue is derived primarily from the sale of gaming products to casinos throughout the world. Most of the Company's products are sold directly to end-users. In some regions of the world, however, the Company sells through distributors, on an exception basis.

        Paul-Son manufactures products to meet particular customer and industry specifications, which may include a wide range of shapes and sizes, varied color schemes and other graphics, and security and anti-counterfeit features. The useful lives of the Company's products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, the Company's primary business is the ongoing replacement sale of these products. When a new casino opens, the Company strives to supply most of the products required to operate the casino's table games. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of the Company's primary customer base.

        The Company operates in one operating segment—casino game equipment products in multi-geographic areas. (See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15.).

        Paul-Son was founded in 1963 by its former Chairman, Paul S. Endy, Jr. and initially manufactured and sold dice to casinos in Las Vegas. B&G was formed in 1925 in Beaune, France.

  Available Information

        Paul-Son is a reporting company under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, and files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). The public may read and copy any of our filings at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC's Internet website (www.sec.gov <http://www.sec.gov>). This site contains reports and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, upon request, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Developments

        On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies Inc. The Paul-Son Gaming Supplies, Inc. and Bud Jones operations were consolidated into one facility at Paul-Son Corporation's headquarters in Las Vegas, Nevada. In February 2003, B&G changed its legal form from S.A. to S.A.S. (societe par actions simplifee).

        The Company engaged in retail sales of casino-quality products, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components through its former Authentic Products, Inc. ("Authentic Products") subsidiary. These activities were discontinued in the first quarter of 2003. The Las Vegas retail sales activities were also ceased and Paul-Son plans to only sell its casino products to licensed casino operations.

        During the fourth quarter of 2002, Nasdaq determined that Paul-Son's securities could continue to be listed on the Nasdaq SmallCap Market. Prior thereto, Paul-Son had received notice from Nasdaq that its shares were subject to delisting on the basis of Paul-Son's Combination with B&G. The Nasdaq staff initially determined that the Combination was a "reverse merger" under Nasdaq Marketplace Rule 4330(f). This would have required Paul-Son to satisfy Nasdaq's initial listing requirements in order to maintain its listing. One of these requirements is a minimum $4.00 per share bid price, which Paul-Son did not meet.

        Upon Paul-Son's appeal, a Nasdaq Listing Qualification Panel determined to continue the listing of the Company's shares on the Nasdaq SmallCap Market. Like other listed companies, Paul-Son must continue to comply with the requirements for continued listing in order to maintain its Nasdaq listing. Paul-Son currently complies with Nasdaq's listing requirements.

Products

  Casino Chips

        Paul-Son designs and manufactures casino chips, "plaques" and "jetons," (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Casino chips, jetons and plaques, like real currency, are subject to counterfeiting.

        A casino will generally order all of its chips, including replacement chips after wear and usage, from a single supplier. Accordingly, Paul-Son strives to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five distinct chip colors (for the U.S.

market and a wider range of colors for the international market) and styles, ranging in denominations from $1 to $1,000. The Company's selling price is generally between $0.75 and $1.15 per chip, depending upon the specification, quantities, design and security features. Given this relatively low cost and a chip's expected lifespan of five or more years, management believes that competition is generally based upon factors other than price.

        Casino chips can be divided into three basic families: (a) Jetons and Plaques; (b) American Chip; and (c) Commemorative Chips. Jetons, plaques and American chips can also be manufactured with an embedded microchip.

Jetons and Plaques (manufactured in France by B&G)

        Jetons and plaques are European gaming chips. Jetons are circular with standard diameters ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm × 30 mm to 151 mm × 105 mm. Jetons and plaques are used mainly for traditional European games and also extensively in Asian countries. Jetons and plaques are made of laminated cellulose acetate with a very large range of size, colors, shapes and additional security components (UV print, laser print ("laser-lock"), hologram). B&G created this product line in 1923 and has held a leading position in this market since that time. The largest denomination of a casino plaque ever made by B&G had a face value in French Francs equivalent to $1.4 million.

American Chips

        American chips are used world-wide for games originating in the U.S. Originally, chips in the U.S. were made of clay and called "clay chips." Clay was replaced many years ago by plastic materials. There are currently three main technologies to produce these types of chips: injection molding, sublimation and compression molding. Paul-Son produces chips using all three of these methods.

  •
  Injection Molded Chips. Bud Jones created injection molded chips back in the late 1960's. Such chips are made with several injection molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a very wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, UV prints, laser prints ("laser-lock") and holograms. The Bud Jones brand offers a very wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. The Bud Jones' and B&G's lines of injection molded chips allow a very good coverage of most casinos' requirements, which vary greatly around the world.

  •
  Sublimation Chips. Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper on to the plastic disc. The printed colors sublimate and go from the paper into the plastic material. Starting in 1996, B&G created a new way of manufacturing this type of chip by using a printing technology called "pad printing." This technology permits simultaneously printing on the face and the edge of the chip. B&G calls this chip "Full Face." B&G holds several patents and patent applications for this technology.

  •
  Compression Molded Chips. Compression molded chips are manufactured from a proprietary formulation of more than ten raw materials using a compression molding system. Printed decals or "inlays" are incorporated in the chips during the molding steps. Customized designs, security and identifying features are incorporated into the chips. Paul-Son holds a leading market share in compression molded chips, which are similar to the original clay chips of the past.

    Compression molded chips are manufactured under the Paul-Son Gaming™ brand at its facilities in San Luis, Mexico. The Company's annual production capacity at its Mexico facilities is approximately 16 million chips (based on a single shift and increased labor availability). Management believes that given its current production level of approximately seven million chips per year, the Company will have sufficient manufacturing capacity to meet potential increases in future demand.

Commemorative Chips

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

Casino Chips with Microchip and Reading Equipment

        Traditional jetons, plaques and chips cannot easily and precisely be accounted for by the casinos and therefore, games which call for them cannot be managed by casinos as efficiently as slot systems.

        Safechips by Bourgogne et Grasset® and Smartchips by Bud Jones™ are not only high quality gaming chips, they are also reliable carriers of the data needed by casinos to manage their table games efficiently. A sophisticated transponder is embedded in each chip and read/write devices are able to communicate with a large number of the chips without contact (i.e. anti-collision), establish the authenticity of each chip and transfer the data to information systems. The chips manufactured under the Paul-Son Gaming™ brand will also have the microchip technology available for sale in 2003.

        After more than five years of research, development and day-to-day practice, B&G has successfully mass produced gaming chips with Philips' exclusive "Vegas" Hitag transponder and has developed several data collection devices based on Philips' exclusive Vegas Hitag readers to be used by casinos to authenticate their chips and collect and process data for efficient table operation management. Other applications are available or are being developed. They include: table top authenticator, cashier's desk, chip bank authenticator, automatic tip box and automatic programming machines.

  Dice

        The Company manufactures the Paul-Son Gaming™ dice at its Mexico facilities from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. The Bud Jones brand (Bud Jones™) and the T-K Dice brand (T-K™) of dice are manufactured at the Company's Las Vegas facilities from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. The Company offers a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a security "key" onto the reverse side of a particular spot, the addition of a security "glow" spot, the serialization of the dice, or all or a combination of the above.

        The typical sales price of casino dice currently ranges between approximately $2.90 and $3.50 per pair. The Company currently has the capacity to produce approximately 900,000 pairs of dice per year (based upon one production shift) in Mexico and approximately 500,000 pairs of dice per year in the U.S. In 2002, the Company produced over one million pairs of dice. Management believes the Company's capacity for dice production is sufficient to accommodate an increase in production requirements.

        All Company brands of dice are manufactured in conformity with the strictest standards of gaming regulators, which require that each die be within 0.003 of an inch of a perfect cube. Generally, a set of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino.

  Table Layouts

        Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Historically, the casino industry used a layout made from woolen material. However, in recent years, many customers have requested layouts made from synthetic material. Paul-Son believes it is a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. Since 2000, when the Company acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, the Company has also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights have a remaining duration of 13 years and enable the Company to provide a full line of table game supplies and equipment.

        Paul-Son typically installs layouts on new gaming tables prior to delivery to a casino. The table layouts are replaced by casinos on a regular basis, in order to maintain their appearance, which is generally within 60 to 150 days. Layouts typically sell in a price range of approximately $80 to $300, in the U.S., depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

        The Company manufactures its Paul-Son Gaming™ layouts in its Mexico facilities. The Company's layout production capacity is approximately 50,000 "steam" woolen layouts, approximately 25,000 "hand-painted" woolen layouts and 10,000 synthetic layouts per year. In fiscal 2002, the Company produced approximately 24,000 layouts. Management believes the capacity of its layout production facilities in Mexico will allow the Company to increase layout production as needed.

        The Bud Jones™ customized layouts, are designed in Las Vegas and then manufactured by a local third-party and subsequently sold to casinos all over the United States.

  Playing Cards

        The Company manufactures and sells its own line of paper casino playing cards. A deck of cards typically sells to casinos within a price range of approximately $0.80 and $1.40 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

        Given the Company's relatively low market share of the playing cards market, its established distribution system for table game supplies and its low cost manufacturing facilities, management believes that playing cards represent a reasonable growth opportunity for the Company.

        The Company produces all of its playing cards in its Mexico facilities. The Company purchased and leased additional equipment in fiscal 1999 to increase its production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better customer service to selected clients, providing a better return to the Company. In 2002, the Company produced approximately six million decks of playing cards.

        The Company also distributes plastic playing cards, which are used predominately in California card clubs. Traditionally, the plastic playing cards are preferred by the California card room market while the paper cards are generally preferred by the traditional hotel-casino markets.

  Wheels

        B&G manufactures American Roulette and French Roulette wheels in Beaune, France and sells them primarily in Europe and in certain U.S. jurisdictions where B&G is licensed (such as New Jersey, Washington State and Mississippi).

        Until the Combination, Paul-Son and Bud Jones made roulette wheels and "Big Six" wheels in their plants in Las Vegas. In October 2000, and September 2002, respectively, Bud Jones and Paul-Son surrendered their Nevada gaming manufacturer and distributor licenses and thus can no longer manufacture wheels in Nevada or sell wheels from Nevada.

  Gaming Furniture

        The Company sells a variety of casino gaming furniture, including tables and seating. Tables range in price from approximately $1,500 for a blackjack table to approximately $4,000 for a roulette game table (excluding the roulette wheel). The Company offers a "Premier" line of gaming furniture which has been the staple of the Company and a "Select" line in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes the "Select" line enables the Company to compete with the price structure of its competitors while maintaining Company quality standards. Paul-Son vigorously pursues gaming table sales because the sale of a gaming table will generally bolster its ability to sell chips and consumable products such as layouts, dice, cards, and other accessories to the table purchasers. The Company had purchased its gaming tables from a third party prior to 2000 and then began manufacturing its own table game furniture components in its San Luis, Mexico facility. As of December 31, 2002, the table manufacturing process was moved from the Mexico facility to the Las Vegas plant to improve economies of scale with the merger of Bud Jones. Tables are assembled by the Company and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by the Company.

        B&G also manufactures a variety of casino gaming furniture, including tables (black jack, roulette, craps etc.) and seating, in Beaune, France. The Company will pursue sales of gaming table and related equipment and accessories to enhance their ability to sell chips and dice.

  Table Accessories and Other Products

        In order to offer its customers a full product line, the Company sells a number of ancillary casino table game products, which it typically does not manufacture. However, the Company manufactures limited quantities of certain plastic products, including dealing shoes. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. The Company generally maintains two suppliers for each of these products.

Sales, Advertising and Promotion

        The Company generally distributes its products in the U.S. through its six person sales force, which primarily operates out of regional offices in Las Vegas, Nevada and Atlantic City, New Jersey. B&G generally distributes its products for the international market through its three person sales force, which operates out of its Beaune, France office.

        Management believes that the long-standing customer relationships, which have been developed over the years by its individual sales representatives, as well as the Company's reputation for quality and reliability, are key factors upon which the Company successfully competes in the market place. Exceptionally, when direct selling is not feasible because of local conditions, the Company may enter into agreements with carefully selected local distributors. But, even in this case, the Company always maintains direct contact with the end clients.

        Paul-Son places advertising in trade publications and participates in major casino industry trade shows. The Company keeps abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casinos are identified, the Company's representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of their products to such potential new customers.

        The Company's experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided that the quality, service and competitive pricing on the products are maintained. As a result, the Company's sales efforts are primarily focused on selling a wide range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, the Company seeks to realize a steadily increasing base of recurring sales while capturing incremental sales to new casinos.

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

Competition

        There are a number of companies that compete with the Company in the sale of each of its product lines:

        Casino Chips.    The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, the Company's major competitors are Chipco International Ltd. and RT Plastics in the U.S., Abbiati in Italy, Dolphin in Australia, Matsui Gaming Machines in Japan and several other local manufacturers. The Company believes key competitive factors for casino chip sales are: well established product and process security, respect of players' and dealer habits', attractiveness, durability, quality of service and price.

        Table Layouts.    The Company's primary competitor for casino table layouts is Midwest Game Supply Co. ("Midwest"). Management believes the key competitive factors for felt table layout sales are cloth quality, enhanced graphics, designs, clarity and range of colors.

        Playing Cards.    The Company's major competitors in the domestic playing card market are The U.S. Playing Card Co. and Gemaco Playing Card Co. Management believes the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, durability, brand name identification and reputation.

        Gaming Furniture.    The Company's principal competitors for casino gaming furniture are Huxley Gaming Supplies and smaller regional wood shops in certain geographic areas. Competition is based on quality, price and durability.

        Dice.    The Company's principal competitor for casino dice sales is Midwest. Management believes the primary competitive factors for dice sales are quality of the product and services and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run "cold" for the house from time to time.

        Table Accessories and Other Products.    The Company's principal competitor for distributing table accessories and other products, which include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks is Midwest. The Company believes that key competitive factors for these products are the ability to be a single source supplier, price and product quality.

Environmental Matters

        The Company believes it is in substantial compliance with federal, state and local provisions that have been enacted or adopted relating to the protection of the environment. The Company does not expect that continued compliance with these provisions will have any material effect upon capital expenditures and earnings.

Employees

        At February 28, 2003, the Company employed approximately 480 persons. Approximately 270 of the employees are located at the Company's Mexico facilities, 100 employees are located in the B&G Beaune facility and the remainder are located primarily in Las Vegas, Nevada, Kansas City, Kansas and Atlantic City, New Jersey. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Regulation and Licensing

  General Gaming Regulation

        The gaming operations of each of Paul-Son's subsidiaries are subject to extensive regulation, and each of Paul-Son's subsidiaries hold registrations, approvals, gaming licenses or permits in each jurisdiction in which it operates gaming activities. A list of the geographical locations of the jurisdictions in which Paul-Son and its subsidiaries are subject to licensing and/or regulatory control of the gaming authorities is set forth below.

Gaming Jurisdictions
Arizona	New York
California	North Carolina
Connecticut	North Dakota
Florida	Oregon
Illinois	South Dakota
Indiana	Washington
Iowa	Wisconsin
Kansas	Australia
Louisiana	Puerto Rico
Michigan	Nova Scotia, Canada
Minnesota	Ontario, Canada
Mississippi	Manitoba, Canada
Missouri	Saskatchewan, Canada
Nevada	British Columbia, Canada
New Jersey	Alberta, Canada
New Mexico

        In each such jurisdiction, certain regulatory requirements were required to be complied with and/or approvals were to be obtained in connection with the combination of Paul-Son Gaming Corporation with B&G. All necessary approvals were obtained and regulatory requirements were met with regard to the combination.

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

        Various gaming regulatory agencies have issued licenses allowing Paul-Son's wholly owned subsidiaries to manufacture and/or distribute their products. These companies and their key personnel, as applicable, have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture and distribution of gaming supplies and equipment in the jurisdictions where it is required. These companies have never been denied a gaming related license, nor have any licenses been suspended or revoked. Unrelated to the Combination, Paul-Son's subsidiary, Paul-Son Gaming Supplies, Inc., has received a notice of violation, in the State of Louisiana, due to their alleged failure to receive proper authorization in advance of a stock transfer. Paul-Son is responding to the notice of violation as required.

  Nevada Gaming Regulation

        The manufacture and distribution of gaming equipment in Nevada are subject to extensive state and local regulation. Paul-Son's operations were subject to the licensing and regulatory control of the Nevada Gaming Commission, or the Nevada Commission, the Nevada State Gaming Control Board, or the Nevada Board, and various local regulatory agencies, or the Nevada Gaming Authorities due to their manufacture of roulette wheels and Big Six wheels, which are considered gaming devices.

        The complex regulatory scheme governing the licensing of roulette wheel and Big Six wheel manufacturers and distributors in Nevada imposed administrative burdens which far exceed those of most other gaming jurisdictions when applied to Paul-Son's proposed corporate structure and its proposed foreign stockholders. The anticipated time and expense of a foreign investigation that would be conducted by the Nevada Gaming Authorities would, in the opinion of Paul-Son's and B&G's management, far outweigh any benefit to be gained by maintaining licensure in Nevada. Specifically, based upon an analysis of three factors: the potential market for Paul-Son products in Nevada; the benefits gained through Paul-Son's choice of corporate structure; and the administrative costs associated with compliance with certain requirements of Nevada Gaming Authorities, Paul-Son and B&G concluded that the costs of maintaining licensure in Nevada upon the completion of the Combination significantly exceeded the potential profits. Paul-Son thus administratively surrendered the Nevada gaming licenses of Paul-Son Gaming Supplies, Inc. upon the completion of the Combination, a procedure that allowed Paul-Son Gaming Supplies, Inc. to forego licensure in Nevada without impacting its licensure in other gaming jurisdictions or its ability to continue to manufacture roulette wheels and Big Six wheels in and for other jurisdictions. The above license surrender will not impact the manufacture or sale of Paul-Son's other products in Nevada.

  New Jersey Gaming Regulation

        Paul-Son's subsidiaries are currently required to be licensed under the New Jersey Casino Control Act, or the New Jersey Act, as casino service industries qualified to manufacture and sell gaming-related products to casinos in New Jersey. As part of such licensure, parent companies, holding companies and certain officers and directors of the companies are required to be found suitable by the New Jersey Casino Control Commission, or the New Jersey Commission. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Casino Control Act, or New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of a company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof. The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability and experience of the applicant and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the applicant. New Jersey licenses are granted for a period of three or four years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate. These include the ability of the New Jersey Commission to require the applicant or licensee to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the licensee for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

        Paul-Son's new combined structure required that each subsidiary company submit a new application for licensure. Upon a satisfactory initial background investigation, each company may obtain transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of its respective license application. This transactional approval process permits each company then to continue its business with New Jersey casinos uninterrupted upon the completion of the combination.

  Other Gaming Jurisdictions

        In addition to New Jersey, Paul-Son's subsidiaries are currently licensed in a number of other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, as summarized below.

        The manufacture, sale and distribution of gaming supplies in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming supply and equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations. In many jurisdictions, selling or distributing gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the gaming regulators deem reasonable. In order to ensure the integrity of manufacturers and distributors of gaming supplies, most jurisdictions have the authority to conduct background investigations of a company, its key personnel and significant stockholders. The gaming regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the gaming regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. Paul-Son subsidiaries and their respective key personnel have obtained all licenses necessary for the conduct of their respective business in the jurisdictions in which they sell and distribute gaming equipment and supplies. Suspension or revocation of such licenses could have a material adverse effect on Paul-Son's operations.

  Federal Gaming Registration

        The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the U.S. Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Paul-Son's subsidiaries, which were involved in the manufacture and transportation of gaming devices, were required to register annually. Paul-Son has permission to sell its existing inventory of roulette wheels and Big Six wheels it has manufactured already in the United States.

  Native American Gaming Regulation

        Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, or the IGRA, provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Paul-Son subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their state and have received federal approval. Currently, Paul-Son Gaming Supplies, Inc. is authorized to sell products to Native American casinos in seventeen states and B&G is authorized to sell products to Native American casinos in five states.

  International Gaming Regulation

        Certain foreign countries permit the importation, sale and operation of gaming supplies in casino and non-casino environments. Certain jurisdictions require the licensing of manufacturers and distributors of gaming supplies. Paul-Son and its subsidiaries, manufactures and/or distributes gaming supplies to various international markets including Australia, the Caribbean, Canada, and other foreign countries. Paul-Son has obtained the required licenses to manufacture and distribute its products in the various foreign jurisdictions where it does business.

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

        Financial Information About Geographic Areas. See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15. for certain financial information by geographic area.

Item 2. Properties

        The Company is based in, and operates domestically from, a Company-owned facility in Las Vegas, Nevada and internationally, from Beaune, France. Paul-Son currently assembles and manufactures its primary products at facilities in Las Vegas, Nevada, San Luis, Mexico and Beaune, France. The Company also leases a sales office in Atlantic City, New Jersey.

        Las Vegas.    The Company's Las Vegas headquarters (the "Las Vegas Headquarters") are located in an approximately 60,000 square foot building. The Las Vegas Headquarters was purchased in September 1995 for approximately $2,000,000. This facility houses the Las Vegas sales and corporate offices, a centralized warehouse for certain of its finished goods inventory, manufacturing departments, including casino chips, tables (wood shop), layouts, and dice and a graphics art department. In the Las Vegas Headquarters, the Company also maintains certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to the Company's customers. In December 2002, the Company relocated the wood shop unit that was located in Mexico along with the Bud Jones Dice and wood shop manufacturing units to the Las Vegas Headquarters in order to improve efficiencies and take advantage of economies of scale. The Las Vegas Headquarters secures a deed of trust issued under the Company's outstanding term loan. (See Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.) Upon completion of the merger of Bud Jones into Paul-Son Gaming Supplies, Inc., the former Bud Jones' leases of two buildings in Las Vegas were cancelled, and the operations were moved to the one central location at the Las Vegas Headquarters.

        San Luis, Mexico.    The Company manufactures casino chips, playing cards, dice, plastic products and layouts at three facilities in San Luis, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured and an approximately 66,000 square foot facility used for playing cards, and layout products production. The Company leased the 34,000 square foot facility pursuant to an eight-year lease, which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leased the facility on a month-to-month basis for approximately $12,000 per month. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend for up to 12 months at the same lease amount, but at a rate commensurate with only the space that will be utilized by the Company. The Company owns the 66,000 square foot facility. The Company also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana and his family. (See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17.).

        Beaune, France.    The Company owns an approximately 8,000 square foot manufacturing and administrative facility, in Beaune, France. The Beaune facility is subject to a mortgage, which secures part of B&G's long-term debt.

        Facility Capacity.    With its current approximate 153,000 square feet of manufacturing facilities; management believes that the Company has sufficient production capacity to meet anticipated future demand for all of its products in the United States and abroad.

Item 3. Legal Proceedings

        Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort vs. Gasser Chair Co., Inc.; Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.); and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002. On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort ("Tropicana") for negligence and compensatory damages in an amount exceeding $50,000, plus attorney's fees, costs and expenditures. Plaintiff Brown alleges having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back causing her to fall backwards and onto the casino floor.

        On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc. In Count I, Tropicana alleges that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the installation of the chair properly and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino's patrons from sustaining allegedly foreseeable falls. They allege the chair should have had greater weight built into the front of its base making backward tipping more difficult if not impossible. Paul-Son was named for being in the chain of distribution as the sellers.

        Count II claims that Gasser Chair is subject to the products liability laws and that the design of the chair (and base) was defective when it left the manufacturer.

        Tropicana asked the Court to dismiss the Plaintiff's Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

        The settlement conference was tentatively scheduled for December 2003 and the pre-trial is scheduled for April 5, 2005. The staff counsel of Hartford Insurance Group, Viletto, Bosnick, & Ross, are handling the case and say it is in the very early stages. They have asked the case to be transferred to the New Jersey jurisdiction, but the decision has not been ruled upon at this time. Management believes there will be no material impact to the Company's financial statements.

        Paul-Son Gaming Corp., The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822. This suit was filed on behalf of the Company and the other Defendants on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union Fire Insurance Company ("National Union") and administered by AIG Technical Services ("AIG"). At the time the suit was filed, a lawsuit was pending between the Company and Martin Winick, arising out of his employment by the Company. The Company's suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick. Since that time, the underlying litigation has been resolved, so the focus of the Company's suit will be reimbursement from the insurance carrier for the attorney's fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier. The Company's suit is seeking, among other things, general, consequential and punitive damages that were allegedly, directly and proximately caused by the insurance carrier's bad faith in delaying, reducing or denying indemnity in defense to the Company and otherwise failing to act fairly and in good faith in analyzing the Company's tender under the insurance policy.

        An answer was filed by National Union. No answer was filed by AIG. A default was entered on March 15, 2002. AIG has requested a stipulation that the default be set aside, which is presently being contemplated by the Company and its counsel.

        A mediation was held on February 7, 2003, with National Union and AIG. No agreement has yet been reached. If no settlement is reached through the mediation process, discovery should resume.

        Martin S. Winick, Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada corporation; the Paul S. Endy, Jr. Living Trust; Eric P. Endy, Trustee of the Paul S. Endy, Jr. Living Trust; Eric P. Endy, individually and in his capacity as an officer and director of Paul-Son Gaming Corporation; and Lawrence A. Spieser,

an individual, Defendants, Case No. A416734. On February 5, 2002, without admitting liability, the Company and its affiliates entered into a settlement agreement with Mr. Winick. As a part of the settlement agreement, the Company agreed to pay Mr. Winick the sum of $210,000, payable in four equal principal installments of $52,500, which began February 2002 and were payable in June and October 2002 and in February 2003. In addition, the Endy Trust agreed to transfer to Mr. Winick and his designees a total of 250,000 shares of the Company's common stock. The Endy Trust agreed to pay any legal fees incident to the registration of the shares. This case was resolved and all expenses paid in February 2003.

        The Louisiana State Police, Riverboat Gaming Enforcement Division pending litigation. Violation CGD 20037 SAR 02-1-50-093-2043 ("Administrative Violation"). Permit numbers P066500388 and P076500003. The Louisiana State Police, Riverboat Gaming Enforcement Division ("Division") is in the process of negotiation for a settlement of the Administrative Violation, which stems in part from a settlement entered into with a former officer/director of the Company, Martin Winick, whereby he received 4.9% of the outstanding shares of the Company. The Company allegedly failed to seek prior approval for the stock transfer. The management of the Company has cooperated in all respects with the Division in connection with its investigation of the Administrative Violation and settlement thereof. The Division has not made its final determination with respect to the details and particulars for the settlement of the Administrative Violation.

        Paul-Son Gaming Corporation, a Nevada corporation, Plaintiff, v. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation; US Bancorp, a foreign business entity; and ROE corporations 1 through 10, inclusive, Defendants. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation, Third-Party Plaintiffs, v. Gerry Tieri, an individual, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada. Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. ("Skipco") pursuant to which the Company leased certain office equipment, including copiers and facsimile machines. Skipco subsequently assigned the lease agreements to US Bancorp. The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies. On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions ("Toshiba"), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney's fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements. Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee. Lyon Financial Services, Inc. ("Lyon") has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action. Although the Company has not been served with a copy of the Complaint in Intervention, it believes that Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment. The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

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

Fiscal Year	High	Low
2001 First Quarter (through August 31, 2000)	$4.63	$1.88
2001 Second Quarter (through November 30, 2000)	2.38	1.06
2001 Third Quarter (through February 28, 2000)	2.25	0.63
2001 Fourth Quarter (through May 31, 2001)	2.75	1.50
2002 First Quarter (through August 31, 2001)	2.95	2.00
2002 Second Quarter (through November 30, 2001)	2.82	1.28
2002 Third Quarter (through February 28, 2002)	1.50	1.00
2002 Fourth Quarter (through May 31, 2002)	2.75	0.93
2002 Third Quarter (through September 30, 2002)*	3.65	2.75
2002 Fourth Quarter (through December 31, 2002*	4.24	3.20
2003 First Quarter (through March 26, 2003)*	4.40	3.34

*
On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.

        The last reported closing price of the Common Stock on the Nasdaq SmallCap Market on March 26, 2003 was $4.05 per share.

        (b)    Holders

        There were approximately 137 holders of record of the Common Stock as of March 5, 2003. The Company estimates that there were approximately 1,022 beneficial holders of Common Stock based on the proxies distributed in connection with the September 2002 meeting of stockholders.

        (c)    Dividend Policy

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

        (d)    Equity Compensation Plan Information

        See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. and Part III-Item 12. regarding securities authorized for issuance under equity compensation plans, including the outstanding options with pricing. Also, see Note 2. regarding the issuance of unregistered securities related to the business combination of Paul-Son and B&G.

        (e)    Recent Sales of Unregistered Securities

        A description of securities issued to the former stockholders of B&G in the Combination is set forth in Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Acquisitions. In addition to the information stated therein, the Company believes that such issuances were issued pursuant to Section 4(2) of the Securities Act of 1933 ("33 Act") and pursuant to Regulation D, Rule 506, under the 33 Act.

Item 6. Selected Financial Data

        The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2002, 2001, and 2000 and as of December 31, 2002 and 2001 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data for the nine months ended December 31, 1999 and fiscal year ended March 31, 1999 and as of December 31, 2000, 1999 and March 31, 1999 have been derived from the Company's audited consolidated financial statements not included herein.

        On September 12, 2002, the stockholders of Paul-Son approved the Combination Agreement. The Combination was effected on the same day. The businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, Bud Jones were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Notes 1. and 2.). On December 31, 2002, Bud Jones merged into Paul-Son's wholly owned subsidiary, Paul-Son Gaming Supplies, Inc. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at Paul-Son's Las Vegas headquarters. (See Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Acquisitions).

        The table below reflects historical information for B&G for the nine months ended December 31, 1999 and the fiscal year Ended March 31, 1999. The year ended December 31, 2000 includes historical information for B&G for the entire year and the former Bud Jones Company since October 2000. The year ended December 31, 2001 includes historical information for B&G and for the former Bud Jones Company for the entire year, the chip manufacturing business of Trend Plastics, Inc. from August 2001 and T-K Specialty Company, Inc. from September 2001. The year ended December 31, 2002 includes historical information for B&G, the former Bud Jones Company, Trend Plastics, T-K Specialty

Company, Inc. for the entire year and Paul-Son Gaming Inc. and its subsidiaries from September 12, 2002.

	Years Ended December 31,(1)			Nine Months Ended December 31,	Fiscal Year Ended March 31,
	2002	2001	2000	1999(2)	1999(2)
	(in thousands, except per share amounts)
Operations statement data:
Revenues	$21,861	$23,089	$11,353	$7,589	$9,093
Cost of revenues	14,770	15,849	7,055	4,417	5,858

Gross profit	7,091	7,240	4,298	3,172	3,235
Selling, general and administrative expenses	7,607	5,698	2,911	1,958	2,495
Restructuring and costs associated with Combination	622	—	—	—	—

Operating income (loss)	(1,138)	1,542	1,387	1,214	740

Gain (loss) on foreign currency transactions	(529)	225	85	121	66
Interest expense	(232)	(170)	(107)	(42)	(89)
Other income (expense)	128	124	92	74	(25)

Total other income (expense)	(633)	179	70	153	(48)

Income (loss) before income tax expense	(1,771)	1,721	1,457	1,367	692
Income tax expense	383	737	501	499	269

Net income (loss)	$(2,154)	$984	$956	$868	$423

Earnings (loss) per share:
Basic and diluted	$(0.42)	$0.24	$3.55	$6.69	$3.26
Weighted-average shares outstanding—basic and diluted	5,131	4,054	270	130	130

	December 31,(1)(2)				March 31,
	2002	2001	2000	1999	1999(2)
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$2,333	$4,254	$2,236	$2,073	$923
Working capital	6,240	3,919	4,877	2,034	1,607
Property and equipment, net	9,500	4,485	4,143	1,255	1,409
Total assets	28,157	21,425	16,305	8,042	6,247
Current liabilities	8,672	8,772	5,581	4,618	3,176
Long-term debt, less current maturities	3,576	2,333	857	493	807
Stockholders' equity	15,478	10,204	9,429	2,894	2,216

(1)
On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.

(2)
Effective December 31, 1999, B&G changed its fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son") and each of its subsidiaries are collectively referred to herein as the "Company" or "Paul-Son." The following discussion is intended to assist in the understanding of the Company's results of operations and its present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Statement on Forward-Looking Information" below.

        On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1. and 2.). On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc, and Bud Jones) have been consolidated into one facility at the Paul-Son Gaming Corporation headquarters in Las Vegas, Nevada.

        The business activities of the Company include the manufacture and supply of gaming equipment and supplies such as casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. The Company sells its casino products to licensed casinos for new openings and to existing casino operations, worldwide. The Company is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis, Mexico; Atlantic City, New Jersey and other locations.

        On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Therefore, the Company is filing this Form 10-K for the fiscal year ending December 31, 2002 for the combined Company.

Acquisitions

  B&G Acquisition of The Bud Jones Company, Inc.

        On October 20, 2000, B&G purchased The Bud Jones Company, Inc., or Bud Jones, for approximately $6.1 million. The acquisition was accounted for as a purchase and assets and liabilities were recorded at their respective fair market values at the date of acquisition. During the year ended December 31, 2000, B&G included approximately $1.5 million in revenues, approximately $500,000 in gross profits, and approximately $400,000 in selling, general and administrative expenses from the operations of Bud Jones. As part of the acquisition, B&G acquired approximately $3.5 million in current assets (principally cash, inventory and accounts receivable), approximately $4.6 million in noncurrent assets (principally property and equipment of approximately $2.9 million and trademarks, goodwill and customer relationships of approximately $1.7 million) and approximately $1.9 million in total liabilities. These amounts are included in the results of operations and/or financial analysis below.

        For the year ended December 31, 2001, B&G included approximately $6.9 million in revenues, approximately $1.5 million in gross profits, approximately $2.6 million in selling, general and administrative expenses and approximately $1.0 million of net loss from the operations of Bud Jones. These amounts are included in the results of operations and/or financial analysis below.

  Bud Jones Acquisition of Trend Plastics, Inc.

        In August 2001, Bud Jones purchased the assets of the chip manufacturing business of Trend Plastics, Inc., or Trend, a Kansas corporation. Trend designs and produces injection molds. This acquisition included injection molding machines, dryer hoppers, inventory, patents, copyright, know how, trade secrets and software. The amount paid for this purchase transaction was $2.71 million. As part of the acquisition, Bud Jones acquired approximately $616,000 in tangible personal property, primarily injection molding machines used for chip manufacturing, $102,000 in current assets and $1,989,000 in intangible personal property, principally goodwill, patents and non-compete agreements. These amounts are included in the results of operations and/or financial analysis below.

  Bud Jones Acquisition of T-K Specialty Company, Inc.

        On September 6, 2001, Bud Jones purchased the assets of T-K Specialty Company, Inc., or T-K, a Nevada corporation engaged in the business of manufacturing and distributing dice to the gaming industry. The amount paid for this purchase transaction was $420,000. As part of the acquisition, Bud Jones acquired approximately $13,000 in dice inventory, approximately $407,000 in noncurrent assets (principally equipment of approximately $95,000 and goodwill and non-compete agreements of approximately $287,000) and liabilities for rent expense of $25,000. These amounts are included in the results of operations and/or financial analysis below.

  Combination Agreement between Paul-Son and B&G

        On September 12, 2002, the stockholders of Paul-Son Gaming Corporation approved the Agreement and Plan of Exchange of Stock Purchase dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and B&G. Pursuant to the Combination Agreement, Paul-Son acquired 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing equaled 53.45% of the outstanding shares of Paul-Son common stock and (b) warrants to provide antidilution protection to the extent that the stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised. Accordingly, Paul-Son issued 3,969,026 shares of its authorized common stock to the stockholders of B&G. The B&G stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised reflecting the issuance of 84,610 shares to Paul-Son's investment banker in connection with the Combination. Therefore, the B&G stockholders were issued a total of 4,053,638 shares in connection with the combination. These transactions resulted in a total of 7,594,900 shares of Paul-Son common stock outstanding immediately after the closing.

        Paul-Son also purchased 100% of the shares in B&G's wholly owned subsidiary, Bud Jones. See Merger of Bud Jones into Paul-Son Gaming Corp. In payment of the Bud Jones shares, Paul-Son issued a promissory note to B&G in the principal amount of $5,437,016, which is eliminated upon consolidation. The promissory note is payable in full on the fifth anniversary of the closing. Interest on the promissory note is payable annually at a rate equal to the rate applied to the loan that B&G received from its bank to finance the acquisition (5.1% at December 31, 2002). The promissory note will continue to be an asset of B&G. Paul-Son and B&G determined the Combination consideration pursuant to arm's length negotiations between the parties. Prior to the Combination, Paul-Son received the written opinion dated May 20, 2002, from its investment banker that, from a financial point of view, as of the date of such opinion, the consideration to be paid to the B&G stockholders in the Combination was fair from a financial point of view to the holders of Paul-Son common stock. This promissory note and related interest income and expense are eliminated in the consolidated financial statements of the Company.

        The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G. As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, as reported before the Combination and therefore no longer presented; (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 to December 31, 2002) of operating activity for Paul-Son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the fiscal years ended December 31, 2002 and 2001 include the consolidated results of B&G for the entire periods presented.

        The Combination resulted in substantial changes to the Company. The size of the combined company, both measured in revenues, assets and liabilities, is substantially larger than the Company prior to the Combination. Substantial costs were incurred in effecting the Combination, and management has commenced implementing various changes to integrate the constituent companies, to reduce redundancies and to incorporate the new strategies for the combined company. As a result, the historical results of operations and discussions of financial condition, liquidity and capital resources contained herein, to the extent that they are based on B&G, or Paul-Son prior to the Combination, may not be meaningful with respect to the results of operations, financial condition liquidity and capital resources of the Company going forward on a post-Combination basis.

        The purchase consideration of the Combination is assumed to be approximately $6.5 million, based on the sum of the fair market value of the outstanding shares of Paul-Son common stock, the fair market value of the Paul-Son stock options and the direct costs associated with the transaction. The fair market value of the shares of Paul-Son common stock used in determining the purchase price was $1.57 per share, which reflects the average of the closing prices, as reported on the Nasdaq SmallCap Market, of Paul-Son common stock on April 11, 2002, the date the Combination was announced, and on the three business days before and after the announcement.

        The fair value of the Paul-Son stock options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of approximately 3.0%, expected lives of approximately 2 to 9 years, expected dividend rate of 0%, and volatility of approximately 100%.

  Merger of Bud Jones into Paul-Son Gaming Supplies, Inc.

        Effective December 31, 2002, Paul-Son Gaming Corporation completed the merger of its subsidiary, The Bud Jones Company, Inc. and another subsidiary, Paul-Son Gaming Supplies, Inc. This merger had no accounting impact on the consolidated financial statements of the Company.

Related Party Transactions

        During the years ended December 31, 2002, 2001 and 2000, respectively, B&G expensed approximately $43,000, $49,000 and $51,000 for services provided by B&G's majority stockholder, Holding Wilson, related to B&G's acquisition of Bud Jones, Trend and T-K.

        Ron-Lynn Enterprises, a company co-owned by Ron Coiro, Sales Manager of Paul-Son's Atlantic City sales office, provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc. at preferential pricing. These items include dealing shoes, money paddles and discard holders. For the 111 days ended December 31, 2002, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro approximately $12,000.

        Paul-Son leases its main 34,000 square foot manufacturing facility located in San Luis, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana. The lease began as an eight-year lease that expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leased the facility on a month-to-month basis for approximately $12,000 per month. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a rate commensurate with only the space that will be utilized by Paul-Son. Additionally, the Company also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana and his family. (See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17.).

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slowing moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The policies and estimates discussed below are considered by management to be those in which our policies, estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

Property and Equipment

        The Company has significant capital invested in its property and equipment, which represents 34% of our total assets in 2002 and 21% in 2001. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Goodwill and Other Intangible Assets

        Paul-Son has approximately $3.6 million in goodwill and other intangible assets on our consolidated balance sheet at December 31, 2002 and $3.8 million at December 31, 2001, resulting from our acquisition of other businesses. A new accounting standard adopted in 2002 requires an annual review of goodwill and other non-amortizing intangible assets for impairment and determined that no impairment was necessary at that time. The Company completed our initial assessment for impairment of goodwill. The Company has selected January 1 as their test date and will complete this annual assessment for impairment in first quarter of 2003. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates.

Bad Debt Reserves

        The Company reserves an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2002 and 2001, we had $390,000 and $102,000, respectively, in our bad debt reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Inventory Reserves

        We reserve an estimated amount as a provision for obsolete or slow-moving inventory that may not be saleable or recoverable. Analysis of inventory levels and future sales forecasts are some of the methodologies for estimating the inventory allowance reserves. Historical inventory usage and scrap rates are considered in determining the level of reserves. At December 31, 2002 and 2001, we had $1,053,000 and $150,000, respectively, in our inventory reserve. Approximately $903,000 of the inventory reserve in 2002 relates to Paul-Son Gaming Supplies, Inc. As with many estimates, management must make judgments about potential actions by third parties, including customer demands in establishing and evaluating our inventory reserves.

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	67.6%	68.6%	62.1%
Gross profit	32.4%	31.4%	37.9%
Selling, general and administrative expenses	34.8%	24.7%	25.6%
Restructuring and costs associated with Combination	2.8%	—	—
Operating income (loss)	(5.2)%	6.7%	12.3%
Gain (loss) on foreign currency transactions	(2.4)%	1.0%	0.7%
Interest expense	(1.1)%	(0.7)%	(1.0)%
Other income, net	0.6%	0.5%	0.8%
Income tax expense	(1.8)%	(3.2)%	(4.4)%
Net income (loss)	(9.9)%	4.3%	8.4%

        The following table details the Company's historical revenues by product line:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
Casino chips	$14,200	$18,678	$9,889
Table layouts	1,875	852	426
Playing cards	1,477	9	—
Gaming furniture	849	779	335
Dice	1,856	1,054	227
Table accessories and other products	1,604	1,717	476

Total	$21,861	$23,089	$11,353

Comparison of Operations for the Years Ended December 31, 2002 and 2001

        Revenues.    For the year ended December 31, 2002, revenues were approximately $21.9 million, a decrease of approximately $1.2 million, or 5.3%, versus revenues of approximately $23.1 million for the year ended December 31, 2001. This decrease in revenues for 2002 was principally the result of (i) decreased sales of approximately $7.7 million in European-and American-style casino chips sold principally in B&G's international markets in 2002 reflecting a decline in the demand for "EURO" denominated chips, as many European casinos converted to these chips during 2001 and early 2002 and (ii) the loss of the roulette wheel sales after surrendering the Bud Jones' Nevada gaming license of $150,000. These declines were partially offset by increased sales revenue of $1.3 million in Switzerland due to new casino openings and the 111 days of Paul-Son Gaming Supplies, Inc. revenue inclusion from September 12, 2002 through December 31, 2002, for $5.0 million. Paul-Son believes new technological improvements to its chips and jetons with, among other things, imbedded microchips, and laser-lock technology may increase demand and revenue over historical levels. Paul-Son also experienced an increase in the average selling price of its European casino chips in international markets with the introduction of embedded microchips, which aid in the security and tracking of the casino chips.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 67.6% for 2002, compared to 68.6% during 2001. The increase in gross margin occurred principally due to two factors: (a) an increase in gross margins of B&G; and (b) inclusion of Paul-Son Gaming Supplies, Inc. for 111 days, which historically has had a higher gross margin percentage than Bud Jones. The increase was partially offset by a decrease in the gross margin percentage of Bud Jones. Management believes the significant decline in the U.S. gross margins was attributable to a decrease in sales caused by a general economic decline in certain U.S. markets, loss of roulette wheel sales after surrendering the Bud Jones' Nevada gaming license, decreased foreign sales after terminating Paul-Son's relationship with a foreign distributor, transitioning foreign distribution to B&G, and increased competition including pre-Combination competition between Paul-Son Gaming Supplies, Inc. and Bud Jones. A decline in sales caused an inability to absorb fixed manufacturing overhead expenses. This decline was offset, in part, by a significant increase in gross profit margins from B&G's French Operations. This improvement was principally related to (a) the absence of certain sales discounting practices, which occurred during the three months ended December 31, 2001; and (b) fewer premium and startup costs related to the production of the new casino microchip product.

        Gross Profit.    Gross profit in absolute dollars for 2002 decreased by approximately $149,000 from 2001, while the actual gross profit margin percentage increased to 32.4% for 2002 from 31.4% in 2001. This occurred as a result of the aforementioned decrease in revenues of approximately $1.2 million offset, in part, by the decline in cost of revenues to $14.8 million for 2002 compared to $15.8 million in 2001.

        Restructuring and costs associated with the Combination.    During the year ended December 31, 2002, costs incurred as a result of the Combination of B&G and Paul-Son and the merger of Paul-Son and Bud Jones were recognized of $622,000. These costs are not recurring and were necessary in order to achieve the synergies anticipated from the Combination and the merger. Some employee layoffs have occurred and facilities have been consolidated just prior and subsequent to December 31, 2002, in order to effect efficiencies and eliminate redundant functions as a result of the Combination and the merger of Bud Jones into Paul-Son Gaming Supplies, Inc.

        Operating Expenses.    During the year ended December 31, 2002, operating expenses, which include product development, marketing, sales, general and administrative costs, increased approximately $1.9 million, or 33.5%, from approximately $5.7 million in 2001 to approximately $7.6 million. This increase was primarily attributable to (a) operating costs of Paul-Son after the Combination of $1.4 million and (b) increased sales and marketing costs of $570,000. During the fourth quarter of 2002 and the first quarter of 2003, the Company ceased the retail store activity in Las Vegas, and closed the Company's subsidiary, Authentic Products as we focus on more profitable, direct sales to licensed casinos. Authentic Products stopped activity during this same time and will be merged into Paul-Son later in 2003. The Company intends to focus on its core business while meeting customer needs and providing better service and a broader range of products. Management is continually aware of and analyzing the costs and activities of the Company. Marginally profitable areas are evaluated and eliminated or restructured as necessary, focusing on the core business.

        Interest Expense.    For the year ended December 31, 2002, interest expense increased to approximately $232,000 from approximately $170,000 in 2001. This increase of approximately $62,000 was caused by an increase in the average outstanding debt amounts in 2002 as compared to 2001, due to the inclusion of Paul-Son Gaming Supplies, Inc. and its subsidiaries' debt as a result of the Combination.

        Other Income/Expense.    During the year ended December 31, 2002, other income, including gains on foreign currency transactions, interest income, gains on sales of marketable securities and other income/expenses decreased to an expense of approximately $401,000 from income of approximately $349,000 during 2001. This decrease of approximately $750,000 was principally the result of foreign currency exchange losses of approximately $529,000 in 2002 compared to currency exchange gains of approximately $225,000 in 2001. This variation occurred as a result of the volatility between the U.S. Dollar and the French currency (Euro). In addition, there was an increase in interest income of approximately $82,000 in the 2002 period.

        Income Taxes.    During 2002, the Company recorded a tax provision of approximately $383,000 as compared to a tax provision of approximately $737,000 in 2001. During the year 2002, taxable income of the Company's foreign businesses could not be offset by pretax losses incurred by Paul-Son Gaming Supplies, Inc. and Bud Jones. The effective income tax rate in 2002 was (21.6)%. During 2001, the Company had consolidated net pretax income. The Company recorded a tax provision of $737,000 from its pretax losses in 2001. The Company recorded tax benefits on its U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities. Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Paul-Son Gaming Supplies, Inc. and Bud Jones for the year 2002.

        Net Income/(Loss).    For the year ended December 31, 2002, the Company recorded a net loss of approximately $2.2 million, including approximately $457,000 loss from Paul-Son Gaming Supplies, Inc. after the Combination. The net loss contributed by the former Bud Jones Company was $2.2 million in 2002 compared to $900,000 in 2001 primarily due to a decline in sales revenue of $500,000 and an increase in SG&A costs of $450,000 due to increased amortization of intangibles and employee expenses. Additionally, the former Bud Jones Company recognized a tax benefit in 2001 of $290,000 while no similar benefit was recorded in 2002. This occurred as the aforementioned decrease in revenues, increase in operating expenses, decrease in other income, and increase in other expenses, partially offset by increases in income tax expenses. During 2001, the Company recorded net income of $984,000 as a result of the aforementioned increase in revenues and decrease in operating expense in 2001 compared to 2002.

        Other Comprehensive Income/Loss.    Paul-Son includes other comprehensive income/loss in its consolidated statements of operations. For the year ended December 31, 2002, the Company incurred approximately $970,000 of other comprehensive gain from foreign currency translation adjustments as compared to approximately $216,000 of other comprehensive loss from similar currency translation adjustments during the year ended December 31, 2001.

Comparison of Operations for the Years Ended December 31, 2001 and 2000

        Revenues.    For the year ended December 31, 2001, revenues were approximately $23.1 million, an increase of approximately $11.7 million, or 103.3%, versus revenues of approximately $11.4 million for the year ended December 31, 2000. This increase in revenues for 2001 was principally the result of (i) increased sales of approximately $7.0 million in European-and American-style casino chips sold principally in B&G's international markets in 2001 brought on by the introduction of the new European currency for the beginning of 2002 and (ii) the business combination with Bud Jones in October 2000 which accounted for approximately $4.7 million of the increase. Management believes its European casino chip revenues, which increased approximately $5.0 million in 2001 from the demand for the new European currency, will not remain at this level and will return closer to revenue levels before the introduction of the new currency. However, B&G believes new technological improvements to its chips and jetons with, among other things, imbedded microchips, may increase demand over historical levels. B&G also experienced an increase in the average selling price of its European casino chips in international markets with the introduction of embedded microchips, which aid in the security and tracking of the casino chips.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, increased to 68.6% for 2001, compared to 62.1% during 2000. The decline in gross margin occurred principally due to startup costs relating to the production of B&G's new embedded microchips in its casino chip product, premium manufacturing costs incurred from increased demand on its production capacities and a slight decline in cost efficiencies from the use of inexperienced temporary personnel utilized during peak production periods. These negative factors were offset partially by the increased absorption of fixed manufacturing overhead expenses due to the increased production levels.

        Gross Profit.    Gross profit for 2001 increased in absolute dollars by approximately $2.9 million from 2000. This occurred as a result of the aforementioned increase in revenues of approximately $11.7 million offset, in part, by the decline in gross profit margin from 37.9% in 2000 to 31.4% in 2001.

        Operating Expenses.    During the year ended December 31, 2001, operating expenses, which include product development, marketing, sales, general and administrative costs, increased approximately $2.8 million, or 95.7%, from approximately $2.9 million in 2000 to approximately $5.7 million. This increase was primarily attributable to the acquisition of Bud Jones in October 2000, which accounted for approximately $2.2 million of the total increase. Additionally, B&G experienced increased selling expenses as a result of the aforementioned increase in sales during 2001 and increased costs associated with certain business combination strategies in which B&G has been engaged and increased regulatory license fees based on the new jurisdictions in which B&G sells its products. An increase in royalty expenses for a certain patent licensing agreement of $50,000 and an increase in bad debt provisions specifically for one customer of $60,000 also contributed to the increase.

        Interest Expense.    For the year ended December 31, 2001, interest expense increased to approximately $170,000 from approximately $107,000 in 2000. This increase of approximately $63,000 was caused by an increase of approximately $1.0 million in the average outstanding debt amounts in 2001 as compared to 2000.

        Other Income/Expense.    During the year ended December 31, 2001, other income, including gains on foreign currency transactions, interest income, gains on sales of marketable securities and other income/expenses increased to approximately $349,000 from approximately $177,000 during 2000. This increase of approximately $172,000 was principally the result of foreign currency exchange gains of approximately $225,000 in 2001 compared to approximately $85,000 in 2000. This variation occurred as a result of the volatility between the U.S. Dollar and the French currency in 2001. In addition, there was an increase in interest income of approximately $36,000 in the 2001 period based on higher average cash balances.

        Income Taxes.    During 2001, B&G recorded a tax provision of approximately $737,000 as compared to approximately $501,000 in 2000. This increase of approximately $236,000 was caused by an increase in taxable income of approximately $1.5 million in 2000 to approximately $1.7 million in 2001. B&G's effective tax rate for 2001 was approximately 42.8% compared to approximately 34.4% in 2000. B&G incurred a pretax loss in its U.S. business in 2001. Due to the uncertainty surrounding the timing and amount of future profits, B&G recorded a valuation allowance in the amount of $112,000 to reflect these uncertainties. As a result, B&G's effective tax rate increased by approximately 9%.

        Net Income.    For the year ended December 31, 2001 and 2000, B&G recorded net income of approximately $1.0 million. This occurred as the aforementioned increase in revenues and other income were offset by declines in gross margin percentage and increases in operating and income tax expenses.

        Other Comprehensive Income/Loss.    B&G includes other comprehensive income/loss in its consolidated statements of operations. For the year ended December 31, 2001, B&G incurred approximately $216,000 of comprehensive loss from foreign currency translation adjustments as compared to approximately $504,000 of comprehensive loss from similar currency translation adjustments during the year ended December 31, 2000.

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations on a short-term basis. During the fourth quarter of 2002, the Company incurred approximately $634,000 in capital equipment and building improvements. At December 31, 2002, the Company had approximately $2.3 million in cash and cash equivalents. For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including the sale of assets and bank or other lending facilities. In the first quarter of 2003, Paul-Son sold a vacant building in Mexico for $450,000 (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 17.). There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company. The Company also expects to begin to realize the benefits of the Combination-related efficiencies in 2003.

        Working Capital.    Working capital totaled approximately $6.2 million at December 31, 2002, compared to approximately $3.9 million in working capital at December 31, 2001. Working capital increased approximately $2.3 million during the year primarily due to an increase in inventories of $2.9 million, an increase in income tax receivable of $846,000, an increase in marketable securities of $386,000, offset in part by a decrease in cash and cash equivalents of $1.9 million.

        Cash Flow.    Cash used in operating activities totaled approximately $2.1 million during fiscal 2002 compared to cash provided by operations of approximately $4.1 million in fiscal 2001. The primary contributing causes of cash used in operating activities in fiscal 2002 were a net loss before depreciation, amortization and provisions for inventory obsolescence of approximately $645,000, an increase in inventories and other assets of approximately $836,000 and a decrease in accounts payable, other current liabilities and accrued expenses of approximately $3.0 million offset, in part, by decreases in accounts receivable of approximately $1.6 million. Overall, cash decreased approximately $1.9 million from December 31, 2001 to December 31, 2002.

        Secured Debt.    In February 2001, B&G borrowed approximately $2.2 million. Principal and interest payments are due quarterly in the approximate amount of $116,000 until February 2008. Interest accrues at the fixed rate of 5.1%. The loan is guaranteed by Paul-Son's majority stockholder, Holding Wilson, S.A.

        The Company entered into a $995,000 loan transaction, or the Loan, with Jackson Federal Bank, a federal savings bank, or Jackson, on March 5, 2002. The other principal terms of the Loan are as follows:

  •
  Interest Rate. The interest rate equals the greater of 8% per annum, or the Floor Rate, or 362.5 basis points over the average of the London Interbank offered rates for six-month dollar deposit in the London market based on quotations of major banks, or Libor. The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period.

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

  •
  Guaranty. The Company executed a Guaranty in favor of Jackson by which it guaranteed the obligations of Paul-Son Gaming Supplies, Inc. under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan.

  •
  Prepayment. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve-month period of the Loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium.

  •
  Transfer Restrictions. The Loan is secured by a Deed of Trust that restricts Paul-Son Gaming Supplies, Inc. from transferring or encumbering (i) our Las Vegas headquarters; or (ii) any ownership interest in Paul-Son Gaming Supplies, Inc. Further, the Deed of Trust grants to Jackson a security interest in Paul-Son Gaming Supplies Inc.'s personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

        Other Debt.    In February 2002, we settled certain litigation. The settlement required that Paul-Son pay an aggregate of $210,000 in four equal principal installments of $52,500 that began February 2002. This charge of $210,000 was recorded to SG & A expenses during fiscal 2002, but not presented in these financial statements since Paul-Son Gaming Supplies, Inc.'s expenses from September 12, 2002 to December 31, 2002 are only presented in these financial statements. This debt was paid in full in February 2003.

        Seasonality.    The Company does not typically experience seasonality relative to its revenues.

        Las Vegas Facilities.    In May 1997, we purchased our current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the Deed of Trust issued under the Loan. See "Secured Debt" above. In connection with the Combination, Bud Jones relocated its operations to the Las Vegas headquarters prior to December 31, 2002.

        San Luis Facilities.    The Company leases a 34,000 square foot facility pursuant to an eight-year lease, which expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leased the facility on a month-to-month basis. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a lease rate commensurate with only the space that will be utilized by the Company. In November 1997, the Company completed the purchase of a 66,000 square foot New San Luis Facility for approximately $1.1 million. In December 1994, the Company purchased an adjacent 30,000 square foot facility for approximately $1.5 million. This facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager at this facility of Paul-Son Mexicana and his family. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 17.).

        Capital Expenditures.    The Company currently plans to purchase approximately $300,000 to $500,000 in capital equipment in 2003.

        Inventory.    During the last several years, Paul-Son Gaming Supplies, Inc. and subsidiaries have experienced increased inventory obsolescence provisions, which contributed to the increase in cost of sales as a percentage of revenues. Several factors contributed to these increases, including (i) changes in materials used to make casino table layouts, from a more traditional woolen cloth to a longer lasting synthetic cloth, thereby causing certain obsolescence and slow movement of certain colors and quantities of woolen cloth held by us, (ii) a general decline in sales brought on by a trend in the casino industry to decrease the number of table games on a casino floor in favor of slot machines, and (iii) increased security features added to casino playing cards and casino chips which obsoleted certain materials or finished goods on hand at the time.

Contractual Obligations and Commercial Commitments

        The following table presents contractual obligations and commercial commitments as of December 31, 2002. Paul-Son has no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2002. Operating leases on a month-to-month basis are not included in the table below. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 17.).

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond
Long-term debt	$3,690	$526	$1,213	$910	$1,041
Capital lease obligations	557	95	362	100	—
Operating leases	958	353	573	32	—

Total Contractual Cash Obligations	$5,205	$974	$2,148	$1,042	$1,041

Recently Issued and Adopted Accounting Guidance

        SFAS No. 142, "Goodwill and Other Intangible Assets." was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. The Company adopted SFAS No. 142 as of January 1, 2002. The Company expects to receive future benefits from goodwill over an indefinite period of time and, as of January 1, 2002, ceased amortizing it. The Company completed the transitional goodwill and trademarks impairment test, and as a result of this test, no impairment of goodwill was deemed necessary.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact this standard will have on its consolidated financial statements, but does not anticipate this having a material impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and the adoption did not have a material effect on its consolidated financial statements.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Management believes that the adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this Statement during the year ended December 31, 2002 and its adoption did not have a material impact on our consolidated financial statements.

Statement on Forward-Looking Information

        Certain information included herein contains statements that may be considered forward-looking. Forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties, such as statements relating to completion of the business combination with B&G, anticipated performance or cash flow from operations, liquidity, financing sources, cash forecasting, plans, objectives, amount, nature and time of capital expenditures, and operating costs and other expenses. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change.

        Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Important factors that could cause actual results to differ materially from those in the forward-looking statements include risks associated with:

  •
  Uncertainties arising from the integration of Paul-Son and B&G;

  •
  Uncertainties related to the integration of Paul-Son Gaming Supplies, Inc. and Bud Jones;

  •
  Unexpected charges and expenses as a result of the Combination or the merger;

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

  •
  Regulatory developments;

  •
  Adverse impacts to casino customers due to the Iraq war and other international or domestic incidents;

  •
  General economic conditions; and

  •
  Other risks more fully described in Paul-Son's previous filings with the Securities and Exchange Commission, including the Definitive Proxy Statements, filed on August 9, 2002.

        Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risk

        There are two types of foreign currency exchange risks that the Company may be subject to: transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gains or losses which are based on an actual transaction that requires formal payment at a future point in time.

        The Company is subject to foreign currency exchange risk relating to the translation of B&G's assets, liabilities, and income and expense accounts. The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders' equity section or our consolidated balance sheet. B&G uses the local currency as its functional currency. The assets and liabilities of B&G are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. B&G typically incurs gains or loses of specified foreign currency translations and these amounts are occasionally material. These gains and losses are reflected in the Company's consolidated statement of operations. For the year ended December 31, 2002, the Company did not have any forwards, options or other derivative contracts in force.

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

  Interest Rate Risk

        As of December 31, 2002, Paul-Son had total interest bearing debt and capital lease obligations of approximately $4.2 million. Of this amount, approximately $3.2 million has a fixed rate of interest and Paul-Son believes this lease agreement has a fair value, which approximates reported amounts.

        The remaining $1.0 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate (presently approximately 4.75%), Paul-Son will have interest risk on approximately $150,000 over the next twelve months. To the extent there are significant increases to LIBOR, or the London Interbank Offered Rates, and the LIBOR rate plus 362.5 basis points would exceed a floor of 8%, Paul-Son would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years.

Item 8. Financial Statements and Supplementary Data

  Independent Auditors' Reports

  Consolidated Balance Sheets at December 31, 2002 and 2001

  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

  Financial Statement Schedule included in Part IV of this report

PAUL-SON GAMING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Paul-Son Gaming Corporation and Subsidiaries
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheet of Paul-Son Gaming Corporation and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and of cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 27, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bourgogne et Grasset S.A.

        We have audited the consolidated balance sheet of Etablissements Bourgogne et Grasset S.A. (a French Société Anonyme) and its subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of The Bud Jones Company, Inc., a wholly owned subsidiary, which statements reflect total assets of 33% as of December 31, 2001, of the related consolidated totals, and total revenues of 27% and 14% for the years ended December 31, 2001, and December 31, 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for The Bud Jones Company, Inc., is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Etablissements Bourgogne et Grasset S.A. and its subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  MAZARS LLP
New York, NY

March 22, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
The Bud Jones Company, Inc.

        We have audited the accompanying balance sheet of The Bud Jones Company, Inc., as of December 31, 2001, and the related statements of operations, retained earnings, comprehensive loss and accumulated other comprehensive loss and cash flows for the year ended December 31, 2001, and the period from October 21, 2000, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bud Jones Company, Inc., as of December 31, 2001, and results of its operations and comprehensive loss and its cash flows for the year ended December 31, 2001, and the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/  BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
February 15, 2002

(Except for Note 10. as to which the date is April 23, 2002.)

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(dollars in thousands)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$2,333	$4,254
Marketable securities	1,329	943
Accounts receivables, net	3,814	3,860
Inventories, net	5,704	2,807
Prepaid expenses	531	201
Income tax receivable	846	—
Deferred tax asset	—	91
Other current assets	355	535

Total current assets	14,912	12,691
Property and equipment, net	9,500	4,485
Goodwill, net	1,374	1,374
Other intangibles, net	2,223	2,385
Other assets, net	148	490

Total Assets	$28,157	$21,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$621	$657
Accounts payable	3,676	3,829
Accrued expenses	1,946	1,420
Customer deposits	2,176	1,786
Income taxes payable	47	847
Other current liabilities	206	233

Total current liabilities	8,672	8,772

Long-term debt, less current maturities	3,576	2,333
Deferred tax liability	431	116

Total liabilities	12,679	11,221

Commitments and Contingencies (Note 10)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued; 7,594,900 in 2002. In 2001, 225,184 shares authorized, issued and outstanding; $34.11 par value	76	7,683
Additional paid-in capital	14,253	—
Treasury stock, at cost; 27,293 shares in 2002	(196)	—
Retained earnings	1,378	3,532
Accumulated other comprehensive loss	(33)	(1,011)

Total stockholders' equity	15,478	10,204

Total Liabilities and Stockholders' Equity	$28,157	$21,425

See Notes to Consolidated Financial Statements

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

	(See Note 2) 2002	2001	2000
Revenues	$21,861	$23,089	$11,353
Cost of revenues	14,770	15,849	7,055

Gross profit	7,091	7,240	4,298
Product development	142	143	187
Marketing and sales	2,424	1,854	1,240
Restructuring and costs associated with Combination	622	—	—
General and administrative	5,041	3,701	1,484

Operating income (loss)	(1,138)	1,542	1,387
Other income (expense)
Gain (loss) on foreign currency transactions	(529)	225	85
Interest expense	(232)	(170)	(107)
Other income, net	128	124	92

Income (loss) before income taxes	(1,771)	1,721	1,457
Income tax expense	383	737	501

Net income (loss)	$(2,154)	$984	$956

Earnings (loss) per share:
Basic	$(0.42)	$0.24	$3.55

Diluted	$(0.42)	$0.24	$3.55

Weighted-average shares outstanding—basic and diluted	5,131	4,054	270

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
Years ended December 31, 2002, 2001 and 2000
(dollars in thousands, except share amounts)

		Common Stock
	Comprehensive Income (Loss)			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount					Total
Balance, January 1, 2000	$—	7,209	$274	$—	$—	$2,925	$(305)	$2,894
Net income	956	—	—	—	—	956	—	956
Issuance of stock on December 18, 2000	—	217,975	7,409	—	—	—	—	7,409
Unrealized gain on securities, net of $4 tax	10	—	—	—	—	—	10	10
Reclassification adjustment for gain realized in net income, net of $(1) tax	(3)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	(504)	—	—	—	—	—	(504)	(504)
Dividends, $0.93 per share	—	—	—	—	—	(1,333)	—	(1,333)

Total Comprehensive Income	$459	—	—	—	—	—	—	—

Balance, December 31, 2000	$—	225,184	7,683	—	—	2,548	(802)	9,429

Net income	984	—	—	—	—	984	—	984
Unrealized gain on securities, net of $4 tax	10	—	—	—	—	—	10	10
Reclassification adjustment for gain realized in net income, net of $(1) tax	(3)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	(216)	—	—	—	—	—	(216)	(216)

Total Comprehensive Income	$775	—	—	—	—	—	—	—

Balance, December 31, 2001	$—	225,184	7,683	—	—	3,532	(1,011)	10,204

Net loss	(2,154)	—	—	—	—	(2,154)	—	(2,154)
Issuance of Paul-Son Stock to B&G	—	3,828,452	(7,642)	7,642	—	—	—	—
Paul-Son stock outstanding prior to the Combination at September 12, 2002		3,541,264	35	6,611	(196)	—	—	6,450
Unrealized gain on securities, net of $4 tax	8	—	—	—	—	—	8	8
Foreign currency translation adjustment	970	—	—	—	—	—	970	970

Total Comprehensive Loss	$(1,176)	—	—	—	—	—	—	—

Balance, December 31, 2002		7,594,900	$76	$14,253	$(196)	$1,378	$(33)	$15,478

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(dollars in thousands)

	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(2,154)	$984	$956
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,509	1,088	401
Deferred taxes	406	(325)	379
Gain on sale/disposal of property and equipment	61	—	(18)
Loss on sale of marketable securities	(33)	(28)	(24)
Change in operating assets and liabilities:
Accounts receivable	1,572	(1,136)	(1,476)
Inventories	(126)	349	(386)
Other current assets	(710)	(39)	(256)
Accounts payable	(1,688)	1,624	655
Customer deposits	355	381	(237)
Accrued expenses	(427)	248	88
Other current liabilities	(845)	951	(381)

Net cash provided by (used in) operating activities	(2,080)	4,097	(299)

Cash Flows from Investing Activities
Purchase of marketable securities	(571)	(421)	(1,375)
Proceeds from sale of marketable securities	418	850	1,633
Acquisition of property and equipment	(634)	(683)	(973)
Proceeds from sale of property and equipment	45	—	44
Acquisition of businesses, net of cash acquired of $1,396 in 2000	—	(3,127)	(4,760)
Cash acquired in business combination	1,143	—	—
Increase in other assets	(107)	(409)	—

Net cash provided by (used in) investing activities	294	(3,790)	(5,431)

Cash Flows from Financing Activities
Issuance of common stock	—	—	6,316
Proceeds from long-term debt	—	2,417	260
Repayment of long-term debt	(348)	(599)	(275)
Distribution of dividends to stockholders	—	—	(240)

Net cash provided by (used in) financing activities	(348)	1,818	6,061

Effect of exchange rate changes on cash	213	(107)	(168)

Net increase (decrease) in cash and cash equivalents	(1,921)	2,018	163
Cash and cash equivalents, beginning of year	4,254	2,236	2,073

Cash and cash equivalents, end of year	$2,333	$4,254	$2,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$146	$191
Cash paid for taxes	1,125	204	902
Non-cash transactions:
Non-cash currency translation adjustment	$970	$(216)	$(504)
Stock dividend declared	—	—	1,093
Business combination:
Cash acquired	$1,143	$—	$—
Current assets, net of cash	4,582	—	—
Property and equipment, net	7,231	—	—
Other assets	535	—	—
Current liabilities	(2,764)	—	—
Long-term debt	(1,332)	—	—
Net equity	(9,395)	—	—

	$—	$—	$—

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

        Paul-Son Gaming Corporation, a Nevada corporation, and each of its subsidiaries are collectively referred to herein as the "Company" or "Paul-Son." On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Paul-Son Gaming Corporation headquarters in Las Vegas, Nevada.

        The Company believes it is a leading manufacturer and supplier of casino table game equipment in the world. Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps, and roulette.

        On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.

Basis of Consolidation and Presentation

        The consolidated financial statements include the accounts of Paul-Son and its wholly owned subsidiaries, including B&G, Bud Jones, Paul-Son Gaming Supplies, Inc. ("Paul-Son Supplies"), Paul-Son Mexicana, S.A. de C.V., ("Mexicana") and Authentic Products, Inc. (See Note 2.). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        A summary of the Company's significant accounting policies follows:

Cash and Cash Equivalents

        The Company considers all highly liquid investments and repurchase agreements with maturities of three months or less at the date of purchase to be cash and cash equivalents.

Fair Value of Financial Instruments

        The fair value of cash, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Accounts Receivables and Customer Deposits

        The Company performs ongoing credit evaluations of its customers and generally requires a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet. The Company maintains an allowance for doubtful accounts. (See Note 13.).

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

Inventories

        Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the weighted average and first-in, first-out methods. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventories consist of dice, chips, other gaming equipment and supplies.

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

        The cost of maintenance and repairs are charged to expense as incurred. Major additions and betterments are capitalized.

Goodwill and Other Intangible Assets

        Goodwill and trademarks with indefinite lives are not amortized. Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized over their useful lives ranging from three to fourteen years.

Debt

        The Company includes obligations from capitalized leases in its long and short-term debt captions for financial statement purposes.

Revenue Recognition

        Substantially all revenue is recognized when products are shipped to customers. The Company typically sells its products with payment terms of net 30 days or less.

        The Company offers a limited warranty on its products. Sales returns and warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

Income Taxes

        The Company uses SFAS No. 109, "Accounting for Income Taxes," for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.

        A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

        Paul-Son and its subsidiaries file separate income tax returns in their respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Foreign Currency Transactions

        The financial statements of B&G are measured using the Euro as the local functional currency. Assets and liabilities of B&G are translated into the U.S. Dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. Dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," and are shown within accumulated other comprehensive income.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable and slow moving, excess and obsolete inventories, estimates for the recoverability of long lived assets or the recoverability of goodwill. Actual results could differ from those estimates and assumptions.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. The Company had no impairment losses for each of the three years in the period ended December 31, 2002.

        Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which are largely independent of the cash flows of other groups of assets. The Company operates in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 15. for the presentation of the one business segment by geographic area.) The Company uses estimates for its entire organization as its basis for impairment valuation. Long-lived assets are principally real estate and, to a lesser extent, production assets in and through which business operations and products are manufactured and distributed.

Equity Compensation Plan Information

        The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the fiscal year ended December 31, 2002 (dollars in thousands, except per share amounts):

Net loss:	As reported	$(2,154)
	Stock based compensation expense under fair value method	(87)

	Pro forma	$(2,241)

Loss per share:	As reported:
	Basic	$(0.42)
	Diluted	$(0.42)
	Pro forma:
	Basic	$(0.44)
	Diluted	$(0.44)

        Prior to the September 12, 2002 merger, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the nonqualified stock option plans of Paul-Son, has been omitted because the information, if presented, would be misleading and inappropriate.

        The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G. As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, as reported before the Combination, and therefore no longer presented; (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 to December 31, 2002) of operating activity for Paul-Son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the fiscal years ended December 31, 2002 and 2001 include the consolidated results of B&G for the entire periods presented.

Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on the Company's net loss.

Recently Issued Accounting Guidance

        SFAS 142, "Goodwill and Other Intangible Assets" was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. The Company adopted SFAS No. 142 as of January 1, 2002. The Company expects to receive future benefits from goodwill over an indefinite period of time and, as of January 1, 2002, ceased amortizing it. The

Company completed the transitional goodwill impairment test, and as a result of this test, no impairment of goodwill was deemed necessary. The fair value of the Company's goodwill was derived through the use of an independent appraisal.

        A reconciliation of net income to pro forma amounts adjusted for the exclusion of the amortization of goodwill for the fiscal years ended December 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

	2001	2000
Net income	$984	$956
Add back: Goodwill and trademark amortization, net of tax effect	72	14

Adjusted net income, pro forma	$1,056	$970

Adjusted earnings per share, pro forma	$0.26	$3.60

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact this standard will have on its consolidated financial statements, but does not anticipate this having a material impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and the adoption did not have a material impact on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company will adopt this statement during fiscal 2003. Management believes the adoption of SFAS No. 145 will not have a material impact on its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the adoption of SFAS No. 146 will not have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation during fiscal 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement during the year ended December 31, 2002 and its adoption did not have a material impact on the consolidated financial statements.

Note 2. Business Combinations

B&G Acquisition of The Bud Jones Company, Inc.

        On October 20, 2000, B&G purchased The Bud Jones Company, Inc., or Bud Jones, for approximately $6.1 million. The acquisition was accounted for as a purchase and assets and liabilities were recorded at their respective fair market values at the date of acquisition. During the year ended December 31, 2000, B&G included approximately $1.5 million in revenues, approximately $500,000 in gross profits, and approximately $400,000 in selling, general and administrative expenses from the operations of Bud Jones. As part of the acquisition, B&G acquired approximately $3.5 million in current assets (principally cash, inventory and accounts receivable), approximately $4.6 million in noncurrent assets (principally property and equipment of approximately $2.9 million and trademarks, goodwill and customer relationships of approximately $1.7 million) and approximately $1.9 million in total liabilities.

        For the year ended December 31, 2001, B&G included approximately $6.9 million in revenues, approximately $1.5 million in gross profits, approximately $2.6 million in selling, general and administrative expenses and approximately $1.0 million of net loss from the operations of Bud Jones.

  Bud Jones Acquisition of Trend Plastics, Inc.

        In August 2001, Bud Jones purchased the assets of the chip manufacturing business of Trend Plastics, Inc., or Trend, a Kansas corporation. Trend designs and produces injection molds. This acquisition included injection molding machines, dryer hoppers, inventory, patents, copyright, know how, trade secrets and software. The amount paid for this purchase transaction was $2.71 million. As part of the acquisition, Bud Jones acquired approximately $616,000 in tangible personal property, primarily injection molding machines used for chip manufacturing, $102,000 in current assets and $1,989,000 in intangible personal property, principally goodwill, patents and non-compete agreements.

  Bud Jones Acquisition of T-K Specialty Company, Inc.

        On September 6, 2001, Bud Jones purchased the assets of T-K Specialty Company, Inc., or T-K, a Nevada corporation engaged in the business of manufacturing and distributing dice to the gaming industry. The amount paid for this purchase transaction was $420,000. As part of the acquisition, Bud Jones acquired approximately $13,000 in dice inventory, approximately $407,000 in noncurrent assets (principally equipment of approximately $95,000 and goodwill and non-compete agreements of approximately $287,000) and liabilities for rent expense of $25,000.

  Combination Agreement between Paul-Son and B&G

        Pursuant to the Combination Agreement, Paul-Son acquired 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing equaled 53.45% of the outstanding shares of Paul-Son common stock and (b) warrants to provide anti-dilution protection to the extent that the stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised. Accordingly, Paul-Son issued 3,969,026 shares of its authorized common stock to the stockholders of B&G. The B&G stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised reflecting the issuance of 84,610 shares to Paul-Son's investment banker in connection with the Combination. Therefore, the B&G stockholders were issued a total of 4,053,636 shares in connection with the combination. These transactions resulted in a total of 7,594,900 shares of Paul-Son common stock outstanding immediately after the closing.

        Paul-Son also purchased 100% of the shares in B&G's wholly owned subsidiary, Bud Jones. In payment of the Bud Jones shares, Paul-Son issued a promissory note to B&G in the principal amount of $5,437,016. The promissory note is payable in full on the fifth anniversary of the closing. Interest on the promissory note is payable annually at a rate equal to the average prime rate for the year. The promissory note will continue to be an asset of B&G. Paul-Son and B&G determined the Combination consideration pursuant to arm's length negotiations between the parties. Prior to the Combination, Paul-Son received the written opinion dated May 20, 2002, from its investment banker that, from a financial point of view, as of the date of such opinion, the consideration to be paid to the B&G stockholders in the Combination was fair from a financial point of view to the holders of Paul-Son common stock. This promissory note is eliminated in connection with the consolidation of the Company.

        The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G. As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, as reported before the Combination and therefore no longer presented; (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 to December 31, 2002) of operating activity for Paul-son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the fiscal years ended December 31, 2002 and 2001 include the consolidated results of B&G for the entire periods presented.

        The purchase consideration of the Combination is assumed to be approximately $6.5 million, based on the sum of the fair market value of the outstanding shares of Paul-Son common stock, the fair market value of the Paul-Son stock options and the direct costs associated with the transaction. The fair market value of the shares of Paul-Son common stock used in determining the purchase price was $1.57 per share, which reflects the average of the closing prices, as reported on the Nasdaq SmallCap Market, of Paul-Son common stock on April 11, 2002, the date the Combination was announced, and on the three business days before and after the announcement.

        The 2000 and 2001 Statements of Stockholders' Equity and Other Comprehensive Income present the information of B&G as historically reported. In 2002, as part of the recapitalization, historical amounts were re-allocated between common stock and additional paid-in capital, to reflect the par value of the Company's common stock as of the date of the transaction.

        The fair value of the Paul-Son stock options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of approximately 3.0%, expected lives of approximately 2 to 9 years, expected dividend rate of 0%, and volatility of approximately 100%.

        These pro forma adjustments reflect the allocation of the assets and liabilities of Paul-Son of the difference between the purchase consideration and the book value of Paul-Son (negative goodwill).

Paul-Son's book value is assumed to be its stockholders' equity (dollars in thousands, except per share amounts):

Consideration:
Shares of Paul-Son common stock outstanding	3,541,264
Average market price per share of Paul-son common stock	$1.57

Fair market value of Paul-Son common stock	$5,560
Fair value of Paul-Son stock options	118
Direct costs	772

Total	6,450
Book Value of Paul-Son prior to the Combination:
Stockholders' equity at September 12, 2002	9,395

Negative goodwill	$2,945

This negative goodwill has been allocated to reduce:
Direct costs of combination	$772
The assets of Paul-Son as follows:
Property and equipment, net	1,830
Other assets	343

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

        Pro Forma unaudited financial information for Paul-Son on a consolidated basis, giving effect to the Combination and the acquisition of Bud Jones by B&G in October 2000, as if it had occurred at the beginning of all the periods presented is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Operating revenue	$34,943	$41,464	$39,502
Operating income (loss)	(2,683)	658	795
Net income (loss)	(4,326)	1,203	222
Net income (loss) per share	(0.57)	0.16	0.06

Note 3. Marketable Equity Securities

        Marketable equity securities consist of the following at December 31 (in thousands):

	2002	2001	2000
Proceeds from sales	$418	$850	$1,633
Gross realized gains	33	28	24

	December 31, 2002			December 31, 2001			December 31, 2000
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Available for sale mutual funds	$1,277	$52	$1,329	$910	$33	$943	$1,378	$23	$1,401

Note 4. Inventories

        Inventories consist of the following at December 31 (in thousands):

	2002	2001
Raw materials	$3,555	$1,692
Work in process	896	705
Finished goods	2,306	560

	6,757	2,957
Less inventory reserves	(1,053)	(150)

Inventories, net	$5,704	$2,807

        The inventory loss reserve of $1.1 million in 2002 includes $903,000 from Paul-Son Gaming Supplies, Inc. and $150,000 from B&G.

Note 5. Other Current Assets

        Other current assets consist of the following at December 31 (in thousands):

	2002	2001
Refundable value added tax	$292	$484
Deposit current	49	—
Other assets	14	51

Other current assets	$355	$535

Note 6. Property and Equipment

        Property and equipment consist of the following at December 31 (in thousands):

	2002	2001
Land	$664	$—
Buildings and improvements	4,595	1,292
Furniture and equipment	9,456	6,895
Vehicles	233	109

	14,948	8,296
Less accumulated depreciation	(5,448)	(3,811)

Property and equipment, net	$9,500	$4,485

        Included in furniture and equipment is capitalized lease equipment with an original cost of $820,000 and a current net book value of approximately $311,000 and $417,000 at December 31, 2002 and 2001, respectively. Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $1,229,000, $891,000 and $379,000, respectively.

Note 7. Goodwill and Other Intangible Assets (in thousands):

	December 31, 2002			December 31, 2001
							Estimated Useful Life (Years)
	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount
Goodwill	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(266)	741	757	(28)	729	8 to 14
Customer relationships	432	(96)	336	422	(46)	376	7
Non-compete agreements	730	(167)	563	730	(34)	696	5 to 6
Other	—	—	—	1	—	1	5

Total	$4,224	$(627)	$3,597	$3,965	$(206)	$3,759

        Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $280,000, $197,000 and $22,000, respectively.

Estimated Amortization Expense for the years ending December 31,
2003	$321
2004	265
2005	219
2006	219
2007	185

Note 8. Accrued Liabilities

        Accrued Liabilities consist of the following at December 31 (in thousands):

	2002	2001
Wages and related costs	$1,124	$1,117
Accrued vacation	256	159
Accrued interest	15	20
Accrued sales taxes	313	—
Other accrued expenses	232	97
Accrued sales commissions	6	27

Accrued liabilities	$1,946	$1,420

Note 9. Long-Term Debt

        Long-term debt consists of the following at December 31 (in thousands):

	2002	2001
Note payable due to a commercial bank in quarterly installments of $116 including interest of 5.10% through February 2008. This note is guaranteed by the majority stockholder	$2,126	$2,078
Note payable to bank in monthly installments of approximately $7 including variable interest (approximately 8% at December 31, 2002) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $874 balloon payment. The note is secured by a first deed of trust on the Company's headquarters in Las Vegas, Nevada	988	—
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $53, with interest at prime (approximately 4.25% at December 31, 2002) due and paid in full in February 2003	53	—
Capital lease obligation payable for equipment, fixed interest rate of 7.77% payable in monthly installments of approximately $8 through December 7, 2005	265	341
Capital lease obligation payable for equipment, fixed interest rate of 7.75% payable in monthly installments of approximately $3 through January 21, 2004	42	77
Other capital lease obligations with varying rates and maturities	200	208
Various notes payable to commercial banks, interest at 4.3% to 6.9% with principal and interest payments due monthly from 2003 through 2006	523	286

Principal balance as of December 31,	4,197	2,990
Less current portion	(621)	(657)

Long-term debt as of December 31,	$3,576	$2,333

        Paul-Son Gaming Supplies, Inc. entered into a $995,000 loan transaction ("Loan") with Jackson Federal Bank, a federal savings bank ("Jackson"), on March 5, 2002. The interest rate equals the greater of 8% per annum ("Floor Rate") or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposit in the London market based on quotations of major banks ("LIBOR"). The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of $874,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing ("Deed of Trust") encumbering the Company's Las Vegas, Nevada headquarters. The Company executed a Guaranty in favor of Jackson by which the Company guaranteed the obligations of Paul-Son Gaming Supplies, Inc. under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve-month period of the loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts Paul-Son Gaming Supplies, Inc. from encumbering or transferring (1) the Company's Las Vegas, Nevada headquarters; and (2) ownership interests in Paul-Son Gaming Supplies, Inc. Further, the Deed of Trust also grants to Jackson a security interest in Paul-Son Gaming Supplies, Inc.'s personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

        Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2002 are as follows (in thousands):

	Capital Leases	Long-Term Debt
2003	$95	$526
2004	212	578
2005	150	635
2006	100	480
2007	—	430
Thereafter	—	1,041

Total	557	3,690
Less amount representing interest	(50)	—

	$507	$3,690

Note 10. Commitments and Contingencies

  Operating Lease Obligations

        The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2002 (in thousands):

2003	$353
2004	296
2005	277
2006	32
2007	—
Thereafter	—

Future minimum lease payments	$958

        The Company had a twelve-year option to extend the lease at one of its production facilities. The annual rent during the first 8-year term, which ended in April 2001, was approximately $140,000. The Company leased this production facility on a month-to-month basis for approximately $12,000 a month. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a rate commensurate with only the space that will be utilized by the Company.

        Rent expense totaled $610,000, $503,000 and $240,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Legal Proceedings

        Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort vs. Gasser Chair Co., Inc.; Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.); and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002. On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort ("Tropicana") for negligence and compensatory damages in an amount exceeding $50,000, plus attorney's fees, costs and expenditures. Plaintiff Brown alleges having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back causing her to fall backwards and onto the casino floor.

        On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc. In Count I, Tropicana alleges that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the installation of the chair properly and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino's patrons from sustaining allegedly foreseeable falls. They allege the chair should have had greater weight built into the front of its base making backward tipping more difficult if not impossible. Paul-Son was named for being in the chain of distribution as the sellers.

        Count II claims that Gasser Chair is subject to the products liability laws and that the design of the chair (and base) was defective when it left the manufacturer.

        Tropicana asked the Court to dismiss the Plaintiff's Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

        The settlement conference was tentatively scheduled for December 2003 and the pre-trial is scheduled for April 5, 2005. The staff counsel of Hartford Insurance Group, Viletto, Bosnick, & Ross, are handling the case and say it is in the very early stages. They have asked the case to be transferred to the New Jersey jurisdiction, but the decision has not been ruled upon at this time. Management believes there will be no material impact to the Company's financial statements.

        Paul-Son Gaming Corp., The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822. This suit was filed on behalf of the Company and the other Defendants on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union Fire Insurance Company ("National Union") and administered by AIG Technical Services ("AIG"). At the time the suit was filed, a lawsuit was pending between the Company and Martin Winick, arising out of his employment by the Company. The Company's suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick. Since that time, the underlying litigation has been resolved, so the focus of the Company's suit will be reimbursement from the insurance carrier for the attorney's fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier. The Company's suit is seeking, among other things, general, consequential and punitive damages that were allegedly, directly and proximately caused by the insurance carrier's bad faith in delaying, reducing or denying indemnity in defense to the Company and otherwise failing to act fairly and in good faith in analyzing the Company's tender under the insurance policy.

        An answer was filed by National Union. No answer was filed by AIG. A default was entered on March 15, 2002. AIG has requested a stipulation that the default be set aside, which is presently being contemplated by the Company and its counsel.

        A mediation was held on February 7, 2003, with National Union and AIG. No agreement has yet been reached. If no settlement is reached through the mediation process, discovery should resume.

        Martin S. Winick, Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada corporation; the Paul S. Endy, Jr. Living Trust; Eric P. Endy, Trustee of the Paul S. Endy, Jr. Living Trust; Eric P. Endy, individually and in his capacity as an officer and director of Paul-Son Gaming Corporation; and Lawrence A. Spieser, an individual, Defendants, Case No. A416734. On February 5, 2002, without admitting liability, the Company and its affiliates entered into a settlement agreement with Mr. Winick. As a part of the settlement agreement, the Company agreed to pay Mr. Winick the sum of $210,000, payable in four equal principal installments of $52,500, which began February 2002 and were payable in June and October 2002 and in February 2003. In addition, the Endy Trust agreed to transfer to Mr. Winick and his designees a total of 250,000 shares of the Company's common stock. The Endy Trust agreed to pay any legal fees incident to the registration of the shares. This case was resolved and all expenses paid in February 2003.

        The Louisiana State Police, Riverboat Gaming Enforcement Division pending litigation. Violation CGD 20037 SAR 02-1-50-093-2043 ("Administrative Violation"). Permit numbers P066500388 and P076500003. The Louisiana State Police, Riverboat Gaming Enforcement Division ("Division") is in the process of negotiation for a settlement of the Administrative Violation, which stems in part from a settlement entered into with a former officer/director of the Company, Martin Winick, whereby he received 4.9% of the outstanding shares of the Company. The Company allegedly failed to seek prior approval for the stock transfer. The management of the Company has cooperated in all respects with the Division in connection with its investigation of the Administrative Violation and settlement thereof. The Division has not made its final determination with respect to the details and particulars for the settlement of the Administrative Violation.

        Paul-Son Gaming Corporation, a Nevada corporation, Plaintiff, v. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation; US Bancorp, a foreign business entity; and ROE corporations 1 through 10, inclusive, Defendants. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation, Third-Party Plaintiffs, v. Gerry Tieri, an individual, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada. Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. ("Skipco") pursuant to which the Company leased certain office equipment, including copiers and facsimile machines. Skipco subsequently assigned the lease agreements to US Bancorp. The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies. On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions ("Toshiba"), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney's fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements. Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee. Lyon Financial Services, Inc. ("Lyon") has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action. Although the Company has not been served with a copy of the Complaint in Intervention, it believes that Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment. The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

        The Company is engaged in disputes and claims arising in the normal course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

Note 11. Income Tax Matters

        The expense (benefit) for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 consisted of (in thousands):

	2002	2001	2000
Current:
U.S. Federal	$—	$—	$—
France	(23)	1,066	405

Total Current	(23)	1,066	405

Deferred:
U.S. Federal	—	(278)	—
France	406	(51)	96

Total Deferred	406	(329)	96

Provision for income taxes	$383	$737	$501

        A reconciliation of the Company's income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Computed expected income tax expense	34.3%	35.3%	36.7%
Adjustments:
Amortization of nondeductible goodwill	—	2.5%	1.1%
Acquisition costs expensed for tax purposes	—	(4.2)%	(3.9)%
Nondeductible depreciation and penalities	—	0.3%	0.4%
Tax assessments	—	—	3.5%
Tax effect of U.S. operations	—	0.8%	(0.9)%
Allowance for deferred tax asset	(62.8)%	8.1%	(2.5)%
Other	6.9%	—	—

Income tax expense (benefit)	(21.6)%	42.8%	34.4%

        No deferred tax benefits were recorded as assets for taxable losses of the Company due to the uncertainty of the ability to realize the tax asset in the future. The deferred tax benefits were primarily composed of net operating losses and timing differences related to certain accounts receivable and inventory allowances not currently deductible as expenses under IRS provisions. Although the Company recorded this allowance to the deferred tax asset, the Company may still utilize the future tax benefits from net operating losses for 15 to 20 years from the year of the loss to the extent of future taxable income. The net operating losses may be further limited by Section 382 "Change in Control" rules.

        The primary components of the deferred tax liability at December 31 were approximately as follows (in thousands):

	2002	2001
Operating loss carryforwards	$2,875	$478
Inventory and bad debt reserves	516	143
Other	(523)	(534)
Less valuation allowance	(3,299)	(112)

Deferred tax liability, net	$(431)	$(25)

Note 12. Earnings Per Share and Stock Option Programs

        Per share data is based on the number of the Company's common shares that would have been outstanding had the Combination occurred as of the earliest period presented. In order to compute the number of shares used in the calculation of basic and diluted income per share, the number of shares issued to the former B&G stockholders in the Combination was added to the weighted average number of the Company's shares outstanding as of the earliest period presented. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

        Prior to the September 12, 2002 Combination, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plan for Paul-Son has been omitted because B&G is considered the acquiring entity in the Combination even though Paul-Son survives and is the legal parent of B&G.

        The Company has outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2002 were approximately 649,500.

        The Company has stock option programs, which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option grant vesting at the end of each year, however, the vesting schedule for individual participants may vary. The options granted under the Incentive Plan expire 10 years after the date of grant. The Directors' Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than

6 months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, 9 months after retirement or 2 years after death. Options covering 19,500 shares were granted to non-employee directors during the period of September 12, 2002 through December 31, 2002, at a weighted-average exercise price of $3.53.

        The following is a summary of option activity for the period from September 11, 2002 (date of the Combination) to December 31, 2002:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 12, 2002	—	—	$—
Granted	(319,500)	319,500	3.41
Canceled	—	—	—
Exercised	—	—	—
Options from Combination (1)	745,000	330,000	6.07

Outstanding at December 31, 2002	425,500	649,500	$5.77

(1)
Represents options granted to employee and non-employee directors prior to September 12, 2002, under the incentive plan and the Directors' plan.

2000
The weighted average fair value of options granted	$1.36

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 to $13.88	649,500	7.15	$5.77	331,500	$8.04

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the period from September 11, 2002 (date of the Combination) grants; risk-free interest rate at the date of grant which ranged from 3.3% to 6.7%; expected dividend yield of 0.0%; expected lives of 5 to 6 years; and expected volatility which ranged from 39.75% to 69.83%.

        As of December 31, 2002, a maximum of 1,075,000 shares of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of the Company's stock on the date of grant.

Note 13. Allowance for Doubtful Accounts and Inventory Valuation Reserves

        The Company records, based on periodic reviews of its accounts receivables and inventories, allowances for estimated uncollectible trade accounts receivable and slow moving or obsolete inventories. A summary of provisions for estimated bad debts and obsolete or slow-moving inventories and the related charges to the allowance for doubtful accounts and inventory valuation reserves are as follows (in thousands):

Accounts receivables:

Years Ended December 31,	Beginning of Year Balance	Combination and Merger	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2002	$102	$210	$92	$(14)	$390

2001	$81	$—	$118	$(97)	$102

2000	$22	$188	$10	$(139)	$81

Inventories:

Years Ended December 31,	Beginning of Year Balance	Combination and Merger	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2002	$150	$1,085	$61	$(243)	$1,053

2001	$122	$—	$28	$—	$150

2000	$98	$—	$24	$—	$122

Note 14. Related Party Transactions

        B&G's former majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastic, Inc., and T-K Specialty Company, Inc. Fees charged to the Company by its majority stockholder for such expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $43,000, $49,000, and $51,000, respectively.

        Ron-Lynn Enterprises, a company co-owned by Ron Coiro, East Coast Manager of Sales of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies Inc., including dealing shoes, money paddles and discard holders. For the 111 days ended December 31, 2002, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro approximately $12,000.

        The Company leased its main 34,000 square foot manufacturing facility located in San Luis, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana. The lease began as an eight-year lease that expired in April 2001, with an option to extend the term an additional 12 years. The Company did not exercise its option to extend the lease, but leased the facility for approximately $12,000 per month on a month-to-month basis. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a lease rate commensurate with only the space that will be utilized by the Company. The Company also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager and his family of Paul-Son Mexicana.

Note 15. Business Segments

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. The Company manufactures and sells casino table game equipment and has determined that it operates in one operating segment—casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

        The following table presents certain data by geographic area as of and for the periods ended December 31 (in thousands):

	2002	2001	2000
Net sales to external customers:
United States	$10,027	$4,621	$1,174
Europe	5,236	12,043	6,308
Other	6,598	6,425	3,871

Total consolidated net sales to external customers	$21,861	$23,089	$11,353

	2002	2001
Property and equipment, net:
United States	$6,056	$3,021
Europe	1,627	1,464
Mexico	1,817	—

Total	$9,500	$4,485

Note 16. Pension Plan

        B&G sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for benefits to be paid to eligible employees at retirement based on years of participation and compensation rates in the last years prior to retirement. The following amounts relate to B&G's defined benefit pension plan (in thousands):

	December 31,
	2002	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$81	$75	$81
Service cost	7	6	6
Interest cost	—	3	3
Actuarial gain (loss)	—	1	(2)
Benefits paid	—	—	(3)
Effect of foreign exchange rate changes	2	(4)	(10)

Benefit obligation at end of year	90	81	75

Change in plan assets:
Fair value of plan assets at beginning of year	270	274	297
Actual return on plan assets	13	11	15
Benefits paid	—	—	(3)
Effect of foreign exchange rate changes	51	(15)	(35)

Fair value of plan assets at end of year	334	270	274

Funded status	244	189	199
Unrecognized transition asset as of April 1998, being recognized over 15 years	(140)	(130)	(150)

Prepaid benefit cost	$104	$59	$49

Weighted-average assumptions:
Discount rate	5.0%	5.0%	5.0%
Expected return on plan assets	4.0%	4.0%	5.5%
Rate of compensation increase	1.5%	1.5%	1.5%

Net pension benefit for the years ended December 31 consists of the following (in thousands):

	2002	2001	2000
Service cost-benefits earned during the period	$8	$6	$6
Interest expense on benefit obligation	4	3	3
Expected return on plan assets	(15)	(14)	(16)
Actuarial loss (gain)	(5)	8	(2)
Amortization of unrecognized transition asset	(14)	(14)	(12)

Total	$(22)	$(11)	$(21)

        Bud Jones maintains a 401(k) plan for employees who work over one year and are 21 years of age or older. Contributions to the plan are based on the amounts contributed by the eligible employees. Eligible employees may elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. Bud Jones contributes $.25 for each $1.00 contributed by a participant in the plan up to four percent of the participant's wages. B&G's 401(k) contributions for the years ended December 31, 2002, 2001 and 2000 were $0, $8,000 and $1,000 respectively. Paul-Son Gaming Supplies, Inc. had a similar plan in place, however, this plan did not provide for Company matching to employee contributions. As such, there were no 401(k) contributions made during the 111 day period ending December 31, 2002. The Bud Jones plan and the Paul-Son Gaming Supplies, Inc. plan will be combined into one plan during the second quarter of 2003.

Note 17. Subsequent Event

        During the first quarter of 2003, the Company sold one of its vacant buildings, with 30,000 square feet, in Mexico for $450,000 to the General Manager of Paul-Son Mexicana and his family. The transaction resulted in no gain or loss on the books of the Company and provides some cash flow for operations and future capital expenditures.

Selected Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2002 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Net revenues	$4,933	$4,106	$4,115	$8,707	$21,861
Gross profit	1,627	1,376	1,328	2,760	7,091
Operating income (loss)	528	(506)	(850)	(310)	(1,138)
Net income (loss)	$106	$(650)	$(564)	$(1,046)	$(2,154)

Basic and diluted net income (loss) per common share	$0.03	$(0.16)	$(0.12)	$(0.14)	$(0.42)

	Year Ended December 31, 2001 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Net revenues	$3,746	$4,201	$5,383	$9,759	$23,089
Gross profit	1,227	886	1,710	3,417	7,240
Operating income (loss)	(182)	(67)	371	1,420	1,542
Net income (loss)	$(130)	$26	$137	$951	$984

Basic and diluted net income (loss) per common share	$(0.03)	$0.01	$0.03	$0.23	$0.24

        On September 12, 2002, Paul-Son's Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Effective December 31, 1999, B&G changed its fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31.

        The increase in the fourth quarter 2002 net revenues is primarily due to the inclusion of net sales of $5.0 million from Paul-son Gaming Supplies, Inc. and its subsidiaries from September 12, 2002 to December 31, 2002.

        The increase in net revenues for the fourth quarter of 2001 was principally the result of increased sales of approximately $7.0 million in European- and American-style casino chips sold principally in B&G's international markets in 2001 and the early part of 2002, brought on by the introduction of the new European currency.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Deloitte & Touche LLP has been retained as the Company's independent auditor subsequent to the Combination. The financial statements of Paul-Son (the acquiree for accounting purposes and the acquiror for legal purposes) and its subsidiaries (other than B&G and Bud Jones) for the fiscal year ended December 31, 2002 have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of B&G (the acquiror for accounting purposes and the acquiree for legal purposes) for the fiscal years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 have been audited by Mazars LLP, independent auditors. The financial statements of Bud Jones, for the fiscal years ended December 31, 2001 and 2000 have been audited by Bradshaw, Smith & Co., LLP, independent auditors. No disagreements exist with any of these independent auditors.

PART III

Item 10. Directors and Executive Officers

        The following table sets forth certain information with respect to the executive officers and directors of the Company:

Name	Age	Position with the Company
Francois Carretté	66	Chairman of the Board
Gérard Charlier(3)	64	Director, President and Chief Executive Officer
Benoit Aucouturier(1)(2)	55	Director
Paul S. Dennis(1)(2)	65	Director
Eric P. Endy	47	Director
Alain Thieffry	47	Director
Jerry G. West(1)(2)(3)	60	Director
Melody J. Sullivan	46	Chief Financial Officer

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Compliance Committee.

        Francois G. Carretté has been the Company's Chairman of the Board since September 2002. Mr. Carretté has served as a director for both B&G and Bud Jones since 2000. Since 1995, Mr. Carretté has also served as President and Chief Executive Officer of Holding Wilson, which through its affiliates engages in consulting for geotechnics infrastructures and the environment. Holding Wilson, in which Mr. Carretté holds a majority interest, owns a majority of the outstanding stock of B&G. Mr. Carretté also serves as a director of Holding Chegarey, France, an insurance company; Matignon Investments, France, a venture capital firm; and Oudart Gestion, France, an investment bank.

        Gérard P. Charlier has been a director, President and Chief Executive Officer since September 2002. Mr. Charlier has been President and Chief Executive Officer of B&G since 1994 and President and Chief Executive Officer of Bud Jones since 2000. Mr. Charlier worked from 1965 to 1968 for Cincinnati Milling Machine in Cincinnati, Ohio. Mr. Charlier worked for Booz Allen & Hamilton in London and Paris in 1968 and 1969. He then joined Peat Marwick Mitchell Management Consulting (now KPMG) in Paris in 1969 where he became Partner in 1975 and acted as Partner in Charge of the German Management Consulting Department from 1978 to 1982. From 1982 to 1985, Mr. Charlier served as Vice President of International Development of Dexi International, a French company specializing in the manufacture of cosmetic products distributed by party plans. From 1985 to 1988 and again from 1991 to 1994, Mr. Charlier was an independent management consultant for G.C. Management, a firm which he owned. Between 1988 and 1991, Mr. Charlier served as the General

Manager in France of Arthur D. Little, a management consulting firm based in Cambridge, Massachusetts. Mr. Charlier holds a Mechanical Engineering Degree from Ecole Nationale d'Arts et Metiers in Paris (1962), a M.S. in Electrical Engineering from Stanford University, California (1963) and an MBA from INSEAD in Fontainebleau, France (1968).

        Benoit Aucouturier has been a director since October 2002. Mr. Aucouturier has served as General Manager and Director of Compagnie d'Arbitrage Financier et Foncier, a family investment company with investments in various sectors, including hotel industry and tourism, gaming industry, fashion and real estate, since 1993. Mr. Aucouturier started his career with Caisse Centrale des Banques Populaires as Finance Director Deputy. He then joined the Credit Commercial de France as Director responsible for French securities. In 1988, Mr. Aucouturier joined Societe de Banque et de Transactions where he served as General Manager. He left that company at the end of 1992 to join and develop his family investment fund. Mr. Aucouturier also serves as a director of B&G, Societe de Tourisme International, Croise-Laroche, Gulmar Offshore Contractor, Financiere Saint-Nicolas and Party Pris. Mr. Aucouturier holds degrees in private law, property and agricultural law, and in business administration from the Universities of Paris and Poitiers.

        Paul S. Dennis has been a director of the Company since October 2000. Since 1977, Mr. Dennis has been President and Chief Executive Officer of Associated Health Care Management Company, Inc., Cleveland, Ohio, which manages ten nursing homes and congregate living facilities. Mr. Dennis also has served as a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries. Mr. Dennis has a nursing home administrator's license from the states of Ohio and Nevada and is a member of the American College of Health Care Administrators.

        Eric P. Endy has been a director since the Company's inception in 1993. Mr. Endy was Executive Vice President of the Company from September 2002 to March 2003, and presently serves as a consultant to the Company. He served as Secretary of the Company from May 1984 to March 2003, Chairman of the Board and Chief Executive Officer from November 1998 to September 2002, President from January 1994 to September 2002 and Treasurer from July 2001 to September 2002. From May 1998 to July 1998, Mr. Endy was Treasurer of the Company and from January 1994 to July 1995, Mr. Endy was Chief Operating Officer of the Company. Mr. Endy was Chairman of the Board, President and Chief Executive Officer of Paul-Son Supplies from November 1998 to September 2002, and Executive Vice President and General Manager of Paul-Son Supplies from July 1990 to September 2002. From 1988 to March 1994, Mr. Endy served as a director of Paul-Son Playing Cards.

        Alain Thieffry has been a director since September 2002. Mr. Thieffry has served as President of the Executive Board of Holding Wilson since February 2002. He has been an executive officer of Holding Wilson since 1984. Since 1995, Mr. Thieffry has also served as Chief Executive Officer of Bridge Atlantic Corporation, a wholly owned subsidiary of Holding Wilson. Mr. Thieffry holds masters in law and business administration and a CPA license in France.

        Jerry G. West has been a director of the Company since April 1994. Mr. West is currently self-employed as a private investigator licensed in the state of Nevada. From 1969 until his retirement in 1993, Mr. West was a special agent with the United States Federal Bureau of Investigation.

        Melody J. Sullivan, a Certified Management Accountant (CMA), has been Chief Financial Officer of the Company since December 2002. From 2000 to 2002, Ms. Sullivan served as the Corporate Controller of Serrot International, Inc., a manufacturer and wholly owned subsidiary of Waste Management Inc. From 1998 to 2000, Ms. Sullivan was the Vice President and Chief Accounting Officer of Saxton Inc., Las Vegas, Nevada, a real estate development firm. Ms. Sullivan holds a Bachelor of Science degree in Accounting from the University of Arkansas.

        Combination-Related Obligations.    Upon completion of the Combination, the Company agreed to expand its board of directors to seven persons, and the board elected new executive officers of the Company. The Company's Board of Directors consists of four persons nominated by Holding Wilson, S.A. and three persons from the Company's pre-combination board of directors. Francois Carretté, the Chairman of Holding Wilson, S.A., became Chairman of the Board of the Company. Gérard P. Charlier, B&G's Chairman of the Board and Chief Executive Officer, became President and Chief Executive Officer of the Company. Eric P. Endy, the Company's former Chairman of the Board, President and Chief Executive Officer, became Executive Vice President of the Company until an amendment to his employment agreement was made in March 2003, at which time he became a consultant. Holding Wilson, S.A. will agree to vote its shares for a period of five years from the Combination to elect Mr. Endy or his designee to the Company's Board of Directors. Mr. Endy and The Paul S. Endy, Jr. Living Trust will agree to vote their shares for a period of five years from the Combination to elect the nominees of Holding Wilson, S.A. to the Company's Board of Directors. In accordance with the foregoing, Holding Wilson, S.A. nominated Francois Carretté, Gérard Charlier, Alain Thieffry and Benoit Aucouturier to the Board of Directors. Messrs. Jerry G. West and Paul S. Dennis joined Mr. Endy as the pre-Combination directors remaining on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and stockholders holding more than ten percent of the class of stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all reports required under Section 16(a) filing requirements were filed as required, with the exception of a report on Form 5, which was inadvertently filed late by Mr. West with respect to the grant on April 12, 2002 of an option under the Directors' Plan to purchase 6,500 shares of common stock, and Mr. Dennis with respect to the grant on November 14, 2002 of an option under the Directors' Plan to purchase 1,500 shares of common stock.

Item 11. Executive Compensation

        The following table sets forth information with respect to the compensation for the three years ended December 31, 2002, 2001 and 2000 concerning the Company's Chief Executive Officer and the former Chief Executive Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options(#)	All Other Compensation($)
Gérard P. Charlier Chief Executive Officer, President and Treasurer(1)	2002 2001 2000	108,037 102,403 77,555	43,215 42,327 30,977	— — —	300,000 — —	1,556 1,475 —
Eric P. Endy Director (2)	2002 2001 2001	46,154 N/A N/A	— N/A N/A	— N/A N/A	— N/A N/A	— N/A N/A

(1)
Mr. Charlier was appointed Chief Executive Officer, President and Treasurer in September 2002. The amounts in this table represent the compensation paid to Mr. Charlier by the Company and its subsidiaries after September 12, 2002, the effective date of the Combination with B&G, and also include any compensation paid to Mr. Charlier by B&G and Bud Jones prior to that date.

(2)
Mr. Endy resigned as Chief Executive officer in September 2002 and thereafter served as Executive Vice President and Secretary until March 2003. Mr. Endy currently serves as a consultant to and a director of the Company. The amounts in this table represent the compensation paid to Mr. Endy by the Company and its subsidiaries after September 12, 2002. Mr. Endy's total annual compensation for 2002 was $200,000 and for 2001 and 2000 his salary was $155,000 for each year and a $1,550 bonus for 2001 and 2000.

Option Grants in 2002

        The following table sets forth the stock options granted to Mr. Charlier during 2002. Mr. Endy was not granted any options in 2002.

Individual Grants
	Number of Securities Underlying Options Granted(#)					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
% of Total Options Granted to Employees in 2002
Name				Exercise Price/Share ($)(2)(3)	Expiration Date(1)
						5%	10%($)
Gérard P. Charlier (1)	300,000	100	(5)	3.40	09/12/12	$641,473	$1,625,617

(1)
An option to purchase 200,000 shares vests on September 12, 2007 and is exercisable for five years following the date of vesting. An option to purchase 100,000 shares vests if the Company's annual net profit reaches $2,000,000 before September 12, 2007. If the option vests, it will remain exercisable for five years.

(2)
The stock options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant, or September 12, 2002.

(3)
The stock option exercise price may be paid in shares of common stock previously owned by the executive officer or in cash, unless the Board of Directors or one of its committees, in its sole discretion, rejects the optionee's election to pay in stock.

(4)
The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the Securities and Exchange Commission and, therefore, is not intended to represent either historical appreciation or anticipated future appreciation of the Company's common stock price.

(5)
In addition to the options granted to employees in fiscal 2002, the Company also granted to its non-employee directors, options to purchase an aggregate of 31,000 shares, of which an option to purchase 5,000 shares terminated in September 2002 upon the resignation of a former director from the Company's Board of Directors.

AGGREGATED OPTION EXERCISES IN 2002
AND OPTION VALUES AT DECEMBER 31, 2002

        The following table sets forth information related to the exercise of stock options by Messrs. Charlier and Endy.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)(1)
					Value of Unexercised In-The Money Options/SARs at Fiscal Year-End ($)(1,2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gérard P. Charlier	—	—	—	300,000	—	252,000
Eric P. Endy	—	—	97,000	—	—	—

(1)
These numbers represent only options granted pursuant to the Long-Term Incentive Plan; there are no stock appreciation rights.

(2)
Based on a closing price of $4.24 on December 31, 2002, less the option exercise price.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Charlier Employment Agreement

        In September 2002, the Company entered into an employment agreement with Gérard Charlier pursuant to which he serves as President and Chief Executive Officer of the Company and each of its subsidiaries, including B&G, Paul-Son Gaming Supplies and Bud Jones. The agreement provides for Mr. Charlier's employment for five years, subject to earlier termination under certain circumstances, as described below.

        The agreement provides for Mr. Charlier to receive an annual salary of $100,000 as President and Chief Executive Officer of the Company and €115,000 (approximately U.S. $121,268 as of March 24, 2003) as President and Chief Executive Officer of B&G. Mr. Charlier, a French resident, will receive a housing allowance not to exceed $1,500 per month for housing in the Las Vegas area. He will also receive tax preparation services and use of the Company's automobiles.

        The Company has the right to terminate Mr. Charlier's employment with or without "Cause" or upon his death or "Permanent Disability." "Cause" is defined as willful and repeated failure to perform his duties, willful misconduct materially injurious to the Company, conviction of a felony or breach of the confidentiality, non-competition or non-solicitation provisions referred to below. "Permanent Disability" is defined as failure to perform his duties for ninety (90) consecutive days due to physical or mental illness.

        If the Company terminates Mr. Charlier's employment for any reason other than death, Permanent Disability or Cause, the Company and B&G must continue to pay Mr. Charlier's salaries for the longer of (i) the remaining term of the agreement or (ii) two years, and to provide him with medical benefits for 12 months from termination.

        Pursuant to the agreement, the Company granted stock options to Mr. Charlier, subject to the terms and conditions of the Company's Long-Term Incentive Plan. One option permits Mr. Charlier to purchase 200,000 shares of the Company's common stock at $3.40 per share. The option vests on September 12, 2007 and is exercisable for five years following the date of vesting. The other option permits Mr. Charlier to purchase 100,000 shares at $3.40 per share, but it will vest only if the Company's annual net profit reaches $2,000,000 before September 12, 2007. If the option vests it will remain exercisable for five years.

        Mr. Charlier's employment agreement contains provisions relating to protection of the Company's confidential information and non-competition and non-solicitation of employees (both during his employment and for a period following termination).

        Mr. Charlier has also entered into an agreement with Holding Wilson whereby Holding Wilson granted Mr. Charlier an option to sell to Holding Wilson the Company shares he acquired in the Combination if Mr. Charlier's employment with the Company is terminated voluntarily by Mr. Charlier or by the Company other than for death, Permanent Disability or Cause. The per share sale price would be equal to the average closing price of the Company's common stock for the 30 trading days preceding the date Mr. Charlier exercises his option to sell.

Endy Employment Agreement

        In September 2002, the Company entered into an employment agreement with Eric Endy pursuant to which he was to serve as Executive Vice President of the Company; however, in March 2003, the parties amended Mr. Endy's employment agreement to provide for Mr. Endy's continued employment as a consultant, but not as an executive officer of the Company. The agreement provides for Mr. Endy's employment for five years, subject to earlier termination under certain circumstances, as described below.

        Under the agreement, Mr. Endy has an annual salary of $200,000. Mr. Endy is eligible to participate in employee incentive and benefit programs available to senior executives or salaried employees of the Company.

        The Company has the right to terminate Mr. Endy's employment with or without "Cause" or upon his death or "Disability." "Cause" is defined as conviction of a felony, engagement in gross misconduct, continued failure to perform his obligations as a director or as a consultant of the Company, breach of the employment agreement, loss or denial of the issuance of a gaming license. "Disability" is defined as Mr. Endy's failure, for a period of six consecutive months, to perform his duties by reason of mental or physical disability.

        If the Company terminates Mr. Endy's employment for any reason other than death, Cause or Disability, or if there is a "Constructive Termination Without Cause" of Mr. Endy's employment, the Company must continue to pay Mr. Endy's salary for the remaining term of the agreement.

        "Constructive Termination Without Cause" is defined as:

  •
  Mr. Endy's removal from the position of consultant for any reason other than termination for death, Cause or Disability;

  •
  the assignment of duties to Mr. Endy which are incommensurate with his status as consultant;

  •
  the Company decreases of Mr. Endy's salary or benefits;

  •
  the relocation of his principal office outside of the Las Vegas metropolitan area;

  •
  the Company's failure to have his employment agreement assumed by any successor of the Company;

  •
  the failure to re-elect Mr. Endy to the Board of Directors of the Company during the term of the agreement; or

  •
  a change in control of the Company resulting in the termination of Mr. Endy's employment for any reason other than Cause, Disability or death within 90 days after such change in control occurs.

        Mr. Endy's employment agreement contains provisions relating to protection of the Company's confidential information and non-competition and non-solicitation of employees and customers (both during his employment and for a period following termination).

Compensation of Non-Employee Directors

        Directors who are not employees or consultants of the Company receive annual fees of $15,000, for attendance at each meeting of the Board of Directors, plus $1,000 for attendance at each meeting of the Audit Committee, plus $500 for each meeting of the Compliance or Compensation Committees. Each director may be reimbursed for certain expenses incurred in connection with attendance at Board of Directors' and committee meetings.

        Additionally, certain non-employee directors who are not consultants to the Company are granted options to purchase Common Stock under the Directors' Stock Option Plan ("Directors' Plan"). Under the Directors' Plan, eligible non-employee directors initially receive a one-time option to purchase 6,000 shares of common stock following such director's election to the Board of Directors. Thereafter, each such director receives a grant to purchase 2,000 shares of common stock each year, at the beginning of such director's fourth year of service. In addition, on the anniversary of each such director's election or appointment to the Board of Directors such director also receives options to purchase 1,500 shares of common stock for serving on the Audit Committee, the Compliance Committee or the Compensation Committee for at least six months during the twelve months prior to the date of grant.

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

        There were options granted to purchase (i) 6,000 shares of common stock to each of Messrs. Carretté, Thieffry and Aucouturier; (ii) 6,500 shares of common stock to Mr. West; and (iii) 1,500 shares of common stock to Mr. Dennis, under the Directors' Plan during the fiscal year ended December 31, 2002. In addition, the Company granted to Richard Scott an option under the Directors' Plan to purchase 5,000 shares of common stock; however, this option terminated on September 12, 2002 when Mr. Scott resigned from the Board of Directors. The Company's non-employee directors who are currently eligible to participate in the Directors' Plan are Messrs. Carretté, Aucouturier, Dennis, Thieffry and West.

Compensation Committee and Incentive Plan Committee Interlocks and Insider Participation

        The Company's executive compensation is determined by the Compensation Committee and the Incentive Plan Committee, no member of which is or was an officer of the Company. For the 2002 fiscal year, the Compensation and Incentive Plan Committee consisted of Messrs. Jerry G. West, Paul Dennis and, subsequent to his joining the Board in October 2002, Benoit Aucourturier.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The securities entitled to vote consist of shares of common stock, par value $.01 of the Company, with each share entitling its owner to one vote. Common stock is the only outstanding class of voting securities authorized by the Company's articles of incorporation. The number of outstanding shares of the Company's common stock at the close of business on March 24, 2003 was 7,594,900. Stockholders do not possess the right to cumulate their votes for the election of directors.

        The Company's articles of incorporation authorize the Company to issue 10,000,000 shares of preferred stock, par value $.01, in one or more series, with such rights, preferences, restrictions, and privileges as may be fixed by the Company's Board of Directors, without further action by the Company's stockholders. The issuance of the preferred stock could adversely affect the rights, including voting rights, of the holders of the common stock and could impede an attempted takeover of the Company. None of the Company's preferred stock is issued or outstanding, and the Company has no present plans to issue any shares of preferred stock.

        The following is a list of the beneficial stock ownership at the close of business on March 24, 2003 of (1) all persons who beneficially owned more than 5% of the outstanding Common Stock, (2) all directors, and (3) all executive officers and directors as a group. These share amounts are based upon record-ownership listings as of that date, according to the Securities and Exchange Commission Forms 3 and 4 and Schedules 13D of which the Company has received copies:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common	Gérard P. Charlier(11)	544,516	(2)	7.17
Common	Eric P. Endy(11)	892,142	(3)	11.59
Common	Benoit Aucouturier	215,642	(4)	2.84
Common	Francois Carretté(11)	3,809,085	(5)	50.15
Common	Alain Thieffry	—	(6)	*
Common	Jerry G. West	37,500	(7)	*
Common	Paul S. Dennis	23,597	(8)	*
Common	Melody J. Sullivan	—		*
Common	Magnet Fund, L.P. Magnet Management, L.L.C. Jordan Kimmel 1201 Sussex Turnpike Suite 202 Randolph, New Jersey 07869	452,950	(9)	5.96
Common	All executive officers and directors as a group (8 persons)	5,522,482	(10)	71.36

*
Beneficial ownership does not exceed 1% of the outstanding common stock.

(1)
Unless otherwise noted, the persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

(2)
Includes 672 shares held by Mr. Charlier's spouse. Does not include antidilution warrants to purchase an aggregate of 42,922 shares or Incentive Plan options to purchase 300,000 shares, none of which are currently exercisable.

(3)
Includes (i) 97,000 shares issuable under an Incentive Plan option, (ii) 657,587 shares held by The Paul S. Endy, Jr. Living Trust, of which Mr. Endy is the sole trustee and beneficiary, (iii) 18,000 shares held by trusts established for the benefit of Mr. Endy's family, and (iv) 6,000 shares held by his spouse.

(4)
Includes 215,306 shares held by Campagnie d'Arbitrage Fanancier et Foncier, a family investment company.

(5)
Includes (i) 3,793,085 shares held by Holding Wilson, S.A., of which Mr. Carretté is the principal stockholder, and (ii) 336 shares held by his spouse. Does not include antidilution warrants to purchase an aggregate of 299,062 shares, none of which are currently exercisable.

(6)
Does not include 3,793,085 shares held by Holding Wilson, S.A., of which Mr. Thieffry is the President of the Executive Board. Mr. Thieffry disclaims beneficial ownership of all shares held by Holding Wilson, S.A.

(7)
Includes 37,500 shares issuable under a Directors' Plan option.

(8)
Includes 8,500 shares issuable under a Directors' Plan option.

(9)
Based on 13G filed on February 13, 2003.

(10)
Includes options to purchase 97,000 shares issuable under the Incentive Plan and options to purchase 52,000 shares issuable under the Directors' Plan.

(11)
1700 South Industrial Road, Las Vegas, NV 89102.

Equity Compensation Plan Information

        The following table sets forth information regarding shares of the Company's common stock that may be issued under the Company's equity compensation as of December 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	649,500	$5.77	425,500
Warrants related to combination	575,000.01		—
Equity compensation plans not approved by stockholders	—	—	—

Total	1,024,500	$3.66	425,500

(1)
In September 2002, the Company's Board of Directors approved an amendment to the Directors' Plan to, among other things, increase the authorized shares under the plan from 75,000 to 150,000. The Company intends to submit the amendment to its stockholders for approval at the Company's next annual meeting.

Item 13. Certain Relationships and Related Transactions

        See Part II, Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations—Related Party Transactions.

Indemnification of Directors and Officers

        During 2002, the Company incurred legal fees and expenses in the joint defense of litigation filed by Martin S. Winick, as plaintiff, against the Company and certain individuals, as defendants. The joint defense includes costs approved by the Board of Directors for the indemnification of Eric P. Endy who was also named as a defendant in his officer/director capacity and in his individual and trustee capacity, and a former director of the Company who was also named as a defendant. In March 2001, Mr. Endy agreed to an undertaking agreement in which he agreed to repay the Company any amounts advanced to him in connection with this litigation and the defense of his actions taken on behalf of the Company if a court determines that Mr. Endy is not entitled to indemnification. In February 2002, the Company settled the litigation initiated by Mr. Winick. Mr. Endy will not be required to repay the Company any of the fees advanced to him in connection with this litigation.

        The Company has agreed to indemnify and hold harmless each present and former director and officer of the Company against any costs or expenses (including attorneys' fees), judgments, fines, losses, claims, damages, liabilities or amounts paid in settlement incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to any matter existing or occurring at or prior to the closing date, whether asserted or claimed prior to, at or after the closing date of the Combination, to the fullest extent that the Company would have been permitted under Nevada law and its articles of incorporation or bylaws in effect on the date of the Combination agreement to indemnify such person.

        For a period of six years after the completion of the Combination, the Company will maintain in effect a directors' and officers' liability insurance policy covering those persons who are covered as of the date of the Combination agreement by the Company's directors' and officers' liability insurance policy, with coverage in an amount and scope at least as favorable as the Company's existing coverage; provided that in no event will the Company be required to expend in excess of 200% of the current annual premium paid by the Company for such coverage.

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

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission ("SEC"), such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

        The Company believes that the transactions described above are on terms at least as favorable as would have been obtainable from non-related parties. The Company requires that the Audit Committee of the Board of Directors review certain related party transactions.

Item 14. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements
Included in Part II of this report:
Consolidated Balance Sheets at December 31, 2002 and 2001.
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules
All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Reports on Form 8-K
The Company did not file any current report on Form 8-K during the fourth quarter of 2002.
(c)	Exhibits
2.01
Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference to; Annex A to the Company's definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the "Proxy Statement").
	3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to; Annex B to the Proxy Statement.
	3.02	Amended and Restated Bylaws of Paul-Son Gaming Corporation, incorporated herein by reference to; Annex C to the Proxy Statement.
4.01
Specimen Common Stock Certificate for the Common Stock of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 4.01.
	10.01	Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended September 12, 2002).
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
10.04
Promissory Note secured by Deed of Trust dated February 22, 2002, in favor of Jackson Federal Bank; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002, incorporated by reference from the Company's Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01..
10.05
Employment Agreement dated September 12, 2002 between Gerard Charlier and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002.
10.06
Employment Agreement dated September 12, 2002 between Eric Endy and the Company, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and the Company filed herewith.
21.01	List of subsidiaries
23.01	Consent of Deloitte & Touche LLP
23.02	Consent of Mazars, LLP
23.03	Consent of Bradshaw, Smith & Co., LLP
99.01	Certifications pursuant to 18 U.S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

March 31, 2003	By	/s/ GÉRARD CHARLIER Gérard Charlier President and Chief Executive Officer (Principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2003	By	/s/ FRANCOIS CARRETTÉ Francois Carretté Chairman of the Board of Directors
March 31, 2003	By	/s/ MELODY J. SULLIVAN Melody J. Sullivan Chief Financial Officer
March 31, 2003	By	/s/ ERIC P. ENDY Eric P. Endy, Director
March 31, 2003	By	/s/ PAUL S. DENNIS Paul S. Dennis, Director
March 31, 2003	By	/s/ JERRY G. WEST Jerry G. West, Director
March 31, 2003	By	/s/ ALAIN THIEFFRY Alain Thieffry, Director
March 31, 2003	By	/s/ BENOIT AUCOURTURIER Benoit Aucourturier, Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Gerard Charlier, certify that:

1.
I have reviewed this annual report on Form 10-K of Paul-Son Gaming Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ GÉRARD P. CHARLIER Gérard P. Charlier Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Melody J. Sullivan, certify that:

1.
I have reviewed this annual report on Form 10-K of Paul-Son Gaming Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ MELODY J. SULLIVAN Melody J. Sullivan Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference to Annex A to the Company's definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the "Proxy Statement")
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the proxy statement.
3.02	Amended and Restated Bylaws of Paul-Son Gaming Corporation, incorporated herein by reference to Annex C to the proxy statement. Annex C.
4.01
Specimen Common Stock Certificate for the Common Stock of Paul-Son Gaming Corporation incorporated herein by reference from the Company's registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 4.01
10.01	Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended September 12, 2002).
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
10.04
Promissory Note secured by Deed of Trust dated February 22, 2002, in favor of Jackson Federal Bank; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002, incorporated by reference from the Company's Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01
10.05
Employment Agreement dated September 12, 2002 between Gerard Charlier and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002.
10.06
Employment Agreement dated September 12, 2002 between Eric Endy and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and the Company filed herewith.
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
23.02	Consent of Mazars, LLP
23.03	Consent of Bradshaw, Smith & Co., Inc. LLP
99.01	Certifications pursuant to 18 U.S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (dollars in thousands)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share amounts)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (dollars in thousands)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX