Form 10-Q
period 2003-03-31
PAUL SON GAMING CORP
filed 2003-05-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

(702) 384-2425
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,594,900 shares of Common Stock, $0.01 par value, outstanding as of May 12, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$3,808	$2,333
Marketable securities	286	1,329
Accounts receivables, less allowance for doubtful accounts of $338 and $390, respectively	2,650	3,814
Inventories, less inventory valuation reserves of $1,117 and $1,053, respectively	5,872	5,704
Prepaid expenses	581	531
Income tax receivable	—	846
Deferred tax asset	107	—
Other current assets	354	355
Total current assets	13,658	14,912
Property and equipment, net	9,436	9,500
Goodwill, net	1,374	1,374
Other intangibles, net	2,143	2,223
Other assets, net	116	148
Total Assets	$26,727	$28,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$845	$621
Accounts payable	2,144	3,676
Accrued expenses	2,036	1,946
Customer deposits	2,283	2,176
Income taxes payable	78	47
Other current liabilities	170	206
Total current liabilities	7,556	8,672
Long term debt, less current maturities	3,427	3,576
Deferred tax liability	431	431
Total liabilities	11,414	12,679
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 7,594,900 shares	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	777	1,378
Accumulated other comprehensive gain (loss)	403	(33)
Total stockholders’ equity	15,313	15,478
Total Liabilities and Stockholders’ Equity	$26,727	$28,157

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Revenues	$7,760	$4,933
Cost of revenues	5,384	3,306
Gross profit	2,376	1,627

Product development	30	12
Marketing and sales	618	653
General and administrative	2,258	434

Income (loss) from operations	(530)	528
Other income (expense)
Gain (loss) on foreign currency transactions	(196)	9
Gain on sale of marketable securities	52	—
Interest income	1	3
Interest expense	(69)	(38)
Other income	34	—
Income (loss) before income taxes	(708)	502
Income tax benefit (expense)	107	(396)
Net income (loss)	$(601)	$106
Net income (loss) per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income (Loss)	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003		7,594,900	$76	$14,253	$(196)	$1,378	$(33)	$15,478
Net loss	$(601)					(601)		(601)
Unrealized gain on securities, net of $12 tax	9						9	9
Foreign currency translation adjustment	427						427	427
Total Comprehensive Loss	$(165)
Balance at March 31, 2003		7,594,900	$76	$14,253	$(196)	$777	$403	$15,313

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$(601)	$106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	519	299
Deferred taxes	(107)	44
Gain on disposal of property and equipment	(11)	—
Gain on sales of marketable securities	(52)	—
Change in operating assets and liabilities:
Accounts receivable	1,164	2,131
Inventories	(168)	271
Prepaid expenses and other current assets	(53)	27
Income taxes receivable	846	—
Accounts payable	(1,532)	(1,661)
Customer deposits	107	(987)
Accrued expenses	90	(174)
Income taxes payable	31	—
Other current liabilities	(36)	229
Net cash provided by operating activities	197	285
Cash Flows from Investing Activities
Purchase of marketable securities	—	(537)
Proceeds from sale of marketable securities	1,128	—
Acquisition of property and equipment	(517)	(137)
Proceeds from sale of building	450	—
Increase (decrease) in other assets	32	(23)
Net cash provided by (used in) investing activities	1,093	(697)
Cash Flows from Financing Activities
Repayment of long-term debt	(149)	(270)
Net cash used in financing activities	(149)	(270)
Effect of exchange rate changes on cash	334	(38)
Net increase (decrease) in cash and cash equivalents	1,475	(720)
Cash and cash equivalents, beginning of the period	2,333	4,254
Cash and cash equivalents, end of the period	$3,808	$3,534
Supplemental disclosure of cash flow information:
Cash paid for interest	$174	$45
Cash paid for taxes	$465	$84
Non-cash transactions:
Non-cash currency translation adjustment	$407	$(96)
Acquisition of property and equipment through a capital lease	$224	$—

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Paul-Son Gaming Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company” or “Paul-Son.” On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the “Combination Agreement”), between Paul-Son and Etablissements Bourgogne et Grasset S.A. (“B&G”), a societe anonyme organized under the laws of France.  Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002.  At the closing, the businesses of Paul-Son, B&G and B&G’s wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the “Combination”).  The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son.  On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly-owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly-owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Paul-Son Gaming Corporation headquarters in Las Vegas, Nevada.

The Company believes it is a leading manufacturer and supplier of casino table game equipment in the world.  Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories and other products that are used with various casino table games such as blackjack, poker, baccarat, craps and roulette.

On September 12, 2002, Paul-Son’s board of directors resolved to change Paul-Son’s fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.

Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, including B&G, Paul-Son Gaming Supplies, Inc., Paul-Son Mexicana, S.A. de C.V. (“Mexicana”), and Authentic Products, Inc. (See Note 2).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with Paul-Son’s annual audited consolidated financial statements and related notes included in Paul-Son’s Form 10-K for the year ended December 31, 2002.

As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son, as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).  The condensed consolidated financial statements for the three months ended March 31, 2003 include the results of Paul-Son and its subsidiaries, including B&G and Paul-Son Gaming Supplies, Inc. The only condensed consolidated financial statements for the three months ended March 31, 2002 include only the consolidated results of B&G.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable life of assets, the recoverability of deferred tax assets, and the allowance for doubtful accounts receivable and slow-moving, excess and obsolete inventories, estimates for the recoverability of long lived and/or the recoverability of goodwill.  Actual results could differ from those estimates and assumptions.

Equity Compensation Plan Information

The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and SFSAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123." the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the three months ended March 31 (dollars in thousands, except per share amounts):

		2003	2002
		(in thousands, except per share amounts)
Net income (loss):	As reported	$(601)	$106
	Stock based compensation expense under fair value method	(3)	—
	Pro forma	$(604)	$106
Net income (loss) per share:	As reported
	Basic	$(0.08)	$0.03
	Diluted	$(0.08)	$0.03
	Pro forma
	Basic	$(0.08)	$0.03
	Diluted	$(0.08)	$0.03

Prior to the September 12, 2002 merger, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plans of Paul-Son, has been omitted because there were no stock options outstanding.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2003, presentation.  These reclassifications had no effect on the Company’s net loss.

Recently Issued Accounting Guidance

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  The Company adopted this statement during the first quarter of 2003.  The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.  The provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted the disclosure requirements of this interpretation during fiscal 2002 and the remainder of this interpretation was adopted on January 1, 2003.  Management does not expect this statement to have a material impact on the consolidated financial statements.

NOTE 2.           BUSINESS COMBINATIONS

B&G Acquisition of The Bud Jones Company, Inc.

On October 20, 2000, B&G purchased The Bud Jones Company, Inc., or Bud Jones, for approximately $6.1 million. The acquisition was accounted for as a purchase and assets and liabilities were recorded at their respective fair market values at the date of acquisition. As part of the acquisition, B&G acquired approximately $3.5 million in current assets (principally cash, inventory and accounts receivable), approximately $4.6 million in non-current assets (principally property and equipment of approximately $2.9 million and trademarks, goodwill and customer relationships of approximately $1.7 million) and approximately $1.9 million in total liabilities.

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

Combination Agreement between Paul-Son and B&G

Pursuant to the Combination Agreement, Paul-Son acquired 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing equaled 53.45% of the outstanding shares of Paul-Son common stock and (b) warrants to provide anti-dilution protection to the extent that the stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised.  Accordingly, Paul-Son issued 3,969,026 shares of its authorized common stock to the stockholders of B&G.  The B&G stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised reflecting the issuance of 84,610 shares to Paul-Son’s investment banker in connection with the Combination.  Therefore, the B&G stockholders were issued a total of 4,053,638 shares in connection with the combination.  These transactions resulted in a total of 7,594,900 shares of Paul-Son common stock outstanding immediately after the closing.

Paul-Son also purchased 100% of the shares in B&G’s wholly-owned subsidiary, Bud Jones.  In payment of the Bud Jones shares, Paul-Son issued a promissory note to B&G in the principal amount of $5,437,016.  The promissory note is payable in full on the fifth anniversary of the closing.  Interest on the promissory note is payable annually at a rate equal to the average rate that B&G can typically borrow from financial institutions.  The promissory note will continue to be an asset of B&G.  Paul-Son and B&G determined the Combination consideration pursuant to arm’s length negotiations between the parties.  Prior to the Combination, Paul-Son received the written opinion dated May 20, 2002, from its investment banker that, from a financial point of view, as of the date of such opinion, the consideration to be paid to the B&G stockholders in the Combination was fair from a financial point of view to the holders of Paul-Son common stock.  This promissory note is eliminated in connection with the consolidation of the Company.

The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G.  As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of

Paul-Son as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).  The condensed consolidated financial statements for the three months ended March 31, 2003 include the results of Paul-Son and its subsidiaries, including B&G and Paul-Son Gaming Supplies, Inc.  The condensed consolidated financial statements for the three months ended March 31, 2002 include the consolidated results of B&G for the period presented.

The purchase consideration of the Combination was assumed to be approximately $6.5 million, based on the sum of the fair market value of the outstanding shares of Paul-Son common stock, the fair market value of the Paul-Son stock options and the direct costs associated with the transaction.  The fair market value of the shares of Paul-Son common stock used in determining the purchase price was $1.57 per share, which reflects the average of the closing prices, as reported on the Nasdaq SmallCap Market, of Paul-Son common stock on April 11, 2002, the date the Combination was announced, and on the three business days before and after the announcement.

In 2002, as part of the recapitalization, historical amounts were re-allocated between common stock and additional paid-in capital, to reflect the par value of the Company’s common stock as of the date of the transaction.

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

Pro forma unaudited financial information for Paul-Son on a consolidated basis, giving effect to the Combination, as if it had occurred at the beginning 2002 is shown below.  The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

Three Months Ended March 31,
2002
(in thousands, except per share amounts)
Operating revenue	$ 9,590
Operating income	235
Net income	124
Net income per share	0.02

NOTE 3.           Marketable Equity Securities

Marketable equity securities consist of the following at March 31 (in thousands):

	March 31, 2003			March 31, 2002
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale mutual funds	$277	$9	$286	$1,425	$39	$1,464

	2003	2002
Proceeds from sales	$1,128	$—
Gross realized gains	$52	$—

NOTE 4.           INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$3,991	$3,555
Work in process	1,198	896
Finished goods	1,800	2,306
Less inventory reserves	(1,117)	(1,053)
	$5,872	$5,704

NOTE 5.           Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Land	$816	$664
Buildings and improvements	4,346	4,595
Furniture and equipment	9,894	9,456
Vehicles	267	233
	15,323	14,948
Less accumulated depreciation	(5,887)	(5,448)
Property and equipment, net	$9,436	$9,500

Depreciation expense for the three months ended March 31, 2003 and March 31, 2002 was $439,000 and $240,000, respectively.

NOTE 6.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands, except Years in Estimated Useful Life):

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(299)	708	1,007	(266)	741	8 to 14
Customer relationships	432	(112)	320	432	(96)	336	7
Non-compete agreements	730	(198)	532	730	(167)	563	5 to 6
Total	$4,224	$(707)	$3,517	$4,224	$(627)	$3,597

Amortization expense for the three months ended March 31, 2003 and 2002 was $80,000 and $59,000, respectively.

Estimated Amortization Expense for Years Ending	December 31,
2003 (remaining nine months)	$241
2004	265
2005	219
2006	219
2007	185

NOTE 7.           Commitments and Contingencies

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

NOTE 8.           EARNINGS PER SHARE

Per share data is based on the number of the Company’s common shares as if the B&G shares had been converted to Paul-Son shares as of the earliest period presented.  In order to compute the number of shares used in the calculation of basic and diluted income (loss) per share, the 2002 number of shares were converted into the equivalent Paul-Son shares and the 2003 number of shares included those equivalent shares as well as the outstanding shares of Paul-Son before the merger.  Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.  Prior to the September 12, 2002 Combination, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the below item with respect to the non-qualified stock option plan for Paul-Son has been omitted because B&G is considered the acquiring entity in the Combination even though Paul-Son survives and is the legal parent of B&G.

The Company has outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price.  These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the respective three-month periods.  These outstanding antidilutive options for the three months ended March 31, 2003 were approximately 294,500 (excluding options for 326,500 shares which are not exercisable within 60 days).

The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, “Earnings per Share” (in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended March 31, 2003
Net loss	$(601)		$(601)
Weighted average shares	7,595		7,595
Per share amount	$(0.08)		$(0.08)

For the three month period ended March 31, 2002
Net income	$106		$106
Weighted average shares	4,053		4,053
Per share amount	$0.03		$0.03

NOTE 9.           RELATED PARTY TRANSACTIONS

B&G’s former majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastic, Inc., and T-K Specialty Company, Inc.  Accrued fees charged to the Company by its majority stockholder for such expenses for the three months ended March 31, 2003 and 2002 were approximately $48,000.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Manager of Sales of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders.  For the three months ended March 31, 2003 and 2002, the Company paid Mr. Coiro, through his subsidiary, Ron-Lyn Enterprises, approximately $22,000.

The Company leased its main 34,000 square foot manufacturing facility located in San Luis, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana.  The lease began as an eight-year lease that expired in April 2001, with an option to extend the term an additional 12 years.  The Company did not exercise its option to extend the lease, but leased the facility for approximately $12,000 per month on a month-to-month basis.  During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a lease rate commensurate with only the space that will be utilized by the Company. The Company also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes.  The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000, which approximated net book value, to the General Manager (and his family) of Paul-Son Mexicana.

In February 2001, B&G borrowed approximately $2.2 million.  Principal and interest payments are due quarterly in the approximate amount of $98,000 until February 2008.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by B&G's majority shareholder, Holding Wilson, S.A.

NOTE 10.         Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. The Company manufactures and sells casino table game equipment and has determined that it operates in one operating segment—casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table presents certain data by geographic area as of and for the periods ended (in thousands):

	Three Months Ended March 31,
	2003		2002
Net sales to external customers:
United States	$ 5,382	69.4%	$ 1,000	20.3%
Europe	457	5.9	2,517	51.0
Other	1,921	24.7	1,416	28.7
Total consolidated net sales to external customers	$ 7,760	100.0%	$ 4,933	100.0%

	March 31, 2003		December 31, 2002
Property and equipment, net:
United States	$ 6,289	67.7%	$ 6,056	63.8%
Europe	1,860	19.7	1,627	17.1
Mexico	1,287	13.6	1,817	19.1
Total	$ 9,436	100.0%	$ 9,500	100.0%

The increase in net sales for the first quarter of 2003 compared to the 2002 period are primarily due to the inclusion of Paul-Son’s net sales for the 2003 period stemming from the reverse merger.  Net sales were partially offset by decreased sales of European and American-style casino chips sold principally in B&G’s international markets brought on by the introduction of the new European currency in the 2002 period, but not in the 2003 period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Paul-Son Gaming Corporation, a Nevada corporation (“Paul-Son”) and each of its subsidiaries are collectively referred to herein as the “Company.”  The following discussion is intended to assist in the understanding of the Company’s results of operations and its present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “Statement on Forward-Looking Information.”

On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the “Combination Agreement”), between Paul-Son and Etablissements Bourgogne et Grasset S.A. (“B&G”), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002. At the closing, the businesses of Paul-Son, B&G and B&G’s wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the “Combination”). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Notes to Condensed Consolidated Financial Statements-Notes 1 and 2).

On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly-owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly-owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas.

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

The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G.  As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the financial statements of Paul-Son as reported before the Combination, and therefore no longer presented; and (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).  The financial statements for the fiscal year ended December 31, 2002 include the consolidated results of B&G for the entire period presented.

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

The purchase consideration of the Combination was assumed to be approximately $6.5 million, based on the sum of the fair market value of the outstanding shares of Paul-Son common stock, the fair market value of the Paul-Son stock options and the direct costs associated with the transaction.  The fair market value of the shares of Paul-Son common stock used in determining the purchase price was $1.57 per share, which reflects the average of the closing prices, as reported on the Nasdaq SmallCap Market, of Paul-Son common stock on April 11, 2002, the date the Combination was announced, and on the three business days before and after the announcement.

The fair value of the Paul-Son stock options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of return of approximately 3.0%, expected lives of approximately 2 to 9 years, expected dividend rate of 0%, and volatility of approximately 100%.

On September 12, 2002, Paul-Son’s board of directors resolved to change Paul-Son’s fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.  Therefore, the Company is filing this Form 10-Q for the quarter ended March 31, 2003 for the combined company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies, including the depreciable lives of its assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on their historical experience, terms of existing contracts, observance of industry trends, information provided by or gathered from customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from the estimates. To provide an understanding of the methodology applied, the significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements. See Form 10-K as of December 31, 2002 for more detail regarding specific accounting policies.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues.  For the three months ended March 31 2003, revenues were approximately $7.8 million, an increase of approximately $2.9 million, or 58.7%, versus revenues of approximately $4.9 million for the three months ended March 31, 2002.  The increase in revenues for the quarter ended March 31, 2003 was principally the result of the inclusion of the revenues for Paul-Son’s operations in 2003 compared to just B&G’s revenues reported in the 2002 period.  This increase was partially offset by decreased sales of approximately $3.0 million in European and American-style casino chips sold principally in B&G’s international markets in 2002 reflecting a decline in demand for “EURO” denominated chips, as many European casinos converted to these chips during 2001 and early 2002. Additionally, after the Combination and the merger between Paul-Son and Bud Jones, some discounting practices were reduced and some products’ prices increased.

Cost of Revenues.  Cost of revenues, as a percentage of sales, increased to 69.4% for the three months ended March 31, 2003, compared to 67.0% during the similar period in 2002.  This increase in cost of revenues occurred principally due the inclusion of Paul-Son costs of revenues, which were not part of the 2002 numbers and the higher costs of revenues from B&G.  The increased costs from B&G are as a result of lower sales and include fixed costs that were not fully absorbed into sales.

Gross Profit.  Gross profit for the three months ended March 31, 2003 increased in absolute dollars by approximately $749,000 from the comparable prior year quarterly period.  This occurred as a result of the aforementioned increase in revenues of approximately $2.9 million offset partially by the increased cost of revenues of approximately $2.1 million.  Also, the absence of certain discounting practices which occurred during the three months ended March 31, 2002; and fewer premium and start up costs relating to the production of the new casino microchip product, contributed to the increase in gross profit.

Operating Expenses.  Operating expenses, which include product development, sales, marketing, and general and administrative costs, increased approximately $1.8 million from approximately $1.1 million during the three months ended March 31, 2002 to approximately $2.9 million during the three months ended March 31, 2003.  This increase was primarily attributable to the inclusion of operating expenses of Paul-Son’s operations in the first quarter of 2003, which were not included in the comparable quarter of 2002.  The Paul-Son expenses include professional fees of approximately $350,000 associated with public reporting and regulatory expenses.

Other Income/Expense (excluding Interest Expense).  During the three months ended March 31, 2003, other income/expense, including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income/(expenses) increased to approximately $109,000 in expenses from approximately $12,000 in income during the three months ended March 31, 2002.  This increase of approximately $121,000 was principally the result of foreign currency exchange losses of approximately $196,000 in the 2003 period as compared to currency exchange gains of approximately $9,000 in the 2002 period.  This variation occurred as a result of the volatility between the U.S. Dollar and the Euro, between the quarterly periods. The dollar weakened against the Euro from $0.953743 at December 31, 2002 to $0.917431 at March 31, 2003. Gain on sale of marketable securities was $52,000 in the first quarter of 2003 compared to $0 for the 2002 period, as a result of the sale of $1.0 million of marketable equity securities held by B&G.

Interest Expense.  For the three months ended March 31, 2003, interest expense increased to approximately $69,000 from approximately $38,000 for the three months ended March 31, 2002.  This increase of approximately $31,000 was primarily caused by an increase in the average outstanding debt amounts in the 2003 period as compared to the 2002 period, due generally to the inclusion of Paul-Son’s debt in the first quarter of 2003, which was not included in the same period of 2002.

Income Taxes.  During the three months ended March 31, 2003, the Company recorded a tax benefit of approximately $107,000 as compared to a tax provision of approximately $396,000 for the three months ended March 31, 2002.  The tax benefit for the 2003 period is primarily a result of an after tax net loss recorded by B&G of approximately $140,000 for the first quarter of 2003.  During the 2002 period, taxable income of the Company’s foreign businesses could not be offset by pretax losses incurred in Paul-Son and Bud Jones.  The effective income tax rate in the 2002 period was 43%.  During the three months ended March 31, 2002, the Company had consolidated net pretax income and foreign business pretax income was significantly more than in the 2003 period.  The Company recorded tax benefits on its U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities.  Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Paul-Son and Bud Jones for the 2002 period.

Net Income/Loss.  For the three months ended March 31, 2003, the Company recorded a net loss of approximately $601,000.  This occurred because the aforementioned increase in revenues and decreases in income tax expenses were more than offset by an increase in operating expenses.  During the three months ended March 31, 2002, the Company recorded net income of approximately $106,000.

Other Comprehensive Income/Loss.  For the three months ended March 31, 2003, the Company recorded approximately $407,000 of comprehensive income compared to $96,000 of comprehensive loss for the same period in 2002 related to foreign currency translation adjustments.  The dollar weakened against the Euro from $0.953743 at December 31, 2002 to $0.917431 at March 31, 2003.

Liquidity and Capital Resources

Overview.  Management believes that the cash flow and cash on hand from the combined company should be sufficient to fund expenses, on a short-term basis.  As of March 31, 2003, the combined company had approximately $3.8 million in cash and cash equivalents.  For the longer term, in addition to these cash sources, management will evaluate other cash sources, including the sale of assets and bank or other lending facilities.  There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company.  The Company also expects the benefits of Combination-related efficiencies to continue throughout the year 2003.

Working Capital.  Working capital totaled approximately $6.1 million and $6.2 million at March 31, 2003 and December 31, 2002, respectively.  The slight decrease in total working capital is primarily due to a decrease of $1.4 million in accounts payable and accrued expenses and a decrease in marketable securities of $1.0 million due to the sale in the first quarter of 2003.  The decrease in working capital was partially offset by an increase in working capital as a result of a sale of a building in Mexico for $450,000, the receipt of an income tax refund in France of $846,000 and increased customer deposits of on custom sales during the first quarter of 2003.

Cash Flow.  Cash flow provided from operating activities was approximately $197,000 during the three months ended March 31, 2003, as compared to operating cash provided of approximately $285,000 during the same period in 2002.  In 2003, the primary operational sources of cash were related to reductions of accounts receivable balances of approximately $1.2 million and the collection of an income tax refund related to B&G for $846,000. The primary operational use of cash was from the reduction of accounts payable and inventories of approximately $1.7 million. Proceeds from the sale of a building in Mexico for $450,000 and proceeds of $1.1 million from the sale of marketable equity securities from B&G provided cash from investing activities in 2003. In 2002, the primary operational sources of cash were related to reductions of accounts receivable balances of approximately $2.1 million and the primary operational use of cash was the reduction of accounts payable, customer deposits and accrued liabilities of approximately $2.8 million.   Overall the Company’s cash balance increased from December 31, 2002 to March 31, 2003 by approximately $1.5 million.

Secured Debt.  In February 2001, B&G borrowed approximately $2.2 million.  Principal and interest payments are due quarterly in the approximate amount of $98,000 until February 2008.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by B&G’s former majority stockholder, which is Paul-Son’s current majority stockholder, Holding Wilson, S.A.

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

Other Debt.  In February 2002, certain litigation was settled which required that Paul-Son pay an aggregate of $210,000 in four equal principal installments of $52,500 that began February 2002.  This charge of $210,000 was recorded to SG & A expenses during fiscal 2002. This debt was paid in full in February 2003.

Seasonality.  The Company does not typically experience seasonality relative to its revenues.

Las Vegas Facilities.  In May 1997, we purchased our current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the Deed of Trust issued under the Loan.  See “Secured Debt” above. In connection with the Combination, Bud Jones relocated its operations to the Las Vegas headquarters prior to December 31, 2002.

San Luis Facilities.  The Company leases a 34,000 square foot facility pursuant to an eight-year lease, which expired in April 2001, with an option to extend the term an additional 12 years.  The Company did not exercise its option to extend the lease, but leased the facility on a month-to-month basis.  During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a lease rate commensurate with only the space that will be utilized by the Company.   In November 1997, the Company completed the purchase of a 66,000 square foot New San Luis Facility for approximately $1.1 million.  In December 1994, the Company purchased an adjacent 30,000 square foot facility for approximately $1.5 million.  This facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager at this facility of Paul-Son Mexicana.

Capital Expenditures.  The Company currently plans to purchase approximately $300,000 to $500,000 in capital equipment during the remainder of 2003.

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

Contractual Obligations and Commercial Commitments

The following table presents contractual obligations and commercial commitments as of March 31, 2003.  Paul-Son has no other significant contractual obligations or commercial commitments either on or off balance sheet as of March 31, 2003.  Operating leases on a month-to-month basis are not included in the table below.

		Payments Due by Period
		(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond

Long-term debt	$3,570	$395	$1,224	$910	$1,041
Capital lease obligations	702	222	380	100	—
Operating leases	1,102	461	609	32	—

Total Contractual Cash Obligations	$5,374	$1,078	$2,213	$1,042	$1,041

Recently Issued Accounting Guidance.  See Note 1 of the unaudited Condensed Consolidated Financial Statements.

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking. Forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties, anticipated performance or cash flow from operations, liquidity, financing sources, cash forecasting, plans, objectives, amount, nature and time of capital expenditures, and operating costs and other expenses.  Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change.

Actual results of the Company’s operations may vary materially from any forward-looking statement made by or on behalf of the Company.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include risks associated with:

•    Uncertainties arising from the integration of Paul-Son and B&G;

•    Uncertainties related to the integration of Paul-Son Gaming Supplies, Inc. and Bud Jones;

•    Market acceptance of our new embedded chip products;

•    Amount, nature and timing of capital expenditures;

•    Unexpected fluctuations in operating costs and other expenses;

•    Cash flow and anticipated liquidity;

•    Ability to find and retain key employees and skilled personnel;

•    Availability of capital;

•    Strength and financial resources of the Company’s competitors;

•    Regulatory developments;

•    Adverse impacts to casino customers due to the Iraq war and other international or domestic incidents;

•    General economic conditions; and

•             Other risks more fully described in Paul-Son’s previous filings with the Securities and Exchange Commission, including the Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

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

The Company is subject to foreign currency exchange risk relating to the translation of B&G’s assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section or our condensed consolidated balance sheet.  B&G uses the local currency as its functional currency.

The assets and liabilities of B&G are translated into U.S. dollars at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  B&G typically incurs gains or loses of specified foreign currency translations and these amounts are occasionally material.  These gains and losses are reflected in the Company’s condensed consolidated statement of operations.  The dollar weakened against the Euro from $0.953743 at December 31, 2002 to $0.917431 at March 31, 2003. For the three months ended March 31, 2003, the Company did not have any forwards, options or other derivative contracts in force.

Although Paul-Son’s manufacturing is principally performed in Mexico, the functional currency of its Mexican subsidiary is considered to be the U.S. dollar. The Mexican operation is funded by Paul-Son’s U.S. subsidiary in U.S. dollars and the Mexican subsidiary does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiary are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiary is not subject to translation adjustment risk.

Interest Rate Risk.  As of March 31, 2003, Paul-Son had total interest bearing debt and capital lease obligations of approximately $4.2 million.  Of this amount, approximately $3.2 million has a fixed rate of interest and Paul-Son believes this lease agreement has a fair value, which approximates reported amounts.

The remaining $1.0 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate (presently approximately 4.75%), Paul-Son will have interest risk on approximately $150,000 over the next twelve months. To the extent there are significant increases to LIBOR, or the London Interbank Offered Rates, and the LIBOR rate plus 362.5 basis points would exceed a floor of 8%, Paul-Son would have increased interest expense on approximately $$850,000 of debt over the succeeding ten years.  If interest rates were to turn unfavorably by 1.0%, the resulting interest expense incurred would be approximately $10,000 over the next twelve-month period.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)           Changes in Internal Controls. There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Louisiana State Police, Riverboat Gaming Enforcement Division pending litigation.  Violation CGD 20037 SAR 02-1-50-093-2043 (“Administrative Violation”).  Permit numbers P066500338 and P07650003.  As previously disclosed, the Company is seeking to negotiate a settlement of an Administrative Violation alleged by the Louisiana State Police Riverboat Gaming Enforcement Division stemming in part from the transfer of shares of the Company’s stock to Martin Winick.  In furtherance of these settlement negotiations, on May 7, 2003, the Company, with Mr. Winick’s acquiescence, acted pursuant to Article V of the Company’s Articles of Incorporation to suspend the dividend and voting rights of Mr. Winick’s shares and to request that he dispose of the shares as soon as practicable.

Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort vs. Gasser Chair Co., Inc.; Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.); and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002.  On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort (“Tropicana”) for negligence and compensatory damages in an amount exceeding $50,000, plus attorney’s fees, costs and expenditures.  Plaintiff Brown alleges having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back causing her to fall backwards and onto the casino floor.

On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc.  In Count I, Tropicana alleges that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the installation of the chair properly and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino’s patrons from sustaining allegedly foreseeable falls.  They allege the chair should have had greater weight built into the front of its base making backward tipping more difficult if not impossible.  Paul-Son was named for being in the chain of distribution as the sellers.

Count II claims that Gasser Chair is subject to the products liability laws and that the design of the chair (and base) was defective when it left the manufacturer.

Tropicana asked the Court to dismiss the Plaintiff’s Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

The settlement conference was tentatively scheduled for December 2003 and the pre-trial is scheduled for April 5, 2005.  The staff counsel of Hartford Insurance Group, Viletto, Bosnick, & Ross, are handling the case and say it is in the very early stages. They have asked the case to be transferred to the New Jersey jurisdiction, but the decision has not been ruled upon at this time. Management believes there will be no material impact to the Company’s financial statements.

Paul-Son Gaming Corp., The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822.  This suit was filed on behalf of the Company and the other Defendants on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties’ respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union Fire Insurance Company (“National Union”) and administered by AIG Technical Services (“AIG”).  At the time the suit was filed, a lawsuit was pending between the Company and Martin Winick, arising out of his employment by the Company.  The Company’s suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick.  Since that time, the underlying litigation has been resolved, so the focus of the Company’s suit will be reimbursement from the insurance carrier for the attorney’s fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier.  The Company’s suit is seeking, among other things, general, consequential and punitive damages that were allegedly, directly and proximately caused by the insurance carrier’s bad faith in delaying, reducing or denying indemnity in defense to the Company and otherwise failing to act fairly and in good faith in analyzing the Company’s tender under the insurance policy.

An answer was filed by National Union.  No answer was filed by AIG.  A default was entered on March 15, 2002.  AIG has requested a stipulation that the default be set aside, which is presently being contemplated by the Company and its counsel.

A mediation was held on February 7, 2003, with National Union and AIG. No settlement agreement has yet been reached.

The Company will file for a motion for a summary judgment in the second quarter of 2003 and the interrogatory process will begin.

Martin S. Winick, Plaintiff, vs. Paul-Son Gaming Corporation, a Nevada corporation; the Paul S. Endy, Jr. Living Trust; Eric P. Endy, Trustee of the Paul S. Endy, Jr. Living Trust; Eric P. Endy, individually and in his capacity as an officer and director of Paul-Son Gaming Corporation; and Lawrence A. Spieser, an individual, Defendants, Case No. A416734.  On February 5, 2002, without admitting liability, the Company and its affiliates entered into a settlement agreement with Mr. Winick.  As a part of the settlement agreement, the Company agreed to pay Mr. Winick the sum of $210,000, payable in four equal principal installments of $52,500, which began February 2002 and were payable in June and October 2002 and in February 2003.  In addition, the Endy Trust agreed to transfer to Mr. Winick and his designees a total of 250,000 shares of the Company’s common stock.  The Endy Trust agreed to pay any legal fees incident to the registration of the shares.  This case was resolved and all expenses paid in February 2003.

Paul-Son Gaming Corporation, a Nevada corporation, Plaintiff, v. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation; US Bancorp, a foreign business entity; and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation, Third-Party Plaintiffs, v. Gerry Tieri, an individual, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which the Company leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing.  The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action.  Although the Company has not been served with a copy of the Complaint in Intervention, it believes that Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

ITEM 5.    OTHER INFORMATION

Attached as Exhibit 99.2 and incorporated herein by reference is a copy of a press release dated May 15, 2003 reporting the Company’s financial results for the quarter ended March 31, 2003.  The press release would otherwise be furnished under Items 9 and 12 of Form 8-K.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Press release dated May 15, 2003 reporting financial results for the quarter ended March 31, 2003.

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paul-Son Gaming Corporation

Date: May 15, 2003	By:	/s/ Gérard Charlier
Gérard Charlier,
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Melody Sullivan
Melody Sullivan,
Chief Financial Officer

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Gérard Charlier
Gérard Charlier,
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

SARBANES-OXLEY ACT SECTION 302

I, Melody Sullivan, Chief Financial Officer of Paul-Son Gaming Corporation, certify that:

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer