Form 10-Q
period 2003-06-30
PAUL SON GAMING CORP
filed 2003-08-11
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,594,900 shares of Common Stock, $0.01 par value, outstanding as of August 08, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,116	$2,333
Marketable securities	869	1,329
Accounts receivables, less allowance for doubtful accounts of $259 and $390, respectively	4,296	3,814
Inventories, less inventory valuation reserves of $1,188 and $1,053, respectively	5,778	5,704
Prepaid expenses	342	531
Income tax receivable	—	846
Deferred tax asset	59	—
Other current assets	348	355
Total current assets	13,808	14,912
Property and equipment, net	9,085	9,500
Goodwill, net	1,374	1,374
Other intangibles, net	2,035	2,223
Other assets, net	129	148
Total Assets	$26,431	$28,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$868	$621
Accounts payable	1,651	3,676
Accrued expenses	2,151	1,946
Customer deposits	828	2,176
Taxes payable	145	47
Other current liabilities	187	206
Total current liabilities	5,830	8,672
Long term debt, less current maturities	3,341	3,576
Deferred tax liability	431	431
Total liabilities	9,602	12,679
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 7,594,900 shares	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	1,974	1,378
Accumulated other comprehensive gain (loss)	722	(33)
Total stockholders’ equity	16,829	15,478
Total Liabilities and Stockholders’ Equity	$26,431	$28,157

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues	$10,371	$4,106	$18,131	$9,039
Cost of revenues	5,902	2,731	11,286	6,037
Gross profit	4,469	1,375	6,845	3,002

Product development	39	43	69	55
Marketing and sales	784	471	1,402	1,124
Depreciation and amortization	511	303	1,030	602
General and administrative	1,913	1,118	3,652	1,253

Income (loss) from operations	1,222	(560)	692	(32)
Other income (expense)	111	(114)	2	(102)
Interest expense	(68)	(55)	(137)	(93)
Income (loss) before income taxes	1,265	(729)	557	(227)
Income tax benefit (expense)	(68)	79	39	(317)
Net income (loss)	$1,197	$(650)	$596	$(544)
Net income (loss) per share:
Basic	$0.16	$(0.16)	$0.08	$(0.13)
Diluted	$0.16	$(0.16)	$0.08	$(0.13)

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003		7,594,900	$76	$14,253	$(196)	$1,378	$(33)	$15,478
Net income	$596					596		596
Unrealized gain on securities, net of tax	9						9	9
Foreign currency translation adjustment	746						746	746
Total comprehensive income	$1,351
Balance at June 30, 2003		7,594,900	$76	$14,253	$(196)	$1,974	$722	$16,829

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	SIX MONTHS ENDED JUNE 30,
	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$596	$(544)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,030	602
Provision for bad debt	21
Provision for inventory obsolescence	(135)
Deferred taxes	—	28
(Gain) loss on disposal of property and equipment and sale of marketable securities	(63)	32
Change in operating assets and liabilities:
Accounts receivable	461	2,566
Inventories	209	425
Prepaid expenses and other current assets	(149)	117
Increase in other assets	(19)	(213)
Accounts payable	(2,025)	(2,458)
Customer deposits	(1,348)	(878)
Accrued expenses	205	(126)
Taxes payable	98	—
Other current liabilities	(19)	(775)
Net cash used in operating activities	(1,138)	(1,224)
Cash Flows from Investing Activities
Purchase of marketable securities	(4,861)	(559)
Proceeds from sale of marketable securities	5,447	—
Acquisition of property and equipment	(635)	(175)
Proceeds from sale of building and equipment	450	42
Net cash provided by (used in) investing activities	401	(692)
Cash Flows from Financing Activities
Repayment of long-term debt	(235)	(413)
Net cash used in financing activities	(235)	(413)
Effect of exchange rate changes on cash	755	265
Net decrease in cash and cash equivalents	(217)	(2,064)
Cash and cash equivalents, beginning of the period	2,333	4,254
Cash and cash equivalents, end of the period	$2,116	$2,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$107
Cash paid for taxes	$258	$1,144
Non-cash transactions:
Non-cash currency translation adjustment	$746	$359

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

The Company believes it is a worldwide leader in the manufacture and supply of casino table game equipment.  Business activities of the Company include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories and other products that are used with various casino table games such as blackjack, poker, baccarat, craps and roulette.

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

As a result of this reverse acquisition treatment: (a) the historical financial statements of Paul-Son for periods prior to the Combination are no longer the consolidated financial statements of Paul-Son, as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of Paul-Son for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented). The condensed consolidated financial statements for the three and six months ended June 30, 2003 include the results of Paul-Son and its subsidiaries. The condensed consolidated financial statements for the three and six months ended June 30, 2002 include only the consolidated results of B&G, which includes Bud Jones.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable life of assets, the recoverability of deferred tax assets, and the allowance for doubtful accounts receivable and slow-moving, excess and obsolete inventories, estimates for the recoverability of long lived assets and/or the recoverability of goodwill.  Actual results could differ from those estimates and assumptions.

Equity Compensation Plan Information

The Company accounts for its stock option plans under Accounting Principles Board “APB” Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the three and six months ended June 30:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
		(in thousands, except per share amounts)
Net income (loss):	As reported	$1,197	$(650)	$596	$(544)
	Stock based compensation expense under fair value method	(29)	—	(58)	—
	Pro forma	$1,168	$(650)	$538	$(544)
Net income (loss) per share:	As reported
	Basic	$0.16	$(0.16)	$0.08	$(0.13)
	Diluted	$0.16	$(0.16)	$0.08	$(0.13)
	Pro forma
	Basic	$0.15	$(0.16)	$0.07	$(0.13)
	Diluted	$0.15	$(0.16)	$0.07	$(0.13)

Prior to the September 12, 2002 merger, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plans of Paul-Son, has been omitted because there were no stock options outstanding.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2003, presentation.  These reclassifications had no effect on the Company’s net income.

Recently Issued Accounting Guidance

In May 2003, the Financial Accounting Standards Board “FASB” issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability as opposed to an equity item (or classified as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the standard on July 1, 2003 and have determined that there will be no material effect on our consolidated financial statements.

NOTE  2.                                              BUSINESS COMBINATIONS

B&G Acquisition of The Bud Jones Company, Inc.

On October 20, 2000, B&G purchased The Bud Jones Company, Inc., or Bud Jones, for approximately $6.1 million. The acquisition was accounted for as a purchase and assets and liabilities were recorded at their respective fair market values at the date of acquisition.

Bud Jones Acquisition of the Assets of Trend Plastics, Inc.

In August 2001, Bud Jones purchased the assets of the chip manufacturing business of Trend Plastics, Inc., or Trend, a Kansas corporation for $2.71 million. This acquisition included injection molding machines, dryer hoppers, inventory, patents, copyright, know how, trade secrets and software.

Bud Jones Acquisition of the Assets of T-K Specialty Company, Inc.

On September 6, 2001, Bud Jones purchased the assets of T-K Specialty Company, Inc., or T-K, a Nevada corporation engaged in the business of manufacturing and distributing dice to the gaming industry for $420,000.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2003 include the results of Paul-Son and its subsidiaries. The condensed consolidated financial statements for the three and six months ended June 30, 2002 include the consolidated results of B&G for the period presented, which includes Bud Jones.

Pro forma unaudited financial information for Paul-Son on a consolidated basis, giving effect to the Combination, as if it had occurred at the beginning of 2002 is shown below.  The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(in thousands, except share amounts)	(in thousands, except share amounts)
Operating revenue	$7,508	$17,098
Operating loss	(895)	(660)
Net loss	(1,329)	(1,205)
Net loss per share	(0.17)	(0.16)

NOTE  3.                                              MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	June 30, 2003			December 31, 2002
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale mutual funds	$860	$9	$869	$1,277	$52	$1,329

	Six Months Ended June 30,
	2003	2002
Proceeds from sales	$5,447	$—
Gross realized gains	$63	$—

NOTE 4.                                                 INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$3,672	$3,555
Work in process	816	896
Finished goods	2,478	2,306
	6,966	6,757
Less inventory reserves	(1,188)	(1,053)
Inventories	$5,778	$5,704

NOTE  5.                                              PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Land	$824	$664
Buildings and improvements	4,298	4,595
Furniture and equipment	9,994	9,456
Vehicles	276	233
	15,392	14,948
Less accumulated depreciation	(6,307)	(5,448)
Property and equipment, net	$9,085	$9,500

Depreciation expense for the six months ended June 30, 2003 and 2002 was $858,000 and $471,000, respectively.  Depreciation expense for the three months ended June 30, 2003 and 2002 was $419,000 and $231,000, respectively.

NOTE  6.                                              GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands, except the “Years in Estimated Useful Life”):

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(355)	652	1,007	(266)	741	8 to 14
Customer relationships	432	(140)	292	432	(96)	336	7
Non-compete agreements	730	(222)	508	730	(167)	563	5 to 6
Total	$4,224	$(815)	$3,409	$4,224	$(627)	$3,597

Amortization expense for the six months ended June 30, 2003 and 2002 was $188,000 and $131,000, respectively. Amortization expense for the three months ended June 30, 2003 and 2002 was $92,000 and $72,000, respectively.

Estimated Amortization Expense for Years Ending December 31,
2003 (remaining six months)	$161
2004	265
2005	219
2006	219
2007	185

NOTE  7.                                              COMMITMENTS AND CONTINGENCIES

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

On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc.  Tropicana alleges that the design of the chair was defective and that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the installation of the chair properly and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino’s patrons from sustaining allegedly foreseeable falls.

Tropicana asked the Court to dismiss the Plaintiff’s Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

The settlement conference was tentatively scheduled for December 2003 and the pre-trial is scheduled for April 5, 2005.  Defendants have asked for the case to be transferred to the New Jersey jurisdiction, but the decision has not been ruled upon at this time. Management believes there will be no material impact to the Company’s financial statements.

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

An answer was filed by National Union.  A default was entered against AIG, which was also answered. A mediation was held on February 7, 2003, with National Union and AIG. No agreement has yet been reached.

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

Louisiana Gaming Control Board. Violation CGD 20037.  Permit numbers P066500338 and P07650003. Administrative Violation alleged by the Louisiana State Police Riverboat Gaming Enforcement Division stemming in part from the transfer of shares of the Company’s stock to Martin Winick.  By Order dated June 17, 2003, the Louisiana Gaming Control Board approved the settlement of the matter and imposed a civil penalty in the amount of  $75,000, which has been paid and expensed during the second quarter of 2003.

Paul-Son Gaming Corporation, a Nevada corporation, Plaintiff, v. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation; US Bancorp, a foreign business entity; and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation, Third-Party Plaintiffs, v. Gerry Tieri, an individual, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which the Company leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing.  The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action.  Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment.  The parties are presently engaged in the discovery process.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

NOTE  8.                                              EARNINGS PER SHARE

Per share data is based on the number of the Company’s common shares as if the B&G shares had been converted to Paul-Son shares as of the earliest period presented.  In order to compute the number of shares used in the calculation of basic and diluted income (loss) per share, the 2002 number of shares were converted into the equivalent Paul-Son shares and the 2003 number of shares included those equivalent shares as well as the outstanding shares of Paul-Son before the merger.  Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.  Prior to the September 12, 2002 Combination, B&G did not have a non-qualified stock option plan nor an employee stock purchase plan; therefore, historical data for the below item with respect to the non-qualified stock option plan for Paul-Son has been omitted because B&G is considered the acquiring entity in the Combination even though Paul-Son survives and is the legal parent of B&G.

The Company has outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price.  These antidilutive options have been excluded from the computation of diluted net income (loss) per share for the respective three and six-month periods.  These outstanding antidilutive options for the three and six months ended June 30, 2003 were approximately 228,210 (excluding options for 318,000 shares which are not exercisable within 60 days).

The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended June 30, 2003
Net income	$1,197		$1,197
Weighted average shares	7,595	28	7,623
Per share amount	$0.16		$0.16

For the three month period ended June 30, 2002
Net loss	$(650)		$(650)
Weighted average shares	4,053		4,053
Per share amount	$(0.16)		$(0.16)

For the six month period ended June 30, 2003
Net income	$596		$596
Weighted average shares	7,595	28	7,623
Per share amount	$0.08		$0.08

For the six month period ended June 30, 2002
Net loss	$(544)		$(544)
Weighted average shares	4,053		4,053
Per share amount	$(0.13)		$(0.13)

NOTE 9.                                                 RELATED PARTY TRANSACTIONS

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Manager of Sales of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders.  For the three months ended June 30, 2003 the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $45,000.  For the six months ended June 30, 2003 the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $67,000.

In February 2001, B&G borrowed approximately $2.2 million. Principal and interest payments are due quarterly in the approximate amount of $119,000 until February 2008. Interest accrues at the fixed rate of 5.1%. The loan is guaranteed by the Company’s largest stockholder, Holding Wilson, S.A.

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

The following table presents certain data by geographic area as of and for the periods ended (in thousands, except for percentages):

	Three Months Ended June 30,
	2003		2002
Net sales to external customers:
United States	$7,014	67.6%	$1,449	35.3%
Europe	712	6.9%	1,313	32.0%
Other	2,645	25.5%	1,344	32.7%
Total consolidated net sales to external customers	$10,371	100.0%	$4,106	100.0%

	Six Months Ended June 30,
	2003		2002
Net sales to external customers:
United States	$12,396	68.4%	$2,449	27.1%
Europe	1,169	6.4%	3,830	42.4%
Other	4,566	25.2%	2,760	30.5%
Total consolidated net sales to external customers	$18,131	100.0%	$9,039	100.0%

	June 30, 2003%		December 31, 2002%
Property and equipment, net:
United States	$5,660	62.3%	$6,056	63.8%
Europe	1,965	21.6%	1,627	17.1%
Mexico	1,460	16.1%	1,817	19.1%
Total	$9,085	100.0%	$9,500	100.0%

The increase in net sales for the second quarter of 2003 compared to the 2002 period are primarily due to the inclusion of Paul-Son’s net sales for the 2003 period stemming from the reverse merger and two large sales to casinos in the second quarter of 2003 for approximately $3.1 million.  This increase in sales was partially offset by decreased sales of European and American-style casino chips by B&G in international markets.

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

On September 12, 2002, Paul-Son’s board of directors resolved to change Paul-Son’s fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.  Therefore, the Company is filing this Form 10-Q for the quarter ended June 30, 2003 for the combined Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies, including the depreciable lives of its assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on their historical experience, terms of existing contracts, observance of industry trends, information provided by or gathered from customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from the estimates. To provide an understanding of the methodology applied, the significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements. See the Company’s Form 10-K as of December 31, 2002 for more detail regarding specific accounting policies.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended June 30, 2003 and 2002

Revenues.  For the three months ended June 30, 2003, revenues were approximately $10.4 million, an increase of approximately $6.3 million, versus revenues of approximately $4.1 million for the three months ended June 30, 2002.  The increase in revenues for the quarter ended June 30, 2003 was principally the result of the inclusion of the revenues for Paul-Son’s operations of approximately $7.1 million in 2003 compared to B&G’s revenues reported in the 2002 period.  The increase in revenues for the quarter also included sales for a major U.S. casino opening of approximately $1.2 million and a sale to an Asian casino for approximately $1.9 million during the second quarter.  This increase was partially offset by decreased sales of approximately $2.9 million in European and American-style casino chips sold principally in B&G’s international markets in 2002 reflecting a decline in demand for “EURO” denominated chips, as many European casinos converted to these chips during 2001 and early 2002. Additionally, after the Combination and the merger between Paul-Son and Bud Jones, some discounting practices were reduced and some products’ prices increased.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 56.9% for the three months ended June 30, 2003, compared to 66.5% during the similar period in 2002.  This decrease in cost of revenues occurred principally due to the inclusion of Paul-Son costs of revenues, which have lower costs of revenues than B&G, that were not part of the B&G 2002 numbers, and increased efficiencies as a result of the merger.

Gross Profit.  Gross profit for the three months ended June 30, 2003 increased in absolute dollars by approximately $3.1 million from the comparable prior year quarterly period.  This occurred as a result of the aforementioned increase in revenues of approximately $6.3 million and the increased cost of revenues of approximately $3.2 million.  Also, the absence of certain discounting practices and increased sale prices which occurred during the three months ended June 30, 2002 contributed to the increase in gross profit.

Operating Expenses.  Operating expenses, which include product development, sales, marketing, depreciation, amortization and general and administrative costs, increased approximately $1.3 million from approximately $1.9 million during the three months ended June 30, 2002 to approximately $3.2 million during the three months ended June 30, 2003.  This increase was primarily attributable to the inclusion of the portion of operating expenses of Paul-Son in the first quarter of 2003, which were not included in the comparable quarter of 2002.  The Paul-Son expenses include professional fees of approximately $332,000 associated with public reporting and regulatory expenses and B&G’s professional fees were approximately $43,000 for the three months ended June 30, 2003.

Other Income/Expense (excluding Interest Expense).  During the three months ended June 30, 2003, other income (expense), including losses on foreign currency transactions, gains on sales of marketable securities; interest and other income (expense) increased to approximately $111,000 in income from approximately $114,000 in expense during the three months ended June 30, 2002.  This increase of approximately $225,000 was principally the result of a decrease in foreign currency exchange losses to approximately $32,000 in the 2003 period as compared to currency exchange losses of approximately $75,000 in the 2002 period.  This variation occurred as a result of the increase in the Euro, and the sales activity in foreign currencies between the quarterly periods. Additionally, interest and other income (expense) increased to $132,000 in income in the second quarter of 2003 compared to expense of $39,000 for the 2002 period, as a result of decreased loan expenses and increased other income.

Interest Expense.  For the three months ended June 30, 2003, interest expense increased to approximately $68,000 from approximately $55,000 for the three months ended June 30, 2002.  This increase of approximately $13,000 was primarily caused by an increase in the average outstanding debt amounts in the 2003 period as compared to the 2002 period, due generally to the inclusion of Paul-Son’s debt in the second quarter of 2003, which was not included in the same period of 2002.

Income Taxes.  During the three months ended June 30, 2003, the Company recorded a tax provision of approximately $68,000 as compared to a tax benefit of approximately $79,000 for the three months ended June 30, 2002.  The tax benefit for the 2002 period is primarily a result of an after tax net loss recorded by B&G of approximately $650,000 for the second quarter of 2002.  During the 2002 period, taxable income of the Company’s foreign businesses could not be offset by pretax losses incurred in Paul-Son and Bud Jones.  During the three months ended June 30, 2003, the Company had consolidated net pretax income of $1.3 million, but did not record a provision for the U.S. income, due to the Company utilizing it’s net operating loss carry forwards.  The Company recorded tax benefits on its France pretax losses to the extent the benefits offset previously recorded tax liabilities.

Net Income (Loss).  For the three months ended June 30, 2003, the Company recorded net income of approximately $1.2 million. This occurred because the aforementioned increase in revenues and decreases in costs.  During the three months ended June 30, 2002, the Company recorded a net loss of approximately $650,000 due to the aforementioned factors including B&G’s decline in sales revenue and the inclusion of fixed costs that were not fully absorbed into sales.

Comparison of Operations for the Six Months Ended June 30, 2003 and 2002

Revenues.  For the six months ended June 30, 2003, revenues were approximately $18.1 million, an increase of approximately $9.1 million, versus revenues of approximately $9.0 million for the six months ended June 30, 2002.  The increase in revenues for the six months ended June 30, 2003 was principally the result of the inclusion of the revenues for Paul-Son’s operations in 2003, which included approximately $1.2 million for a large US casino opening in the second quarter of 2003, and a sale to an Asian casino for approximately $1.9 million during the second quarter of 2003.  The revenues for the six months ended June 30, 2003 include Paul-Son’s consolidated operations compared to just B&G’s revenues reported in the 2002 six-month period.  This increase was partially offset by decreased sales of approximately $5.9 million in European and American-style casino chips sold principally in B&G’s international markets in 2002 reflecting a decline in demand for “EURO” denominated chips, as many European casinos converted to these chips during 2001 and early 2002. Additionally, after the Combination and the merger between Paul-Son and Bud Jones, some discounting practices were reduced and some products’ prices increased.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 62.2% for the six months ended June 30, 2003, compared to 66.8% during the similar period in 2002.  This decrease in cost of revenues occurred principally due the inclusion of Paul-Son costs of revenues, which have lower costs of revenues than B&G, that were not part of the B&G 2002 numbers, and increased sales efficiencies as a result of the merger.

Gross Profit.  Gross profit for the six months ended June 30, 2003 increased in absolute dollars by approximately $3.8 million from the comparable prior year six-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $9.0 million offset partially by the increased cost of revenues of approximately $5.3 million.  Also, the absence of certain discounting practices and increased sale prices which occurred during the six months ended June 30, 2002; and fewer premium and start up costs relating to the production of the new casino microchip product, contributed to the increase in gross profit.

Operating Expenses.  Operating expenses, which include product development, sales, marketing, depreciation, amortization and general and administrative costs, increased approximately $3.2 million from approximately $3.0 million during the six months ended June 30, 2002 to approximately $6.2 million during the six months ended June 30, 2003.  This increase was primarily attributable to the inclusion of the portion of operating expenses of Paul-Son in the first and second quarters of 2003, which were not included in the comparable quarters of 2002.  The Paul-Son expenses include professional fees of approximately $682,000 associated with public reporting and regulatory expenses and $86,000 related to B&G for the six months ended June 30, 2003.

Other Income/Expense (excluding Interest Expense).  During the six months ended June 30, 2003, other income (expense), including losses on foreign currency transactions, gains on sales of marketable securities; interest and other income (expense) increased to approximately $2,000 in income from approximately $102,000 in expenses during the six months ended June 30, 2002.  This increase of approximately $104,000 was principally the result of an increase in the interest and other income from $36,000 in expenses in 2002 to $167,000 in income in 2003, partially offset by currency exchange losses of  $228,000 in the 2003 period as compared to currency exchange losses of approximately $66,000 in the 2002 period. Gain on sale of marketable securities were $63,000 in the first and second quarters of 2003 compared to $0 for the 2002 period, primarily as a result of the sale of $1.0 million of marketable equity securities held by B&G in the first quarter of 2003. The variation in foreign currency transactions occurred as a result of an increase in the Euro and the sales activity in foreign currencies between the quarterly periods. Additionally, management changed its estimate for the intercompany loans, which are now intended to not be repaid in the foreseeable future. Therefore, beginning with the second quarter of 2003, the foreign currency exchange loss related to such loans does not impact the statement of operations. The interest and other income (expense) increase for the first six months of 2003 is a result of decreased loan expense and increased other income for the period.

Interest Expense.  For the six months ended June 30, 2003, interest expense increased to approximately $137,000 from approximately $93,000 for the six months ended June 30, 2002.  This increase of approximately $44,000 was primarily caused by an increase in the average outstanding debt amounts in the 2003 period as compared to the 2002 period, due generally to the inclusion of Paul-Son’s debt in the first and second quarters of 2003, which was not included in the same periods of 2002.

Income Taxes.  During the six months ended June 30, 2003, the Company recorded a tax benefit of approximately $39,000 as compared to a tax provision of approximately $317,000 for the six months ended June 30, 2002.  The tax benefit for the 2003 period is primarily a result of an after tax net loss recorded by B&G.  During the 2002 period, taxable income of the Company’s foreign businesses could not be offset by pretax losses incurred in Bud Jones.  During the six months ended June 30, 2002, the Company had a consolidated net pretax loss and foreign business pretax income that was significantly more than in the 2003 period, therefore did not record a provision for the U.S. income due to the Company utilizing it’s net operating loss carry forwards.  The Company recorded tax benefits on its French pretax losses to the extent the benefits offset previously recorded tax liabilities.  Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Bud Jones for the 2002 period.

Net Income (Loss).  For the six months ended June 30, 2003, the Company recorded net income of approximately $596,000.  This occurred because the aforementioned increase in revenues and decreases in operating expenses due to increased efficiencies realized after the merger.  During the six months ended June 30, 2002, the Company recorded a net loss of approximately $544,000 due to the aforementioned factors.

Liquidity and Capital Resources

Overview.  Management believes that the cash flow and cash on hand from the combined Company should be sufficient to fund expenses, on a short-term basis.  As of June 30, 2003, the combined Company had approximately $2.1 million in cash and cash equivalents and marketable securities.  For the longer term, in addition to these cash sources, management will evaluate other cash sources, including other lending facilities.  There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company.  The Company also expects the benefits of some Combination-related efficiencies to continue throughout the remainder of 2003, although there can be no assurances that the trend will continue.

Working Capital.  Working capital totaled approximately $8.0 million and $6.2 million at June 30, 2003 and December 31, 2002, respectively.  The increase in total working capital is primarily due to a decrease of $1.8 million in accounts payable and accrued expenses. The increase in working capital was partially due to an increase in cash as a result of the sale of a building in Mexico for $450,000, the receipt of an income tax refund in France of $846,000, partially offset by the use of cash to pay down accounts payable. Customer deposits of custom sales also decreased during the second quarter of 2003 as orders were completed and revenue was recognized.

Cash Flow.  Cash flow used in operating activities was approximately $1.1 million during the six months ended June 30, 2003, as compared to operating cash used of approximately $1.2 million during the same period in 2002.  In 2003, the primary operational sources of cash were related to the collection of an income tax refund related to B&G for $846,000. In 2002, the primary operational sources of cash were related to reductions of accounts receivable balances of approximately $2.6 million and the primary operational use of cash was the reduction of accounts payable, customer deposits and accrued liabilities of approximately $4.2 million. Cash flow provided by investing activities for the first half of 2003, were due to the proceeds from the sale of a building in Mexico for $450,000 and the net proceeds of $586,000 from the buying and selling of marketable equity securities by B&G. These proceeds were offset by the use of cash for the acquisition of property and equipment of $635,000, primarily in France. The cash flow used in financing activities for the six months ended June 30, 2003 related to the repayment of long-term debt of $235,000 compared to the repayment of long-term debt of $413,000 in 2002.   Overall, the Company’s cash balance decreased from December 31, 2002 to June 30, 2003 by approximately $217,000.

Secured Debt.  In February 2001, B&G borrowed approximately $2.2 million.  Principal and interest payments are due quarterly in the approximate amount of $98,000 until February 2008.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by B&G’s former majority stockholder, which is the Company’s largest stockholder, Holding Wilson, S.A.

In March 2002, Paul-Son entered into a $995,000 loan transaction secured by its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or Libor, but may not exceed 12% per annum.  The loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $873,000 will be due and payable as of June 30, 2003.

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

San Luis Facilities.  The Company leases a 34,000 square foot facility pursuant to an eight-year lease, which expired in April 2001, with an option to extend the term an additional 12 years.  The Company did not exercise its option to extend the lease, but leased the facility on a month-to-month basis.  During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months at the same lease amount, but at a prorated lease rate commensurate with only the space that will be utilized by the Company. The Company formerly owned a vacant facility in San Luis, which was sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana.

Capital Expenditures.  The Company currently plans to purchase approximately $200,000 to $300,000 in capital equipment improvements during the remainder of 2003.

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

Contractual Obligations and Commercial Commitments

The following table presents contractual cash obligations and commercial commitments as of June 30, 2003.  Paul-Son has no other significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2003.

		Payments Due by Period
		(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond

Long-term debt	$3,551	$620	$1,129	$806	$996
Capital lease obligations	658	248	378	32	—
Operating leases	310	98	143	69	—
Total Contractual Cash Obligations	$4,519	$966	$1,650	$907	$996

Recently Issued Accounting Guidance

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer  classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability as opposed to an equity item (or classified as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the standard on July 1, 2003 and have determined that there will be no material effect on our consolidated financial statements.

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking. Forward–looking statements are within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties, anticipated performance or cash flow from operations, liquidity, financing sources, cash forecasting, plans, objectives, amount, nature and time of capital expenditures, and operating costs and other expenses.  Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change.

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

•                  Cash flow and anticipated liquidity;

•                  Certain patent and ownership risks associated with new and existing patents;

•                  Ability to find and retain key employees and skilled personnel;

•                  Availability of capital;

•                  Strength and financial resources of the Company’s competitors and competitive practices;

•                  Regulatory developments;

•                  Changes in federal and state laws and regulations;

•                  Increased taxes in the gaming industries;

•                  Adverse impacts to casino customers due to the war in Iraq and the potential impact of future hostilities and other international or domestic incidents;

•                  Gaming industry risks, including a continued decline in visitation to Las Vegas;

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility.  The Company is primarily exposed to foreign currency fluctuations and exchange risk and interest rate risk.

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

The Company is subject to foreign currency exchange risk relating to the translation of B&G’s assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on our condensed consolidated balance sheet.  B&G uses the local currency as its functional currency.

The assets and liabilities of B&G are translated into United States of America dollars (“U.S. dollars”) at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  B&G typically incurs gains or loses of specified foreign currency translations and these amounts are occasionally material.  These gains and losses are reflected in the Company’s condensed consolidated statement of operations.  The U.S. dollar weakened against the Euro from $0.953743 at December 31, 2002 to $0.869414 at June 30, 2003. For the three months ended June 30, 2003, the Company did not have any forwards, options or other derivative contracts in force.

Although Paul-Son’s manufacturing is partially performed in Mexico, the functional currency of its Mexican subsidiary is considered to be the U.S. dollar. The Mexican operation is funded by Paul-Son’s U.S. subsidiary in U.S. dollars and the Mexican subsidiary does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiary are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiary is not subject to translation adjustment risk.

Because of the significant international operations, the Company is exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies.  The Company does not hedge against any foreign currency rate fluctuations with foreign currency contracts that arise in the normal course of business.  To minimize the financial impact of these items, the Company attempts to contract a majority of its services in U. S. dollars.  The Company continually monitors the currency exchange risk associated with all transactions not denominated in the U.S. dollar.

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of the Company’s financial instruments, interest income and interest expense.  As of June 30, 2003, Paul-Son had total interest bearing debt and capital lease obligations of approximately $4.2 million.  Of this amount, approximately $3.2 million has a fixed rate of interest and Paul-Son believes that these lease agreements have fair values, which approximate reported amounts.

The remaining $1.0 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 4.0% as of June 30, 2003, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%; Paul-Son would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting interest expense incurred would be approximately $10,000 over the next twelve-month period.

ITEM 4.                        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report and have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by the Company in the reports that it files or submits under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls. There were no significant changes in the Company’s internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc.  Tropicana alleges that the design of the chair was defective and that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the installation of the chair properly and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino’s patrons from sustaining allegedly foreseeable falls.

Tropicana asked the Court to dismiss the Plaintiff’s Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

The settlement conference was tentatively scheduled for December 2003 and the pre-trial is scheduled for April 5, 2005.  Defendants asked for the case to be transferred to the New Jersey jurisdiction, but the decision has not been ruled upon at this time. Management believes there will be no material impact to the Company’s financial statements.

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

An answer was filed by National Union.  A default was entered against AIG, which was also answered. A mediation was held on February 7, 2003, with National Union and AIG. No agreement has yet been reached.

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

Louisiana Gaming Control Board. Violation CGD 20037.  Permit numbers P066500338 and P07650003. Administrative Violation alleged by the Louisiana State Police Riverboat Gaming Enforcement Division stemming in part from the transfer of shares of the Company’s stock to Martin Winick.  By Order dated June 17, 2003, the Louisiana Gaming Control Board approved the settlement of the matter and imposed a civil penalty in the amount of  $75,000, which has been paid and expensed during the second quarter of 2003.

Paul-Son Gaming Corporation, a Nevada corporation, Plaintiff, v. Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation; US Bancorp, a foreign business entity; and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., a Nevada corporation; Toshiba Business Solutions, a California corporation, Third-Party Plaintiffs, v. Gerry Tieri, an individual, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which the Company leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of theImplied Covenant of Good Faith and Fair Dealing.  The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action.  Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment.  The parties are presently engaged in the discovery process.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

ITEM 5.                        OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 11, 2003 reporting the Company’s financial results for the three and six months ended June 30, 2003.  The press release would otherwise be furnished under Items 9 and 12 of Form 8-K.

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

31.01                     Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02                     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press release dated August 11, 2003 reporting financial results for the three and six months ended June 30, 2003.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: August 11, 2003	By:	/s/ Gérard Charlier
Gérard Charlier,
President and Chief Executive Officer

Date: August 11, 2003	By:	/s/ Melody Sullivan
Melody Sullivan,
Chief Financial Officer