Form 10-Q
period 2003-09-30
PAUL SON GAMING CORP
filed 2003-11-14
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,594,900 shares of Common Stock, $0.01 par value, outstanding as of November 10, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$2,333
Marketable securities	2,331	1,329
Accounts receivables, less allowance for doubtful accounts of $396 and $390, respectively	2,508	3,814
Inventories, net	6,140	5,704
Prepaid expenses	522	531
Income tax receivable	—	846
Deferred tax asset	243	—
Other current assets	443	355
Total current assets	15,363	14,912
Property and equipment, net	8,758	9,500
Goodwill, net	1,374	1,374
Other intangibles, net	1,977	2,223
Other assets, net	193	148
Total Assets	$27,665	$28,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$898	$621
Accounts payable	1,955	3,676
Accrued expenses	2,681	1,946
Customer deposits	1,897	2,176
Income taxes payable	160	47
Other current liabilities	534	206
Total current liabilities	8,125	8,672
Long term debt, less current maturities	3,223	3,576
Deferred tax liability	199	431
Total liabilities	11,547	12,679
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, issued: 7,594,900 shares	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	1,274	1,378
Accumulated other comprehensive gain (loss)	711	(33)
Total stockholders’ equity	16,118	15,478
Total Liabilities and Stockholders’ Equity	$27,665	$28,157

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues	$7,128	$4,115	$25,259	$13,154
Cost of revenues	4,949	2,787	16,235	8,823
Gross profit	2,179	1,328	9,024	4,331

Product development	24	40	93	95
Marketing and sales	904	627	2,306	1,752
Depreciation and amortization	660	299	1,690	951
General and administrative	1,717	1,212	5,369	2,415

Loss from operations	(1,126)	(850)	(434)	(882)
Other income (expense)	88	54	90	(58)
Interest expense	(71)	(46)	(207)	(129)
Loss before income taxes	(1,109)	(842)	(551)	(1,069)
Income tax benefit (expense)	408	278	447	(39)
Net loss	$(701)	$(564)	$(104)	$(1,108)
Net loss per share:
Basic	$(0.09)	$(0.12)	$(0.01)	$(0.26)
Diluted	$(0.09)	$(0.12)	$(0.01)	$(0.26)

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003		7,594,900	$76	$14,253	$(196)	$1,378	$(33)	$15,478
Net loss	$(104)					(104)		(104)
Unrealized gain on securities, net of tax	9						9	9
Foreign currency translation adjustment	735						735	735
Total comprehensive income	$640
Balance at September 30, 2003		7,594,900	$76	$14,253	$(196)	$1,274	$711	$16,118

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

Cash Flows from Operating Activities
Net loss	$(104)	$(1,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,444	750
Amortization	246	201
Provision for bad debt	6	—
Provision for inventory obsolescence	62	20
Deferred taxes	(475)	102
(Gain) loss on disposal of property and equipment and sale of marketable securities	(79)	32
Change in operating assets and liabilities:
Accounts receivable	1,300	3,569
Income tax refund	846	—
Inventories	(498)	174
Prepaid expenses and other current assets	(128)	(418)
Other assets	4	(345)
Accounts payable	(1,721)	(2,666)
Customer deposits	(279)	(799)
Accrued expenses	640	(214)
Income taxes payable	113	—
Other current liabilities	421	(702)
Net cash provided by (used in) operating activities	1,798	(1,404)
Cash Flows from Investing Activities
Purchase of marketable securities	(7,885)	(591)
Proceeds from sale of marketable securities	7,118	—
Acquisition of property and equipment	(1,307)	(159)
Proceeds from sale of building and equipment	450	42
Cash acquired in business combination	—	1,143
Net cash provided by (used in) investing activities	(1,624)	435
Cash Flows from Financing Activities
Repayment of long-term debt	(76)	(561)
Net cash used in financing activities	(76)	(561)
Effect of exchange rate changes on cash	745	291
Net increase (decrease) in cash and cash equivalents	843	(1,239)
Cash and cash equivalents, beginning of the period	2,333	4,254
Cash and cash equivalents, end of the period	$3,176	$3,015
Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$143
Cash paid for income taxes	$43	$798
Non-cash transactions:
Non-cash currency translation adjustment	$735	$367
Business combination:
Cash acquired	$—	$1,143
Current assets, net of cash	—	4,582
Property and equipment, net	—	7,231
Other assets	—	535
Current liabilities	—	(2,764)
Long-term debt	—	(1,332)
Net equity	—	(9,395)
	$—	$—

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Paul-Son Gaming Corporation, a Nevada corporation “Paul-Son” and each of its subsidiaries are collectively referred to herein as the “Company”. On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the “Combination Agreement”), between Paul-Son and Etablissements Bourgogne et Grasset S.A. (“B&G”), a societe anonyme organized under the laws of France.  Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002.  At the closing, the businesses of Paul-Son, B&G and B&G’s wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the “Combination”).  The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son.  On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly-owned subsidiary of Paul-Son) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly-owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada.

The Company believes it is a worldwide leader in the manufacture and supply of casino table game equipment and supplies.  Business activities of the Company include the manufacture and/or supply of casino chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories and other products that are used with various casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of Paul-Son and its wholly-owned subsidiaries, including B&G, Paul-Son Gaming Supplies, Inc., Paul-Son Mexicana, S.A. de C.V. (“Mexicana”), and Authentic Products, Inc. (See Note 2).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with the Company’s annual audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

As a result of this reverse acquisition treatment: (a) the historical financial statements of the Company for periods prior to the Combination are no longer the consolidated financial statements of Paul-Son, as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of the Company for the periods prior to the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented). The condensed consolidated financial statements for the three and nine months ended

September 30, 2003, include the results of Paul-Son and its subsidiaries. The condensed consolidated financial statements for the three and nine months ended September 30, 2002, include only the consolidated results of B&G, which includes Bud Jones, except for the period between September 12, 2002 and September 30, 2002, which includes Paul-Son and its pre-combination subsidiaries.

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

Equity Compensation Plan Information

The Company accounts for its stock option plans under Accounting Principles Board “APB” Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” the Company’s net loss and loss per share would have been reduced to the following pro forma amounts for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net loss:
As reported	$(701)	$(564)	$(104)	$(1,108)
Stock based compensation expense under fair value method	(58)	—	(116)	—
Pro forma	$(759)	$(564)	$(220)	$(1,108)
Net loss per share:
As reported
Basic	$(0.09)	$(0.12)	$(0.01)	$(0.26)
Diluted	$(0.09)	$(0.12)	$(0.01)	$(0.26)
Pro forma
Basic	$(0.10)	$(0.12)	$(0.03)	$(0.26)
Diluted	$(0.10)	$(0.12)	$(0.03)	$(0.26)

Prior to the September 12, 2002 combination, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plans of Paul-Son, has been omitted because there were no stock options outstanding.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2003, presentation.  These reclassifications had no effect on the Company’s net loss.

Recently Issued Accounting Guidance

In January 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. FIN 46 is expected to have no material impact on the results of operations or financial position.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS 133, “Accounting for Derivative and Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability as opposed to an equity item (or classified as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003 and has determined that there will be no material effect on the results of operations or financial position.

NOTE 2.                          BUSINESS COMBINATION

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

The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G.

As a result of this reverse acquisition treatment: (a) the historical financial statements of the Company for periods prior to the Combination are no longer the financial statements of Paul-Son as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of Paul-Son for the periods prior to the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).

The condensed consolidated financial statements for the three and nine months ended September 30, 2003 include the results of Paul-Son and its subsidiaries. The condensed consolidated financial statements for the three and nine months ended September 30, 2002 include the consolidated results of B&G for the period presented, which includes Bud Jones, except for the period between September 12, 2002 and September 30, 2002, which includes Paul-Son and its pre-combination subsidiaries.

Pro forma unaudited financial information for Paul-Son on a consolidated basis, giving effect to the Combination, as if it had occurred at the beginning of 2002 is shown below.  The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(in thousands, except share amounts)	(in thousands, except share amounts)
Operating revenue	$7,319	$24,417
Operating loss	(1,478)	(2,434)
Net loss	(1,231)	(2,732)
Net loss per share	(0.16)	(0.36)

NOTE 3.                          MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	September 30, 2003			December 31, 2002
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale mutual funds	$2,322	$9	$2,331	$1,277	$52	$1,329

	Nine Months Ended September 30,
	2003	2002
Proceeds from sales	$7,118	$—
Gross realized gains (losses)	$79	$(32)

NOTE 4.                          INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$3,971	$3,555
Work in process	1,517	896
Finished goods	1,767	2,306
	7,255	6,757
Less inventory reserves	(1,115)	(1,053)
Inventories	$6,140	$5,704

NOTE 5.                          PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Land	$824	$664
Buildings and improvements	4,348	4,595
Furniture and equipment	10,133	9,456
Vehicles	324	233
	15,629	14,948
Less accumulated depreciation	(6,871)	(5,448)
Property and equipment, net	$8,758	$9,500

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $1.4 million and $750,000, respectively.  Depreciation expense for the three months ended September 30, 2003 and 2002 was $564,000 and $229,000, respectively.

NOTE 6.                          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands, except the “Years in Estimated Useful Life”):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(367)	640	1,007	(266)	741	8 to 14
Customer relationships	432	(154)	278	432	(96)	336	7
Non-compete agreements	730	(254)	476	730	(167)	563	5 to 6
Total	$4,224	$(873)	$3,351	$4,224	$(627)	$3,597

Amortization expense for the nine months ended September 30, 2003 and 2002 was $246,000 and $201,000, respectively. Amortization expense for the three months ended September 30, 2003 and 2002 was $58,000 and $70,000, respectively.

Estimated Amortization Expense for Years Ending December 31,
2003 (remaining three months)	$80
2004	317
2005	271
2006	263
2007	215
Thereafter	248
Total	$1,394

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

The Company is engaged in disputes and claims arising in the normal course of business.  Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

LEGAL PROCEEDINGS

Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort vs. Gasser Chair Co., Inc.; Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.); and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002.  On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort (“Tropicana”) for negligence and compensatory damages in an amount exceeding $50,000, plus attorney’s fees, costs and expenditures.  Plaintiff Brown alleges having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back, causing her to fall backwards and onto the casino floor.

On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc. Tropicana alleges that the design of the chair was defective and that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the proper installation of the chair and that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino’s patrons from sustaining allegedly foreseeable falls.

Tropicana asked the Court to dismiss the Plaintiff’s Civil Action against them and to enter judgment against the Additional Defendants as being solely liable.

A settlement conference is tentatively scheduled for anytime after December 1, 2003 and the pre-trial is scheduled for anytime after February 2004, and the trial before jury is scheduled for anytime after April 2004. Defendants have asked for the case to be transferred to the New Jersey jurisdiction, but the decision has not been issued at this time.

Paul-Son Gaming Corporation, The Paul S. Endy, Jr. Living Trust and Eric P. Endy v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822.  This suit was filed on behalf of the Company and the other Defendants on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties’ respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union Fire Insurance Company (“National Union”) and administered by AIG Technical Services (“AIG”).  At the time the suit was filed, a lawsuit was pending between the Company and Martin Winick, arising out of his employment by the Company.  The Company’s suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick.  Since that time, the underlying litigation has been resolved, so the focus of the Company’s suit has been reimbursement from the insurance carrier for the attorney’s fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier.  The Company’s suit is seeking, among other things, general, consequential and punitive damages that were allegedly, directly and proximately caused by the insurance carrier’s bad faith in delaying, reducing or denying indemnity in defense to the Company and otherwise failing to act fairly and in good faith in analyzing the Company’s tender under the insurance policy.  An answer was filed by National Union.  A default was entered against AIG, which was also answered. A mediation was held on February 7, 2003, with National Union and AIG. The matter has been orally resolved and the Company is awaiting an executed settlement agreement and the receipt of approximately $369,000 in the fourth quarter of 2003.

Paul-Son Gaming Corporation, Plaintiff, v. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, the Company entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which the Company leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  The Company believes that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, the Company filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of theImplied Covenant of Good Faith and Fair Dealing.  The Company seeks to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action.  Lyon has asserted claims against the Company for breach of the lease agreements and unjust enrichment.  The parties are presently engaged in the discovery process.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout. This case was brought in the Puerto Rico courts by John Fucile and his company.  Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative.  The complaint is seeking monetary damages totaling $775,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions.

The San Juan law firm of O’Neill & Borges has assumed the representation of the defendants and is in the process of evaluating the claims and the relevant documents and information, some of which is still in the process of being gathered.  An answer to the complaint or another appropriate response or motion will be prepared and filed shortly, once the process of review of the facts and issues is concluded.

Pending that analysis and pending discovery in the case, they cannot make a prediction at this time as to the outcome of the case or the range of loss.

NOTE 8.                      EARNINGS PER SHARE

Per share data is based on the number of the Company’s common shares as if the B&G shares had been converted to Paul-Son shares as of the earliest period presented.  In order to compute the number of shares used in the calculation of basic and diluted loss per share, the 2002 number of shares was converted into the equivalent Paul-Son shares and the 2003 number of shares included those equivalent shares as well as the outstanding shares of Paul-Son before the combination.  Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.  Prior to the September 12, 2002 Combination, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the below item with respect to the non-qualified stock option plan for Paul-Son has been omitted because B&G is considered the acquiring entity in the Combination even though Paul-Son survives and is the legal parent of B&G.

The Company has outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price.  These antidilutive options have been excluded from the computation of diluted net loss per share for the respective three and nine-month periods.  These outstanding antidilutive options for the three and nine months ended September 30, 2003 were approximately 217,500 (excluding options for 300,000 shares which are not exercisable within 60 days).

The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended September 30, 2003
Net loss	$(701)		$(701)
Weighted average shares	7,595	41	7,636
Per share amount	$(0.09)		$(0.09)

For the three month period ended September 30, 2002
Net loss	$(564)		$(564)
Weighted average shares	4,785	14	4,799
Per share amount	$(0.12)		$(0.12)

For the nine month period ended September 30, 2003
Net loss	$(104)		$(104)
Weighted average shares	7,595	41	7,636
Per share amount	$(0.01)		$(0.01)

For the nine month period ended September 30, 2002
Net loss	$(1,108)		$(1,108)
Weighted average shares	4,221	6	4,227
Per share amount	$(0.26)		$(0.26)

NOTE 9.                      RELATED PARTY TRANSACTIONS

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Manager of Sales of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders.  For the three months ended September 30, 2003 the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $22,100.  For the nine months ended September 30, 2003 the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $89,300.

In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly in the approximate amount of $129,000 until February 2008 varying with the fluctuation in the Euro. Interest accrues at the fixed rate of 5.1%. The Company’s largest stockholder, Holding Wilson, S.A, guarantees the loan.

The Company formerly owned a vacant facility in San Luis, which was sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana. The Company leases a 34,000 square foot facility pursuant to a one-year lease, which expires in March 2004, with an option to extend up to 12 months at the same lease amount but at a prorated lease rate commensurate with only the space that will be utilized.

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

The following table presents certain data by geographic area as of and for the periods ended (in thousands, except for percentages):

	Three Months Ended September 30,
	2003		2002
Net sales to external customers:
United States	$5,454	76.5%	$1,729	42.0%
Canada	297	4.2%	—	—
Europe	402	5.6%	1,046	25.4%
Africa	188	2.6%	339	8.2%
Asia	45	0.7%	398	9.7%
Russia	188	2.6%	214	5.2%
Other	554	7.8%	389	9.5%
Total consolidated net sales to external customers	$7,128	100.0%	$4,115	100.0%

	Nine Months Ended September 30,
	2003		2002
Net sales to external customers:
United States	$17,887	70.8%	$4,178	31.8%
Canada	460	1.8%	282	2.1%
Europe	1,469	5.8%	4,876	37.1%
Africa	68	0.3%	541	4.1%
Asia	2,308	9.1%	1,093	8.3%
Russia	680	2.7%	941	7.2%
Other	2,387	9.5%	1,243	9.4%
Total consolidated net sales to external customers	$25,259	100.0%	$13,154	100.0%

	September 30, 2003		December 31, 2002
Property and equipment, net:
United States	$5,454	62.3%	$6,056	63.8%
Europe	1,890	21.6%	1,627	17.1%
Mexico	1,414	16.1%	1,817	19.1%
Total	$8,758	100.0%	$9,500	100.0%

The increase in net sales for the third quarter and the first nine months of 2003 to the comparative 2002 periods are primarily due to the inclusion of Paul-Son’s net sales for the 2003 period stemming from the combination.  This increase in sales was partially offset by decreased sales of European and American-style casino chips by B&G in international markets.

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

On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly-owned subsidiary of Paul-Son) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly-owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Paul-Son Company’s headquarters in Las Vegas, Nevada.

 The business activities of the Company include the manufacture and/or supply of gaming equipment and supplies such as casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  The Company sells its casino table game products to licensed casinos for new openings and to existing casino operations, worldwide. The Company is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis, Mexico; Atlantic City, New Jersey and other locations.

The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G.  As a result of this reverse acquisition treatment: (a) the historical financial statements of the Company for periods prior to the Combination are no longer the financial statements of Paul-Son as reported before the Combination, and therefore no longer presented and (b) the historical financial statements of the Company for the periods prior to the date of the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).  The consolidated financial statements for the fiscal year ended December 31, 2002 include the consolidated results of B&G for the entire period presented, except for the period between September 12, 2002 and December 31, 2002, which included Paul-Son and its pre-combination subsidiaries.

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

On September 12, 2002, Paul-Son’s board of directors resolved to change Paul-Son’s fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.  Therefore, the Company is filing this Form 10-Q for the quarter ended September 30, 2003 for the combined Company.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2003 and 2002

Revenues.  For the three months ended September 30, 2003, revenues were approximately $7.1 million; an increase of approximately $3.0 million, compared to revenues of approximately $4.1 million for the three months ended September 30, 2002.  The increase in revenues for the three months ended September 30, 2003 was principally the result of the inclusion of the revenues for Paul-Son’s operations of approximately $5.6 million in the 2003 three month period compared to B&G’s revenues reported in the 2002 three month period, except between the period of September 12, 2002 and September 30, 2002, which included revenues of Paul-Son and its pre-combination subsidiaries. B&G recorded substantial sales of $2.6 million to Europe, Africa, Asia and Russia in the 2002 period that were not repeated in the 2003 three month period.  B&G had a sale to a casino in Switzerland for approximately $400,000 that shipped on the last day of the quarter; the revenues of which will be recognized in the fourth quarter of 2003.

Cost of Revenues.  Cost of revenues, as a percentage of sales, increased to 69.4% for the three months ended September 30, 2003, compared to 67.7% during the similar period in 2002.  This increase in cost of revenues occurred principally due to the inability of sales revenue to cover certain fixed costs; partially offset by the inclusion of Paul-Son’s cost of revenues for the three months ended September 30,2003, which has lower cost of revenues than B&G.

Gross Profit.  Gross profit for the three months ended September 30, 2003 increased in absolute dollars by approximately $851,000 from the prior year quarterly period.  This occurred as a result of the aforementioned increase in revenues of approximately $3.0 million partially offset by the increased cost of revenues of approximately $2.2 million. Also, the absence of certain discounting practices and increased sale prices during the three months ended September 30, 2003 contributed to the increase in gross profit.

Operating Expenses.  Operating expenses, which include product development, sales, marketing, depreciation, amortization and general and administrative costs, increased approximately $1.1 million from approximately $2.2 million during the three-months ended September 30, 2002 to approximately $3.3 million during the three months ended September 30, 2003.  This increase was primarily attributable to the inclusion of the portion of operating expenses of Paul-Son in the 2003 three-month period. No operating expenses of Paul-Son were included in the comparable quarter of 2002, except for the period between September 12, 2002 and September 30, 2002, which included Paul-Son and its pre-combination subsidiaries. As a percentage of revenues, operating expenses for the three-month period in 2003 was 46.4% compared to 60.2% for the third quarter of 2002, as a result of increased efficiencies due to the business combination. The Company’s operating expenses for the 2003 three-month-period include professional fees of approximately $448,000 of which $145,000 is associated with public reporting and regulatory expenses and B&G’s professional fees of approximately $41,800.

Other Income/Expense (excluding Interest Expense).  During the three months ended September 30, 2003, other income (expense), including losses on foreign currency transactions, gains on sales of marketable securities; interest and other income (expense) increased to approximately $88,000 in income from approximately $54,000 in income during the three months ended September 30, 2002.  This increase of approximately $34,000 was principally the result of a decrease in the loss from foreign currency exchange of approximately $71,000; partially offset by decreased interest and other income of approximately $37,000. This variation in foreign currency exchange occurred as a result of the increase in the Euro compared to the US Dollar, and the sales activity in foreign currencies between the quarterly periods. Additionally, another component of interest and other income decreased to $20,000 in income in the third quarter of 2003 compared to income of $57,000 for the 2002 period, as a result of a decreased in miscellaneous other income.

Interest Expense.  For the three months ended September 30, 2003, interest expense increased to approximately $71,000 from approximately $46,000 for the three months ended September 30, 2002.  This increase of approximately $25,000 was primarily caused by an increase in the average outstanding debt amounts in the 2003 three-month period as compared to the 2002 three-month period, due generally to the inclusion of Paul-Son’s debt in the third quarter of 2003, which was not included in the same period of 2002, except for the period between September 12, 2002 and September 30, 2002, which included Paul-Son and its pre-combination subsidiaries.

Income Taxes.  During the three months ended September 30, 2003, the Company recorded a tax benefit of approximately $408,000 as compared to a tax benefit of approximately $278,000 for the three months ended September 30, 2002.  The tax benefit for the 2002 three-month period is primarily a result of a foreign tax benefit realized by B&G selling Bud Jones to Paul-Son (which was a part of the structure of the Combination), and deducting for foreign tax purposes, the costs that were capitalized for financial purposes. During the 2002 three-month period, taxable income of the Company’s foreign businesses could not be offset by pretax losses incurred in Paul-Son and Bud Jones.  During the three months ended September 30, 2003, the Company recorded an income tax benefit solely on its foreign operations due to the uncertainty surrounding the timing and amount of future profits. The Company recorded tax benefits on its France pretax losses to the extent the benefits offset previously recorded tax liabilities.

Net Loss.  For the three months ended September 30, 2003, the Company recorded a net loss of approximately $701,000. This occurred because of the aforementioned factors. During the three months ended September 30, 2002, the Company recorded a net loss of approximately $564,000 due to the aforementioned factors including B&G’s decline in sales revenue and the inclusion of fixed costs that were not fully absorbed into sales.

Comparison of Operations for the Nine Months Ended September 30, 2003 and 2002

Revenues.  For the nine months ended September 30, 2003, revenues were approximately $25.3 million; an increase of approximately $12.1 million, compared to revenues of approximately $13.2 million for the nine months ended September 30, 2002.  The increase in revenues for the nine months ended September 30, 2003, was principally the result of the inclusion of the revenues for Paul-Son’s operations in the 2003 nine-month period, compared to B&G’s revenues reported in the 2002 nine-month period, except for the period between September 12, 2002 and September 30, 2002, which includes revenues of Paul-Son and its pre-combination subsidiaries. Additionally, after the Combination and the merger between Paul-Son Gaming Supplies and Bud Jones, some discounting practices were reduced and some products’ prices increased. For the nine months ended September 30, 2003, revenues benefited from two substantial orders, including $1.2 million for a new casino opening in the U.S. and $1.9 million to a casino customer in Asia. This increase was partially offset by decreased sales of approximately $1.8 million in European and American-style casino chips sold principally in B&G’s international markets in the 2002 nine-month period reflecting a decline in demand for “EURO” denominated chips, as many European casinos converted to these chips during 2001 and early 2002.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 64.3% for the nine months ended September 30, 2003, compared to 67.0% during the same period in 2002.  This decrease in cost of revenues occurred principally due the inclusion of Paul-Son’s cost of revenues for the three months ended September 30, 2003, which typically has lower cost of revenues than B&G, that were not included in the same period of 2002, except for the period between September 12, 2002 and September 30, 2002, and increased sales efficiencies as a result of the combination.

Gross Profit.  Gross profit for the nine months ended September 30, 2003 increased in absolute dollars by approximately $4.7 million from the prior year nine-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $12.1 million offset partially by the increased cost of revenues of approximately $7.4 million.  Also, the absence of certain discounting practices and increased sale prices during the nine months ended September 30, 2003; and fewer premium and start up costs relating to the production of the new casino microchip product compared to the prior year, contributed to the increase in gross profit.

Operating Expenses.  Operating expenses, which include product development, sales, marketing, depreciation, amortization and general and administrative costs, increased approximately $4.3 million from approximately $5.2 million during the nine months ended September 30, 2002 to approximately $9.5 million during the nine months ended September 30, 2003.  This increase was primarily attributable to the inclusion of the portion of operating expenses of Paul-Son in the 2003 nine-month period. No operating expenses of Paul-Son were included in the comparable period of 2002, except for the period between September 12, 2002 and September 30, 2002, which includes Paul-Son and its pre-combination subsidiaries. As a percentage of revenues, operating expenses for the first three quarters of 2003 decreased to 37.4% from 39.6% for the comparable period in 2002, as a result of continued efficiencies realized in the business combination in 2002. The Company’s operating expenses for the nine-month period include professional fees of approximately $1.1 million of which $249,000 is associated with public reporting and regulatory expenses and $127,000 related to B&G for the nine months ended September 30, 2003.

Other Income/Expense (excluding Interest Expense).  During the nine months ended September 30, 2003, other income (expense), including losses on foreign currency transactions, gains (losses) on sales of marketable securities; interest and other income (expense) increased to approximately $90,000 in income from approximately $58,000 in expenses during the nine months ended September 30, 2002.  This increase of approximately $148,000 was principally the result of an increase in the interest and other income from $11,000 in income in the 2002 nine-month period to $250,000 in income in the 2003 nine-month period, partially offset by increased losses on foreign currency exchange of $160,000 in the 2003 period as compared to currency exchange losses of approximately $69,000 in the 2002 period. Gain on sale of marketable securities were $79,000 in the first nine months of 2003 compared to $0 for the 2002 period, primarily as a result of the sale of $1.0 million of marketable equity securities held by B&G in the first quarter of 2003. The variation in foreign currency transactions occurred as a result of an increase in the Euro and the sales activity in foreign currencies between the nine-month periods. Additionally, management changed its estimate for the intercompany loans, which are now intended to not be repaid in the foreseeable future. Therefore, beginning with the second quarter of 2003, the foreign currency exchange loss related to such loans does not impact the statement of operations. The interest and other income (expense) increase for the first nine months of 2003 is a result of decreased loan expense and increased other income compared to the 2002 nine-month period.

Interest Expense.  For the nine months ended September 30, 2003, interest expense increased to approximately $207,000 from approximately $129,000 for the nine months ended September 30, 2002.  This increase of approximately $78,000 was primarily caused by an increase in the average outstanding debt amounts in the 2003 nine-month period as compared to the 2002 nine-month period, due generally to the inclusion of Paul-Son’s debt in the first nine months of 2003, which was not included in the same periods of 2002, except for the period between September 12, 2002 and September 30, 2002, which includes Paul-Son and its pre-combination subsidiaries.

Income Taxes.  During the nine months ended September 30, 2003, the Company recorded a tax benefit of approximately $447,000 as compared to an income tax provision of approximately $39,000 for the nine months ended September 30, 2002.  The tax benefit for the 2003 nine-month period is primarily a result of the Company’s foreign tax losses. During the 2002 nine-month period, taxable income of the Company’s foreign businesses could not be offset by pretax losses incurred in Bud Jones.  During the 2003 period, the Company recorded an income tax benefit solely on its foreign operations due to the uncertainty surrounding the timing and amount of future profits.  The Company recorded tax benefits on its French pretax losses to the extent the benefits offset previously recorded tax liabilities.

Net Loss.  For the nine months ended September 30, 2003, the Company recorded a net loss of approximately $104,000.  This occurred because the aforementioned factors.  During the nine months ended September 30, 2002, the Company recorded a net loss of approximately $1.1 million due to the aforementioned factors.

Liquidity and Capital Resources

Overview.  Management believes that the cash flow and cash on hand from the combined Company should be sufficient to fund expenses, on a short-term basis.  As of September 30, 2003, the combined Company had approximately $3.2 million in cash and cash equivalents and $2.3 million in marketable securities.  For the longer term, in addition to these cash sources, management will evaluate other cash sources, including other lending facilities.  There can be no assurance that the other cash sources will be available to the Company on terms and conditions acceptable to the Company.  The Company also expects the benefits of some Combination-related efficiencies to continue throughout the remainder of 2003, although there can be no assurances that the trend will continue.

Working Capital.  Working capital totaled approximately $7.2 million and $6.2 million at September 30, 2003 and December 31, 2002, respectively.  The increase in total working capital is primarily due to a decrease of $1.4 million in accounts payable and accrued expenses. The increase in working capital was partially due to an increase in cash as a result of the sale of a building in Mexico for $450,000 and the receipt of an income tax refund in France of $846,000, partially offset by the use of cash to pay down accounts payable. Customer deposits of custom sales also decreased during the nine months ended September 30, 2003 as orders were completed and revenue was recognized.

Net Cash Flow.  Net Cash flow provided by operating activities was approximately $1.8 million during the nine months ended September 30, 2003, as compared to operating cash used of approximately $1.4 million during the same period in 2002.  In the 2003 period, the primary operational sources of cash were related to reductions of gross accounts receivable of $1.3 million, and an income tax refund related to B&G for $846,000. In the 2002 period, the primary operational sources of cash were related to reductions of gross accounts receivable balances of approximately $3.6 million and the primary operational use of cash was the reduction of accounts payable, customer deposits and other current liabilities of approximately $4.2 million.

The Company’s investing activities resulted in a net use of cash of approximately $1.6 million for the first nine months of 2003 compared to approximately $435,000 net cash provided by investing activities for the same period in 2002. During the nine months in 2003, the Company sold a building in Mexico for $450,000. These proceeds were offset by the use of cash for the acquisition of property and equipment of $1.3 million, primarily in France, and the buying and selling of marketable equity securities resulting in net use amount of approximately $767,000. Cash flow provided by investing activities for the nine months ended 2002 is primarily due to the cash acquired in the business combination for $1.1 million; partially offset by the purchase of marketable securities by B&G of $591,000 and the net acquisition of property and equipment of $117,000.

The cash flow used in financing activities for the nine months ended September 30, 2003 related to the repayment of long-term debt of $76,000 compared to the repayment of long-term debt of $561,000 in 2002.  Overall, the Company’s cash balance increased from December 31, 2002 to September 30, 2003 by approximately $843,000.

Secured Debt.  In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the approximate amount of $129,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by B&G’s former majority stockholder, which is the Company’s largest stockholder, Holding Wilson, S.A.

In March 2002, Paul-Son entered into a $995,000 loan transaction secured by its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or

(ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or Libor, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $873,000 will be due and payable.

Seasonality.  The Company does not typically experience seasonality relative to its revenues, except for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August.

Las Vegas Facilities.  In May 1997, the Company purchased its current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the Deed of Trust issued under the Loan.  See “Secured Debt” above. In connection with the Combination, Bud Jones relocated its operations to the Las Vegas headquarters prior to December 31, 2002.

San Luis Facilities.  The Company leases a 34,000 square foot facility pursuant to a one-year lease, which expires in March 2004, with an option to extend up to 12 months at the same lease amount, but at a prorated lease rate commensurate with only the space that will be utilized by the Company. The Company formerly owned a vacant facility in San Luis, which was sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana.

Capital Expenditures.  The Company currently plans to purchase approximately $100,000 to $200,000 in capital equipment improvements during the remainder of 2003.

Inventory.  During the last several years, Paul-Son Gaming Supplies, Inc. and subsidiaries have experienced increased inventory obsolescence provisions, which contributed to the increase in cost of revenues as a percentage of revenues.  Several factors contributed to these increases, including changes in materials used to make casino table layouts from a more traditional woolen cloth to a longer lasting synthetic cloth, thereby causing certain obsolescence and slow movement of certain colors and quantities of woolen cloth held by the Company.

Contractual Obligations and Commercial Commitments

The following table presents contractual cash obligations and commercial commitments as of September 30, 2003.  Paul-Son has no other significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2003.

		Payments Due by Period
		(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond

Long-term debt	$3,772	$758	$1,129	$806	$1,079
Capital lease obligations	349	140	194	15	—
Operating leases	252	57	121	54	20
Total Contractual Cash Obligations	$4,373	$955	$1,444	$875	$1,099

Recently Issued Accounting Guidance

In January 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. FIN 46 is expected to have no material impact on the results of operations or financial position.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS 133, “Accounting for Derivative and Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability as opposed to an equity item (or classified as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003 and has determined that there will be no material effect on the results of operations or financial position.

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

•                  Market acceptance of the Company’s new embedded chip products;

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

•                  Adverse impacts to the travel and tourism industry due to the potential impact of future hostilities, terrorism and other international or domestic incidents;

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

The Company is subject to foreign currency exchange risk relating to the translation of B&G’s assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on the Company’s condensed consolidated balance sheet.  B&G uses the local currency as its functional currency.

The assets and liabilities of B&G are translated into United States of America dollars (“U.S. dollars”) at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  B&G typically incurs gains or losses of specified foreign currency translations and these amounts are occasionally material.  These gains and losses are reflected in the Company’s condensed consolidated statement of operations.  The U.S. dollar weakened against the Euro from $0.953743 at December 31, 2002 to $0.858369 at September 30, 2003. For the three and nine months ended September 30, 2003, the Company did not have any forwards, options or other derivative contracts in force.

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

Because of the significant international operations, the Company is exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies.  The Company may engage in hedging as it relates to sale contracts between B&G and other foreign countries, which have currencies that are different than the Euro.  Although the Company has not entered into any hedging agreements during the periods reflected in this report, there is a possibility that the Company may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations.  To minimize the financial impact of these items, the Company attempts to contract a majority of its services in U. S. dollars.  The Company continually monitors the currency exchange risk associated with all transactions not denominated in the U.S. dollar.

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of the Company’s financial instruments, interest income and interest expense.  As of September 30, 2003, Paul-Son had total interest bearing debt and capital lease obligations of approximately $4.1 million.  Of this amount, approximately $3.1 million has a fixed rate of interest and Paul-Son believes that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $1.0 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 4.0% as of September 30, 2003, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%; Paul-Son would have increased interest expense on approximately $1.0 million of debt over the succeeding ten years.  If interest rates were to turn unfavorably by 1.0%, the resulting interest expense incurred would be approximately $10,000 over the next twelve-month period.

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

(b)                                 Changes in Internal Controls. There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

The information set forth under Note 7 contained in the “Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in response to this Item.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)               The 2003 annual meeting of the stockholders of the Company was held on October 29, 2003.

b)              Election of Directors.

	Votes
Nominee	For	Withheld

Francois Carretté	7,303,376	3,301
Gérard P. Charlier	7,258,276	48,401
Benoît Aucourturier	7,303,477	3,200
Paul S. Dennis	7,247,877	58,800
Eric P. Endy	7,195,877	110,800
Alain Thieffry	7,258,377	48,300
Jerry West	7,258,377	48,300

c)               Holders of common shares also voted at this meeting on the following matter, which was set forth in the Company’s proxy statement dated October 3, 2003.

Amendments to the 1994 Directors’ Stock Option Plan to

(i)                                     increase the number of shares subject to the plan by 75,000 and

(ii)                                  to extend the expiration date of the plan for five years, to expire in January 2009.

For		Against		Abstain		Non-Vote
6,210,073		179,406		5,350		911,848
(82	)%*	(2	)%*	(less than 1	)%*	(12	)%*

*Percentages are based on the total common shares outstanding. Approval of this proposal required a majority of the outstanding shares of common stock of Paul-Son.

ITEM 5.                 OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 14, 2003 reporting the Company’s financial results for the three and nine months ended September 30, 2003.  The press release would otherwise be furnished under Items 9 and 12 of Form 8-K.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	31.01	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Press release dated November 14, 2003 reporting financial results for the three and nine months ended September 30, 2003.

(b)	Reports on Form 8-K.

Form 8-K dated September 12, 2003 was furnished pursuant to Item 5 on September 15, 2003, regarding the Company’s Annual Stockholder’s meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: November 13, 2003	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer