Form 10-K
period 2003-12-31
PAUL SON GAMING CORP
filed 2004-03-30
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number 0-23588

PAUL-SON GAMING CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State of incorporation)	88-0310433 (I.R.S. Employer Identification No.)
1700 South Industrial Road, Las Vegas, Nevada 89102 (Address of principal executive offices)
Registrant's telephone number, including area code: (702) 384-2425
Registrant's website: www.paulsongaming.com
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

        The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003, based on the closing price as reported on the Nasdaq National Market of $5.35 per share: $11,852,529

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2004: 7,594,900

Documents Incorporated by Reference:

        Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2003, are incorporated by reference into Part III of this Report.

        Part II, Item 4 "Submission of Matters to a Vote of Security Holders" of the Registrant's Form 10-Q for the period ended September 30, 2003, is incorporated by reference into Part I, Item 4 "Submission to a Vote of Security Holders" of this Report.

PART I

Item 1. Business

        The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Statements on Forward-Looking Information."

Company Overview

        Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son"), and each of its subsidiaries are collectively referred to herein as the "Company," "we" or "our." On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Notes 1 and 2).

        We believe we are one of the leading manufacturers and suppliers of casino table game equipment in the world. Our business activities include the manufacture and/or supply of casino chips, table layouts, wheels, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

        We are headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas, Nevada, San Luis, Rio Colorado, Mexico, Kansas City, Kansas and Beaune, France. Our primary sales offices are in Las Vegas, Nevada and Atlantic City, New Jersey for the United States, and Beaune, France for the remainder of the world. Through our Paul-Son Gaming Supplies, Inc. subsidiary, we primarily sell our casino products manufactured in North America to licensed casinos throughout the United States and Canada. Through our B&G subsidiary, we primarily sell our European-manufactured casino products and some North American products to licensed casinos internationally in countries other than the USA. Our revenues are derived primarily from the sale of casino table game products to casinos throughout the world. Most of our products are sold directly to end-users. In some regions of the world, however, we sell through distributors.

        We manufacture products to meet particular customer and industry specifications, which may include a wide range of shapes and sizes, varied color schemes and other graphics, and security and anti-counterfeit features. The useful lives of our products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, our primary business is the ongoing replacement sale of these products. When a new casino opens, we strive to supply most of the products required to operate the casino's table games. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our primary customer base.

        Paul-Son was founded in 1963 by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. B&G was formed in 1923 in Beaune, France.

Product Segments

        We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 15).

Recent Developments

        We previously engaged in retail sales of casino-quality products, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components through our inactive Authentic Products, Inc. subsidiary. These activities in Las Vegas were discontinued in the first quarter of 2003, with no material impact on our consolidated financial statements. Our Las Vegas retail sales activities were also discontinued and we currently only sell our casino products to licensed casino operations and, in limited circumstances, to distributors.

Products

  Casino Chips

        We design and manufacture casino chips and plaques and jetons (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Casino chips, jetons and plaques, like real currency, are subject to counterfeiting.

        A casino will generally order all of its casino chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five distinct chip colors (for the U.S. market and a wider range of colors for the international market) and styles, ranging in denominations from $1 to in excess of $1 million. Our selling price is generally between $0.75 and $1.15 per chip, depending upon the specification, quantities, design and security features. Given this relatively low cost and a chip's expected lifespan of five or more years, management believes that competition is generally based upon factors other than price. In 2003, we manufactured approximately 14 million chips, including plaques and jetons.

        Casino chips can be divided into three basic families: (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Jetons, plaques and casino chips can also be manufactured with an embedded microchip.

European-style Jetons and Plaques

        Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by B&G at our facility in France. Jetons are circular with standard diameters ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm × 30 mm to 151 mm × 105 mm. Jetons and plaques are used mainly for traditional European games and also extensively in Asian countries. Jetons and plaques are made of laminated cellulose acetate with a very large range of size, colors, shapes and additional security components (UV print, laser print ("LaserLock"), hologram). B&G created this product line in 1923 and has held a leading position in this market since that time.

American-style Casino Chips

        Casino chips are used worldwide for games originating in the United States. Originally, chips in the United States were made of clay and called "clay chips." Clay was replaced many years ago by plastic materials. There are currently three main technologies to produce these types of chips: injection molding, sublimation and compression molding. We produce casino chips using all three of these methods. Paul-Son Gaming Supplies, Inc., manufactures our American-style casino chips under our brand names, Paul-Son Gaming and Bud Jones, at our facilities in San Luis, Rio Colorado, Mexico and Kansas City, Kansas.

  •
  Injection Molded Chips.  Bud Jones created injection molded chips back in the late 1960's. Such chips are made with several injection molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, UV prints, LaserLock and holograms. The Bud Jones brand offers a very wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. The Bud Jones' and B&G's lines of injection-molded chips allow a very good coverage of most casinos' requirements, which vary greatly around the world.

  •
  Sublimation Chips.  Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper on to the plastic disc. The printed colors sublimate and go from the paper into the plastic material. Starting in 1996, B&G created a new way of manufacturing this type of casino chip by using a printing technology called "pad printing." This technology permits simultaneously printing on the face and the edge of the chip. B&G calls this casino chip "Full Face." B&G holds several patents and patent applications for this technology.

  •
  Compression Molded Chips.  Compression molded casino chips are manufactured from a proprietary formulation of more than ten raw materials using a compression molding system. Printed decals or "inlays" are incorporated in the chips during the molding steps. Customized designs, security and identifying features are incorporated into the chips. Paul-Son holds a leading market share in compression-molded chips, which are similar to the original clay chips of the past. Compression molded chips are manufactured under the Paul-Son Gaming™ brand at its facilities in San Luis, Rio Colorado, Mexico. Our annual production capacity at our Mexico facilities is approximately 16 million compression molded chips (based on a single shift and increased labor availability). Management believes that given our current anticipated production level of compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand.

Commemorative Chips

        Since 1994, Paul-Son has marketed chips that commemorate certain types of events such as title boxing matches, significant anniversaries and premier entertainment events. Casino patrons often retain commemorative chips as souvenirs. Casinos benefit to the extent that casino chips purchased are not redeemed, thereby resulting in added cash flow to the casino. We are also pursuing opportunities to sell commemorative chips outside of the gaming industry.

Casino Chips with Microchips and Reading Equipment

        Traditional jetons, plaques and casino chips cannot easily and precisely be accounted for by the casinos and therefore, games which call for them cannot be managed by casinos as efficiently as slot systems.

        Safechips by Bourgogne et Grasset®, Chipsoft by Paul-Son Gaming™, and Smartchips by Bud Jones™ are not only high quality casino chips, they are also reliable carriers of the data needed by casinos to manage their table games efficiently. A sophisticated microchip transponder is embedded in each casino chip and read/write devices are able to communicate with a large number of the casino chips without contact, establish the authenticity of each chip and transfer the data to information systems.

        The ability to mass-produce our casino chips with microchip transponder technology was developed after more than five years of research and development. We manufacture our casino chips with the Philips' exclusive Hitag Vegas microchip transponder and we have developed several data collection devices based on this technology that can be used by casinos to authenticate their casino chips and collect and process data for efficient table operation management.

        Some of the data collection devices that we have developed based on the Hitag Vegas microchip technology include: table top authenticator; cage reader; black jack and roulette float tray readers; chip bank reader; tip box reader; and evaluation kits. The table top authenticator is an electronic device to gives the dealers an easy way to authenticate the casino chips at the table. The cage reader gives cashiers an easy and efficient tool to minimize human error for the casino chip flow data. The black jack and roulette float tray readers allow automatic and accurate accounting of the casino chips and the value of the float online. The chip bank reader automatically authenticates trays of casino chips from 100 to 300 chip tray holders. The automatic tip box reader automatically accounts for the number and value of the tip chips dropped in the tip box. The evaluation kits present all of the major aspects of the B&G Safechip system, such as allowing casino management information system specialists to rapidly understand and assess the functionalities of the Safechip system, and giving them the software indications to be able to develop applications and integrate them into their existing systems.

        In order to meet the particular needs of our casino customers, we also offer a full range of chips or BG-S2 chips, which are specially designed for optical identification based on colors and edge pattern combinations. The central decal on the BG-S2 chip is available in a four-color process option and that can be serialized. These BG-S2 chips will be able to meet the requirements coming from the table manager's perspective (ease of handling and use); from the casino surveillance area's perspective (distinct color combination); and the marketing department's needs (stylish and sophisticated appeal).

  Dice

        We manufacture the Paul-Son Gaming™ dice at our Mexico facilities, and Bud Jones™ and the T-K™ brand dice at our Las Vegas facilities, from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. We offer a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a security "key" onto the reverse side of a particular spot, the addition of a security "glow" spot, the serialization of the dice, or all or a combination of the above.

        The typical sales price of casino dice currently ranges between approximately $2.90 and $3.50 per pair. We currently have the capacity to produce approximately 900,000 pair of dice per year (based upon one production shift) in Mexico and approximately 500,000 pair of dice per year in the U.S. In 2003, we produced approximately 900,000 pair of dice. Management believes our capacity for dice production is sufficient to accommodate an increase in production requirements.

        All of our brands of dice are manufactured in conformity with the strictest standards of gaming regulations, which may require that each side of a die be within +/- 0.0006 (six ten thousandths) of an inch for a perfect cube. Generally, a stick of dice (two and one-half pair) does not remain in play for more than eight hours in a busy casino.

  Table Layouts

        Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. Historically, the casino industry used a layout made from woolen material. However, in recent years, many customers have requested layouts made from synthetic material. We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which management believes result in the widest variety of customized colors. Since 2000, when we acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, we have also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights have a remaining duration of 12 years and enable us to provide a full line of table game supplies and equipment.

        We typically install layouts on new gaming tables prior to delivery to a casino. The table layouts are replaced by casinos on a regular basis, in order to maintain their appearance, which is generally within 60 to 150 days. Layouts typically sell in a price range of approximately $80 to $300, in the U.S., depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

        We primarily manufacture our layouts in our Mexico facilities and occasionally, in Las Vegas, we also may sell a small quantity of full graphic sublimation layouts using an outside vendor. Our layout production capacity is approximately 50,000 "steam" woolen layouts, approximately 25,000 "hand-painted" woolen layouts and approximately 30,000 "synthetic" layouts per year. In fiscal 2003, we produced approximately 36,000 layouts, of which approximately 23,000 were synthetic and 13,000 were woolen. Management believes the capacity of our layout production facilities in Mexico will allow us to increase layout production as needed.

  Playing Cards

        We manufacture and sell our own line of paper casino playing cards. A deck of cards typically sells to casinos within a price range of approximately $0.80 and $1.40 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card.

        Given our relatively low market share of the playing cards market, our established distribution system for table game supplies and our low cost manufacturing facilities, management believes that playing cards represent a reasonable growth opportunity for us.

        We produce all of our playing cards in our Mexico facilities. We purchased and leased additional equipment in fiscal 1999 to increase our production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better customer service to selected clients, providing a better return to us. In 2003, the Company produced approximately six million decks of playing cards.

        We also distribute plastic playing cards, which are used predominately in California card clubs. Traditionally, the California card room market prefers the plastic playing cards while the traditional hotel-casino markets generally prefer the paper cards.

  Wheels

        B&G manufactures American Roulette and French Roulette wheels in Beaune, France and sells them primarily in Europe and in certain U.S. jurisdictions where B&G is licensed (such as New Jersey, Washington State and Mississippi).

        Until the Combination, Paul-Son and Bud Jones manufactured roulette wheels and "Big Six" wheels in their plants in Las Vegas. In October 2000 and September 2002, respectively, Bud Jones and Paul-Son administratively and voluntarily surrendered their Nevada gaming manufacturer and distributor licenses and thus can no longer assemble or manufacture wheels in Nevada or sell wheels from Nevada.

  Gaming Furniture

        We sell a variety of casino gaming furniture, including tables and seating. Tables range in price from approximately $1,500 for a blackjack table to approximately $4,000 for a roulette game table (excluding the roulette wheel). We offer a "Premier" line of gaming furniture and a "Select" line in response to the industry's demand for a lower priced, quality line of blackjack tables. Management believes the "Select" line enables us to compete with the price structure of our competitors while maintaining our quality standards. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell chips and consumable products such as layouts, dice, cards, and other accessories to the table purchasers. Prior to 2000, we purchased our gaming tables from a third party and subsequently we began manufacturing our own table game furniture components in our San Luis, Rio Colorado, Mexico facility. As of December 31, 2002, the table manufacturing process was primarily moved from the Mexico facility to the Las Vegas plant to improve economies of scale with the merger of Bud Jones, with intermittent use of the Mexico facilities for other operations. Tables are assembled by us and completed by adding the felt layout, drop boxes, trays and other accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by us. B&G also manufactures a variety of casino gaming furniture, including tables (black jack, roulette, craps etc.) and seating, in Beaune, France.

  Table Accessories and Other Products

        In order to offer our customers a full product line, we sell a number of ancillary casino table game products, which we typically do not manufacture. However, we manufacture limited quantities of certain plastic products, including dealing shoes. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. We generally maintain two suppliers for each of these products.

        Our new "Air-Rail System" creates a positive flow of air at the gaming table in close range, which pushes smoke away from the dealer and assists nonsmokers in contending with secondhand smoke. Small air vent devices secured underneath the table draw smoke from the surface and recycle it, dispensing the air outward where the casino's primary ventilation systems can handle it. By filtering and dispersing the smoke-filled air, the Air-Rail System makes the casino's primary air circulation systems perform more efficiently and improves the comfort of the nonsmoking casino dealers and patrons.

Sales, Advertising and Promotion

        We generally distribute our products in the United States through our six-person sales force, which primarily operates out of regional offices in Las Vegas, Nevada and Atlantic City, New Jersey. We generally distribute our products in the international market through our three-person sales force, which operates out of our Beaune, France office.

        Management believes that the long-standing customer relationships, which have been developed over the years by our individual sales representatives, as well as our reputation for quality and reliability, are key factors upon which we successfully compete in the market place. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local distributors. But, even in this case, we always maintain direct contact with the end clients.

        We place advertising in trade publications and participate in major casino industry trade shows. We keep abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casinos are identified, our representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of our products to such potential new customers.

        Our experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided that the quality, service and competitive pricing on the products are maintained. As a result, our sales efforts are primarily focused on selling a wide range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, we seek to realize a steadily increasing base of recurring sales while capturing incremental sales to new casinos.

Materials and Supplies

        We maintain good relationships with our suppliers and have, where possible, diversified our supplier base so as to avoid a disruption of supply. In most cases, our raw materials are staple goods, such as paper, plastic, wood, and felt and synthetic fabric, which are readily available from several suppliers. We believe that our practice of purchasing from diversified sources minimizes the risk of interrupting the supply of raw materials.

Competition

        There are a number of companies that compete with us in the sale of each of our product lines:

        Casino Chips.    The casino chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations, are Chipco International Ltd. and RT Plastics in the United States, Abbiati in Italy, Dolphin in Australia, Matsui Gaming Machines in Japan and other local manufacturers in each jurisdiction. We believe key competitive factors for casino chip sales are: well established product and process security, respect of players' and dealer habits', attractiveness, durability, quality of service and price.

        Table Layouts.    Our primary competitors for casino table layouts are Midwest Game Supply Co., Gemaco in the United States, and TCS/John Huxley in the United Kingdom. Management believes the key competitive factors for table layout sales are cloth quality, enhanced graphics, printing processes and prices.

        Playing Cards.    Our major competitors in the domestic playing card market are The U.S. Playing Card Co. and Gemaco Playing Card Co. Our major competitors internationally are Angel Cards in Japan, primarily servicing the Asian market, and Carta Mundi in Belgium, primarily servicing the European market. Management believes the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, durability, brand name identification, process security and reputation.

        Gaming Furniture.    Our principal competitors for casino gaming furniture are TCS/John Huxley in the United Kingdom and Abbiati in Italy and smaller regional wood shops in certain geographic areas. Competition is based on product ranges, quality and price.

        Dice.    Our principal competitor for domestic casino dice sales is Midwest Game Supply Co. There is no significant market internationally for casino dice. Management believes the primary competitive factors for dice sales are quality of the product and services and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run "cold" for the house from time to time.

        Table Accessories and Other Products.    Our principal competitors for distributing table accessories and other products, which include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks are several local vendors. We believe that key competitive factors for these products are the ability to be a single source supplier, service and product quality.

Environmental Matters

        We believe we are in compliance with international, federal, state and local laws and provisions that have been enacted or adopted relating to the protection of the environment. The liability for environmental remediation or costs will be accrued by us when or if it is considered probable and the costs can be reasonably estimated. We do not expect that continued compliance with these provisions would have any material effect upon capital expenditures and earnings.

Employees

        At February 29, 2004, we employed approximately 540 persons. Approximately 275 of the employees are located at our Mexico facilities, approximately 160 employees are located in our Beaune, France facility and the remainder are located primarily in Las Vegas, Nevada, Kansas City, Kansas and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

  General Gaming Regulation

        The gaming operations of each of our subsidiaries are subject to extensive regulation, and each of our subsidiaries hold registrations, approvals, gaming licenses or permits in each jurisdiction in which it operates gaming activities. A list of the geographical locations of the jurisdictions in which we, through our subsidiaries, are subject to licensing and/or regulatory control of the gaming authorities is set forth below.

Gaming Jurisdictions
Arizona	New York
California	North Carolina
Connecticut	North Dakota
Florida	Oregon
Illinois	South Dakota
Indiana	Washington
Iowa	Wisconsin
Kansas	Australia
Louisiana	Puerto Rico
Michigan	Nova Scotia, Canada
Minnesota	Ontario, Canada
Mississippi	Manitoba, Canada
Missouri	Saskatchewan, Canada
Montana	Quebec, Canada
Nevada	British Columbia, Canada
New Jersey	Alberta, Canada
New Mexico	Republic of Panama

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

        Various gaming regulatory agencies have issued licenses allowing our wholly owned subsidiaries to manufacture and/or distribute our products. Our subsidiaries and their key personnel, as applicable, have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture and distribution of gaming supplies and equipment in the jurisdictions where it is required. These companies have never been denied a gaming related license, nor have any licenses been suspended or revoked.

  Nevada Gaming Regulation

        The manufacture and distribution of gaming equipment in Nevada are subject to extensive state and local regulation. Our operations were subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local regulatory agencies, or the Nevada Gaming Authorities, due to our prior manufacture of roulette wheels and Big Six wheels, which are considered gaming devices.

        The complex regulatory scheme governing the licensing of roulette wheel and Big Six wheel manufacturers and distributors in Nevada imposed administrative burdens which far exceed those of most other gaming jurisdictions when applied to our new combined corporate structure and our foreign stockholders. The anticipated time and expense of a foreign investigation that would be conducted by the Nevada Gaming Authorities would, in the opinion of our management, far outweigh any benefit to be gained by maintaining licensure in Nevada. Specifically, based upon an analysis of three factors: the potential market for our roulette and Big Six wheels in Nevada; the benefits gained through our choice of corporate structure; and the administrative costs associated with compliance with certain requirements of Nevada Gaming Authorities, we concluded that the costs of maintaining licensure in Nevada upon the completion of the Combination significantly exceeded our potential profits. We thus administratively and voluntarily surrendered the Nevada gaming licenses of Paul-Son Gaming Supplies, Inc. upon the completion of the Combination, a procedure that allowed Paul-Son Gaming Supplies, Inc. to forego licensure in Nevada without impacting its licensure in other gaming jurisdictions or its ability to continue to manufacture roulette wheels and Big Six wheels in and for other jurisdictions. The above license surrender does not impact the manufacture or sale of our other products in Nevada.

  New Jersey Gaming Regulation

        Our subsidiaries are currently required to be licensed under the New Jersey Casino Control Act, or the New Jersey Act, as casino service industries qualified to manufacture and sell gaming-related products to casinos in New Jersey. As part of such licensure, parent companies, holding companies and certain officers and directors of the companies are required to be found suitable by the New Jersey Casino Control Commission, or the New Jersey Commission. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of a company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof. The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, and reputation for honesty, business ability and experience of the applicant and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the applicant. New Jersey licenses are granted for a period of three or four years, depending on the length of time a company has been licensed, and if they are renewable. The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate. These include the ability of the New Jersey Commission to require the applicant or licensee to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the licensee for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

        Our new combined structure required that each subsidiary company submit a new application for licensure. Upon a satisfactory initial background investigation, each company as necessary has obtained transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of its respective license application.

  Other Gaming Jurisdictions

        In addition to New Jersey, our subsidiaries are currently licensed in a number of other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, as summarized below.

        The manufacture, sale and distribution of gaming supplies in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming supply and equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations. In many jurisdictions, selling or distributing gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the gaming regulators deem reasonable. In order to ensure the integrity of manufacturers and distributors of gaming supplies, most jurisdictions have the authority to conduct background investigations of a company, its key personnel and significant stockholders. The gaming regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the gaming regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. Our subsidiaries and their respective key personnel have obtained all licenses necessary for the conduct of their respective business in the jurisdictions in which they sell and distribute gaming equipment and supplies. Suspension or revocation of such licenses could have a material adverse effect on our operations.

  Federal Gaming Registration

        The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the U.S. Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our subsidiaries, which are involved in the manufacture and transportation of gaming devices, are required to register annually. We have permission to sell our existing inventory of roulette wheels and Big Six wheels that we had manufactured in the United States prior to the Combination.

  Native American Gaming Regulation

        Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, or the IGRA, provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Our subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their state and have received federal approval. Currently, Paul-Son Gaming Supplies, Inc. is authorized to sell products to Native American casinos in seventeen states and B&G is authorized to sell products to Native American casinos in five states.

  International Gaming Regulation

        Certain foreign countries permit the importation, sale and operation of gaming supplies in casino and non-casino environments. Certain jurisdictions require the licensing of manufacturers and distributors of gaming supplies. We and our subsidiaries manufacture and/or distribute gaming supplies to various international markets including Australia, the Caribbean, Canada, and other foreign countries. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

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

Financial Information About Geographic Areas

        See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 15 for certain financial information by geographic area.

Available Information

        Our current website is www.paulsongaming.com. There we make available, free of charge, upon request, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC.

Item 2. Properties

        We are based in, and operate domestically from, company-owned facilities in Las Vegas, Nevada, and internationally from Beaune, France. We currently assemble and manufacture our primary products at facilities in Las Vegas, Nevada, San Luis, Rio Colorado, Mexico and Beaune, France. We also lease a sales office in Atlantic City, New Jersey.

        Las Vegas, Nevada.    Our Las Vegas headquarters are located in an approximately 60,000 square foot building. Our Las Vegas headquarters was purchased in September 1995 for approximately $2,000,000. This facility houses the Las Vegas sales and corporate offices, a centralized warehouse for certain of our finished goods inventory, manufacturing departments, including casino chips, tables (wood shop), layouts, and dice and a graphics art department. In our Las Vegas headquarters, we also maintain certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacture and delivery to our customers. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. (See Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.) Upon completion of the merger of Bud Jones into Paul-Son Gaming Supplies, Inc., the former Bud Jones' leases of two buildings in Las Vegas were cancelled, and the operations were moved to the one central location at our Las Vegas headquarters.

        San Luis, Rio Colorado, Mexico.    We primarily manufacture casino chips, playing cards, dice, plastic products and layouts at two facilities in San Luis, Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured and an approximately 66,000 square foot facility used for playing cards, and layout products production. We lease our main 34,000 square foot facility pursuant to a one-year lease, which expires on March 31, 2004, with an option to extend for up to 12 months upon the same terms, but at a rental amount proportionate with the space that will be utilized by us, at our discretion. We expect to extend the lease for the same amount after March 31, 2004. We own the 66,000 square foot facility. We also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana and his family. (See Part II-Item 8. Financial Statements and Supplementary Data.)

        Beaune, France.    We own an approximately 8,000 square foot manufacturing and administrative facility, in Beaune, France. In January 2004, B&G entered into a $442,000 loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for a building expansion, including approximately 3,600 square feet of additional office and production space and 1,350 feet of storage space.

        Facility Capacity.    With its current approximate 153,000 square feet of manufacturing facilities and the additional space resulting from the B&G building expansion; management believes that we have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3. Legal Proceedings

        See Note 10—Commitments and Contingencies to the Notes to the Consolidated Financial Statements (Item 8.) for information regarding legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        Information with respect to matters submitted to a vote of our stockholders during the fourth quarter of 2003 may be found in Part II, Item 4 "Submission of Matters to a Vote of Security Holders" of our Form 10-Q for the period ended September 30, 2003. Such information is hereby incorporated by reference.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock is traded on the Nasdaq SmallCap Market under the symbol "PSON." The following table sets forth the high and low closing prices of our common stock as reported by Nasdaq during the periods indicated. All stock prices reflect a fiscal year ending December 31, although our board of directors did not resolve to change our fiscal year from a fiscal year ending May 31 until September 12, 2002. On March 26, 2004, the closing price was $4.01 per share.

Fiscal Year	High	Low
2002 First Quarter (through March 31, 2002)	$1.50	$0.93
2002 Second Quarter (through June 30, 2002)	2.75	1.10
2002 Third Quarter (through September 30, 2002)	3.65	2.60
2002 Fourth Quarter (through December 31, 2002)	4.35	3.20
2003 First Quarter (through March 31, 2003)	4.40	3.34
2003 Second Quarter (through June 30, 2003)	5.35	3.80
2003 Third Quarter (through September 30, 2003)	6.20	5.00
2003 Fourth Quarter (through December 31, 2003)	6.05	4.26

Holders

        There were 119 holders of record of our common stock as of March 15, 2004. We estimate that there are approximately 900 beneficial holders of our common stock based on the proxies distributed in connection with the October 2003 meeting of stockholders.

Dividend Policy

        We have never paid cash dividends. Payments of dividends are within the discretion of our board of directors and depend upon our earnings, capital requirements, and operating and financial conditions, among other factors. We currently expect to retain our earnings to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2003 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	932,999	(1)	$3.18	592,000	(2)
Equity compensation plans not approved by security holders	None		None	None

Total	932,999		$3.18	592,000

(1)
Reflects outstanding stock options to purchase 479,500 shares of common stock under our 1994 Long-Term Incentive Plan, stock options to purchase 78,500 shares of common stock under our 1994 Directors' Stock Option Plan, and anti-dilution warrants to purchase an aggregate of 374,999 shares.

(2)
Of these shares, 520,500 were available for future issuance under our 1994 Long-Term Incentive Plan and 71,500 were available under our 1994 Directors' Stock Option Plan.

        See Note 12 of the Notes to the Consolidated Financial Statements for additional information about our equity-based compensation plans.

Item 6. Selected Financial Data

        The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2003, 2002, and 2001 and as of December 31, 2003 and 2002, have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the fiscal year ended December 31, 2000, the nine months ended December 31, 1999 and fiscal year ended March 31, 1999 and as of December 31, 2001, 2000, 1999 and March 31, 1999 have been derived from our audited consolidated financial statements not included herein.

        On September 12, 2002, our stockholders approved the Combination Agreement. The Combination was effected on the same day. The businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, Bud Jones, were combined with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1 and 2). On December 31, 2002, Bud Jones merged into Paul-Son's wholly owned subsidiary, Paul-Son Gaming Supplies, Inc. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at our Las Vegas headquarters. (See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Acquisitions).

        The table below reflects historical information for B&G for the fiscal year ended March 31, 1999 and the nine months ended December 31, 1999. The year ended December 31, 2000 includes historical information for B&G for the entire year and the former Bud Jones Company since October 2000. The year ended December 31, 2001 includes historical information for B&G and for the former Bud Jones Company for the entire year, the chip manufacturing business of Trend Plastics, Inc. from August 2001 and T-K Specialty Company, Inc. from September 2001. The year ended December 31, 2002 includes historical information for B&G, the former Bud Jones Company, Trend Plastics, T-K Specialty Company, Inc. for the entire year and Paul-Son Gaming Corporation and its subsidiaries from September 12, 2002. The year ended December 31, 2003 includes historical information for all entities described above for the full year.

	Years Ended December 31,					Fiscal Year Ended March 31, 1999(1)
					Nine Months Ended December 31, 1999(1)
	2003	2002	2001	2000
	(in thousands, except per share amounts)
Operations statement data:(2)
Revenues	$36,171	$21,861	$23,089	$11,353	$7,589	$9,093
Cost of revenues	22,387	14,770	15,849	7,055	4,417	5,858

Gross profit	13,784	7,091	7,240	4,298	3,172	3,235
Selling, general and administrative expenses	12,042	7,607	5,698	2,911	1,958	2,495
Restructuring and costs associated with Combination	—	622	—	—	—	—

Operating income (loss)	1,742	(1,138)	1,542	1,387	1,214	740

Gain (loss) on foreign currency transactions	(292)	(529)	225	85	121	66
Interest expense	(264)	(232)	(170)	(107)	(42)	(89)
Other income (expense)	148	128	124	92	74	(25)

Total other income (expense)	(408)	(633)	179	70	153	(48)

Income (loss) before income tax expense	1,334	(1,771)	1,721	1,457	1,367	692
Income tax expense	101	383	737	501	499	269

Net income (loss)	$1,233	$(2,154)	$984	$956	$868	$423

Earnings (loss) per share:
Basic and diluted	$0.16	$(0.42)	$0.24	$3.55	$6.69	$3.26
Weighted-average shares outstanding—
Basic	7,595	5,131	4,054	270	130	130
Diluted	7,672	5,131	4,054	270	130	130
	December 31,					March 31,
	2003	2002	2001	2000	1999(1)	1999(1)
	(in thousands)
Balance sheet data:(2)
Cash and cash equivalents	$4,186	$2,333	$4,254	$2,236	$2,073	$923
Working capital	7,327	6,240	3,919	4,877	2,034	1,607
Property and equipment, net	8,658	9,500	4,485	4,143	1,255	1,409
Total assets	28,596	28,157	21,425	16,305	8,042	6,247
Current liabilities	9,219	8,672	8,772	5,581	4,618	3,176
Long-term debt, less current maturities	1,563	3,576	2,333	857	493	807
Stockholders' equity	17,814	15,478	10,204	9,429	2,894	2,216

(1)
Effective December 31, 1999, B&G changed its fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31.

(2)
Cash dividends paid were $0 for all periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

        We previously engaged in retail sales of casino-quality products, including poker chips, "Fantasy Casino" chips, dice, playing cards and gift items made with Paul-Son components through our inactive Authentic Products, Inc. subsidiary. These activities in Las Vegas were discontinued in the first quarter of 2003, with no material impact on the financial statements. Our Las Vegas retail sales activities were also discontinued and we currently plan to only sell our casino products to licensed casino operations and, in limited circumstances, to distributors.

        While the first quarter of 2004 will result in a quarterly loss, we expect our significant sales backlog as of March 29, 2004, which resulted primarily from the timing of the sales orders received, to offset the first quarter loss as they are fulfilled throughout the remainder of the 2004 fiscal year.

Overview

        Paul-Son Gaming Corporation, a Nevada corporation ("Paul-Son") and each of its subsidiaries are collectively referred to herein as the "Company," or "we" or "our." The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Statement on Forward-Looking Information" below.

        On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on the same day. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1 and 2). On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc, and Bud Jones) have been consolidated into one facility at the Paul-Son Gaming Corporation headquarters in Las Vegas, Nevada.

        Our business activities include the manufacture and/or supply of gaming equipment and supplies such as casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis, Rio Colorado, Mexico, Atlantic City, New Jersey and other locations.

        The Combination resulted in substantial changes to the Company. The size of the combined company, both measured in revenues, assets and liabilities, is substantially larger than the Company prior to the Combination. Substantial costs were incurred in effecting the Combination, and management has commenced implementing various changes to integrate the constituent companies, to reduce redundancies and to incorporate the new strategies for the combined company. As a result, the historical results of operations and discussions of financial condition, liquidity and capital resources contained herein, to the extent that they are based on B&G and/or Bud Jones prior to the Combination, may not be meaningful with respect to the results of operations, financial condition liquidity and capital resources of the combined Company going forward on a post-Combination basis.

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.9%	67.6%	68.6%
Gross profit	38.1%	32.4%	31.4%
Selling, general and administrative expenses	33.3%	34.8%	24.7%
Restructuring and costs associated with Combination	—	2.8%	—
Operating income (loss)	4.8%	(5.2)%	6.7%
Gain (loss) on foreign currency transactions	(0.8)%	(2.4)%	1.0%
Interest expense	(0.7)%	(1.1)%	(0.7)%
Other income, net	0.4%	0.6%	0.5%
Income tax expense	(0.3)%	(1.8)%	(3.2)%
Net income (loss)	3.4%	(9.9)%	4.3%

        The following table details the Company's historical revenues by product line:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Casino chips	$18,200	$14,200	$18,678
Table layouts	4,270	1,875	852
Playing cards	4,472	1,477	9
Gaming furniture	1,785	849	779
Dice	2,701	1,856	1,054
Table accessories and other products	4,743	1,604	1,717

Total	$36,171	$21,861	$23,089

Comparison of Operations for the Years Ended December 31, 2003 and 2002

        Revenues.    For the year ended December 31, 2003, revenues were approximately $36.2 million, an increase of approximately $14.3 million, or 65.5%, versus revenues of approximately $21.9 million for the year ended December 31, 2002. This increase in revenues for 2003 was principally the result of the inclusion of the revenues for our combined operations in the twelve-month period, compared to B&G's revenues reported in the 2002 period, except for the period between September 12, 2002 and December 31, 2002, which includes revenues of Paul-Son and its pre-combination subsidiaries. Additionally, after the Combination and the merger between Paul-Son Gaming Supplies, Inc. and Bud Jones, some discounting practices were reduced and some sales prices increased. Revenues for 2003 also benefited from two substantial orders, including $1.2 million for a new casino opening in the U.S. and $3.7 million to a casino customer in Asia. This increase was partially offset by decreased sales of approximately $3.2 million in 2003 reflecting a decline in demand for "Euro" denominated chips, as many European casinos converted to these chips during 2001 and early 2002.

        Cost of Revenues.    Cost of revenues, as a percentage of sales, decreased to 61.9% for 2003, compared to 67.6% during 2002. This decrease in cost of revenues occurred principally due to (a) the inclusion of Paul-Son Gaming Supplies, Inc.'s cost of revenues for the twelve months ended December 31, 2003, which typically has lower cost of revenues than B&G, that were not included in the same period of 2002, except for the period between September 12, 2002 and December 31, 2002, and (b) increased production efficiencies as a result of the Combination.

        Gross Profit.    Gross profit in absolute dollars for 2003 increased by approximately $6.7 million from 2002 and the actual gross profit margin percentage increased to 38.1% for 2003 from 32.4% in 2002. This occurred as a result of the aforementioned increase in revenues of approximately $14.3 million offset, in part, by the increase in cost of revenues to $22.4 million for 2003 compared to $14.8 million in 2002. A full twelve-months of Paul-Son Gaming Supplies, Inc.'s revenues and cost of revenues were included in 2003 compared to only 111 days in 2002. Since Paul-Son Gaming Supplies, Inc. typically has a higher gross profit margin than B&G, the overall gross profit increased for 2003 compared to 2002. Also, the absence of certain discounting practices and increased sale prices during the 2003 period compared to the prior year, contributed to the increase in gross profit.

        Operating Expenses.    During the year ended December 31, 2003, operating expenses, which include product development, marketing and sales, and general and administrative costs (including depreciation and amortization), increased approximately $3.8 million from approximately $8.2 million in 2002 to approximately $12.0 million. This increase was primarily attributable to the inclusion of operating expenses of Paul-Son in the 2003 period. In 2002, we incurred restructuring costs of $622,000 associated with the Combination and no similar costs were incurred in 2003. No operating expenses of Paul-Son were included in the comparable period of 2002, except for the period between September 12, 2002 and December 31, 2002, which includes Paul-Son and its pre-combination subsidiaries. As a percentage of revenues, operating expenses for the year of 2003 decreased to 33.3% from 34.8% for the comparable period in 2002, as a result of continued efficiencies realized in the business combination in 2002 and a $369,000 receipt of a legal settlement in the fourth quarter of 2003. Our operating expenses for the twelve-month period include professional fees of approximately $1.0 million, of which $259,000 is associated with public reporting and regulatory expenses and $127,000 is related to B&G for the twelve months ended December 31, 2003, the remainder relates to legal, accounting and regulatory fees.

        Interest Expense.    For the year ended December 31, 2003, interest expense increased to approximately $264,000 from approximately $232,000 in 2002. This increase of approximately $32,000 was caused by an increase in the average outstanding debt amounts in 2003 as compared to 2002, due generally to the inclusion of Paul-Son's debt for the year 2003, which was not included in the same periods in 2002, except for the period between September 12, 2002 and December 31, 2002, which includes Paul-Son and its pre-combination subsidiaries.

        Other Income/Expense.    During the year ended December 31, 2003, other income, including loss on foreign currency transactions, interest expense, and other income (including gains (losses) on sales of marketable equity securities), decreased to approximately $408,000 in expense from approximately $633,000 of expense during the twelve months ended December 31, 2002. This decrease of approximately $225,000 was principally the result of an increase in other income of $20,000 from miscellaneous refunds and by decreased losses on foreign currency exchange of $237,000; partially offset by increased interest expense of $32,000, primarily due to the inclusion of the full year of Paul-Son debt. The variation in foreign currency transactions to $292,000 in 2003 from $529,000 in 2002 occurred as a result of an increase in the Euro in 2003 compared to 2002. Additionally, management changed its estimates for intercompany loans, which are now intended not to be repaid in the foreseeable future. Therefore, as of the second quarter of 2003, the foreign currency exchange loss related to such loans did not impact the statements of operations.

        Income Taxes.    During 2003, we recorded an income tax provision of approximately $101,000 as compared to a tax provision of approximately $383,000 in 2002. In 2003 and 2002, we have not released our domestic deferred tax valuation allowance and we have not recognized the benefit of our net deferred tax asset due to the uncertainty surrounding the timing and amount of future profits. The effective income tax rates in 2003 and 2002 were 7.3% and (21.6)%, respectively. We recorded tax benefits on our U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities.

        Net Income/(Loss).    For the year ended December 31, 2003, we recorded net income of approximately $1.2 million. This occurred due to the aforementioned factors. We recorded a net loss of $2.2 million in 2002 as a result of the aforementioned factors.

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

        Restructuring and costs associated with the Combination.    During the year ended December 31, 2002, costs incurred as a result of the Combination of B&G and Paul-Son and the merger of Paul-Son and Bud Jones were recognized of $622,000. These costs are not recurring and were necessary in order to achieve the synergies anticipated from the Combination and the merger. Some employee layoffs have occurred and facilities have been consolidated just prior and subsequent to December 31, 2002, in order to affect efficiencies and eliminate redundant functions as a result of the Combination and the merger of Bud Jones into Paul-Son Gaming Supplies, Inc.

        Operating Expenses.    During the year ended December 31, 2002, operating expenses, which include product development, marketing, sales, general and administrative costs, increased approximately $1.9 million, or 33.5%, from approximately $5.7 million in 2001 to approximately $7.6 million. This increase was primarily attributable to (a) operating costs of Paul-Son after the Combination of $1.4 million; and (b) increased sales and marketing costs of $570,000. During the fourth quarter of 2002 and the first quarter of 2003, the Company ceased the retail store activity in Las Vegas, and closed the Company's subsidiary, Authentic Products, as we focus on more profitable, direct sales to licensed casinos. Authentic Products stopped activity during this same time and will be merged into Paul-Son later in 2003. The Company intends to focus on its core business while meeting customer needs and providing better service and a broader range of products. Management is continually aware of and analyzing the costs and activities of the Company. Marginally profitable areas are evaluated and eliminated or restructured as necessary, focusing on the core business.

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

        Other Income/Expense.    During the year ended December 31, 2002, other income, including gains on foreign currency transactions, interest income, gains on sales of marketable equity securities and other income/expenses decreased to an expense of approximately $401,000 from income of approximately $349,000 during 2001. This decrease of approximately $750,000 was principally the result of foreign currency exchange losses of approximately $529,000 in 2002 compared to currency exchange gains of approximately $225,000 in 2001. This variation occurred as a result of the volatility between the U.S. Dollar and the French currency (Euro). In addition, there was an increase in interest income of approximately $82,000 in the 2002 period.

        Income Taxes.    During 2002, the Company recorded a tax provision of approximately $383,000 as compared to a tax provision of approximately $737,000 in 2001. During the year 2002, taxable income of the Company's foreign businesses could not be offset by pretax losses incurred by Paul-Son Gaming Supplies, Inc. and Bud Jones. The effective income tax rate in 2002 was (21.6)%. During 2001, the Company had consolidated net pretax income. The Company recorded a tax provision of $737,000 from its pretax income in 2001. The Company recorded tax benefits on its U.S. pretax losses to the extent the benefits offset previously recorded deferred tax liabilities. Due to the uncertainty surrounding the timing and amount of future profits, the Company did not record a tax benefit against the pretax losses of Paul-Son Gaming Supplies, Inc. and Bud Jones for the year 2002.

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

Liquidity and Capital Resources

        Overview.    Management believes that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations on a short-term basis. At December 31, 2003, we had approximately $4.2 million in cash and cash equivalents. For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including the sale of assets and bank or other lending facilities. In the first quarter of 2003, we sold a vacant building in Mexico for $450,000 (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14). There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to us. We also hope to continue to realize some benefits of the Combination-related efficiencies in 2004.

        Working Capital and Cash Flow.    Working capital totaled approximately $7.3 million at December 31, 2003, compared to approximately $6.2 million in working capital at December 31, 2002. Working capital increased approximately $1.1 million during the year primarily due to an increase in current assets of $1.6 million, partially offset by an increase in current liabilities of $547,000. Overall, cash increased approximately $1.9 million from December 31, 2002 to December 31, 2003.

        The increase in current assets is due primarily to an increase in cash and cash equivalents of $1.9 million and marketable equity securities of $1.3 million due to increased sales; the receipt of an income tax refund of $846,000; a legal settlement received for $369,000; and $450,000 received from the sale of a building in Mexico. In the Consolidated Statements of Cash Flows for the year ended 2003, this increase in current assets was partially offset by a decrease in inventories of $76,000; a decrease in accounts receivable of $338,000 a decrease in income tax receivable of $846,000, and capital expenditures of $2.2 million.

        The increase in current liabilities was a result of the reclassification of a note payable from B&G that did not meet a French bank covenant agreement and therefore, $1.7 million was reclassified from long-term debt to current maturities of long-term debt for 2003. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9). In the Consolidated Statements of Cash Flows for the year ended 2003, this increase was partially offset by a decrease in accounts payable and accrued expenses of $1.4 million, as cash flow has improved and a decrease in customer deposits of $575,000 due to the timing of deposits on large orders. This decrease in current liabilities was partially offset by increases in taxes and other liabilities $518,000.

        Cash provided by operating activities totaled approximately $3.1 million during fiscal 2003 compared to cash used in operations of approximately $2.1 million in fiscal 2002, primarily due to the factors listed above. Cash used in investing activities was $2.6 million for 2003, an increase of $2.8 million from 2002, primarily due to increased expenditures in 2003, primarily in France for buildings, improvements, machinery and equipment of $1.7 million (which is net of the sale of the building in Mexico), and the net purchases of marketable equity securities of $800,000, also in France.

        Secured Debt.    In February 2001, B&G borrowed approximately $2.2 million. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008. Interest accrues at the fixed rate of 5.1%. The B&G loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G. Specifically, B&G's ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debts (inclusive of capital lease obligations) to stockholders' equity must not exceed 0.5. B&G did not meet the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio for 2003. B&G's actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debts (inclusive of capital lease obligations) to stockholders' equity were 1.85 and 0.18, respectively, as of December 31, 2003. Because B&G no longer prepares financial statements in accordance with French GAAP, the lender is not legally permitted to grant a formal waiver for any such violation. Although management does not believe that the lender intends to accelerate the B&G loan as a result of this financial covenant violation, no assurance can be given that such event will not occur. Therefore, we reclassified the debt from long-term debt to current maturities of long-term debt on the Consolidated Balance Sheets for 2003. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9). In the event that the lender accelerates the B&G loan, we believe that we would have sufficient cash and cash equivalents by which to repay the outstanding loan balance, or that we could refinance the B&G loan through another lender, or perform some combination of the foregoing.

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

  •
  Guaranty.  We executed a Guaranty in favor of Jackson by which it guaranteed the obligations of Paul-Son Gaming Supplies, Inc. under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan.

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

        Seasonality.    We do not typically experience seasonality relative to our revenues, except, potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August.

        Las Vegas, Nevada Facilities.    In May 1997, we purchased our current corporate headquarters, an approximately 62,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the Deed of Trust issued under the Loan. See "Secured Debt" above. In connection with the Combination, Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002.

        San Luis, Rio Colorado, Mexico Facilities.    We lease a 34,000 square foot facility pursuant to a one-year lease, which expires on March 31, 2004, with an option to extend up to 12 months upon the same terms, but at a rental amount proportionate with the space that will be utilized by us, at our discretion. We expect to extend the lease for the same amount after March 31, 2004. In November 1997, we completed the purchase of a 66,000 square foot new San Luis facility for approximately $1.1 million. In December 1994, we purchased an adjacent 30,000 square foot facility for approximately $1.5 million. This facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager at this facility of Paul-Son Mexicana. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14).

        Beaune, France Facilities.    We own an approximately 8,000 square foot manufacturing and administrative facility in Beaune, France. In January 2004, B&G entered into a $442,000 loan transaction, with Banque Nationale de Paris (B.N.P), a French bank for building expansion. The other principal terms of this loan are as follows:

  •
  Interest Rate.  The interest rate is fixed at 3.6% per annum.

  •
  Maturity Date.  The maturity date is January 2010.

  •
  Security.  The loan is secured by a mortgage on the building premises

        Capital Expenditures.    We currently plan to purchase approximately $800,000 to $1.0 million in capital equipment and improvements in 2004.

        Inventory.    During the last several years we have experienced inventory obsolescence provisions, which contributed to the cost of sales as a percentage of revenues. Several factors contributed to these increases, including (i) changes in materials used to make casino table layouts, from a more traditional woolen cloth to a longer lasting synthetic cloth, thereby causing certain obsolescence and slow movement of certain colors and quantities of woolen cloth held by us, (ii) a general decline in sales brought on by a trend in the casino industry to decrease the number of table games on a casino floor in favor of slot machines, and (iii) increased security features added to casino playing cards and casino chips which obsoleted certain materials or finished goods on hand at the time.

Contractual Obligations and Commercial Commitments

        The following table presents contractual obligations and commercial commitments as of December 31, 2003.

        The impact that our contractual obligations are anticipated to have on our liquidity and cash flow in future periods is reflected in the table below. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2003. Operating leases on a month-to-month basis are not included in the table below. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10).

		Payments Due by Period
Contractual Obligations(3)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond
		(in thousands)
Long-term debt(1)	$3,350	$2,238	$177	$12	$923
Capital lease obligations	822	398	424	—	—
Purchase and other commitment obligations(2)	3,930	1,052	1,878	250	750
Operating leases	226	97	92	37	—

Total Contractual Cash Obligations	$8,328	$3,785	$2,571	$299	$1,673

(1)
Amounts represent the expected cash payments of our long-term debt, including the current portion of the long-term debt, but excluding any fair value adjustments. The Less Than 1 Year amount of $2.2 million contains the B&G debt of $1.7 million that was reclassified from current to long-term. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9).

(2)
Amounts represent purchase obligations, income taxes paid in 2004, for the 2003 USA federal income tax return, agreements to purchase goods or services, obligations that relate to an intellectual property agreement mentioned in the Subsequent Event Note 17, and employment agreements that are enforceable and legally binding on us and that specify all significant terms, but excluding any agreements that are cancelable without penalty.

(3)
Interest paid in 2003 was approximately $252,000 and we expect it to increase in the future periods due to the additional loan by B&G to approximately $275,000 per year. This loan by B&G for $442,000 is not included in the above table. It has a maturity date in January 2010; at 3.6% interest per annum.

Related Party Transactions

        B&G's majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastics, Inc., and T-K Specialty Company, Inc. Fees charged to is by our majority stockholder for the years ended December 31, 2003, 2002 and 2001 were approximately $0, $43,000 and $49,000, respectively.

        Ron-Lynn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders. For the fiscal year ended December 31, 2003 and the 111 days ended December 31, 2002, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro approximately $113,300 and $12,000, respectively.

        We lease our main 34,000 square foot manufacturing facility located in San Luis, Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana. The lease is currently a one-year lease that expires on March 31, 2004, with an option to extend up to 12 months upon the same terms, but at a rental amount proportionate with the space that will be utilized by us, at our discretion. We expect to extend the lease for the same amount after March 31, 2004. We also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager of Paul-Son Mexicana and his family. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14).

        Neither Mr. Coiro nor Mr. Moreno is a director or executive officer. We require the Audit Committee of our board of directors review related party transactions involving our directors and executive officers.

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

Property and Equipment

        We have significant capital invested in our property and equipment, which represents 30% of our total assets in 2003 and 34% in 2002. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, as well as the effect of obsolescence, demand, competition and other economic factors.

Goodwill and Other Intangible Assets

        We have approximately $3.3 million in goodwill and other intangible assets on our consolidated balance sheet at December 31, 2003 and $3.6 million at December 31, 2002, primarily resulting from our acquisition of other businesses. Effective November 1, 2002, in connection with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangibles with indefinite lives for impairment, annually as of January 1st, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. We completed the annual goodwill impairment test, and as a result of this test, no impairment of goodwill was deemed necessary. Management derived the fair value of our goodwill with assistance from an independent appraiser.

        Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized using the straight-line method, over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates.

Bad Debt Reserves

        We recognize allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer's ability to meet its financial obligations. At December 31, 2003 and 2002, we had $382,000 and $390,000, respectively, in our bad debt reserves, representing 10.1% and 9.2%, respectively, of total accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Inventory Reserves

        We reserve an estimated amount as a provision for slow-moving, excess and obsolete inventory that may not be saleable or recoverable. Analysis of inventory levels and future sales forecasts are some of the methodologies for estimating the inventory allowance reserves. Historical inventory usage activity, industry trends, and scrap rates are considered in determining the level of reserves. At December 31, 2003 and 2002, we had $882,000 and $1,053,000, respectively, in our inventory reserves, representing 14.1% and 15.6%, respectively, of total inventory. Approximately $745,000 of the inventory reserve in 2003 relates to Paul-Son Gaming Supplies, Inc. As with many estimates, management must make judgments about potential actions by third parties, including customer demands in establishing and evaluating our inventory reserves.

Recently Issued and Adopted Accounting Guidance

        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

        In December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers" Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for 2003 calendar year-end financial statements. We have adopted this statement as of December 31, 2003, and there was no material impact on our consolidated financial statements.

Forward-Looking Information Statements and Risk Factors

        Through this Annual Report on Form 10-K, we make some forward-looking statements, which do to relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipate performance, development and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

        We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

  We are subject to risk related to our combination with B&G, including:

  •
  unexpected fees, charges, taxes or costs that could result from the Combination;

  •
  unexpected delays or cost in the integration of our business operations with B&G, Bud Jones and T-K.

  Our success in the gaming industry depends in part on our ability to develop innovative products and would be adversely affected by:

  •
  a decline in the popularity of our gaming products with players and casinos;

  •
  a lack of success in developing new products, in particular our products with security features; and

  •
  an increase in the popularity of competitors' products.

  Demand for our products would be adversely affected by:

  •
  a reduction in the growth rate of new and existing casinos and markets;

  •
  delays of scheduled openings of newly constructed or planned casinos; and

  •
  a decline in the public acceptance of gaming.

  We operate in a highly regulated industry and our ability to sell our products in certain jurisdictions could be adversely affected by:

  •
  unfavorable public referendums or anti-gaming legislation;

  •
  unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues;

  •
  adverse changes in or findings of non-compliance with applicable governmental gaming regulations;

  •
  delays in approvals from regulatory agencies;

  •
  a limitation, conditioning, suspension or revocation of any of our gaming licenses; and

  •
  unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

  Our intellectual property rights are subject to risks, including:

  •
  potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed products and technology;

  •
  competitors' infringement upon our existing trademarks, patents and copyrights;

  •
  costs in defending our intellectual property rights against unexpected claims; and

  •
  approval of competitors' patent applications that may restrict our ability to compete effectively.

  Our business is vulnerable to changing economic conditions, including:

  •
  unfavorable changes in economic conditions including those that affect the relative health of the gaming industry;

  •
  unfavorable changes in state taxation laws or application of such laws that could reduce our profitability;

  •
  political or economic instability in international markets;

  •
  changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments;

  •
  fluctuations in foreign exchange rates, tariffs and other trade barriers; and

  •
  an inability to effectively hedge our foreign currency exposures.

  Our outstanding debt obligations subject us to certain additional risks, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  •
  requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements;

  •
  limiting our flexibility in planning for, or reacting to, changes in or business and the industry; and

  •
  creating a disadvantage to us compared to competitors with less indebtedness.

  Our business operations are subject to other risks, including:

  •
  the loss or retirement of our key executives of other key employees;

  •
  adverse changes in the creditworthiness of parties with whom we have receivables;

  •
  the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;

  •
  increased costs due to reliance on third party suppliers and contract manufacturers;

  •
  agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk;

  •
  acts of war or terrorist incidents; and

  •
  any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market Risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to foreign currency fluctuations and exchange risk and interest rate risk.

        Foreign Currency Risk.    There are two types of foreign currency exchange risks that we may be subject to: transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gains or losses which are based on an actual transaction that requires formal payment at a future point in time.

        We are subject to foreign currency exchange risk relating to the translation of B&G's assets, liabilities, and income and expense accounts. The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders' equity section on our condensed consolidated balance sheet. B&G uses the local currency as its functional currency.

        The assets and liabilities of B&G are translated into United States of America dollars ("U.S. dollars") at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. B&G typically incurs gains or losses of specified foreign currency translations and these amounts are occasionally material. These gains and losses are reflected in our other accumulated comprehensive income (loss). The U.S. dollar weakened against the Euro from $0.95374 at December 31, 2002 to $0.79670 at December 31, 2003. For the twelve months ended December 31, 2003, we did not have any forwards, options or other derivative contracts in force.

        Although our manufacturing is partially performed in Mexico, the functional currency of its Mexican subsidiary is considered to be the U.S. dollar. The Mexican operation is funded by our U.S. subsidiary in U.S. dollars and the Mexican subsidiary does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiary are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiary is not subject to translation adjustment risk.

        Because of the significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between B&G and other foreign countries, which have currencies that are different than the Euro. Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations. To minimize the financial impact of these items, we attempt to contract a majority of our services in U.S. dollars. We continually monitor the currency exchange risk associated with all transactions not denominated in the U.S. dollar.

        Interest Rate Risk.    Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2003, we had total interest bearing debt and capital lease obligations of approximately $4.2 million. Of this amount, approximately $3.1 million has a fixed rate of interest and we believe that these agreements have fair values, which approximate reported amounts.

        The remaining approximately $1.1 million of interest bearing obligations have variable interest rates which are tied to a (i) U.S.-based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S.-based prime lending rate, which is approximately 4.0% as of December 31, 2003, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%; we would have increased interest expense on approximately $1.1 million of debt over the succeeding ten years. If interest rates were to turn unfavorably by 1.0%, the resulting interest expense incurred would be approximately $11,000 over the next twelve-month period.

Item 8. Financial Statements and Supplementary Data

PAUL-SON GAMING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Paul-Son Gaming Corporation and Subsidiaries
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Paul-Son Gaming Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paul-Son Gaming Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 30, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bourgogne et Grasset S.A.

        We have audited the consolidated statements of income, stockholders' equity, and cash flows of Etablissements Bourgogne et Grasset S.A. (a French Société Anonyme) and its subsidiary for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of The Bud Jones Company, Inc., a wholly owned subsidiary, which statements reflect total assets of 33% as of December 31, 2001, of the related consolidated totals, and total revenues of 27% for the year ended December 31, 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for The Bud Jones Company, Inc., is based solely on the report of the other auditors.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Etablissements Bourgogne et Grasset S.A. and its subsidiary for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars LLP
New York, NY

March 22, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
The Bud Jones Company, Inc.

        We have audited the statements of operations, retained earnings, comprehensive loss and accumulated other comprehensive loss and cash flows of The Bud Jones Company, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of The Bud Jones Company, Inc. operations and comprehensive loss and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bradshaw, Smith & Co., LLP

Las Vegas, Nevada
February 15, 2002
(Except for Note 10, as to which the date is April 23, 2002).

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(dollars in thousands, except share amounts)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,186	$2,333
Marketable equity securities	2,580	1,329
Accounts receivables, less allowance for doubtful accounts of $382 and $390, respectively	3,417	3,814
Inventories, net	5,382	5,704
Prepaid expenses	490	531
Income tax receivable	—	846
Deferred tax asset	24	—
Other current assets	467	355

Total current assets	16,546	14,912
Property and equipment, net	8,658	9,500
Goodwill, net	1,374	1,374
Other intangibles, net	1,897	2,223
Other assets, net	121	148

Total Assets	$28,596	$28,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,609	$621
Accounts payable	2,135	3,676
Accrued expenses	2,103	1,946
Customer deposits	1,601	2,176
Income taxes payable	297	47
Other current liabilities	474	206

Total current liabilities	9,219	8,672

Long-term debt, less current maturities	1,563	3,576
Deferred tax liability	—	431

Total liabilities	10,782	12,679

Commitments and Contingencies (Note 10)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,594,900 issued and outstanding	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost, 27,293 shares	(196)	(196)
Retained earnings	2,611	1,378
Accumulated other comprehensive income (loss)	1,070	(33)

Total stockholders' equity	17,814	15,478

Total Liabilities and Stockholders' Equity	$28,596	$28,157

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

(dollars in thousands, except per share amounts)

	(See Note 2)
	2003	2002	2001
Revenues	$36,171	$21,861	$23,089
Cost of revenues	22,387	14,770	15,849

Gross profit	13,784	7,091	7,240
Product development	154	142	143
Marketing and sales	3,168	2,424	1,854
Restructuring and costs associated with Combination	—	622	—
General and administrative	8,720	5,041	3,701

Operating income (loss)	1,742	(1,138)	1,542
Other income (expense)
Gain (loss) on foreign currency transactions	(292)	(529)	225
Interest expense	(264)	(232)	(170)
Other income, net	148	128	124

Income (loss) before income taxes	1,334	(1,771)	1,721
Income tax expense	101	383	737

Net income (loss)	$1,233	$(2,154)	$984

Earnings (loss) per share:
Basic	$0.16	$(0.42)	$0.24

Diluted	$0.16	$(0.42)	$0.24

Weighted-average shares outstanding
Basic	7,595	5,131	4,054

Diluted	7,672	5,131	4,054

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2003, 2002 and 2001

(dollars in thousands, except share amounts)

		Common Stock
	Comprehensive Income (Loss)			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount					Total
Balance, January 1, 2001	$—	225,184	$7,683	$—	$—	$2,548	$(802)	$9,429
Net income	984	—	—	—	—	984	—	984
Unrealized gain on securities, net of $4 tax	10	—	—	—	—	—	10	10
Reclassification adjustment for gain realized in net income, net of $(1) tax	(3)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	(216)	—	—	—	—	—	(216)	(216)

Total Comprehensive Income	$775	—	—	—	—	—	—	—

Balance, December 31, 2001	$—	225,184	7,683	—	—	3,532	(1,011)	10,204
Net loss	(2,154)	—	—	—	—	(2,154)	—	(2,154)
Issuance of Paul-Son stock to B&G	—	3,828,452	(7,642)	7,642	—	—	—	—
Paul-Son stock outstanding prior to the Combination at September 12, 2002	—	3,541,264	35	6,611	(196)	—	—	6,450
Unrealized gain on securities, net of $4 tax	8	—	—	—	—	—	8	8
Foreign currency translation adjustment	970	—	—	—	—	—	970	970

Total Comprehensive Loss	$(1,176)	—	—	—	—	—	—	—

Balance, December 31, 2002		7,594,900	76	14,253	(196)	1,378	(33)	15,478
Net income	$1,233	—	—	—	—	1,233	—	1,233
Unrealized loss on securities, net of $1 tax	(34)	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	1,137	—	—	—	—	—	1,137	1,137

Total Comprehensive Income	$2,336	—	—	—	—	—	—	—

Balance, December 31, 2003		7,594,900	$76	$14,253	$(196)	$2,611	$1,070	$17,814

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(dollars in thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$1,233	$(2,154)	$984
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,796	1,229	891
Amortization	326	280	197
Provision for bad debt	48	92	118
Provision for inventory obsolescence	206	61	28
Deferred taxes	(24)	406	(325)
Loss on sale/disposal of property and equipment	—	61	—
Gain on sale of marketable equity securities	(98)	(33)	(28)
Change in operating assets and liabilities:
Accounts receivable	349	2,326	(1,254)
Income tax refund	846	(846)	—
Inventories	116	(187)	321
Other current assets, including prepaids	(72)	(710)	(39)
Accounts payable	(1,541)	(1,688)	1,624
Customer deposits	(575)	355	381
Accrued expenses	157	(427)	248
Income taxes payable	184	(1,525)	814
Other current liabilities	135	680	137

Net cash provided by (used in) operating activities	3,086	(2,080)	4,097

Cash Flows from Investing Activities
Purchase of marketable equity securities	(12,770)	(571)	(421)
Proceeds from sale of marketable equity securities	11,955	418	850
Acquisition of property and equipment	(2,214)	(634)	(683)
Acquisition of businesses, net of cash acquired	—	—	(3,127)
Proceeds from sale of property and equipment	450	45	—
Cash acquired in business combination	—	1,143	—
Increase in other assets	25	(107)	(409)

Net cash provided by (used in) investing activities	(2,554)	294	(3,790)

Cash Flows from Financing Activities
Proceeds from long-term debt	446	—	2,417
Repayment of long-term debt	(665)	(348)	(599)

Net cash provided by (used in) financing activities	(219)	(348)	1,818

Effect of exchange rate changes on cash	1,540	213	(107)

Net increase (decrease) in cash and cash equivalents	1,853	(1,921)	2,018
Cash and cash equivalents, beginning of year	2,333	4,254	2,236

Cash and cash equivalents, end of year	$4,186	$2,333	$4,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$252	$175	$146
Cash received from income tax refunds	(913)	(1,125)	(204)
Non-cash transactions:
Non-cash currency translation adjustment	$1,137	$970	$(216)
Business combination:
Cash acquired	$—	$1,143	$—
Current assets, net of cash	—	4,582	—
Property and equipment, net	—	7,231	—
Other assets	—	535	—
Current liabilities	—	(2,764)	—
Long-term debt	—	(1,332)	—
Net equity	—	(9,395)	—

	—	$—	$—

See Notes to Consolidated Financial Statements.

PAUL-SON GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

        Paul-Son Gaming Corporation, a Nevada corporation, and each of its subsidiaries are collectively referred to herein as the "Company," or "we" or "us." On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the "Combination Agreement"), between Paul-Son and Etablissements Bourgogne et Grasset S.A. ("B&G"), a societe anonyme organized under the laws of France. Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002. At the closing, the businesses of Paul-Son, B&G and B&G's wholly owned subsidiary, The Bud Jones Company, Inc. ("Bud Jones"), were combined, with B&G and Bud Jones becoming wholly owned subsidiaries of Paul-Son (the "Combination"). The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son. On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly owned subsidiary of Paul-Son Gaming Corporation) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Paul-Son Gaming Corporation headquarters in Las Vegas, Nevada.

        Our business activities include the manufacture and supply of casino chips, table layouts, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

        On September 12, 2002, our Board of Directors resolved to change Paul-Son's fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31.

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

        As a result of this reverse acquisition treatment: (a) our historical financial statements for periods prior to the Combination are no longer the financial statements of Paul-Son, as reported before the Combination, and are therefore no longer presented; (b) our historical financial statements for the periods prior to the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 to December 31, 2002) of operating activity for Paul-Son and its subsidiaries (other than B&G and Bud Jones). The financial statements for the fiscal years ended December 31, 2002 and 2001 include the consolidated results of B&G for the entire periods presented. The consolidated financial statements for the fiscal year ended December 31, 2003 include all operating activity for Paul-Son and its subsidiaries, including B&G and the former Bud Jones Company.

        A summary of our significant accounting policies follows:

Cash and Cash Equivalents

        We consider all highly liquid investments and repurchase agreements with maturities of three months or less at the date of purchase to be cash and cash equivalents.

Fair Value of Financial Instruments

        The fair value of cash, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Accounts Receivables and Customer Deposits

        We perform ongoing credit evaluations of our customers and generally require a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the balance sheet.

        We also maintain an allowance for doubtful accounts. (See Note 13). We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer's inability to meet its financial obligations.

Marketable Equity Securities

        We account for our investments in equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, our securities are classified as available-for-sale and, as such, are carried at fair value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The first-in, first-out method is used to determine the cost of securities disposed of. Marketable equity securities consist of mutual funds. These investments are held with one major financial institution in our name. In accordance with SFAS No. 115, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported within accumulated other comprehensive income (loss).

Inventories

        Inventories are stated at the lower of cost or market, net of reserves for slow-moving, excess and obsolete items. Cost is determined using the weighted average method in France and the first-in, first-out method in the United States of America. Inventories consist of dice, cards, chips, other gaming equipment and supplies.

        We also maintain an inventory valuation reserve. (See Note 13). Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels, activity, industry trends, historical experience, and future sales forecasts.

Property and Equipment

        Property and equipment are stated at cost, net of depreciation. We include capitalized lease equipment in its property and equipment for financial statement purposes. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements	10-27
Furniture and equipment	5-10
Vehicles	4-7

        The cost of maintenance and repairs are charged to expense as incurred. Major additions and betterments are capitalized.

Goodwill and Other Intangible Assets

        Effective November 1, 2002, in connection with the implementation of SFAS No. 42, "Goodwill and Other Intangible Assets," economic goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangible assets with indefinite lives for impairment, annually as of January 1st and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. We completed the annual goodwill impairment test in 2003, and as a result of this test, no impairment of goodwill was deemed necessary. Management derived the fair value of our goodwill with assistance from an independent appraiser.

        A reconciliation of net income to pro forma amounts adjusted for the exclusion of the amortization of goodwill for the fiscal year ended December 31, 2001 is as follows (in thousands, except per share amounts):

2001
Net income	$984
Add back: Goodwill and trademark amortization, net of tax effect	72

Adjusted net income, pro forma	$1,056

Adjusted earnings per share, pro forma	$0.26

        Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized, using the straight-line method over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Debt

        We include obligations from capitalized leases in our long and short-term debt captions for financial statement purposes.

Revenue Recognition

        Substantially all revenue is recognized when products are shipped to our customers, according to the shipping terms. We typically sell our products with payment terms of net 30 days or less.

        We do not offer a formal warranty on our products. Sales returns are provided for under the accrual basis and are based on estimates of future costs associated with returns, if necessary. The estimates are derived from historical cost experience. Sales returns were not material for us for the periods presented.

Income Taxes

        We use SFAS No. 109, "Accounting for Income Taxes," for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.

        A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

        Paul-Son and our subsidiaries file separate income tax returns in our respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Foreign Currency Transactions

        The financial statements of B&G are measured using the Euro as the local functional currency. Assets and liabilities of B&G are translated into the U.S. Dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. Dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation" and are shown within accumulated other comprehensive income.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings (loss) as well as additional other comprehensive income (loss). Our other comprehensive income (loss) also consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, all recorded net of tax.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable and slow moving, excess and obsolete inventories, estimates for the recoverability of long lived assets, and/or the recoverability of goodwill. Actual results could differ from those estimates and assumptions.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. We had no impairment losses for each of the three years in the period ended December 31, 2003.

        Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 15 for the presentation of the one business segment by geographic area.). We use estimates for our entire organization as our basis for impairment valuation. Long-lived assets are principally real estate and, to a lesser extent, production assets in and through which business operations and products are manufactured and distributed.

Equity Compensation Plan Information

        We account for our stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is required to be recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transaction and Disclosure, an Amendment to SFAS No. 123," our net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the fiscal years ended December 31, 2003 and 2002 (dollars in thousands, except per share amounts):

	2003	2002
Net income (loss):
As reported	$1,233	$(2,154)
Stock based compensation expense under fair value method	(199)	(87)

Pro forma	$1,034	$(2,241)

Net earnings (loss) per share:
As reported:
Basic	$0.16	$(0.42)
Diluted	$0.16	$(0.42)
Pro forma:
Basic	$0.14	$(0.44)
Diluted	$0.14	$(0.44)

        Prior to the September 12, 2002 merger, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plans of Paul-Son have been omitted because there were no stock options outstanding.

Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on our net income.

Recently Issued Accounting Guidance

        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

        In December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers" Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for 2003 calendar year-end financial statements. We have adopted the statement as of December 31, 2003, and there was no material impact on our consolidated financial statements.

Note 2. Business Combinations

        Pursuant to the Combination Agreement, between Paul-Son and B&G, in September 2002, Paul-Son acquired 100% of the stock of B&G in exchange for (a) shares of Paul-Son common stock which immediately after the closing equaled 53.45% of the outstanding shares of Paul-Son common stock and (b) warrants to provide anti-dilution protection to the extent that the stock options and other rights to acquire Paul-Son common stock outstanding at the closing are subsequently exercised.

        The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles with B&G considered the acquiring entity even though Paul-Son survives and is the legal parent of B&G.

        As a result of this reverse acquisition treatment: (a) our historical financial statements for periods prior to the Combination are no longer the financial statements of Paul-Son as reported before the

Combination, and therefore no longer presented and (b) the historical financial statements of Paul-Son for the periods prior to the Combination are those of B&G (adjusted to reflect the number of shares Paul-Son issued to B&G as if they had been outstanding as of the earliest date presented).

        Pro forma unaudited financial information for Paul-Son for the years ended December 31, 2002 and 2001 on a consolidated basis, giving effect to the Combination, as if it had occurred at the beginning of 2001 is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

	Years Ended December 31,
	2002	2001
	(in thousands, except share amounts)
Operating revenue	$34,943	$41,464
Operating income (loss)	(2,683)	658
Net income (loss)	(4,326)	1,203
Net income (loss) per share	(0.57)	0.16

Note 3. Marketable Equity Securities

        Marketable equity securities consist of the following at December 31 (in thousands):

	2003	2002	2001
Proceeds from sales	$11,955	$418	$850
Gross realized gains	98	33	28
	December 31, 2003			December 31, 2002			December 31, 2001
	Cost	Gross Unrealized	Fair Value	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Available for sale mutual funds	$2,579	$1	$2,580	$1,277	$52	$1,329	$910	$33	$943

Note 4. Inventories

        Inventories consist of the following at December 31 (in thousands):

	2003	2002
Raw materials	$3,380	$3,555
Work in process	1,124	896
Finished goods	1,760	2,306

	6,264	6,757
Less inventory reserves	(882)	(1,053)

Inventories, net	$5,382	$5,704

        The inventory loss reserve of $882,000 in 2003 includes $745,000 from Paul-Son Gaming Supplies, Inc. and $137,000 for B&G; $1.1 million in 2002 includes $903,000 from Paul-Son Gaming Supplies, Inc. and $150,000 from B&G.

Note 5. Other Current Assets

        Other current assets consist of the following at December 31 (in thousands):

	2003	2002
Refundable value added tax	$258	$292
Deposit current	68	49
Other assets	141	14

Other current assets	$467	$355

Note 6. Property and Equipment

        Property and equipment consist of the following at December 31 (in thousands):

	2003	2002
Land	$839	$664
Buildings and improvements	4,499	4,595
Furniture and equipment	10,661	9,456
Vehicles	339	233

	16,338	14,948
Less accumulated depreciation	(7,680)	(5,448)

Property and equipment, net	$8,658	$9,500

        Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $1,796,000, $1,229,000, and $891,000, respectively.

Note 7. Goodwill and Other Intangible Assets (in thousands):

	December 31, 2003			December 31, 2002
							Estimated Useful Life (Years)
	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount
Goodwill(1)	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(400)	607	1,007	(266)	741	8 to 14
Customer relationships	432	(166)	266	432	(96)	336	7
Non-compete agreements	730	(289)	441	730	(167)	563	5 to 6

Total	$4,224	$(953)	$3,271	$4,224	$(627)	$3,597

(1)
The amounts of goodwill related to B&G at December 31, 2003 and 2002 included above were $1,197 for the gross carrying amount; $(23) for accumulated amortization; and $1,174 for the net carrying amount.

        Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $326,000, $280,000 and $197,000, respectively (in thousands):

Estimated Amortization Expense for the years ending December 31,
2004	$317
2005	271
2006	263
2007	108
Thereafter	—

Total	$959

Note 8. Accrued Expenses

        Accrued expenses consist of the following at December 31 (in thousands):

	2003	2002
Wages and related costs	$821	$1,124
Accrued vacation	547	256
Accrued interest	15	15
Accrued sales taxes	215	313
Other accrued expenses	264	232
Accrued sales commissions	241	6

Accrued expenses	$2,103	$1,946

Note 9. Long-Term Debt and Pledged Assets

        Long-term debt consists of the following at December 31 (in thousands):

	2003	2002
Note payable due to a commercial bank in quarterly installments of an original amount of $116 including interest of 5.10% through February 2008. This note is guaranteed by the majority stockholder.	$2,124	$2,126
Note payable to bank in monthly installments of approximately $7 including variable interest (approximately 8% at December 31, 2003 and 2002) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $874 balloon payment. The note is secured by a first deed of trust on our headquarters in Las Vegas, Nevada	979	988
Litigation settlement agreement, payable with principal and interest payments, approximately quarterly and in the principal amount of $53, with interest at prime (approximately 4.25% at December 31, 2002) due and paid in full in February 2003	—	53
Capital lease obligation payable for equipment, fixed interest rate of 7.77% payable in monthly installments of approximately $8 through December 7, 2005	187	265
Capital lease obligation payable for equipment, fixed interest rate of 8.309% payable in monthly installments of approximately $3 through March 4, 2006	294	311
Other capital lease obligations with varying rates and maturities	340	242
Various notes payable to commercial banks, interest at 4.3% to 6.9% with principal and interest payments due monthly from 2003 through 2006	248	212

Principal balance as of December 31	4,172	4,197
Less current portion	(2,609)	(621)

Long-term debt as of December 31	$1,563	$3,576

        Paul-Son Gaming Supplies, Inc. entered into a $995,000 loan transaction ("Loan") with Jackson Federal Bank, a federal savings bank ("Jackson"), on March 5, 2002. The interest rate equals the greater of 8% per annum ("Floor Rate") or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposit in the London market based on quotations of major banks ("LIBOR"). The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of $874,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing ("Deed of Trust") encumbering the Company's Las Vegas, Nevada headquarters. We executed a Guaranty in favor of Jackson by which we guaranteed the obligations of Paul-Son Gaming Supplies, Inc. under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan contains a prepayment provision requiring the payment of a prepayment premium equal to 3% of the amount prepaid during the first twelve-month period of the loan. Thereafter, the Loan may be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts Paul-Son Gaming Supplies, Inc. from encumbering or transferring (1) the Company's Las Vegas, Nevada headquarters; and (2) ownership interests in Paul-Son Gaming Supplies, Inc. Further, the Deed of Trust also grants to Jackson a security interest in Paul-Son Gaming Supplies, Inc.'s personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

        In February 2001, B&G borrowed approximately $2.2 million. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008. Interest accrues at the fixed rate of 5.1%. The B&G loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G. Specifically, B&G's ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debts (inclusive of capital lease obligations) to stockholders' equity must not exceed 0.5. B&G did not meet the total loan and similar debt (inclusive of capital lease obligations) to the operating cash flow ratio for 2003. B&G's actual ratio of total loans and similar debt to operating cash flow and the ratio of total loans and similar debts (inclusive of capital lease obligations) to stockholders' equity were 1.85 and 0.18, respectively, as of December 31, 2003. Because B&G no longer prepares financial statements in accordance with French GAAP, the lender is not legally permitted to grant a formal waiver for any such violation. Although management does not believe that the lender intends to accelerate the B&G loan as a result of this financial covenant violation, no assurance can be given that such event will not occur. Therefore, we reclassified the debt from long-term debt to current maturities of long-term debt on the Consolidated Balance Sheets for 2003. In the event that the lender accelerates the B&G loan, we believe that we would have sufficient cash and cash equivalents by which to repay the outstanding loan balance, or that we could refinance the B&G loan through another lender, or perform some combination of the foregoing.

        In January 2004, B&G entered into a $442,000 loan transaction, with Banque Nationale de Paris (B.N.P), a French bank for building expansion. The other principal terms of this loan are as follows:

  •
  Interest Rate.    3.6% fixed

  •
  Maturity Date.    The maturity date is January 2010.

  •
  Security.    The loan is secured by a mortgage on the building premises

        Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2003 are as follows (in thousands):

	Capital Leases	Long-Term Debt
2004	$415	$2,239
2005	378	120
2006	97	44
2007	—	12
2008	—	13
Thereafter	—	922

Total	890	3,350
Less amount representing interest	(68)	—

	$822	$3,350

Note 10. Commitments and Contingencies

  Operating Lease Obligations

        The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2003 (in thousands):

2004	$97
2005	52
2006	20
2007	20
2008	20
Thereafter	17

Future minimum lease payments	$226

        We had a twelve-year option to extend the lease at one of its production facilities. The annual rent during the first 8-year term, which ended in April 2001, was approximately $140,000. Following the end of the lease term, we leased this production facility on a month-to-month basis for approximately $12,000 a month. During the first quarter of 2003, this lease was extended for a one-year term, with an option to extend up to 12 months upon the same terms, but at a rental amount proportionate with the space that will be utilized by us, at our discretion.

        Rent expense totaled $319,000, $610,000 and $503,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Legal Proceedings

        Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort, Defendant; Tropicana Casino and Resort vs. Gasser Chair Co., Inc., Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002.    On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort ("Tropicana") for negligence and compensatory damages in an amount exceeding $50,000, plus attorney's fees, costs and expenditures. Plaintiff Brown alleged having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back, causing her to fall backwards and onto the casino floor. On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability. Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc. Tropicana alleged that the design of the chair was defective and that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the proper installation of the chair. Tropicana further alleged that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino's patrons from sustaining allegedly foreseeable falls. As a result of a stipulation of settlement, Paul-Son was dismissed as a defendant in this action on February 26, 2004.

        Paul-Son Gaming Corporation, The Paul S. Endy, Jr. Living Trust and Eric P. Endy, Plaintiffs v. AIG Technical Services, Inc. and National Union Fire Insurance Company of Pittsburgh, Defendants, Pennsylvania, et al., District Court, Clark County, Nevada, Case No. A442822.    This suit was filed on

behalf of us and the other Plaintiffs on or about December 3, 2001 seeking declaratory relief, among other things, for the purpose of determining the parties' respective rights and obligations under a directors, officers and corporate liability insurance policy issued by National Union Fire Insurance Company ("National Union") and administered by AIG Technical Services ("AIG"). At the time the suit was filed, a lawsuit was pending between us and Martin Winick, arising out of his employment by us. Our suit sought a declaration that, pursuant to the terms of the insurance policy, the insurance carrier had a duty to pay for the defense and to indemnify with respect to various claims filed against it by Mr. Winick. Since that time, the underlying litigation has been resolved, so the focus of our suit has been reimbursement from the insurance carrier for the attorney's fees, costs, interest and settlement funds involved in resolving the underlying Winick suit and in securing coverage by the insurance carrier. Our suit is seeking, among other things, general, consequential and punitive damages that were allegedly, directly and proximately caused by the insurance carrier's bad faith in delaying, reducing or denying indemnity in defense to us and otherwise failing to act fairly and in good faith in analyzing our tender under the insurance policy. An answer was filed by National Union. A default was entered against AIG, which was also unanswered. A mediation hearing was held on February 7, 2003, with National Union and AIG. The matter has been resolved and we received a settlement in the amount of approximately $369,000, including legal expenses, in the fourth quarter of 2003.

        Paul-Son Gaming Corporation, Plaintiff, v. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants. Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.    Between 1998 and 2000, we entered into a series of lease agreements with Skipco, Inc. ("Skipco") pursuant to which we leased certain office equipment, including copiers and facsimile machines. Skipco subsequently assigned the lease agreements to US Bancorp. We believe that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies. On July 26, 2002, we filed a Complaint against Skipco, Toshiba Business Solutions ("Toshiba"), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing. We seek to recover, among other things, compensatory damages, punitive damages, attorney's fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements. Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee. Lyon Financial Services, Inc. ("Lyon") has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action. Lyon has asserted claims against us for breach of the lease agreements and unjust enrichment. The parties are presently engaged in the discovery process. The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004. We have agreed in principle to settle the claims involving Lyon, although no formal agreement has been negotiated and no assurance can be given that a final agreement will be reached. The resolution with Lyon is to include a restructuring of the lease agreements at reduced rental payments in the aggregate amount of approximately $5,550 per month for 36 months.

        John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout.    This case was brought in the Puerto Rico courts by John Fucile and his company. Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative. The complaint is seeking monetary damages totaling $775,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions. The San Juan law firm of O'Neill & Borges has assumed the representation of the defendants and is in the process of evaluating the claims and the relevant documents and information, some of which is still in the process of being gathered. An answer to the complaint has been filed and the parties have engaged in the discovery process with initial exchanges of interrogatories. A settlement conference was conducted on February 26, 2004. Pending analysis of the responses to the discovery in the case, they cannot make a prediction at this time as to the outcome of the case or the range of loss.

        We are engaged in disputes and claims arising in the normal course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

Note 11. Income Tax Matters

        The Company accounts for income taxes using the asset and liability approach required by SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of and the tax basis of the Company's assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. The following table provides an analysis of the Company's provision for income taxes for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
U.S. Federal	$420	$—	$—
U.S. State	74	—	—
France	62	(23)	1,066

Total Current	556	(23)	1,066

Deferred:
U.S. Federal	(431)	—	(278)
U.S. State	(4)	—	—
France	(20)	406	(51)

Total Deferred	(455)	406	(329)

Provision for income taxes	$101	$383	$737

        A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31, is as follows:

	2003	2002	2001
Computed expected income tax expense	34.3%	34.3%	35.3%
Adjustments:
Amortization of nondeductible goodwill	—	—	2.5%
Acquisition costs expensed for tax purposes	—	—	(4.2)%
Foreign dividends-IRC Sec 78, 956, net of foreign tax credits	19.6%	—	—
State taxes	3.3%	—	—
Nondeductible depreciation and penalties	—	—	0.3%
Tax effect of U.S. operations	—	—	0.8%
Allowance for deferred tax asset	(26.1)%	(62.8)%	8.1%
French loss on U.S. note receivable	(25.7)%
Other, net	1.9%	6.9%	—

Income tax expense (benefit)	7.3%	(21.6)%	42.8%

        Valuation allowances have been established due to our accumulated losses as of December 31, 2002 and 2001. In accordance with the provisions of SFAS No. 109, in 2003, we have not released our domestic deferred tax valuation allowance and not recognized the benefit of the net deferred tax assets due to the uncertainty of future profits. Deferred tax assets are primarily comprised of net operating loss carryforwards, accrued expenses, and basis differences in intangibles.

        The primary components of the net deferred tax assets at December 31 were approximately as follows (in thousands):

	2003	2002
Operating loss carryforwards	$2,386	$2,875
Inventory and bad debt reserves	349	516
Other	233	(523)
Less valuation allowance	(2,944)	(3,299)

Deferred tax asset (liability), net	$24	$(431)

Note 12. Earnings Per Share and Stock Option Programs

        Per share data is based on the number of our common shares as if the B&G shares had been converted into Paul-Son shares as of the earliest period presented. In order to compute the number of shares used in the calculation of basic and diluted income per share, the number of shares was converted into the equivalent Paul-Son shares and the 2002 number of shares included those equivalent shares as well as the outstanding shares of Paul-Son prior to the Combination. All common shares outstanding for 2003 were used in the calculation of basic and diluted income per share for 2003. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

        Prior to the September 12, 2002 Combination, B&G did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plan for Paul-Son has been omitted because B&G is considered the acquiring entity in the Combination even though Paul-Son survives and is the legal parent of B&G.

        We have outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2003 and 2002 were approximately 203,500 and 649,500, respectively.

        We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (the "Incentive Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved to increase the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option grant vesting at the end of each year, however, the vesting schedule for individual participants may vary. The options granted under the Incentive Plan expire 10 years after the date of grant.

        The Directors' Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors' Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death. Options covering 12,500 shares were granted to non-employee directors during the period of January 1, 2003 through December 31, 2003, at a weighted-average exercise price of $4.94 per share.

        The following is a summary of option activity for the periods from September 11, 2002 (date of the Combination) to December 31, 2002 and from December 31, 2002 to December 31, 2003:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 12, 2002	—	—	$—
Granted	(319,500)	319,500	3.41
Canceled	—	—	—
Exercised	—	—	—
Options from Combination(1)	745,000	330,000	6.07

Outstanding at December 31, 2002	425,500	649,500	$5.77
Authorized per stockholders' meeting October 2003	75,000	—	—
Granted	(12,500)	12,500	4.94
Canceled	104,000	(104,000)	—
Exercised	—	—	—

Outstanding at December 31, 2003	592,000	558,000	$4.94

(1)
Represents options granted to employee and non-employee directors prior to September 12, 2002, under the Incentive Plan and the Directors' plan.

2003
The weighted average fair value of options granted	$1.12

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 to $3.00	22,000	7.31	$1.78	22,000	$1.78
$3.01 to $5.00	332,500	6.15	3.42	20,500	3.73
$5.01 to $8.00	6,000	9.53	5.95	6,000	5.95
$8.01 to $13.88	197,500	2.91	8.84	197,500	8.84

Total	558,000	6.48	$5.00	246,000	$5.07

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the period from December 31, 2002 for grants; risk-free interest rate at the date of grant which ranged from 3.3% to 6.7%; expected dividend yield of 0.0%; expected lives of 5 to 6 years; and expected volatility which ranged from 39.75% to 69.83%.

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

        As of December 31, 2002 and 2003, a maximum of 1,075,000 and 1,150,000 shares, respectively, of common stock have been reserved for issuance under these plans. None of the options can be granted at less than the fair market value of our common stock on the date of grant.

Note 13. Allowance for Doubtful Accounts and Inventory Valuation Reserves

        We record, based on periodic reviews of our accounts receivables and inventories, allowances for estimated uncollectible trade accounts receivable and slow moving or obsolete inventories. A summary of provisions for estimated bad debts and obsolete or slow-moving inventories and the related charges to the allowance for doubtful accounts and inventory valuation reserves are as follows (in thousands):

Accounts Receivables, Allowance for Doubtful Accounts:

Years Ended December 31,	Beginning of Year Balance	Combination and Merger	Provisions	Charge-offs, Net of Recoveries	End of Year Balance
2003	$390	$—	$48	$(56)	$382

2002	$102	$210	$92	$(14)	$390

2001	$81	$—	$118	$(97)	$102

Inventories, Inventory Valuation Reserves:

Years Ended December 31,	Beginning of Year Balance	Combination and Merger	Provisions	Charge-offs	End of Year Balance
2003	$1,053	$—	$206	$(377)	$882

2002	$150	$1,085	$61	$(243)	$1,053

2001	$122	$—	$28	$—	$150

Note 14. Related Party Transactions

        B&G's majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastic, Inc., and T-K Specialty Company, Inc. Fees charged to us by our majority stockholder for such expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $0, $43,000, and $49,000, respectively.

        We lease our main 34,000 square foot manufacturing facility located in San Luis, Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana. The current lease is a one-year lease that expires on March 31, 2004, with an option to extend up to 12 months upon the same terms, but at a rental amount proportionate with the space that will be utilized by us, at our discretion. We expect to extend the lease for the same amount after March 31, 2004. We also owned an approximately 30,000 square foot facility, which was previously used for layout, furniture and machine shop production purposes. The facility was vacant and subsequently sold in the first quarter of 2003 for $450,000 to the General Manager and his family of Paul-Son Mexicana.

        Ron-Lynn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders. For the fiscal year ended December 31, 2003 and the 111 days ended December 31, 2002, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro approximately $113,300 and $12,000, respectively.

        Neither Mr. Coiro nor Mr. Moreno is a director or an executive officer. We require that the Audit Committee of our board of directors review the related party transactions involving our directors and executive officers.

Note 15. Business Segments

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game equipment and have determined that it operates in one operating segment-casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

        The following table presents certain data by geographic area as of and for the periods ended December 31 (in thousands):

	2003	2002	2001
Net sales to external customers:
USA	$23,505	$11,082	$4,621
Europe	4,146	7,224	12,043
Asia	6,134	2,210	1,993
Other(1)	2,386	1,345	4,432

Total consolidated net sales to external customers	$36,171	$21,861	$23,089

(1)
Includes Canada, Africa, Russia, South America and other countries.

        On September 12, 2002, our Board of Directors resolved to change our fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Effective December 31, 1999, B&G changed its fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31.

        The increase in the fourth quarter 2002 net revenues is primarily due to the inclusion of net sales of $5.0 million from Paul-Son Gaming Supplies, Inc. and its subsidiaries from September 12, 2002 to December 31, 2002.

        This increase in net revenues for the fourth quarter of 2001 was principally the result of increased sales of approximately $7.0 million in European-and American-style casino chips sold principally in B&G's international markets in 2001 and the early part of 2002, brought on by the introduction of the new European currency.

        In the second and fourth quarters of 2003, the increases in net revenues were primarily due to the new larger casino openings in the United States and in Asia.

	2003	2002
Property and equipment, net:
United States	$5,284	$6,056
Europe	1,991	1,627
Mexico	1,383	1,817

Total	$8,658	$9,500

        Depreciation expense for the years ended December 31, 2003 and 2002 was $1.8 million and $1.2 million, respectively.

Note 16. Pension Plan

        B&G sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for benefits to be paid to eligible employees at retirement based on years of participation and compensation rates in the last years prior to retirement. The following amounts relate to B&G's defined benefit pension plan (in thousands):

	December 31,
	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$90	$81	$75
Service cost	28	7	6
Interest cost	—	—	3
Actuarial gain (loss)	—	—	1
Benefits paid	—	—	—
Effect of foreign exchange rate changes	21	2	(4)

Benefit obligation at end of year	139	90	81

Change in plan assets:
Fair value of plan assets at beginning of year	334	270	274
Actual return on plan assets	13	13	11
Benefits paid	—	—	—
Effect of foreign exchange rate changes	72	51	(15)

Fair value of plan assets at end of year	419	334	270

Funded status	280	244	189
Unrecognized transition asset as of April 1998, being recognized over 15 years	(152)	(140)	(130)

Prepaid benefit cost	$128	$104	$59

Weighted-average assumptions:
Discount rate	4.5%	5.0%	5.0%
Expected return on plan assets	3.5%	4.0%	4.0%
Rate of compensation increase	1.5%	1.5%	1.5%

        Net pension benefit for the years ended December 31 consists of the following (in thousands):

	2003	2002	2001
Service cost-benefits earned during the period	$28	$8	$6
Interest expense on benefit obligation	—	4	3
Expected return on plan assets	(13)	(15)	(14)
Actuarial loss (gain)	—	(5)	8
Amortization of unrecognized transition asset	(15)	(14)	(14)

Total	$—	$(22)	$(11)

        In accordance with Mexican Labor Law, we provide seniority premium benefits to our employees under certain circumstances. These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee's most recent salary, but not to exceed twice the legal minimum wage), payable to all employees with 15 or more years of service, as well as to certain employees terminated involuntarily prior to the vesting of their seniority premium benefit. At December 31, 2003; 2002 and 2001; we had seniority premium benefits accrued of approximately $93,200, $40,800 and $0, respectively.

        We also provide statute mandated severance benefits to our employees in Mexico who are terminated under certain circumstances. Such benefits consist of a one-time payment of three months' wages plus 20 days' wages for each year of service, payable upon involuntary termination without just cause.

        We maintain a 401(k) plan for employees in the USA who work over one year and are 21 years of age or older. During 2003, the Paul-Son Gaming Supplies, Inc. plan and the former Bud Jones Company plan were combined into one plan. Contributions to the plan are based on the amounts contributed by the eligible employees. Eligible employees may elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant's wages. The 401(k) contributions in the USA made during the period ending December 31, 2003 under the Paul-Son Gaming Corporation plan were $19,000. B&G's 401(k) contributions for the years ended December 31, 2003, 2002 and 2001 were $0, $0 and $8,000, respectively.

Note 17. Subsequent Events

        In March 2004, we entered into an agreement with a third party, regarding intellectual property and chip security. We have agreed to pay $300,000 over the next two years in conjunction with this agreement.

        In January 2004, B&G entered into a $442,000 loan transaction, with Banque Nationale de Paris (B.N.P), a French bank for building expansion. The other principal terms of this loan are as follows:

  •
  Interest Rate.    3.6% fixed per annum

  •
  Maturity Date.    The maturity date is January 2010.

  •
  Security.    The loan is secured by a mortgage on the building premises

Selected Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$7,760	$10,371	$7,128	$10,912	$36,171
Gross profit	2,376	4,469	2,179	4,760	13,784
Operating income (loss)	(530)	1,222	(1,126)	2,176	1,742
Net income (loss)	$(601)	$1,197	$(701)	$1,338	$1,233

Basic and diluted net income (loss) per common share	$(0.08)	$0.16	$(0.09)	$0.18	$0.16

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$4,933	$4,106	$4,115	$8,707	$21,861
Gross profit	1,627	1,376	1,328	2,760	7,091
Operating income (loss)	528	(506)	(850)	(310)	(1,138)
Net income (loss)	$106	$(650)	$(564)	$(1,046)	$(2,154)

Basic and diluted net income (loss) per common share	$0.03	$(0.16)	$(0.12)	$(0.14)	$(0.42)

        On September 12, 2002, our Board of Directors resolved to change our fiscal year from a fiscal year ending May 31 to a fiscal year ending December 31. Effective December 31, 1999, B&G changed its fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31.

        The increase in the fourth quarter 2002 net revenues is primarily due to the inclusion of net sales of $5.0 million from Paul-Son Gaming Supplies, Inc. and its subsidiaries from September 12, 2002 to December 31, 2002.

        In the second and fourth quarters of 2003, the increases in net revenues were primarily due to the new larger casino openings in the United States and in Asia.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Deloitte & Touche LLP was retained as our independent auditor subsequent to the Combination. The financial statements of Paul-Son (the acquiree for accounting purposes and the acquiror for legal purposes) and its subsidiaries (other than B&G and Bud Jones) for the fiscal years ended December 31, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of B&G (the acquiror for accounting purposes and the acquiree for legal purposes) for the fiscal year ended December 31, 2001 have been audited by Mazars LLP, independent auditors. The financial statements of Bud Jones, for the fiscal year ended December 31, 2001 have been audited by Bradshaw, Smith & Co., LLP, independent auditors. No disagreements exist with any of these independent auditors.

Item 9a. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls, as of the end of the 2003 fiscal year. This evaluation was done with the participation of our Chief Executive Officer and Chief Financial Officer.

        Disclosure Controls are controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

        Based upon such evaluation, such officers have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)    Changes in Internal Controls.    There were no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers

        The sections labeled "Nominees for Election of Directors," "Board of Directors and Committees of the Board," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Executive Officers" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2003, incorporated herein by reference. We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The form of the Code of Ethics is publicly available on our website at www.paulsongaming.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website.

Item 11. Executive Compensation

        The sections labeled "Compensation of Directors," "Executive Compensation," "Employment Contracts and Change-in-Control Arrangements," "Aggregated Options Exercises in 2003, and Option

Value at December 31, 2003" and "Pension Plan" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2003, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The sections labeled "Equity Security Ownership of Management and Other Beneficial Owners" and "Equity Compensation Plan Information" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2003, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The section labeled "Certain Relationships and Related Transactions" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2003, is incorporated herein by reference.

Item 14. Principal Auditor Fees and Services

        The sub-section labeled "Principal Auditor Fees and Services" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December31, 2003, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) Financial Statements

    Included in Part II of this report:

      Consolidated Balance Sheets at December 31, 2003 and 2002.

      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements

  (a)(2) Financial Statement Schedules

    All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (a)(3) and (c) Exhibits

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
4.01
Specimen Common Stock Certificate for the Common Stock of Paul-Son Gaming Corporation incorporated herein by reference from our registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 4.01.
10.01
Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended September 12, 2002), incorporated herein by reference to: Annex A of our definitive proxy statement dated October 3, 2003 filed with the SEC on October 3, 2003.*
10.02
Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) incorporated herein by reference from our annual report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c), Exhibit 10.04.*
10.03
Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Coprodiedad Arte Y Diseno, as lessor incorporated herein by reference from our registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.
10.04
Promissory Note secured by Deed of Trust dated February 22, 2002, in favor of Jackson Federal Bank; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002, incorporated by reference from our Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01.
10.05
Employment Agreement dated September 12, 2002 between Gerard Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002.*
10.06
Employment Agreement dated September 12, 2002 between Eric Endy and the Company, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and us, incorporated by reference.*
10.07	Lease Agreement dated March 26, 2003, between Copropledad Arte Y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee.
10.08	Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribes, as lender (English summary of French language document).
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
23.02	Consent of Mazars LLP
23.03	Consent of Bradshaw, Smith & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

  (b) Reports on Form 8-K

    We filed a Form 8-K, Item 5. Other Event on September 15, 2003, announcing our 2003 annual meeting of stockholders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION
March 23, 2004	By:	/s/ GÉRARD CHARLIER Gérard Charlier President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2004	By:	/s/ FRANCOIS CARRETTÉ Francois Carretté Chairman of the Board of Directors
March 23, 2004	By:	/s/ GÉRARD CHARLIER Gérard Charlier Director, President and Chief Executive Officer (Principal Executive Officer)
March 23, 2004	By:	/s/ MELODY J. SULLIVAN Melody J. Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)
March 23, 2004	By:	/s/ ERIC P. ENDY Eric P. Endy Director
March 23, 2004	By:	/s/ PAUL S. DENNIC Paul S. Dennis Director
March 23, 2004	By:	/s/ ALAIN THIEFFRY Alain Thieffry Director
March 23, 2004	By:	/s/ BENOIT AUCOUTURIER Benoit Aucouturier Director
March 23, 2004	By:	/s/ JERRY WEST Jerry West Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.07	Lease Agreement dated March 26, 2003, between Copropledad Arte Y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee.
10.08	Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribes, as lender (English summary of French language document).
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
23.02	Consent of Mazars LLP
23.03	Consent of Bradshaw, Smith & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, (dollars in thousands, except share amounts)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, (dollars in thousands, except per share amounts)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) Years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except share amounts)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, (dollars in thousands)
PAUL-SON GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Auditor Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX