Form 10-Q
period 2004-03-31
PAUL SON GAMING CORP
filed 2004-05-17
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,594,900 shares of Common Stock, $0.01 par value, outstanding as of May 10, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,409	$4,186
Marketable securities	3,696	2,580
Accounts receivables, less allowance for doubtful accounts of $319 and $382, respectively	2,285	3,417
Inventories, net	6,589	5,382
Prepaid expenses	456	490
Deferred tax asset	22	24
Other current assets	446	467
Total current assets	17,903	16,546
Property and equipment, net	8,646	8,658
Goodwill, net	1,374	1,374
Other intangibles, net	1,817	1,897
Other assets, net	137	121
Total Assets	$29,877	$28,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,421	$2,609
Accounts payable	2,368	2,135
Accrued expenses	2,260	2,103
Customer deposits	3,700	1,601
Income taxes payable	60	297
Other current liabilities	334	474
Total current liabilities	11,143	9,219
Long term debt, less current maturities	1,443	1,563
Deferred tax liability	48	—
Total liabilities	12,634	10,782
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,594,900 shares issued and outstanding	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	2,141	2,611
Accumulated other comprehensive income	969	1,070
Total stockholders’ equity	17,243	17,814
Total Liabilities and Stockholders’ Equity	$29,877	$28,596

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues	$7,326	$7,760
Cost of revenues	4,648	5,384
Gross profit	2,678	2,376

Product development	41	30
Marketing and sales	865	618
Depreciation and amortization	494	519
General and administrative	1,712	1,739
Total operating expenses	3,112	2,906
Loss from operations	(434)	(530)
Other income (expense)	31	(109)
Interest expense	(68)	(69)
Loss before income taxes	(471)	(708)
Income tax benefit (expense)	1	107
Net loss	$(470)	$(601)
Net loss per share:
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income (Loss)	Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004		7,594,900	$76	$14,253	$(196)	$2,611	$1,070	$17,814
Net loss	$(470)					(470)		(470)
Unrealized gain on securities, net of tax	5						5	5
Foreign currency translation adjustment	(106)						(106)	(106)
Total comprehensive loss	$(571)
Balance at March 31, 2004		7,594,900	$76	$14,253	$(196)	$2,141	$969	$17,243

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Cash Flows from Operating Activities
Net loss	$(470)	$(601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	414	439
Amortization	80	80
Provision for bad debt	(63)	—
Provision for inventory obsolescence	(4)	20
Deferred taxes	2	(107)
Gain on disposal of property and equipment	—	(11)
Gain on sale of marketable securities	(3)	(52)
Change in operating assets and liabilities:
Accounts receivable	1,195	1,164
Income tax refund	—	846
Inventories	(1,203)	(188)
Other current assets, including prepaids	34	(53)
Accounts payable	233	(1,532)
Customer deposits	2,099	107
Accrued expenses	157	90
Income taxes payable and deferred tax liability	(344)	31
Other current liabilities	13	(36)
Net cash provided by operating activities	2,140	197
Cash Flows from Investing Activities
Purchase of marketable securities	(2,872)	—
Proceeds from sale of marketable securities	1,648	1,128
Acquisition of property and equipment	(425)	(517)
Proceeds from sale of building and equipment	—	450
Increase in other assets	6	32
Net cash provided by (used in) investing activities	(1,643)	1,093
Cash Flows from Financing Activities
Repayment of long-term debt	(173)	(149)
Net cash used in financing activities	(173)	(149)
Effect of exchange rate changes on cash	(101)	334
Net increase in cash and cash equivalents	223	1,475
Cash and cash equivalents, beginning of the period	4,186	2,333
Cash and cash equivalents, end of the period	$4,409	$3,808
Supplemental disclosure of cash flow information:
Cash paid for interest	$66	$174
Cash paid for income taxes	$323	$465
Non-cash transactions:
Non-cash currency translation adjustment	$(106)	$407
Acquisition of property and equipment through a capital lease	—	224

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Paul-Son Gaming Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” “Paul-Son,” or “we” or “us.”  On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the “Combination Agreement”), between Paul-Son and Etablissements Bourgogne et Grasset S.A. (“B&G”), a societe anonyme organized under the laws of France.  Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002.  At the closing, the businesses of Paul-Son, B&G and B&G’s wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the “Combination”).  The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son.  On December 31, 2002, Bud Jones merged into Paul-Son Gaming Supplies, Inc. (a wholly-owned subsidiary of Paul-Son) and Paul-Son Gaming Supplies, Inc. was the surviving entity. Formerly, Bud Jones was a wholly-owned subsidiary of B&G. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both operations (Paul-Son Gaming Supplies, Inc. and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including casino chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 include the accounts of Paul-Son and its wholly-owned subsidiaries, including B&G, Paul-Son Gaming Supplies, Inc., Paul-Son Mexicana, S.A. de C.V. (“Mexicana”), and Authentic Products, Inc. (See Note 2).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2003.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable life of assets; the recoverability of deferred tax assets; the allowance for doubtful accounts receivable and for slow-moving, excess and obsolete inventories; estimates for the recoverability of long lived assets; litigations, claims and assessments; and/or the recoverability of goodwill.  Actual results could differ from those estimates and assumptions.

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is currently required to be recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” our net loss and loss per share would have been increased to the following pro forma amounts:

		Three Months Ended March 31,
		2004	2003

Net loss:	As reported	$(470)	$(601)

	Stock based compensation expense under fair value method	(59)	(3)
	Pro forma	$(529)	$(604)
Net loss per share:	As reported
	Basic	$(0.06)	$(0.08)
	Diluted	$(0.06)	$(0.08)
	Pro forma
	Basic	$(0.07)	$(0.08)
	Diluted	$(0.07)	$(0.08)

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2004 presentation.  These reclassifications had no effect on our net loss.

NOTE 2.                         BUSINESS COMBINATION

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

The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles, with B&G considered the acquiring entity, for accounting purposes, even though Paul-Son survives and is the legal parent of B&G.  The condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 include the results of Paul-Son and its post-Combination subsidiaries.

NOTE 3.                         MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, and designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	March 31, 2004			December 31, 2003
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale	$3,687	$9	$3,696	$2,579	$1	$2,580

	Three Months Ended March 31,
	2004	2003
Proceeds from sales	$1,648	$1,128
Gross realized gains	$3	$52

NOTE 4.                         INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$3,335	$3,380
Work in process	2,404	1,124
Finished goods	1,728	1,760
	7,467	6,264
Less inventory reserves	(878)	(882)
Inventories	$6,589	$5,382

NOTE 5.                         PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Land	$834	$839
Buildings and improvements	4,880	4,499
Furniture and equipment	10,530	10,661
Vehicles	317	339
	16,561	16,338
Less accumulated depreciation	(7,915)	(7,680)
Property and equipment, net	$8,646	$8,658

Depreciation expense for the three months ended March 31, 2004 and 2003 was $414,000 and $439,000, respectively.

NOTE 6.                         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(432)	575	1,007	(400)	607	8 to 14
Customer relationships	432	(187)	245	432	(166)	266	7
Non-compete agreements	730	(316)	414	730	(289)	441	5 to 6
Total	$4,224	$(1,033)	$3,191	$4,224	$(953)	$3,271

(1)          The amounts of goodwill related to B&G at March 31, 2004 and December 31, 2003 included above were:  $1,197 for the gross carrying amount; $(23) for accumulated amortization; and $1,174 for the net carrying amount, excluding the effects of foreign currency adjustments.

Amortization expense for the three months ended March 31, 2004 and 2003 was $80,000.

Estimated Amortization Expense for Years Ending December 31,

(dollars in thousands)

2004 (remaining nine months)	$238
2005	288
2006	264
2007	261
2008	45
Thereafter	—
Total	$1,096

NOTE 7.                         COMMITMENTS AND CONTINGENCIES

The Company is engaged in disputes and claims arising in the normal course of business.  Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

LEGAL PROCEEDINGS

Geraldine Brown, Plaintiff, vs. Tropicana Casino and Resort, Defendant; Tropicana Casino and Resort vs. Gasser Chair Co., Inc., Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), and Baumgardner Construction Company, Inc.), Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 005151 for September Term, 2002.  On October 4, 2002, Geraldine Brown filed a Civil Action Complaint in the above-mentioned Court against Tropicana Casino and Resort (“Tropicana”) for negligence and compensatory damages in an amount exceeding $50,000, plus attorney’s fees, costs and expenditures.  Plaintiff Brown alleged having sustained severe personal injury on or about August 25, 2001, when the seat upon which she was gambling at a slot machine tipped back, causing her to fall backwards and onto the casino floor.  On December 9, 2002, Tropicana filed a Joinder Complaint naming Gasser, Paul-Son, and Baumgardner as joined entities in the liability.  Tropicana had ordered casino equipment from Paul-Son Dice & Card, Inc. (a/k/a Paul-Son Gaming Supply, Inc.), Gasser Chair Co., Inc. manufactured the chair and the installer was Baumgardner Construction Company, Inc.  Tropicana alleged that the design of the chair was defective and that they relied on the expertise of Paul-Son and Baumgardner for the kind of chair selected and the proper installation of the chair.  Tropicana further alleged that Paul-Son and Baumgardner should have known that the chair in issue was too easily removed from its slot machine cabinet and that it did not contain an adequate locking mechanism to further safeguard the casino’s patrons from sustaining allegedly foreseeable falls.  As a result of a stipulation of settlement, Paul-Son was dismissed, without prejudice, as a defendant in this action on February 26, 2004 without any payment of damages.

Paul-Son Gaming Corporation, Plaintiff, v. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, we entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which we leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  We believe that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, we filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing.  We seek to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that give rise to this action.  Lyon has asserted claims against us for breach of the lease agreements and unjust enrichment.  The parties are presently engaged in the discovery process.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.  We have agreed in principle to settle the claims involving Lyon, although no formal agreement has been negotiated and no assurance can be given that a final agreement will be reached.  The resolution with

Lyon is to include a restructuring of the lease agreements at reduced rental payments in the aggregate amount of approximately $5,550 per month for 36 months.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout.  This case was brought in the Puerto Rico courts by John Fucile and his company.  Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative.  The complaint is seeking monetary damages totaling $775,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions.  A San Juan law firm has assumed the representation of the defendants and is in the process of evaluating the claims and the relevant documents and information, some of which is still in the process of being gathered.  An answer to the complaint has been filed and the parties have engaged in the discovery process with initial exchanges of interrogatories.  A settlement conference was conducted on February 26, 2004. The Company has issued a pending settlement offer regarding a registered agent agreement and has not received a response. Pending analysis of the responses to the discovery in the case, we cannot make a prediction at this time as to the outcome of the case or the range of loss.

COMMITTMENTS

On March 3, 2004, the Company entered into an agreement with CIAS, Inc. by which the Company may manufacture and distribute gaming chips carrying information, with the exception of binary bar coded chips, and appropriate readers for gaming chip tracking, with the exception of player's tracking, without the potential for any claims by CIAS for infringement of any of its related patents against the Company or third party users of the subject products. The duration of the agreement is for the life of the patents, the last of which expire in 2011.

On October 25, 2001, B&G entered into an exclusive patent license agreement with Enpat, Inc. which grants B&G the exclusive rights to manufacture and distribute a gaming chip tracking system and method which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage). The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

In January 2004, B&G entered into a 350,000 Euro (approximately $442,000US at the March 31, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•                  Interest Rate.  3.6% fixed per annum.

•                  Maturity Date.  The maturity date is January 2010.

•                  Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; No balloon payment.

NOTE 8.                         EARNINGS PER SHARE

Per share data is based on the number of our common shares as if the B&G shares had been converted to Paul-Son shares as of the earliest period presented.

The Company has outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. Antidilutive options of 223,500 and 300,000 shares as of March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted net loss per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended March 31, 2004
Net loss	$(470)		$(470)
Weighted average shares (in thousands)	7,595	—	7,595
Per share amount	$(0.06)		$(0.06)
For the three month period ended March 31, 2003
Net loss	$(601)		$(601)
Weighted average shares (in thousands)	7,595	—	7,595
Per share amount	$(0.08)		$(0.08)

NOTE 9.                         RELATED PARTY TRANSACTIONS

B&G’s majority stockholder provided assistance for the acquisition of Bud Jones, Trend Plastic, Inc., and T-K Specialty Company, Inc.  Fees charged to us by our majority stockholder for such expenses for the three months ended March 31, 2004 and 2003 were approximately $0 and $48,000, respectively.

We lease our main 34,000 square foot manufacturing facility located in San Luis, Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of Paul-Son Mexicana.  The current lease was extended in April 2004 for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000.  If we elect, at our discretion, to use less square footage, our rent will be decreased proportionately.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders.  For the three months ended March 31, 2004 and 2003, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $16,000 and $22,000, respectively.

Neither Mr. Coiro nor Mr. Moreno is a director or an executive officer.  We require that the Audit Committee of our board of directors review the related party transactions involving our directors and executive officers.

NOTE 10.                  BUSINESS SEGMENTS

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in interim and annual financial statements.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment—casino game equipment products. The segment is comprised of the following product lines:  casino chips, table layouts, playing cards, gaming furniture, dice, table accessories and other products.  Although we derive our revenues from a number of different product lines, we do not allocate resources based on the operating results from the individual product lines nor do we manage each individual product line as a separate business unit.

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	Three Months Ended March 31,
	2004		2003
Net sales to external customers:
USA	$5,462	74.6%	$5,382	69.4%
Europe	1,042	14.2%	1,387	17.9%
Asia	442	6.0%	503	6.5%
Other(1)	380	5.2%	488	6.2%
Total consolidated net sales to external customers	$7,326	100.0%	$7,760	100.0%

(1)          Includes Canada, Africa, Russia, South America and other countries.

	March 31, 2004		December 31, 2003
Property and equipment, net:
United States	$5,082	58.8%	$5,284	61.0%
Europe	2,191	25.3%	1,991	23.0%
Mexico	1,373	15.9%	1,383	16.0%
Total	$8,646	100.0%	$8,658	100.0%

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On March 3, 2004, the Company entered into an agreement with CIAS, Inc. by which the Company may manufacture and distribute gaming chips carrying information, with the exception of binary bar coded chips, and appropriate readers for gaming chip tracking, with the exception of player's tracking, without the potential for any claims by CIAS for infringement of any of its related patents against the Company or third party users of the subject products. The duration of the agreement is for the life of the patents, the last of which expire in 2011.

In January 2004, B&G entered into a 350,000 Euro (approximately $442,000US at the March 31, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•                  Interest Rate.  3.6% fixed per annum.

•                  Maturity Date.  The maturity date is January 2010.

•                  Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; No balloon payment.

OVERVIEW

Paul-Son Gaming Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” “Paul-Son,” or “we” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed.  See “Statement on Forward-Looking Information.”

On September 12, 2002, the stockholders of Paul-Son approved the Agreement and Plan of Exchange dated as of April 11, 2002 and amended as of May 13, 2002 (the “Combination Agreement”), between Paul-Son and Etablissements Bourgogne et Grasset S.A. (“B&G”), a societe anonyme organized under the laws of France.  Paul-Son and B&G completed the transactions contemplated under the Combination Agreement on September 12, 2002.  At the closing, the businesses of Paul-Son, B&G and B&G’s wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son (the “Combination”).  The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former B&G stockholders own a majority of the outstanding Paul-Son common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which B&G is the purchaser of Paul-Son and Paul-Son is the legal parent of B&G.  (See Notes to Condensed Consolidated Financial Statements-Notes 1 and 2).

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as casino chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis, Mexico; Atlantic City, New Jersey and other locations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on their historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2003 for more detail regarding our specific accounting policies.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues.  For the three months ended March 31, 2004, revenues were approximately $7.3 million; a decrease of approximately $434,000, compared to revenues of approximately $7.8 million for the three months ended March 31, 2003.  The decrease in revenues for the three months ended March 31, 2004 was principally the result of timing of sales and production, due to variables in timing of the demand for casino products and the timing of new casino openings.  B&G recorded revenue of $1.8 million, primarily as a result of sales to Europe, Africa, and Asia and in 2004, compared to $2.0 million in the three months ended March 31, 2003.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 63.4% for the three months ended March 31, 2004, compared to 69.4% during the same period in 2003.  This decrease in cost of revenues percentage occurred principally due to the product mix at B&G, with a higher percentage of the European Chip production in the three months ended March 31, 2004 compared to 2003, and a decrease in the estimated inventory obsolescence provision from $60,000 in the first quarter of 2003 to $0 in the first quarter of 2004, due primarily to a decline in our estimated obsolescent inventory.

Gross Profit.  Gross profit for the three months ended March 31, 2004 increased in absolute dollars by approximately $302,000 from the prior year three-month period.  This occurred as a result of the aforementioned decreased cost of revenues of approximately $736,000, partially offset by a decrease in revenue of $434,000.

Operating Expenses.  Operating expenses, which include product development, marketing and sales and general and administrative costs (including depreciation and amortization), increased approximately $206,000 from approximately $2.9 million during the three-months ended March 31, 2003 to approximately $3.1 million during the three months ended March 31, 2004.  The increase in marketing and sales expenses of approximately $247,000 related primarily to approximately $103,000 for the London Gaming Show, approximately $30,000 for the Enpat royalties, and increased sales salaries and commissions. As a percentage of revenues, operating expenses for the three-month period in 2004 was 42.5% compared to 37.4% for the first quarter of 2003, as a result of increased marketing and sales expenses and the CIAS fees for approximately $126,000 related to the agreement signed in March 2004, partially offset by a decrease of expenses due to a decline in professional fees of approximately $209,000 in 2004.

Other Income Expense (excluding Interest Expense).  During the three months ended March 31, 2004, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expenses) increased to approximately $31,000 in income from approximately $109,000 in expenses during the three months ended March 31, 2003.  This increase of approximately $140,000 was principally the result of a decrease in the loss from foreign currency exchange of approximately $211,000; partially offset by decreased interest and other income of approximately $71,000.  This variation in foreign currency exchange occurred as a result of the increase in the Euro compared to the US Dollar. The variance in interest and other income is primarily due to a decrease in income from the sale of marketable securities from a $52,000 gain for the three months ended March 31, 2003 compared to a gain of $3,000 in March 31, 2004.

Interest Expense.  For the three months ended March 31, 2004, interest expense decreased to approximately $68,000 from approximately $69,000 for the three months ended March 31, 2003.  The average level of the outstanding debt amounts in the 2004 three-month period as compared to the 2003 three-month period, were relatively constant.

Income Taxes.  During the three months ended March 31, 2004, the Company recorded a tax benefit of approximately $1,000 as compared to a tax benefit of approximately $107,000 for the three months ended March 31, 2003.  The tax benefit for the 2003 three-month period is primarily a result of the after tax loss recorded by B&G of $140,000 for the first quarter of 2003.  Except for the B&G net loss, we maintain a valuation allowance on our deferred tax assets, because under the analysis required by SFAS 109, we have concluded upon all available evidence that our deferred tax assets will not be realized.  The 2004 tax benefit of $1,000 decreased due to the translation adjustment, which increased the French taxable income and reduced the amount by which the French loss could be benefited.

Net Loss.  For the three months ended March 31, 2004, the Company recorded a net loss of approximately $470,000.  This occurred because of the aforementioned factors.  During the three months ended March 31, 2003, the Company recorded a net loss of approximately $601,000 due to the aforementioned factors including B&G’s decline in sales revenue and the inclusion of fixed costs that were not fully absorbed into sales.  The decrease in net loss of approximately $131,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 occurred principally as a result of the aforementioned factors many of which were caused by the timing of sales and production of our casino products.

Liquidity and Capital Resources

Overview.  We believe that our cash flow and cash on hand from the Company should be sufficient to fund expenses, on a short-term basis.  As of March 31, 2004, we had approximately $4.4 million in cash and cash equivalents and $3.7 million in marketable equity securities.  For the longer term, in addition to these cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Working Capital.  Working capital totaled approximately $6.8 million and $7.3 million at March 31, 2004 and December 31, 2003, respectively.  The decrease in total working capital is primarily due to an increase in accounts payable and accrued expenses of approximately $390,000 and an increase in customer deposits of approximately $2.1 million during the three months ended March 31, 2004 being held for orders that we expect to be invoiced principally in the second quarter of 2004, offset by an increase in marketable securities and net inventories of approximately $2.3 million.

Net Cash Flow.  Net cash flow provided by operating activities was approximately $2.1 million during the three months ended March 31, 2004, as compared to operating cash provided of approximately $197,000 during the same period in 2003. In the 2004 period, the primary operational sources of cash were related to the increase in customer deposits of approximately $2.1 million due to the US operations implementation of a policy to obtain an approximate 50% deposit on orders and reduction of accounts receivable balances of $1.2 million. In the 2003 period, the primary operational sources of cash were related to reductions of accounts receivable balances of approximately $1.2 million and the primary operational use of cash was the increase of inventories of approximately $1.2 million.

The Company’s investing activities resulted in a net use of cash of approximately $1.7 million for the first three months of 2004 compared to approximately $1.1 million net cash provided by investing activities for the same period in 2003.  During the three months in 2004, the Company used a net of $1.2 million in the sale and purchase of marketable securities.

The cash flow used in financing activities for the three months ended March 31, 2004 related to the repayment of long-term debt of $173,000 compared to the repayment of long-term debt of $149,000 in 2003. Overall, our cash balance increased from December 31, 2003 to March 31, 2004 by approximately $223,000.

Secured Debt.  In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G.  Specifically, B&G’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  B&G did not meet the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio for 2003.  B&G’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 1.85 and 0.18, respectively, as of December 31, 2003.

Although management does not believe that the lender intends to accelerate the B&G loan as a result of this financial covenant violation, no assurance can be given that such event will not occur. Therefore, we reclassified the debt from long-term debt to current maturities of long-term debt as of December 31, 2003 and March 31, 2004.

In the event that the lender accelerates the B&G loan, we believe that we would have sufficient cash and cash equivalents to repay the outstanding loan balance, or that we could refinance the B&G loan through another lender, or perform some combination of the foregoing.

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

In January 2004, B&G entered into a 350,000 Euro (approximately $442,000US at the March 31, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•                  Interest Rate. 3.6% fixed per annum.

•                  Maturity Date.  The maturity date is January 2010.

•                  Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; No balloon payment.

Seasonality.  We do not typically experience seasonality relative to our revenues, except potentially for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August.

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

San Luis, Rio Colorado, Mexico Facilities.  We lease a 34,000 square foot facility pursuant to a one-year lease, which expired in March 2004.  In April, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the rent amount will be, prorated commensurate with the space that we elect to use.

Beaune, France Facilities.  We own an approximately 8,000 square foot manufacturing and administrative facility in Beaune, France. In January 2004, B&G entered into a 350,000 Euro (or approximately $442,000US as of that date) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.

Capital Expenditures.  The Company currently plans to purchase approximately $800,000 to $1.0 million in capital equipment and improvements during the remainder of 2004.

Inventory.  During the last several years, we have experienced inventory obsolescence provisions, which contributed to the cost of revenues as a percentage of revenues.  Several factors contributed to these provisions, including changes in materials used to make casino table layouts from a more traditional woolen cloth to a longer lasting synthetic cloth, thereby causing certain obsolescence and slow movement of certain colors and quantities of woolen cloth held by us.  Additionally, a general decline in sales brought on by a trend in the casino industry to decrease the number of table games on a casino floor in favor of slot machines, and increased security features added to casino playing cards and casino chips which made certain materials or finished goods on hand at the time obsolete contribute to the provisions recorded.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the quarter ended March 31, 2004, except for the execution of the Mexico operating lease as described in the San Luis, Rio Colorado, Mexico facility paragraph above.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development and business strategies.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include, but are not limited to expectations about our ability to obtain financing, expectations about our lenders intention not to accelerate our B&G loan, and expectations and assumptions that the replacement market will continue at certain paces.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business.  These include, but are not limited to, the following:

•                  Uncertainties related to our combination with B&G.

•                  Risks related to our ability to develop innovative products.

•                  Risks related to the demand for our products.

•                  Risks related to our ability to sell products in a highly regulated industry.

•                  Risks related to our intellectual property rights.

•                  Uncertainties related to changing economic conditions.

•                  Other risks and uncertainties specified in our Form 10-K for the year ended December 31, 2003 under the heading “Forward Looking Information and Risk Factors.”

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

We are subject to foreign currency exchange risk relating to the translation of B&G’s assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on our condensed consolidated balance sheet.  B&G uses the local currency as its functional currency.

The assets and liabilities of B&G are translated into United States of America dollars (“U.S. dollars”) at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  B&G typically incurs gains or losses of specified foreign currency translations and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar strengthened slightly against the Euro from $0.79670 at December 31, 2003 to $0.82150 at March 31, 2004. For the three months ended March 31, 2004, we did not have any forwards, options or other derivative contracts in force.

Although our manufacturing is partially performed in Mexico, the functional currency of our Mexican subsidiary is considered to be the U.S. dollar. The Mexican operation is funded by our U.S. subsidiary in U.S. dollars and the Mexican subsidiary does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of the Mexican subsidiary are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of the Mexican subsidiary is not subject to translation adjustment risk.

Because of the significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between B&G and other foreign countries, which have currencies that are different than the Euro.  Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations.   To minimize the financial impact of these items, we attempt to contract a majority of our services in U. S. dollars.  We continually monitor the currency exchange risk associated with all our transactions not denominated in the U.S. dollar.

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of March 31, 2004, we had total interest bearing debt and capital lease obligations of approximately $3.9 million.  Of this amount, approximately $3.0 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $976,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 4.0% as of March 31, 2004, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%; we would have increased interest expense on approximately $976,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,800 over the next twelve-month period.

ITEM 4.                             EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls, (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the first quarter of 2004, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G.  Specifically, B&G’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  B&G did not meet the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio for 2003.  B&G’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 1.85 and 0.18, respectively, as of December 31, 2003.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 14, 2004 reporting the Company’s financial results for the three months ended March 31, 2004.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also "Item 9; Regulation FD disclosure" and "Item 12, Results of Operations and Financial Conditions" of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing..

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

31.1                           Certifications of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Press release dated May 14, 2004 reporting financial results for the three months ended March 31, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: May 13, 2004	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: May 13, 2004	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer