Form 10-Q
period 2004-06-30
PAUL SON GAMING CORP
filed 2004-08-13
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,594,900 shares of Common Stock, $0.01 par value, outstanding as of August 10, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,298	$4,186
Marketable securities	3,955	2,580
Accounts receivables, less allowance for doubtful accounts of $245 and $382, respectively	4,218	3,417
Inventories	5,500	5,382
Prepaid expenses	372	490
Deferred tax asset	160	24
Other current assets	519	467
Total current assets	20,022	16,546
Property and equipment, net	8,978	8,658
Goodwill, net	1,374	1,374
Other intangibles, net	1,738	1,897
Other assets, net	494	121
Total Assets	$32,606	$28,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$1,002	$2,609
Accounts payable	2,642	2,135
Accrued expenses	2,696	2,103
Customer deposits	2,354	1,601
Income taxes payable	1,293	297
Other current liabilities	194	474
Total current liabilities	10,181	9,219
Long term debt, less current maturities	3,164	1,563
Deferred tax liability	69	—
Total liabilities	13,414	10,782
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,594,900 shares issued and outstanding	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	4,081	2,611
Accumulated other comprehensive income	978	1,070
Total stockholders’ equity	19,192	17,814
Total Liabilities and Stockholders’ Equity	$32,606	$28,596

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenues	$14,843	$10,371	$22,170	$18,131
Cost of revenues	8,195	5,902	12,844	11,286
Gross profit	6,648	4,469	9,326	6,845

Product development	32	39	72	69
Marketing and sales	1,050	784	1,915	1,402
Depreciation and amortization	486	511	980	1,030
General and administrative	2,025	1,913	3,738	3,652
Total operating expenses	3,593	3,247	6,705	6,153
Income from operations	3,055	1,222	2,621	692
Other income (expense)	(4)	111	27	2
Interest expense	(64)	(68)	(132)	(137)
Income before income taxes	2,987	1,265	2,516	557
Income tax benefit (expense)	(1,047)	(68)	(1,046)	39
Net income	$1,940	$1,197	$1,470	$596
Net income per share:
Basic	$0.26	$0.16	$0.19	$0.08
Diluted	$0.25	$0.16	$0.19	$0.08

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income (Loss)	Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004		7,594,900	$76	$14,253	$(196)	$2,611	$1,070	$17,814
Net income	$1,470					1,470		1,470
Unrealized gain on securities, net of tax	9						9	9
Foreign currency translation adjustment	(101)						(101)	(101)
Total comprehensive income	$1,378
Balance at June 30, 2004		7,594,900	$76	$14,253	$(196)	$4,081	$978	$19,192

See notes to unaudited condensed consolidated financial statements.

PAUL-SON GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$1,470	$596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	822	842
Amortization	158	188
Provision for bad debt	(137)	21
Provision for inventory obsolescence	(5)	(135)
Deferred taxes	(136)	—
Gain on sale of property and equipment and marketable securities	(15)	(63)
Change in operating assets and liabilities:
Accounts receivable	(664)	461
Income tax refund	—	846
Inventories	(113)	209
Other current assets, including prepaids	66	(1,033)
Accounts payable	507	(2,025)
Customer deposits	753	(1,348)
Accrued expenses	593	205
Income taxes payable and deferred tax liability	689	98
Other current liabilities	94	(19)
Net cash provided by (used in) operating activities	4,082	(1,157)
Cash Flows from Investing Activities
Purchase of marketable securities	(6,112)	(4,861)
Proceeds from sale of marketable securities	4,639	5,447
Acquisition of property and equipment	(1,022)	(635)
Proceeds from sale of building and equipment	—	450
Decrease (increase) in other assets	(373)	19
Net cash provided by (used in) investing activities	(2,868)	420
Cash Flows from Financing Activities
Repayment of long term debt	(6)	(235)
Net cash used in financing activities	(6)	(235)
Effect of exchange rate changes on cash	(96)	755
Net increase (decrease) in cash and cash equivalents	1,112	(217)
Cash and cash equivalents, beginning of the period	4,186	2,333
Cash and cash equivalents, end of the period	$5,298	$2,116
Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$135
Cash paid for income taxes	$396	$258
Non-cash transactions:
Non-cash currency translation adjustment	$(101)	$746
Acquisition of property and equipment through a capital lease	—	224

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

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 include the accounts of Paul-Son and its wholly-owned subsidiaries, including B&G, Paul-Son Gaming Supplies, Inc., and Paul-Son Mexicana, S.A. de C.V. (“Mexicana”). (See Note 2 “Business Combination”.) The assets and liabilities of our inactive former wholly owned subsidiary, Authentic Products, Inc., were transferred into Paul-Son in the second quarter of 2004.  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2003 and the Form 10-Q for the first quarter of 2004.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable life of assets; the recoverability of deferred tax assets; the allowance for doubtful accounts receivable and for slow-moving, excess and obsolete inventories; estimates for the recoverability of long-lived assets; litigations, claims and assessments; and/or the recoverability of goodwill.  Actual results could differ from those estimates and assumptions.

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is currently required to be recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” our net income and income per share would have been decreased to the following pro forma amounts:

		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2004	2003	2004	2003
		(in thousands, except per share amounts)

Net income:	As reported	$1,940	$1,197	$1,470	$596

	Stock based compensation expense under fair value method	(15)	(29)	(30)	(58)
	Pro forma	$1,925	$1,168	$1,440	$538
Net income per share:	As reported
	Basic	$0.26	$0.16	$0.19	$0.08
	Diluted	$0.25	$0.16	$0.19	$0.08
	Pro forma
	Basic	$0.25	$0.15	$0.19	$0.07
	Diluted	$0.25	$0.15	$0.19	$0.07

                The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the period from September 11, 2002 (date of the Combination) for grants; risk-free interest rate at the date of grant which ranged from 3.3% to 6.7%; expected dividend yield of 0.0%; expected lives of 5 to 6 years; and expected volatility which ranged from 39.75% to 69.83%.

Comprehensive Income Information

Comprehensive income consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income	1,940	1,197	1,470	596
Unrealized gain on securities, net of tax	4	—	9	9
Foreign currency transaction adjustment	5	319	(101)	746
Total Comprehensive income	$1,949	$1,516	$1,378	$1,351

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2004 presentation.  These reclassifications had no effect on our net income.

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

The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles, with B&G considered the acquiring entity, for accounting purposes, even though Paul-Son survives and is the legal parent of B&G.  The condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 include the results of Paul-Son and its post-Combination subsidiaries.

NOTE  3.                                              MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, and designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	June 30, 2004			December 31, 2003
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale	$3,946	$9	$3,955	$2,579	$1	$2,580

	Six Months Ended June 30,
	2004	2003
Proceeds from sales	$4,639	$5,447
Gross realized gains	$15	$63

NOTE 4.                                                 INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$2,989	$3,025
Work in process	1,528	1,144
Finished goods	983	1,213
Total	$5,500	$5,382

NOTE  5.                                              PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Land	$834	$839
Buildings and improvements	5,105	4,499
Furniture and equipment	10,997	10,661
Vehicles	331	339
	17,267	16,338
Less accumulated depreciation	(8,289)	(7,680)
Property and equipment, net	$8,978	$8,658

Depreciation expense for the three months ended June 30, 2004 and 2003 was $408,000 and $419,000, respectively.  Depreciation expense for the six months ended June 30, 2004 and 2003 was $822,000 and $842,000, respectively.

NOTE  6.                                              GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(465)	542	1,007	(400)	607	8 to 14
Customer relationships	432	(202)	230	432	(166)	266	7
Non-compete agreements	730	(347)	383	730	(289)	441	5 to 6
Total	$4,224	$(1,112)	$3,112	$4,224	$(953)	$3,271

(1)          The amounts of goodwill related to B&G at June 30, 2004 and December 31, 2003 included above were:  $1,197 for the gross carrying amount; $(23) for accumulated amortization; and $1,174 for the net carrying amount, excluding the effects of foreign currency adjustments.

Amortization expense for the three months ended June 30, 2004 and 2003 was $78,000 and $92,000, respectively.  Amortization expense for the six months ended June 30, 2004 and 2003 was $158,000, and $188,000, respectively.

Estimated Amortization Expense for Years Ending December 31,

(dollars in thousands)

2004 (remaining six months)	$158
2005	288
2006	264
2007	261
2008	45
Thereafter	—
Total	$1,016

NOTE 7.                                                 COMMITMENTS AND CONTINGENCIES

We are engaged in disputes and claims arising in the normal course of business.  Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the condensed consolidated financial position, results of operations or cash flows.

Legal Proceedings

Paul-Son Gaming Corporation, Plaintiff, vs. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, we entered into a series of lease agreements with Skipco, Inc. (“Skipco”) pursuant to which we leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  We believe that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, we filed a Complaint against Skipco, Toshiba Business Solutions (“Toshiba”), the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing.  We seek to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc. (“Lyon”) has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that gave rise to this action.  Lyon has asserted claims against us for breach of the lease agreements and unjust enrichment.  The parties are presently engaged in the discovery process.  The District Court has scheduled this action for a civil jury trial commencing on November 16, 2004.  We have agreed in principle to settle the claims involving Lyon, although no formal agreement has been negotiated, and no assurance can be given that a final agreement will be reached.  The resolution with Lyon is to include a restructuring of the lease agreements at reduced rental payments in the aggregate amount of approximately $5,550 per month for 36 months.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout.  This case was brought in the Puerto Rico courts by John Fucile and his company.  Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative.  The complaint is seeking monetary damages totaling $775,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions.  An answer to the complaint has been filed and the parties have engaged in the discovery process with initial exchanges of interrogatories.  A settlement conference was conducted on February 26, 2004.  We have issued a pending settlement offer regarding a registered agent agreement and have not received a response.  Pending analysis of the responses to the discovery in the case, we cannot make a prediction at this time as to the outcome of the case or the range of loss, if any.

Valora Smith, Plaintiff vs. Park Place Entertainment Corp, ABC Corporation, (1-100); Bally’s Park Place, Inc. Def Corporation, Bally’s Skyscraper Inc. d/b/a Claridge Casino Hotel, et al, j/s/a, Defendants AND Bally’s Skyscraper, Inc. d/b/a Claridge Casino Hotel, Defendant/Third Party Plaintiff vs. Paul-Son Casino Supplies (incorrectly named entity) and Gasser Chair Company, and John Does 1-10 (fictitious names of chair designers, installers, inspectors, manufacturers), Third Party Defendants, Superior Court of New Jersey, Law Division, Camden County, Docket No. CAM-L-173-04. On January 8, 2004, Valora Smith filed a Civil Action Complaint in the above-mentioned Court against Claridge Casino Hotel (“Claridge”) and its parent company for negligence seeking damages, interest, costs of suit and such other relief as is just and equitable.  Plaintiff Smith alleges having sustained personal injury on or about January 9, 2002, in the Claridge Casino Hotel, when she fell from a chair at a slot machine, which did not have a back. As a result, Plaintiff Smith claims that she is incurring and shall incur severe consequential and significant and/or permanent personal injuries, medical bills, various costs and expenses, emotional distress, other damages and/or pain and suffering.  On June 14, 2004, Claridge filed its Answer, Crossclaims, Jury Demand and Third-Party Complaint against Paul-Son Casino Supplies, Gasser Chair Company, and fictitious named defendant chair designers, installers, inspectors and manufacturers seeking contribution and indemnification.  The summons and Third-Party Complaint were served upon Paul-Son on July 20, 2004.  The matter is being submitted to Paul-Son’s insurance carrier for defense.

Commitments

On March 3, 2004, we entered into an agreement with CIAS, Inc. by which we may manufacture and distribute gaming chips carrying information, with the exception of binary bar coded chips, and appropriate readers for gaming chip tracking, and with the exception of player’s tracking, without the potential for any claims by CIAS for infringement of any of its related patents against us or third party users of the subject products.  The duration of the agreement is for the life of the patents, the last of which expire in 2011.

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

In January 2004, B&G entered into a 350,000 Euro (approximately $423,000US at the June 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

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

We have outstanding certain stock options to purchase shares of our common stock, which have an exercise price greater than the average market price. Antidilutive options of 229,500 and 228,210 shares as of June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted net loss per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted loss per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended June 30, 2004
Net income	$1,940		$1,940
Weighted average shares (in thousands)	7,595	46	7,641
Per share amount	$0.26		$0.25

For the three month period ended June 30, 2003
Net income	$1,197		$1,197
Weighted average shares (in thousands)	7,595	28	7,623
Per share amount	$0.16		$0.16

For the six month period ended June 30, 2004
Net income	$1,470		$1,470
Weighted average shares (in thousands)	7,595	46	7,641
Per share amount	$0.19		$0.19

For the six month period ended June 30, 2003
Net income	$596		$596
Weighted average shares (in thousands)	7,595	28	7,623
Per share amount	$0.08		$0.08

NOTE 9.                                                 RELATED PARTY TRANSACTIONS

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

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of Paul-Son Gaming Supplies, Inc., provides miscellaneous table game plastic accessories to Paul-Son Gaming Supplies, Inc., including dealing shoes, money paddles and discard holders.  For the three months ended June 30, 2004 and 2003, Paul-Son Gaming Supplies, Inc. paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $14,000 and $45,000, respectively.  For the six months ended June 30, 2004 and 2003, the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $30,000 and $67,000, respectively.

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

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	Three Months Ended June 30,
	2004		2003
Net sales to external customers:
USA	$6,666	44.9%	$7,014	67.6%
Europe and Russia	998	6.7%	1,029	9.9%
Asia	5,869	39.6%	2,246	21.7%
Other(1)	1,310	8.8%	82	0.8%
Total consolidated net sales to external customers	$14,843	100.0%	$10,371	100.0%

	Six Months Ended June 30,
	2004		2003
Net sales to external customers:

USA	$12,128	54.7%	$12,396	68.4%
Europe and Russia	2,040	9.2%	2,416	13.3%
Asia	6,311	28.5%	2,749	15.2%
Other(1)	1,691	7.6%	570	3.1%
Total consolidated net sales to external customers	$22,170	100.0%	$18,131	100.0%

(1)          Includes Canada, Africa, Australia, South America and other countries.

	June 30, 2004		December 31, 2003
Property and equipment, net:
United States	$5,121	57.0%	$5,284	61.0%
Europe	2,473	27.6%	1,991	23.0%
Mexico	1,384	15.4%	1,383	16.0%
Total	$8,978	100.0%	$8,658	100.0%

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

At our annual stockholders’ meeting on May 26, 2004, the stockholders voted to change our company name.  As a consequence, Paul-Son Gaming Corporation will become Gaming Partners International Corporation as of September 1, 2004. The NASDAQ stock ticker symbol will become GPIC. This change will reflect the fundamental positioning of the Company within the industry, partnering with legal casinos worldwide, and continuing to provide gaming supplies for gaming table operations.  Paul-Son Gaming Supplies, Inc. will become Gaming Partners International USA, Inc. and Establissements Bourgogne et Grasset SAS will become Gaming Partners International SAS.  Our current product brand names will remain the same. (See also Part II, Item 4. “Submission of Matters to a Vote of Security Holders”).

Management determined that it would be more efficient to combine our Kansas City, Kansas chip manufacturing operations with our Las Vegas, Nevada chip manufacturing operations. During the second quarter of 2004, we successfully relocated substantially all of our Kansas manufacturing equipment and a few employees to Las Vegas, Nevada. The Kansas operation formerly consisted of approximately seven employees with equipment used in the manufacturing process of certain gaming chips.

On March 3, 2004, we entered into an agreement with CIAS, Inc. by which we may manufacture and distribute gaming chips carrying information, with the exception of binary bar coded chips, and with the exception of player’s tracking, and appropriate readers for gaming chip tracking without the potential for any claims by CIAS for infringement of any of its related patents against us or third party users of the subject products. The duration of the agreement is for the life of the patents, the last of which expire in 2011.

In January 2004, B&G entered into a 350,000 Euro (approximately $423,000US at the June 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

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

The following are the most important factors and trends that contribute to our operating performance:

•                  The receipt of higher volume orders enhances our profit margins through production efficiencies. The timing and occurrence of these orders remain uncertain. Therefore, we may experience quarters that are more profitable than others due to the timing and volume of product demand.

•                  A number of states in the United States and foreign countries are currently considering legislation to legalize or expand gaming. Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue. The timing and occurrence of these events remain uncertain. Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world.

•                  The acceptance or lack of acceptance of our product innovations regarding security features and the efficiency of table management information systems by the casino industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on their historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2003 for more detail regarding our specific accounting policies.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues.  For the three months ended June 30, 2004, revenues were approximately $14.8 million; an increase of approximately $4.4 million, compared to revenues of approximately $10.4 million for the three months ended June 30, 2003.  The increase in revenues for the three months ended June 30, 2004 was principally due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions.  B&G recorded revenue of $8.1 million for the second quarter of 2004, primarily as a result of sales to casinos in Asia and Canada, for $5.3 million and $700,000 respectively, compared to $2.2 million for the three months ended June 30, 2003, primarily as a result of a sale to two Asian casinos for $3.0 million.  Sales from Paul-Son’s U.S. operation included one large sale to a casino in Canada, generating $1.0 million in revenue for the second quarter of 2004, compared to sales for one major U.S. casino opening of approximately $1.2 million during the second quarter or 2003.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 55.2% for the three months ended June 30, 2004, compared to 56.9% during the same period in 2003.  This decrease in the cost of revenues percentage occurred principally due to the better absorption of fixed costs due to higher volume of sales and the product mix at B&G, with a higher percentage of the European Chip production in the three months ended June 30, 2004 compared to 2003. A decrease in the estimated inventory obsolescence provision from $135,000 in the second quarter of 2003 to $5,000 in the second quarter of 2004, due primarily to a decline in our estimated obsolete inventory, also contributed to the improvements.

Gross Profit.  Gross profit for the three months ended June 30, 2004 increased in absolute dollars by approximately $2.2 million from the prior year three-month period.  This occurred as a result of the aforementioned decreased cost of revenues and the increase in revenues of $4.4 million.

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $346,000 from approximately $3.2 million during the three-months ended June 30, 2003 to approximately $3.6 million during the three months ended June 30, 2004.  The increase in marketing and sales expenses of approximately $266,000 related primarily to approximately $100,000 for costs associated with a major U.S. trade show, approximately $30,000 for the Enpat royalties, CIAS fees, and increased sales salaries, commissions and bonuses. As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $131,000 of expenses were incurred for the three-month period of 2004. As a percentage of revenues, operating expenses for the three-month period in 2004 was 24.2% compared to 31.3% for the first quarter of 2003, as a result of increased marketing and sales expenses and CIAS fees for approximately $126,000 related to the agreement signed in March 2004.

Other Income (Expense), (excluding Interest Expense).  During the three months ended June 30, 2004, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) decreased to approximately $4,000 in expense from approximately $111,000 in income during the three months ended June 30, 2003.  This decrease of approximately $115,000 in income was principally the result of decreased interest and other income of approximately $132,000, partially offset by a decrease in expense related to the loss from foreign currency exchange of approximately $17,000. This variation in foreign currency exchange occurred as a result of the valuation of the Euro compared to the US Dollar.

Interest Expense.  For the three months ended June 30, 2004, interest expense decreased to approximately $64,000 from approximately $68,000 for the three months ended June 30, 2003.  The average level of the outstanding debt amounts in the 2004 three-month period as compared to the 2003 three-month period remained relatively constant.

Income Taxes.  During the three months ended June 30, 2004, we recorded a tax expense of approximately $1.0 million as compared to a tax expense of approximately $68,000 for the three months ended June 30, 2003.  The tax expense for the 2004 three-month period is primarily a result of the net income before taxes recorded by B&G of $2.6 million for the second quarter of 2004.

Net Income.  For the three months ended June 30, 2004, we recorded a net income of approximately $1.9 million compared to $1.2 million for the same period in 2003. The increase in net income of approximately $743,000 occurred principally as a result of the aforementioned factors, many of which were caused by the timing of sales and production of our casino products.

Comparison of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues.  For the six months ended June 30, 2004, revenues were approximately $22.2 million, an increase of approximately $4.1 million, versus revenues of approximately $18.1 million for the six months ended June 30, 2003.  The increase in revenues for the six months ended June 30, 2004 was principally the result of B&G’s sales to three casinos in Asia and one in Canada of approximately $5.3 million and $700,000, respectively in the second quarter of 2004 and the US operations’ sale to a casino in Canada for approximately $1.0 million, also in the second quarter of 2004. These second quarter increases in revenue, were partially offset by decreased revenues in the first quarter of 2004 due to the timing and demand variability for casino openings and expansion. For the six months ended June 30, 2003, revenues included approximately $1.2 million in sales for a large U.S. casino opening in the second quarter of 2003, and a sale to an Asian casino for approximately $1.9 million during the second quarter of 2003.

Cost of Revenues.  Cost of revenues, as a percentage of sales, decreased to 57.9% for the six months ended June 30, 2004, compared to 62.2% during the same period in 2003.  This decrease in cost of revenues occurred principally due to the better absorption of fixed costs due to the higher volume in sales, and the product mix at B&G, with a higher percentage of the European Chip production.

Gross Profit.  Gross profit for the six months ended June 30, 2004 increased in absolute dollars by approximately $2.5 million from the comparable prior year six-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $4.1 million and the decrease in cost of revenues as a percentage of sales.

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $552,000 to approximately $6.7 million during the six months ended June 30, 2004 from approximately $6.2 million during the six months ended June 30, 2003.  This increase was primarily attributable to an increase in marketing and sales expense of approximately $513,000 due to costs associated with two major trade shows, Enpat royalties, CIAS fees, commissions and bonuses. As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $131,000 of expenses were incurred in the second quarter of 2004. Our general and administrative expenses include professional fees of approximately $100,000 associated with public reporting for the six months ended June 30, 2004.

Other Income (Expense), (excluding Interest Expense).  During the six months ended June 30, 2004, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) increased to approximately $27,000 in income from approximately $2,000 in income during the six months ended June 30, 2003.  This increase of approximately $25,000 was principally the result of a decrease in other income from $167,000 in income in the 2003 period compared to $12,000 in income for the period ended June 30, 2004, partially offset by currency exchange losses of $228,000 in the 2003 period as compared to currency exchange net losses of approximately $0 in the 2004 period.  Gain on sale of marketable securities were $15,000 in the first and second quarters of 2004, compared to $63,000 in the first and second quarters of 2003, primarily as a result of the sale of $1.0 million of marketable equity securities held by B&G in the first quarter of 2003.  The variation in foreign currency transactions occurred as a result of an increase in the Euro and the sales activity in foreign currencies between the quarterly periods.  Additionally, management changed its intent for the intercompany loans, which loans now are not expected to be repaid in the foreseeable future.  Therefore, beginning with the second quarter of 2003, the foreign currency exchange loss related to such loans does not impact the statement of operations.

Interest Expense.  For the six months ended June 30, 2004, interest expense decreased to approximately $132,000 from approximately $137,000 for the six months ended June 30, 2003.  This decrease of approximately $5,000 was primarily caused by a slight decrease in the average outstanding debt amounts in the 2004 period as compared to the 2003 period, due to normal payments.

Income Taxes.  During the six months ended June 30, 2004, we recorded a tax expense of approximately $1.0 million as compared to a tax benefit of approximately $39,000 for the six months ended June 30, 2003.  The tax benefit for the 2003 period is primarily a result of an after-tax net loss recorded by B&G.  The tax expense for the six months ended June 30, 2004 is primarily a result of the Company’s foreign revenues and currency translation adjustments.

Net Income.  For the six months ended June 30, 2004, we recorded net income of approximately $1.5 million compared to $595,000 for the same period in 2003. This increase in net income of approximately $904,000 occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of June 30, 2004, we had approximately $5.3 million in cash and cash equivalents and $4.0 million in marketable securities.  For the longer term, in addition to these cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Working Capital.  Working capital totaled approximately $9.8 million and $7.3 million at June 30, 2004 and December 31, 2003, respectively.  The increase in total working capital is primarily due to an increase in current assets of approximately $3.5 million partially offset by an increase in current liabilities of approximately $962,000. Overall cash increased approximately $1.1 million from December 31, 2003.

The increase in current assets was due primarily to an increase in cash and cash equivalents of $1.1 million; an increase in marketable securities of $1.4 million; an increase in net accounts receivable of approximately $801,000 from increased sales; and an increase in net inventories of approximately $118,000.

The increase in current liabilities was due primarily to an increase in customer deposits of approximately $753,000, due to the timing of deposits on large orders; an increase in income taxes payable of approximately $996,000 due to increased income; and an increase in accounts payable of approximately $507,000. This increase was offset by a decrease in current maturities due to the reclassification of a note payable from B&G that has met a French bank covenant agreement and therefore $1.6 million was reclassified from current maturities to long term debt as of June 30, 2004, (See Part II – Item 3. “Defaults Upon Senior Securities”).

Net Cash Flow.  Net cash flow provided by operating activities was approximately $4.1 million during the six months ended June 30, 2004, as compared to operating cash used in operating activities of approximately $1.2 million during the same period in 2003. In the 2004 period, the primary operational sources of cash were related to net income, the increase in customer deposits of approximately $753,000 due to the US operations implementation of a policy to obtain an approximate 50% deposit on orders. In the 2003 period, the primary operational sources of cash were related to an income tax refund of approximately $846,000 and the primary operational use of cash was the decrease in accounts payable, customer deposits and other current assets, including prepaids of approximately $4.4 million.

Our investing activities resulted in a net use of cash of approximately $2.9 million for the first six months of 2004 compared to approximately $420,000 in net cash provided by investing activities for the same period in 2003.  During the first six months in 2004, we used a net of $1.5 million for the net sales and purchases of marketable securities as compared to receiving proceeds from sales of marketable securities in 2003 for $586,000.

The cash flow used in financing activities for the six months ended June 30, 2004 related to the repayment of long term debt of $6,000 compared to the repayment of long term debt of $235,000 in 2003. Overall, our cash balance increased from December 31, 2003 to June 30, 2004 by approximately $1.1 million.

Secured Debt.  In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G.  Specifically, B&G’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  B&G has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio for 2004.  B&G’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 1.85 and 0.18, respectively, as of December 31, 2003.

Although management does not believe that the lender intends to accelerate the B&G loan as a result of this financial covenant violation, no assurance can be given that such event will not occur. Therefore, we reclassified the debt from long term debt to current maturities of long term debt as of December 31, 2003 and March 31, 2004.

However, as of June 30, 2004, B&G’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholder’s equity were 0.83 and 0.16 respectively. As of June 30, 2004, therefore, we reclassified the debt from current maturities of long term debt to long term debt in the second quarter of 2004.

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

In January 2004, B&G entered into a 350,000 Euro (approximately $423,000US at the June 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

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

Beaune, France Facilities.  We own an approximately 8,000 square foot manufacturing and administrative facility in Beaune, France. In January 2004, B&G entered into a 350,000 Euro (or approximately $423,000US as of June 30, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.

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

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the six months ended June 30, 2004, except for the execution of the Mexico operating lease as described in the San Luis, Rio Colorado, Mexico facility paragraph above during the first quarter of 2004.

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

•                  Risks related to the timing and volume of demand for our products.

•                  Risks related to our ability to develop innovative products.

•                  Risks related to our intercompany international operations.

•                  Risks related to limited or unique key suppliers for certain raw materials.

•                  Risks related to our ability to sell products in a highly regulated industry.

•                  Risks related to our intellectual property rights.

•                  Uncertainties related to changing economic conditions and consolidations within the casino industry.

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

The assets and liabilities of B&G are translated into United States of America dollars (“U.S. dollars”) at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  B&G typically incurs gains or losses of specified foreign currency translations and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations. The U.S. dollar strengthened slightly against the Euro from $0.79670 at December 31, 2003 to $0.82770 at June 30, 2004. For the six months ended June 30, 2004, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of June 30, 2004, we had total interest bearing debt and capital lease obligations of approximately $4.2 million.  Of this amount, approximately $3.2 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $974,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 4.25% as of June 30, 2004, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%; we would have increased interest expense on approximately $974,000 of debt over the succeeding ten years.  If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,700 over the next twelve-month period.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls, (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the second quarter of 2004, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the first and second quarters of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

In February 2001, B&G borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1%.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the B&G loan agreement, B&G must comply with certain financial covenants that are calculated annually based on the financial statements of B&G.  Specifically, B&G’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  At December 31, 2003 and March 31, 2004, B&G's ratios exceeded the required limits.  However, B&G has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004.  B&G’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.83 and 0.16, respectively as of June 30, 2004.  We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of the stockholders of the Company was held on May 26, 2004.  Items of business set forth in our proxy statement dated April 27, 2004 that were voted on and approved are as follows:

(1)                                  Election of Directors:

	Votes
Nominee	For	Withheld

Francois Carretté	7,024,487	85,075
Gérard P. Charlier	7,086,587	22,975
Benoit Aucouturier	7,086,587	22,975
Paul S. Dennis	7,086,688	22,874
Eric P. Endy	7,086,688	22,874
Alain Thieffry	7,086,688	22,874
Jerry West	7,086,688	22,874

(2)                                  Approve an amendment to the articles of incorporation to change our name to “Gaming Partners International Corporation”:

For	Against	Abstain	Non-Vote

7,094,509	179,406	5,350	911,848

(94)%*	(less than 1%)*	(less than 1%)*	(6%)*

*                 Percentages are based on the total common shares outstanding.  Approval of this proposal required a majority of the outstanding shares of common stock of Paul-Son.

ITEM 5.                             OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 13, 2004 reporting the Company’s financial results for the three and six months ended June 30, 2004.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 9, Regulation FD disclosure” and “Item 12, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

99.1                     Press release dated August 13, 2004 reporting financial results for the three and six months ended June 30, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAUL-SON GAMING CORPORATION

Date: August 13, 2004	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Melody Sullivan Yowell
Melody Sullivan Yowell, Chief Financial Officer