Form 10-Q
period 2004-09-30
Gaming Partners International CORP
filed 2004-11-12
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 S. Industrial Road, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)
(702) 384-2425
(Registrant’s telephone number, including area code)

Paul-Son Gaming Corporation
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,594,900 shares of Common Stock, $0.01 par value, outstanding as of November 10, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,551	$4,186
Marketable securities	2,771	2,580
Accounts receivables, less allowance for doubtful accounts of $362 and $382, respectively	2,823	3,417
Inventories	5,506	5,382
Prepaid expenses	515	490
Deferred tax asset	5	24
Other current assets	1,144	467
Total current assets	18,315	16,546
Property and equipment, net	9,000	8,658
Goodwill, net	1,374	1,374
Other intangibles, net	1,659	1,897
Other assets, net	500	121
Total Assets	$30,848	$28,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$1,025	$2,609
Accounts payable	2,099	2,135
Accrued expenses	2,291	2,103
Customer deposits	1,367	1,601
Income taxes payable	901	297
Other current liabilities	830	474
Total current liabilities	8,513	9,219
Long term debt, less current maturities	2,974	1,563
Deferred tax liability	70	—
Total liabilities	11,557	10,782
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,594,900 shares issued and outstanding	76	76
Additional paid-in capital	14,253	14,253
Treasury stock, at cost; 27,293 shares	(196)	(196)
Retained earnings	3,970	2,611
Accumulated other comprehensive income	1,188	1,070
Total stockholders’ equity	19,291	17,814
Total Liabilities and Stockholders’ Equity	$30,848	$28,596

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues	$9,250	$7,128	$31,420	$25,259
Cost of revenues	6,128	4,949	18,972	16,235
Gross profit	3,122	2,179	12,448	9,024

Product development	25	24	97	93
Marketing and sales	978	904	2,893	2,306
Depreciation and amortization	496	660	1,476	1,690
General and administrative	1,974	1,717	5,712	5,369
Total operating expenses	3,473	3,305	10,178	9,458
Income (loss) from operations	(351)	(1,126)	2,270	(434)
Other income, net	3	88	30	90
Interest expense	(60)	(71)	(192)	(207)
Income (loss) before income taxes	(408)	(1,109)	2,108	(551)
Income tax benefit (expense)	297	408	(749)	447
Net income (loss)	$(111)	$(701)	$1,359	$(104)
Net income (loss) per share:
Basic	$(0.01)	$(0.09)	$0.18	$(0.01)
Diluted	$(0.01)	$(0.09)	$0.18	$(0.01)

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive Income (Loss)	Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004		7,594,900	$76	$14,253	$(196)	$2,611	$1,070	$17,814
Net income	$1,359					1,359		1,359
Unrealized gain on securities, net of tax	9						9	9
Foreign currency translation adjustment	109						109	109
Total comprehensive income	$1,477
Balance at September 30, 2004		7,594,900	$76	$14,253	$(196)	$3,970	$1,188	$19,291

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$1,359	$(104)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,216	1,444
Amortization	260	246
Provision for bad debt	(20)	6
Provision for inventory obsolescence	51	62
Deferred taxes	19	(475)
Gain on sale of property and equipment and marketable securities	(34)	(79)
Change in operating assets and liabilities:
Accounts receivable	614	1,300
Income tax refund	—	846
Inventories	(175)	(498)
Other current assets, including prepaids	(704)	(128)
Accounts payable	(36)	(1,721)
Customer deposits	(234)	(279)
Accrued expenses	188	640
Income taxes payable and deferred tax liability	647	24
Other current liabilities	382	510
Net cash provided by operating activities	3,533	1,794
Cash Flows from Investing Activities
Purchase of marketable securities	(8,901)	(7,885)
Proceeds from sale of marketable securities	8,701	7,118
Acquisition of property and equipment	(1,536)	(1,307)
Proceeds from sale of building and equipment	—	450
Decrease (increase) in other assets	(379)	4
Net cash used by investing activities	(2,115)	(1,620)
Cash Flows from Financing Activities
Repayment of long term debt	(173)	(76)
Net cash used in financing activities	(173)	(76)
Effect of exchange rate changes on cash	120	745
Net increase in cash and cash equivalents	1,365	843
Cash and cash equivalents, beginning of the period	4,186	2,333
Cash and cash equivalents, end of the period	$5,551	$3,176
Supplemental disclosure of cash flow information:
Cash paid for interest	$182	$203
Cash paid for income taxes	$396	$43
Non-cash transactions:
Non-cash currency translation adjustment	$109	$735
Acquisition of property and equipment through a capital lease	—	224

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation.  Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” “GPIC,” or “we” or “us” or “our”.  The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004.  The Company’s established brand names such as Paul-Son, Bourgogne et Grasset, or B&G, Bud Jones, and T-K brands remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS.  The name of the Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., remained unchanged.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.).  At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’s then wholly-owned subsidiary, The Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS is the purchaser of GPIC.  On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including casino chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and Paul-Son Mexicana, S.A. de C.V., or Paul-Son Mexicana. (See Note 2 “Business Combination”.) The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc., were transferred into GPIC during the second quarter of 2004.  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2003 and the Forms 10-Q for the first and second quarters of 2004.

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

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is currently required to be recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” our net income (loss) and income (loss) per share would have been decreased to the following pro forma amounts:

		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2004	2003	2004	2003
		(in thousands, except per share amounts)
Net income (loss):	As reported	$(111)	$(701)	$1,359	$(104)
	Stock based compensation expense under fair value method	(21)	(58)	(62)	(116)
	Pro forma	$(132)	$(759)	$1,297	$(220)
Net income (loss) per share:	As reported
	Basic	$(0.01)	$(0.09)	$0.18	$(0.01)
	Diluted	$(0.01)	$(0.09)	$0.18	$(0.01
	Pro forma
	Basic	$(0.02)	$(0.10)	$0.17	$(0.03)
	Diluted	$(0.02)	$(0.10)	$0.17	$(0.03)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants; risk-free interest rate at the date of grant which ranged from 3.3% to 6.7%; expected dividend yield of 0.0%; expected lives of 3 to 4 years; and expected volatility which ranged from 39.75% to 75.00%.

Comprehensive Income (Loss) Information

Comprehensive income (loss) consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30, ,		NINE MONTHS ENDED SEPTEMBER 30
	2004	2003	2004	2003
Net income (loss)	$(111)	$(701)	$1,359	$(104)
Unrealized gain on securities, net of tax	—	—	9	9
Foreign currency translation adjustment	210	(10)	109	735
Total Comprehensive Income (Loss)	$99	$(711)	$1,477	$640

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2004 presentation.  These reclassifications had no effect on our net income.

NOTE  2.               BUSINESS COMBINATION

Pursuant to the Combination Agreement, the Company acquired 100% of the stock of GPI-SAS (formerly known as B&G) in exchange for (a) shares of GPIC (formerly known as Paul-Son) common stock which immediately after the closing equaled 53.45% of the outstanding shares of GPIC’s common stock and (b) warrants to provide anti-dilution protection to the extent that the stock options and other rights to acquire GPIC’s common stock outstanding at the closing are subsequently exercised.

The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles, with GPI-SAS considered the acquiring entity, for accounting purposes, even though GPIC survives and is the legal parent of GPI-SAS.  The condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 include the results of GPIC and its post-Combination subsidiaries.

NOTE  3.       MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	September 30, 2004			December 31, 2003
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale	$2,762	$9	$2,771	$2,579	$1	$2,580

	Nine Months Ended September 30,
	2004	2003
Proceeds from sales	$8,701	$7,118
Gross realized gains	$34	$79

NOTE 4.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$2,991	$3,025
Work in process	1,437	1,144
Finished goods	1,078	1,213
Total	$5,506	$5,382

NOTE  5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Land	$837	$839
Buildings and improvements	5,291	4,499
Furniture and equipment	11,315	10,661
Vehicles	366	339
	17,809	16,338
Less accumulated depreciation	(8,809)	(7,680)
Property and equipment, net	$9,000	$8,658

Depreciation expense for the three months ended September 30, 2004 and 2003 was $394,000 and $564,000, respectively.  Depreciation expense for the nine months ended September 30, 2004 and 2003 was $1.2 million and $1.4 million, respectively.

NOTE  6.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,435	$(61)	$1,374	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(497)	510	1,007	(400)	607	8 to 14
Customer relationships	432	(218)	214	432	(166)	266	7
Non-compete agreements	730	(378)	352	730	(289)	441	5 to 6
Total	$4,224	$(1,191)	$3,033	$4,224	$(953)	$3,271

(1)          The amounts of goodwill related to GPI-SAS at September 30, 2004 and December 31, 2003 included above were:  $1,197 for the gross carrying amount; $(23) for accumulated amortization; and $1,174 for the net carrying amount, excluding the effects of foreign currency adjustments.

Amortization expense for the three months ended September 30, 2004 and 2003 was $79,000 and $58,000, respectively.  Amortization expense for the nine months ended September 30, 2004 and 2003 was $260,000, and $246,000, respectively.

Estimated Amortization Expense for Years Ending December 31,

(dollars in thousands)
2004 (remaining three months)	$78
2005	288
2006	264
2007	261
2008	45
Thereafter	—
Total	$936

NOTE 7.        COMMITMENTS AND CONTINGENCIES

We are engaged in disputes and claims arising in the normal course of business.  Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the condensed consolidated financial position, results of operations or cash flows.

Legal Proceedings

Tesh Sewnarain and Ghanshamani Sewnarain, Plaintiffs v. Trump Plaza Hotel & Casino, Trump Plaza Associates, Trump Hotels & Casino Resorts, Inc., Gasser Chair Co., Inc., Infanti International, Inc., Infanti Chair Manufacturing Corp. and Paul-Son Dice & Card Company, Inc., Defendants, Supreme Court of the State of New York, County of New York, Index No. 107705-03. On or about January 15, 2004, Tesh Sewnarain and Ghanshamani Sewnarain filed a Complaint in the above-mentioned Court against Trump Plaza Hotel and Casino, its holding and parent companies, two chair manufacturers and Paul-Son Dice & Card Company, Inc., claiming that on February 23, 2002, plaintiff Tesh Sewnarain, fell from a slot stool upon which he was seated and suffered personal injury as a result.  Plaintiffs claim damages of $2.5 million based on alleged negligence, product liability, product defect and loss of consortium.  The

Second Amended Complaint was filed by plaintiffs on or about September 1, 2004, and the Second Amended Complaint, Summons and Order to Show Cause returnable October 22, 2004 was served on GPIC on or about September 20, 2004.  The amount has been submitted to GPIC’s insurance carrier for defense.

Valora Smith, Plaintiff vs. Park Place Entertainment Corp, ABC Corporation, (1-100); Bally’s Park Place, Inc. Def Corporation, Bally’s Skyscraper Inc. d/b/a/ Claridge Casino Hotel, et al, j/s/a, Defendants and Bally’s Skyscraper, Inc. d/b/a/ Claridge Casino Hotel, Defendant/Third Party Plaintiff vs. Paul-Son Casino Supplies and Gasser Chair Company, and John Does 1-10 (fictitious names of chair designers, installers, inspectors, manufacturers), Third Party Defendants, Superior Court of New Jersey, Law Division, Camden County, Docket No. CAM-L-173-04. On January 8, 2004, Valora Smith filed a Civil Action Complaint in the above-mentioned Court against Claridge Casino Hotel, or Claridge, and its parent company for negligence seeking damages, interest, costs of suit and such other relief as is just and equitable.  Plaintiff Smith alleges having sustained personal injury on or about January 9, 2002, when she fell from a chair at a slot machine which did not have a back while it was in Claridge Casino Hotel. As a result, Plaintiff Smith claims that she is incurring and shall incur severe consequential and significant and/or permanent personal injuries, medical bills, various costs and expenses, emotional distress, other damages and/or pain and suffering.  On June 14, 2004, Claridge filed its Answer, Crossclaims, Jury Demand and Third-Party Complaint against Paul-Son Casino Supplies, Gasser Chair Company, and fictitious named defendant chair designers, installers, inspectors and manufacturers seeking contribution and indemnification.  The summons and Third-Party Complaint were served upon us on July 20, 2004.  The matter has been submitted to our insurance carrier for defense.

Paul-Son Gaming Corporation, Plaintiff, vs. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants.  Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada.  Between 1998 and 2000, we entered into a series of lease agreements with Skipco, Inc., or Skipco, pursuant to which we leased certain office equipment, including copiers and facsimile machines.  Skipco subsequently assigned the lease agreements to US Bancorp.  We believe that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies.  On July 26, 2002, we filed a Complaint against Skipco, Toshiba Business Solutions, or Toshiba, the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing.  We seek to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements.  Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee.  Lyon Financial Services, Inc., or Lyon, has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that gave rise to this action.  Lyon has asserted claims against us for breach of the lease agreements and unjust enrichment.  We have agreed in principle to settle the claims involving all parties and a formal agreement has been prepared pending execution by the parties.  The resolution with Lyon is to include a restructuring of the lease agreements at reduced rental payments in the aggregate amount of approximately $5,550 per month for 36 months.  Skipco and Toshiba have agreed to pay us a sum in the aggregate amount of $10,000. Upon execution of the settlement agreement, the action in its entirety will be dismissed.

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

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. which grants GPI-SAS the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the USA, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage).  The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

In January 2004, GPI-SAS entered into a 350,000 Euro (approximately $431,000US at the September 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•      Interest Rate.  3.6% fixed per annum.

•      Maturity Date.  The maturity date is January 2010.

•      Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; no balloon payment.

NOTE  8.       EARNINGS PER SHARE

Per share data is based on the number of our common shares as if the GPIC-SAS shares had been converted to the GPIC shares as of the earliest period presented.

We have outstanding certain stock options to purchase shares of our common stock, which have an exercise price greater than the average market price. Antidilutive options of 203,500 and 217,500 shares as of September 30, 2004 and 2003, respectively, have been excluded from the computation of diluted net loss per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended September 30, 2004
Net loss	$(111)		$(111)
Weighted average shares (in thousands)	7,595		7,595
Per share amount	$(0.01)		$(0.01)

For the three month period ended September 30, 2003
Net loss	$(701)		$(701)
Weighted average shares (in thousands)	7,595		7,595
Per share amount	$(0.09)		$(0.09)

For the nine month period ended September 30, 2004
Net income	$1,359		$1,359
Weighted average shares (in thousands)	7,595	55	7,650
Per share amount	$0.18		$0.18

For the nine month period ended September 30, 2003
Net loss	$(104)		$(104)
Weighted average shares (in thousands)	7,595		7,595
Per share amount	$(0.01)		$(0.01)

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

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of GPI-USA, provides miscellaneous table game plastic accessories to GPI-USA, including dealing shoes, money paddles and discard holders.  For the three months ended September 30, 2004 and 2003, GPI-USA paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $34,000 and $22,100, respectively.  For the nine months ended September 30, 2004 and 2003, the Company paid Mr. Coiro, through his subsidiary Ron-Lyn Enterprises, approximately $64,000 and $89,300, respectively.  As of December 1, 2004, the Company will no longer purchase its products from Ron-Lyn Enterprises.

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

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	Three Months Ended September 30,
	2004		2003
Net sales to external customers:
USA	$5,482	59.2%	$5,491	77.0%
Europe and Russia	1,509	16.3%	964	13.5%
Asia	1,874	20.3%	61	0.9%
Other(1)	385	4.2%	612	8.6%
Total consolidated net sales to external customers	$9,250	100.0%	$7,128	100.0%

	Nine Months Ended September 30,
	2004		2003
Net sales to external customers:

USA	$17,610	56.0%	$17,887	70.8%
Europe and Russia	3,549	11.3%	3,380	13.4%
Asia	8,185	26.1%	2,810	11.1%
Other(1)	2,076	6.6%	1,182	4.7%
Total consolidated net sales to external customers	$31,420	100.0%	$25,259	100.0%

________________________

(1)          Includes Canada, Africa, Australia, South America and other countries.

	September 30,		December 31,
	2004		2003
Property and equipment, net:
United States	$5,010	55.7%	$5,284	61.0%
Europe	2,617	29.1%	1,991	23.0%
Mexico	1,373	15.2%	1,383	16.0%
Total	$9,000	100.0%	$8,658	100.0%

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

At our annual stockholders’ meeting on May 26, 2004, the stockholders voted to change our company name.  As a consequence, Paul-Son Gaming Corporation became Gaming Partners International Corporation as of September 1, 2004. The NASDAQ stock ticker symbol became GPIC. This change reflects the fundamental positioning of the Company within the industry, partnering with legal casinos worldwide, and continuing to provide gaming supplies for gaming table operations.  Paul-Son Gaming Supplies, Inc. became Gaming Partners International USA, Inc. and Establissements Bourgogne et Grasset SAS became Gaming Partners International SAS.  Our current product brand names will remain the same.

Management determined that it would be more efficient to combine our Kansas City, Kansas chip manufacturing operations with our Las Vegas, Nevada chip manufacturing operations. During the second quarter of 2004, we successfully relocated substantially all of our Kansas manufacturing equipment and a few employees to Las Vegas, Nevada.  The relocation was completed during the third quarter of 2004.  The Kansas operation formerly consisted of approximately seven employees with equipment used in the manufacturing process of certain gaming chips.

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

In January 2004, B&G entered into a 350,000 Euro (approximately $431,000US at the September 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•      Interest Rate.  3.6% fixed per annum.

•      Maturity Date.  The maturity date is January 2010.

•      Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; no balloon payment.

We are currently exploring opportunities to sell non-casino chips through wholesale distributors.

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” “GPIC,” or “we” or “us” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed.  See “Statement on Forward-Looking Information.”

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.).  At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’s then wholly-owned subsidiary, The Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes.  Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS is the purchaser of GPIC.  On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC, and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Notes to Condensed Consolidated Financial Statements-Notes 1 and 2).

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

The GPIC products on display at the 2004 Global Gaming Expo included its gaming chips with embedded RFID technology and readers. The company has been working for several years to apply the RFID technologies to the gaming chips. The company can offer RFID microchips with all of its brands and types of gaming chips. GPIC holds several patents concerning the embedding process of the RFID and an exclusive license for the use of these RFID chips in the USA. The company also sells several types of readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses. RFID chips and readers help to protect the casinos from buying at face value, counterfeited or stolen chips and to improve the efficiency of table game management.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2004 and 2003

	THREE MONTHS ENDED SEPTEMBER 30, (unaudited)
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	66.2%	69.4%
Gross profit	33.8%	30.6%

Product development	0.3%	0.3%
Marketing and sales	10.6%	12.7%
Depreciation and amortization	5.4%	9.3%
General and administrative	21.3%	24.1%
Total operating expenses	37.6%	46.4%
Loss from operations	(3.8)%	(15.8)%
Other income, net	—	1.2%
Interest expense	(0.6)%	(1.0)%
Loss before income taxes	(4.4)%	(15.6)%
Income tax benefit	3.2%	5.7%
Net loss	(1.2)%	(9.9)%

Revenues.  For the three months ended September 30, 2004, revenues were approximately $9.2 million; an increase of approximately $2.1 million, compared to revenues of approximately $7.1 million for the three months ended September 30, 2003.  The increase in revenues for the three months ended September 30, 2004 was principally due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions.  GPI-SAS recorded revenue of $3.4 million for the third quarter of 2004, primarily as a result of sales to casinos in Asia with development of casinos in Macau and Myanmar, compared to $1.5 million for the same quarter of 2003.  Sales by GPI-USA amounted to $5.8 million in the third quarter of 2004 compared to revenues of $5.6 million for the same period in 2003.

Cost of Revenues.  The decrease in the cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to higher volume of sales and the product mix at GPI-SAS, which had a higher percentage of the European Chip production in the three months ended September 30, 2004 compared to 2003. GPI-USA is still implementing some of its post-combination strategies to improve its revenues and efficiencies. We expect those strategies to be substantially implemented by the end of 2005. A decrease in the estimated inventory obsolescence provision from $69,000 in the third quarter of 2003 to $56,000 in the third quarter of 2004, due primarily to a decline in our estimated obsolete inventory, also contributed to the improvements.

Gross Profit.  Gross profit for the three months ended September 30, 2004 increased in absolute dollars by approximately $943,000 from the prior year three-month period.  This occurred as a result of the aforementioned decreased cost of revenues and the increase in revenues of $2.1 million.

	THREE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2004	Revenue %	2003	Revenue %
Product development	$25	0.3%	$24	0.3%
Marketing and sales	978	10.6%	904	12.7%
Depreciation and amortization	496	5.4%	660	9.3%
General and administrative	1,974	21.3%	1,717	24.1%
Total operating expenses	$3,473	37.6%	$3,305	46.4%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $168,000 from approximately $3.3 million during the three-months ended September 30, 2003 to approximately $3.5 million during the three months ended September 30, 2004.  The increase in product development and marketing and sales expenses of approximately $75,000 related primarily to approximately $93,000 for costs associated with a major U.S. trade show, offset by a decrease of approximately $18,000 in other sales and marketing expenses. General and administrative expenses increased approximately $257,000 compared to the same period in 2003. As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $126,000 of expenses were incurred in the third quarter of 2004, and an additional $48,000 in expenses related to the name change from Paul-Son Gaming Corporation to Gaming Partners International Corporation, including catalogs and related marketing publications, costs that were minimal prior to the name change expenses. The remaining increase of approximately $83,000 was related to the payment of Enpat royalties and CIAS fees.

Other Income (Expense), (excluding Interest Expense).  During the three months ended September 30, 2004, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) decreased to approximately $3,000 in income from approximately $88,000 in income during the three months ended September 30, 2003.  This decrease of approximately $85,000 in income was principally the result of a decrease in the gain related to foreign currency exchange of approximately $91,000.  This variation in foreign currency exchange occurred as a result of the valuation of the Euro compared to the US Dollar.

Interest Expense.  For the three months ended September 30, 2004, interest expense decreased to approximately $60,000 from approximately $71,000 for the three months ended September 30, 2003.  The average level of the outstanding debt amounts in the 2004 three-month period as compared to the 2003 three-month period remained relatively constant.

Income Taxes.  During the three months ended September 30, 2004, we recorded a tax benefit of approximately $297,000 as compared to a tax benefit of approximately $408,000 for the three months ended September 30, 2003.  The tax benefit for the 2004 three-month period is primarily a result of the net loss before taxes recorded of $408,000 for the third quarter of 2004, and a reduction to taxes payable resulting from filing the company’s tax return during the third quarter.

Net Income.  For the three months ended September 30, 2004, we recorded a net loss of approximately $111,000 compared to $701,000 for the same period in 2003. The decrease in the net loss of approximately $590,000 occurred principally as a result of the aforementioned factors, many of which were caused by the timing of sales and production of our casino products.

Comparison of Operations for the Nine Months Ended September 30, 2004 and 2003

	NINE MONTHS ENDED SEPTEMBER 30, (unaudited)
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	60.4%	64.3%
Gross profit	39.6%	35.7%

Product development	0.3%	0.4%
Marketing and sales	9.2%	9.1%
Depreciation and amortization	4.7%	6.7%
General and administrative	18.2%	21.2%
Total operating expenses	32.4%	37.4%
Income (loss) from operations	7.2%	(1.7)%
Other income, net	0.1%	0.3%
Interest expense	(0.6)%	(0.8)%
Income (loss) before income taxes	6.7%	(2.2)%
Income tax benefit (expense)	(2.4)%	1.8%
Net income (loss)	4.3%	(0.4)%

              Revenues.  For the nine months ended September 30, 2004, revenues were approximately $31.4 million, an increase of approximately $6.2 million, versus revenues of approximately $25.2 million for the nine months ended September 30, 2003.  The increase in revenues for the nine months ended September 30, 2004 was principally the result of GPI-SAS’s sales to casinos in Asia and to one in Canada of approximately $7.3 million and $700,000, respectively, in the second and third quarter of 2004 and the US operations’ sale to a casino in Canada for approximately $1.0 million, also in the second quarter of 2004.  These second and third quarter increases in revenue, were partially offset by decreased revenues in the first quarter of 2004 due to the timing and demand variability for casino openings and expansion.  For the nine months ended September 30, 2003, revenues included approximately $1.2 million in sales for a large U.S. casino opening in the second quarter of 2003, and a sale to an Asian casino for approximately $1.9 million during the second quarter of 2003.

Cost of Revenues.  The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the product mix at GPI-SAS, which had a higher percentage of the European Chip production in the nine months ended 2004 compared to the same period in 2003.

Gross Profit.  Gross profit for the nine months ended September 30, 2004 increased in absolute dollars by approximately $3.4 million from the comparable prior year nine-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $6.2 million and the decrease in cost of revenues as a percentage of sales.

	NINE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2004	Revenue %	2003	Revenue %
Product development	$97	0.3%	$93	0.4%
Marketing and sales	2,893	9.2%	2,306	9.1%
Depreciation and amortization	1,476	4.7%	1,690	6.7%
General and administrative	5,712	18.2%	5,369	21.2%
Total operating expenses	$10,178	32.4%	$9,458	37.4%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $720,000 to approximately $10.2 million during the nine months ended September 30, 2004 from approximately $9.5 million during the nine months ended September 30, 2003.  This increase was primarily attributable to an increase in product development and marketing and sales expense of approximately $591,000 due to costs associated with two major trade shows, Enpat royalties, CIAS fees, commissions and bonuses.  As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $257,000 in expenses were incurred in the second and third quarters of 2004.  Our general and administrative expenses include professional fees of approximately $114,000, of which $45,000 is associated with public reporting for the nine months ended September 30, 2004.

Other Income (Expense), (excluding Interest Expense).  During the nine months ended September 30, 2004, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) decreased to approximately $30,000 in income from approximately $90,000 in income during the nine months ended September 30, 2003.  This decrease of approximately $60,000 was principally the result of a decrease in other income from $171,000 in income in the 2003 period compared to $19,000 in income for the same period ended September 30, 2004, partially offset by currency exchange losses of $160,000 in the 2003 period as compared to currency exchange net losses of approximately $23,000 in the 2004 period.  Gain on sale of marketable securities were $34,000 in the first three quarters of 2004, compared to $79,000 in the first three quarters of 2003, primarily as a result of the sale of $1.0 million of marketable equity securities held by GPI-SAS in the first quarter of 2003.  The variation in foreign currency transactions occurred as a result of an increase in the Euro and the sales activity in foreign currencies between the quarterly periods.  Additionally, management changed its intent for the intercompany loans, which loans now are not expected to be repaid in the foreseeable future.  Therefore, beginning with the second quarter of 2003, the foreign currency exchange loss related to such loans does not impact the statement of operations.

Interest Expense.  For the nine months ended September 30, 2004, interest expense decreased to approximately $192,000 from approximately $207,000 for the nine months ended September 30, 2003.  This decrease of approximately $15,000 was primarily caused by a slight decrease in the average outstanding debt amounts in the 2004 period as compared to the 2003 period, due to normal payments.

Income Taxes.  During the nine months ended September 30, 2004, we recorded a tax expense of approximately $749,000 as compared to a tax benefit of approximately $447,000 for the nine months ended September 30, 2003.  The tax benefit for the 2003 period is primarily a result of an after-tax net loss recorded by B&G.  The tax expense for the nine months ended September 30, 2004 is primarily a result of the Company’s foreign revenues and currency translation adjustments.

Net Income.  For the nine months ended September 30, 2004, we recorded net income of approximately $1.4 million compared to a loss of $104,000 for the same period in 2003. This increase in net income of approximately $1.5 million occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of September 30, 2004, we had approximately $5.6 million in cash and cash equivalents and $2.8 million in marketable securities.  For the longer term, in addition to these cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Working Capital.  Working capital totaled approximately $9.8 million and $7.3 million at September 30, 2004 and December 31, 2003, respectively.  The increase in total working capital is primarily due to an increase in current assets of approximately $1.8 million partially offset by a decrease in current liabilities of approximately $706,000. Overall cash increased approximately $1.4 million from December 31, 2003.

The increase in current assets was due primarily to an increase in cash and cash equivalents of $1.4 million; an increase in marketable securities of $191,000; an increase in net inventories of approximately $124,000; and an increase in other current assets of approximately $677,000 offset by a decrease in accounts receivable of approximately $594,000. The increase in other current assets is primarily due to a tax receivable of $224,000 recorded in the third quarter of 2004 that related to the final 2003 tax return filed.

The decrease in current liabilities was due primarily to an increase in taxes payable of approximately $604,000, as a result of our foreign operations and currency translation adjustments; and an increase of approximately $356,000 in other current liabilities primarily due to an increase in deferred revenue. This increase was offset by a decrease in current maturities of approximately $1.6 million due to the reclassification of a note payable from GPI-SAS which is in compliance with a French bank financial covenant agreement as of June 30, 2004 and September 30, 2004, and therefore $1.6 million was reclassified from current maturities at December 31, 2003, to long term debt as of June 30, 2004 and remained classified as long term debt as of September 30, 2004. (See Part II — Item 3. “Defaults Upon Senior Securities”).

Net Cash Flow.  Net cash flow provided by operating activities was approximately $3.5 million during the nine months ended September 30, 2004, as compared to operating cash provided in operating activities of approximately $1.8 million during the same period in 2003. In the 2004 period, the primary operational sources of cash were related to net income, and the increase in income tax payable and deferred tax liability. In the 2003 period, the primary operational sources of cash were related to an income tax refund of approximately $846,000 and the primary operational use of cash was the decrease in accounts payable, customer deposits, inventory and other current assets, including prepaids, of approximately $2.6 million.

Our investing activities resulted in a net cash used of approximately $2.1 million for the first nine months of 2004 compared to approximately $1.6 million in net cash used by investing activities for the same period in 2003.  During the first nine months in 2004, we used a net of $579,000 for the net sales and purchases of marketable securities and mutual funds compared to receiving proceeds from sales of marketable securities in 2003 for $767,000.

The cash flow used in financing activities for the nine months ended September 30, 2004 related to the repayment of long term debt of $173,000 compared to the repayment of long term debt of $76,000 in 2003. Overall, our cash balance increased from December 31, 2003 to September 30, 2004 by approximately $2.4 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits. However GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 and September 30, 2004.  GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.71 and 0.18, respectively, as of September 30, 2004. We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004 and it remains clasified as long term debt as of September 30, 2004.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable.

In January 2004, GPI-SAS entered into a 350,000 Euro (approximately $431,000US at the September 30, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•      Interest Rate. 3.6% fixed per annum.

•      Maturity Date.  The maturity date is January 2010.

•      Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; no balloon payment.

Seasonality.  We do not typically experience seasonality relative to our revenues, except potentially for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

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

Beaune, France Facilities.  We own an approximately 8,000 square foot manufacturing and administrative facility in Beaune, France.  In January 2004, GPI-SAS entered into a 350,000 Euro (or approximately $431,000US as of September 30, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.

Capital Expenditures.  The Company currently plans to purchase approximately $800,000 to $1.0 million in capital equipment and improvements during the remainder of 2004. In addition, the Company recently entered into a conditional agreement to purchase a parcel of land to expand its Las Vegas operations.

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

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the nine months ended September 30, 2004, except for the execution of the Mexico operating lease as described in the San Luis, Rio Colorado, Mexico facility paragraph above during the first quarter of 2004.  Additionally, the Company has entered into a conditional agreement to purchase a parcel of land as described in the capital expenditures paragraph above.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development and business strategies.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include, but are not limited to expectations about our ability to obtain financing, expectations about our lenders intention not to accelerate our GPI-SAS loan, and expectations and assumptions that the replacement market will continue at certain paces.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that could adversely affect our business and/or the market price of our common stock.  These include, but are not limited to, the following:

•                  Risks related to the timing and volume of demand for our products.

•     A failure of the industry to accept RFID technology with respect to gaming chips and readers.

•                  Risks related to our ability to develop innovative products.

•                  Risks related to our intercompany international operations.

•                  Risks related to potential domestic or international terrorists incidents.

•                  Risks related to limited or unique key suppliers for certain raw materials.

•                  Risks related to our ability to sell products in a highly regulated industry.

•                  Risks related to our intellectual property rights.

•                  Risks related to the sale of a substantial number of shares of our common stock, or the perception that this will occur.

•                  Uncertainties related to changing economic conditions and consolidations within the casino industry.

•                  Other risks and uncertainties specified in our Form 10-K for the year ended December 31, 2003 under the heading “Forward Looking Information and Risk Factors.”

In addition to the risks above, new legislation or regulations requiring stricter corporate governance and financial reporting standards will lead to an increase of our costs of compliance. Beginning in fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our Annual Report on Form 10-K. While we intend to fully comply with these new laws and regulations, a failure to comply may impact market perception of our financial condition and could materially harm our business and operating results.

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

We are subject to foreign currency exchange risk relating to the translation of GPI-SAS’s assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on our condensed consolidated balance sheet.  GPI-SAS uses the local currency as its functional currency.

The assets and liabilities of GPI-SAS are translated into United States of America dollars, or U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar strengthened slightly against the Euro from $0.79670 at December 31, 2003 to $0.81140 at September 30, 2004.  For the nine months ended September 30, 2004, we did not have any forwards, options or other derivative contracts in force.

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

Because of the significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between GPI-SAS and other foreign countries, which have currencies that are different than the Euro.  Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations.   To minimize the financial impact of these items, we attempt to contract a majority of our services in U. S. dollars.  We continually monitor the currency exchange risk associated with all our transactions not denominated in the U.S. dollar.

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of September 30, 2004, we had total interest bearing debt and capital lease obligations of approximately $4.0 million.  Of this amount, approximately $3.0 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $971,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 4.75% as of September 30, 2004, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8%, we would have increased interest expense on approximately $971,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,700 over the next twelve-month period.

ITEM 4.      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)), as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the third quarter of 2004, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)           Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the first three quarters of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits.  However, GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 and September 30, 2004.  GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.71 and 0.18, respectively as of September 30, 2004.  We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004 and it remains classified as long term debt as of September 30, 2004.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 12, 2004 reporting the Company’s financial results for the three and nine months ended September 30, 2004.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 9, Regulation FD disclosure” and “Item 12, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

31.1                     Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32                              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                     Press release dated November 12, 2004 reporting financial results for the three and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 12, 2004	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Melody Sullivan Yowell
Melody Sullivan Yowell, Chief Financial Officer