Form 10-K
period 2004-12-31
Gaming Partners International CORP
filed 2005-03-31
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission file number 0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State of incorporation)	(I.R.S. Employer Identification No.)

1700 South Industrial Road, Las Vegas, Nevada 89102

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (702) 384-2425

Registrant’s website:  www.gpigaming.com

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing price as reported on the Nasdaq National Market of $4.10 per share:  $9,334,154.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 28, 2005:  7,809,400 shares of Common Stock.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004, are incorporated by reference into Part III of this Report.

PART I

Item 1.   Business.

The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information Statements and Risk Factors.”

Company Overview

Effective September 1, 2004, Paul-Son Gaming Corporation, a Nevada corporation, completed its name change to Gaming Partners International Corporation, or GPIC. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”  The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004. The Company’s established brand names such as Paul-Son™, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K™, remain unchanged. The Company’s subsidiary, Paul-Son Gaming Supplies, Inc., changed its name to Gaming Partners International USA, Inc., or GPI-USA. The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A., also changed its name to Gaming Partners International SAS, or GPI-SAS. The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name, effective as of January 22, 2005, to GPI Mexicana S.A. de C.V., or GPI-Mexico.

On September 12, 2002, the businesses of GPIC, GPI-SAS and GPI-SAS’ then wholly-owned subsidiary, The Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS was the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1 and 2).

We believe we are one of the leading manufacturers and suppliers of casino table game equipment in the world. Our business activities include the manufacture and/or supply of gaming chips, table layouts, wheels, playing cards, dice, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

We are headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas, Nevada, San Luis Rio Colorado, Mexico, and Beaune, France. Our primary sales offices are in Las Vegas, Nevada and Atlantic City, New Jersey for the United States, and Beaune, France for the remainder of the world. Through our GPI-USA subsidiary, we primarily sell our casino products manufactured in North America to licensed casinos throughout the United States and Canada. Through our GPI-SAS subsidiary, we primarily sell our European-manufactured casino products and some North American products to licensed casinos internationally in countries other than the United States. Our revenues are derived primarily from the sale of casino table game products to casinos throughout the world. Most of our products are sold directly to end-users. In some regions of the world, however, we sell through distributors. We also sell our non-casino poker chips to a wholesaler in the United States.

We manufacture products to meet particular customer and industry specifications, which may include a wide range of shapes and sizes, varied color schemes and other graphics, and numerous security and anti-counterfeit features. The useful lives of our products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, our primary business is the ongoing replacement sale of these products and providing initial products to new casinos. When a new casino opens, we strive to supply most of the products required to operate the casino’s table games. When successful, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our primary customer base.

GPI-USA was founded in 1963 by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The former Bud Jones Company was founded in 1963 by Bud Jones and this entity eventually merged into GPI-USA, formerly Paul-Son Gaming Supplies, Inc. GPI-SAS was formed by Mr. Bourgogne and Mr. Grasset in 1923 and became operational in 1925 in Beaune, France.

Product Segments

We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15).

Recent Developments

During the fourth quarter of 2004, we entered into an agreement to purchase real property next to our Las Vegas Headquarters for $800,000, which agreement was approved by the probate court on March 11, 2005. The property is currently in escrow and is expected to close in April 2005. We intend to use the property for additional employee parking.

Products

Gaming Chips

We design and manufacture gaming chips, including casino chips, plaques and jetons (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Because casino chips, jetons and plaques, like real currency, are subject to counterfeiting, we can incorporate a variety of custom security and anti-counterfeit features into each chip. Our most sophisticated anti-counterfeiting feature is a radio frequency identification device, or “RFID,” which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

A casino will generally order all of its gaming chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five distinct chip colors (for the U.S. market and a wider range of colors for the international market) and styles, ranging in denominations from $1 to in excess of $1 million. Our selling price is extremely variable, based on the customization, and generally between $0.75 and $1.99 per chip in the USA, depending upon the specification, quantities, design and security features. A typical Paulson™ brand clay chip with a microchip will sell for less than approximately $2.00 per chip. Given this relatively low cost and a gaming chip’s expected lifespan of five or more years, we believe that competition is generally based upon factors other than price. In 2004, we sold and manufactured approximately 18 million gaming chips, including casino chips, plaques and jetons.

Gaming chips can be divided into three basic families:  (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Jetons, plaques and all casino chips can also be manufactured with an embedded RFID microchip. Casino chips accounted for approximately 60% of total sales in 2004.

European-style Jetons and Plaques

Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by GPI-SAS at our facility in France. Jetons are circular with standard diameters in 13 different sizes, ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm x 30 mm to 151 mm x 105 mm. Jetons and plaques are used mainly for traditional European games and also extensively in Asian countries. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV print, number serialization, laser print or “LaserLock”, hologram and RFID technology. GPI-SAS created its original product line in 1925 and has held a leading position in this market since that time.

American-style Casino Chips

Casino chips are used worldwide for games originating in the United States of America. Originally, gaming chips in the United States were made of clay and called “clay chips.”  Clay was replaced many years ago by plastic materials. There are currently three main technologies used to produce these types of chips: injection molding, sublimation and compression molding. We produce casino chips using all three of these methods. GPI-USA manufactures our American-style casino chips under our brand names, Paulson™ and Bud Jones®, at our facilities in San Luis Rio Colorado, Mexico and in Las Vegas, Nevada. GPI-SAS also manufactures American—style casino chips in Beaune, France.

•       Injection Molded Chips.   Plastic injection molded chips were created in the late 1960’s under the Bud Jones brand, manufactured in the USA. Such chips are made with several injection molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, UV prints, LaserLock, holograms and RFID technology. The Bud Jones brand offers a very wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand, which is manufactured in France, has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. A particular line of injection molded gaming chips specifically designed and sold for optical reading identification are also manufactured by GPI-SAS. The GPI-USA’s and GPI-SAS’ lines of injection-molded chips allow a very good coverage of most casinos’ requirements, which vary greatly around the world. Production capacity for injection molded chips in the US is approximately 5-6 million and 10-15 million in France, considering the use of 2-3 shifts.

•       Sublimation Chips.   Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper onto the plastic disc. The printed colors sublimate and go from the paper into the plastic material. In 1996, GPI-SAS created a new way of manufacturing this type of casino chip by using a printing technology called “pad printing.”  This technology permits simultaneously printing on the face and the edge of the chip. GPI-SAS holds several patents and patent applications for this technology, and refers to this casino chip as “Full Face.”  Security features for sublimation chips include UV pigments and LaserLock. Production capacity at GPI-SAS is approximately 10 million chips, considering the use of 2-3 shifts.

•       Compression Molded Chips.   Compression molded casino chips are manufactured from a proprietary formulation of more than 13 raw materials using a compression molding system. Printed decals or “inlays” are incorporated in the chips during the molding steps. Customized designs, security and identifying features are incorporated into the chips. GPI-USA holds a leading market share in compression molded chips, which are similar to the original clay chips of the past. They have a unique feel and easy handling and are often referred to as “clay chips.”  Compression molded chips are manufactured under the Paul-Son™ brand at its GPI-Mexico facilities in San Luis Rio Colorado, Mexico. Various security features are used to make the chips more counterfeit resistant, including UV pigments, LaserLock, alphabet, customized rim and RFID technology. Our annual production capacity at our Mexico facilities is approximately 16 million compression molded chips (based on a single shift and increased labor availability). We believe that given our current anticipated production level of compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand.

Commemorative Chips

Since 1994, GPIC has marketed chips that commemorate certain types of special events such as title boxing matches, significant anniversaries and premier entertainment events. Casino patrons often retain commemorative chips as souvenirs. Casinos benefit to the extent that casino chips purchased are not redeemed, thereby resulting in added cash flow to the casino.

Gaming Chips with RFID Microchips and Reading Equipment

Need for RFID

Gaming chips are the principal currency of each casino, and each casino has its own unique gaming chips or currency. A gaming chip that appears or feels or even sounds slightly different than the others can warrant review by the casino personnel. There are several possible security and anti-counterfeit features that can be incorporated into the chip material itself and/or in the chip appearance.

The most sophisticated anti-counterfeiting devices are the microchips or RFID, which can be embedded in gaming chips without modifying the other appearance or handling characteristics of the chips. These chips are not only high quality casino gaming chips, but they are also reliable carriers of the data needed by the casinos to efficiently and securely manage their table game operations.

A sophisticated RFID microchip transponder is embedded in each gaming chip. Read/write devices manufactured by us communicate quickly and accurately with a large number of these RFID embedded gaming chips without human contact. The authenticity and denomination of each chip is established, and then the data is transferred to the casino information systems.

The RFID embedded gaming chips can be read with 100% accuracy, either one at a time or in large quantities, with the same efficiency whether in stacks, boxes, trays, cabinets or on the tables. This increases the security of the chip production, transportation, and utilization.

Traditional jetons, plaques and casino chips could not easily and precisely be accounted for by the casinos and the games that call for them, thus they could not be managed by casinos as efficiently as slot systems. Casinos have a need for more streamlined and automated accounting transactions between the pit and cage operations, thus the RFID solution.

History of RFID

In the early 1990’s, Bourgogne & Grasset, now GPI-SAS, started making simple RFID microchips, to be read one at a time. Then in 1995, B&G started working with Philips, Mikohn (now Progressive Gaming International Corporation, or Progressive Gaming) and another company named SafeGames (owner of a patent on an automatic card shoe reader) to use a more sophisticated Philips RFID microchip and readers allowing reading of several chips at a time or “anti-collision.”  Progressive Gaming concentrated on the development of players tracking software systems. GPI-SAS concentrated on the development of RFID chips and readers that meet the criteria required by casino managers and professional dealers.

GPI-SAS accumulated many years of development and manufacturing experience based on significant amounts of RFID embedded gaming chips sold to European casinos for the introduction of the Euro and to a growing number of casinos in the USA, Australia and Canada. All RFID embedded gaming chips made by GPI-SAS or GPI-USA carry a unique serial number and other information, such as the monetary denomination and casino name, programmed by GPIC and made irreversibly “read only.”  These gaming chips can be automatically tracked and accounted for by various readers located throughout the casino. Readers made and sold by GPIC, include cashiers desk readers, chip bank readers, table top authenticators, chip tray readers, and vault cabinet readers otherwise known as “pigeon hole cabinets” which are able to read several thousands of chips in standard trays. The vault cabinet readers were presented for the first time at the 2004 ICE show in London.

No other RFID technology has been able to match Philips’ and GPIC’s technology in all the multidimensional requirements of various casino applications. This represents an unparalleled protection for the casinos against counterfeit or stolen chips. Thanks to GPIC’s RFID chips and readers connected to their computer system, casinos now have the ability to do “Casino-Currency-Control” in an even more efficient way than central banks control their countries’ money supplies.

GPIC makes gaming chips with embedded Philips RFID microchips under its three brand names:  “SafeChipTM” under B&G, “SmartChipTM” under Bud Jones and “ChipSoftTM” under Paulson. Each brand corresponds to different types of gaming chips adapted to different casino needs and practices. GPIC is able to offer, for instance, the Paulson brand RFID embedded gaming chips to casinos in the United States, for less than $2.00 each, that can be read fast enough for all practical casino applications. Prices of readers depend on the size and shape of the antennas.

GPIC owns several patents for the embedding of RFID microchips in gaming chips and an exclusive license on patents now owned by Shuffle Master, Inc. for the utilization of RFID chips and readers in the United States for tracking and accounting for RFID embedded gaming chips. GPIC sells RFID chips and readers directly to the casinos for Casino-Currency-Control and components, such as reader boards and antennas, to licensed Original Equipment Manufacturers (OEM) companies making their own pieces of equipment, particularly for players tracking.

We have been informed that one of our competitors is currently marketing a gaming chip product that claims to have an embedded microchip and by doing so has allegedly challenged the validity of the patents now owned by Shuffle Master, Inc., as they relate to this competitor. Shuffle Master Inc. is currently investigating the possible infringement. Although we do not control Shuffle Master, Inc., and further, there can be no assurance that Shuffle Master Inc. will be successful in any effort, we believe that they will take all reasonable actions necessary to preserve all rights and remedies with regard to these patents.

RFID Equipment

Some of the data collection devices that we have developed based on the Hitag Vegas microchip technology include:  pigeon hole cabinet (see above); table top authenticator; cage readers; blackjack and roulette float tray readers; chip bank readers; tip box readers; and evaluation kits. The table top authenticator is an electronic device that gives the dealers an easy way to authenticate the gaming chips at the table. The cage reader gives cashiers an easy and efficient tool to minimize human error for the gaming chip flow data. The blackjack and roulette float tray readers allow automatic and accurate accounting of the gaming chips and the value of the float online. The chip bank reader automatically authenticates trays of gaming chips from 100 to 400 chip tray holders. The automatic tip box reader automatically accounts for the number and value of the tip chips dropped in the tip box. The evaluation kit presents all of the major aspects of the GPI RFID system, such as allowing casino management information system specialists to rapidly understand and assess the functionalities of the GPI RFID system, and giving them the software specifications to be able to develop applications and integrate them into their existing systems.

Other Security Items

In order to meet the particular needs of our casino customers, we also offer chips, which are specially designed for optical identification, based on colors and edge pattern combinations, or BG-S2 chips. The central decal on the BG-S2 chip is available in a four-color process option that can be serialized. These BG-S2 chips are able to meet the requirements coming from the table manager’s perspective (ease of handling and use); from the casino surveillance area’s perspective (distinct color combination); and the marketing department’s needs (stylish and sophisticated appeal). These chips can also be embedded with RFID chips.

Dice

We manufacture our dice at our GPI-Mexico facilities, from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. All dice are sold directly by GPI-USA to North America and the Caribbean Islands. GPI-SAS distributes dice to the other parts of the world. We offer a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. We offer two different finishes and up to two monograms on the dice. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a hidden security “key,” a special reverse spot, the addition of a security “glow” spot, the use of LaserLock, the serialization of the dice, or all, or a combination of, the above.

All of our brands of dice are manufactured with a high degree of accuracy in conformity with the strictest standards of gaming regulations. Generally, a stick of dice (two and one-half pair) does not remain in play for more than eight hours on a given table, in a busy casino.

The typical sales price of casino dice currently ranges between approximately $3.00 and $4.00 per pair. We currently have the capacity to produce approximately 1.5-2.0 million pairs of dice per year (based upon one production shift) in Mexico. In 2004, we produced approximately 1 million pair of dice. We believe our capacity for dice production is sufficient to accommodate an increase in production requirements.

Table Layouts

Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. GPI-USA has developed a comprehensive range of different quality layouts and various printing processes. GPI-USA manufactures Paulson® felt and Paulson FX® synthetic layouts, as well as full graphic layouts. We have a creative art department that can design any specific layout to meet the casino needs.

We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which we believe result in the widest variety of customized colors. Since 2000, when we acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, we have also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights have a remaining duration of 11 years and enable us to provide a full line of table game supplies and equipment.

We typically install layouts on new gaming tables prior to delivery to a casino. The table layouts are replaced by casinos on a regular basis, in order to maintain their appearance, which is generally within 60 to 150 days. Layouts typically sell in a price range of approximately $100 to $300 in the United States, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

We primarily sell our layouts manufactured from our Mexico facilities and occasionally, in Las Vegas; we also may sell a small quantity of full graphic sublimation layouts using an outside vendor. Our layout production capacity is approximately 25,000 felt layouts and approximately 15,000 synthetic layouts per year. In fiscal 2004, we produced approximately 28,000 layouts, of which approximately 15,500 were felt and 12,500 were synthetic. We believe the capacity of our layout production facilities in Mexico will allow us to increase layout production as needed.

Playing Cards

We manufacture and sell our own line of paper casino playing cards under the Paulson® brand. A deck of cards typically sells to casinos within a price range of approximately $0.90 and $1.50 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card. Our cards are compatible with all card shufflers.

Given our relatively low market share of the playing cards market, our established distribution system for table game supplies and our low cost manufacturing facilities, we believe that playing cards represent a reasonable growth opportunity for us.

We produce all of our playing cards in our GPI-Mexico facilities. We purchased and leased additional equipment in fiscal 1999 to increase our production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better customer service to selected clients, providing a better return to us. In 2004, the Company produced approximately five million decks of playing cards. Our capacity, assuming a single shift is approximately 7.2 million decks per year.

We also distribute plastic playing cards, which are used predominately in California card clubs. Traditionally, the California card room market prefers the plastic playing cards while the traditional hotel-casino markets generally prefer the paper cards.

Wheels

GPI-SAS manufactures American and French roulette wheels in Beaune, France and sells them primarily in Europe and in certain United States and Canadian-based jurisdictions where GPI-SAS is licensed (such as New Jersey, Washington State and Mississippi).

Until the Combination, the former two U.S. companies, Paul-Son and Bud Jones, manufactured roulette wheels and “Big Six” wheels in their plants in Las Vegas. In October 2000 and September 2002, respectively, the former Bud Jones and the former Paul-Son administratively and voluntarily surrendered their Nevada gaming manufacturer and distributor licenses due to excessive license costs, and were no longer permitted to assemble or manufacture wheels in Nevada or sell wheels from Nevada. On November 18, 2004, the Nevada Gaming Commission granted GPI-SAS and GPI-USA approval, by way of transactional waivers, to manufacture and distribute roulette wheels to Nevada casinos. Also as a result of this ruling, both companies may service roulette wheels for refurbishment.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables and seating. Tables range in price from approximately $1,500 for a blackjack table to approximately $5,000 for a craps game table (excluding the roulette wheel). We offer a “Premier” line of gaming furniture and a “Select” line in response to the industry’s demand for a lower priced, quality line of blackjack tables. We believe the “Select” line enables us to compete with the price structure of our competitors while maintaining our quality standards. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell gaming chips and consumable products such as layouts, dice, cards, and other accessories to the table purchasers. Prior to 2000, we purchased our gaming tables from a third party and subsequently we began manufacturing our own table game furniture components in our Mexico facility. Part of the process was moved from the Mexico facility to the Las Vegas plant to improve economies of scale. Tables are assembled by us and completed by adding the felt layout, drop boxes, trays and other table accessories. Table game seating is produced by nonaffiliated manufacturers and distributed by us. GPI-SAS also manufactures a variety of casino gaming furniture, including tables (blackjack, roulette, craps, etc.), in Beaune, France.

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

We also sell an air ventilation device specifically for gaming tables called the Air-Rail® System. This ventilation system creates a positive flow of air at the gaming table, which pushes smoke away from the dealer and assists nonsmokers in contending with secondhand smoke. Small air vent devices secured underneath the table draw smoke from the surface and recycle it, dispensing the air outward where the casino’s primary ventilation systems can distribute it. By filtering and dispersing the smoke-filled air, the Air-Rail System makes the casino’s primary air circulation systems perform more efficiently and improves the comfort of the nonsmoking casino dealers and patrons. In March 2005, we purchased four patents, including one for the Air-Rail System.

Sales, Advertising and Promotion

We generally distribute our products in the United States through our six-person sales force, which primarily operates out of regional offices in Las Vegas, Nevada and Atlantic City, New Jersey. We generally distribute our products in the international market through our three-person sales force, which operates out of our Beaune, France office.

We believe that the long-standing customer relationships, which have been developed over the years by our individual sales representatives, as well as our reputation for quality, reliability and security features, are key factors upon which we successfully compete in the market place. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local distributors. But, even in this case, we always maintain direct contact with the end clients.

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

Materials and Supplies and Backlog

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

Our backlog of production orders amounted to approximately $4.5 million for the US and $10.0 million for France as of December 31, 2004. At December 31, 2003, our backlog was approximately $7.2 million for the US and $3.0 million for France. We believe that all of our backlog will be filled in 2005.

Competition

There are a number of companies that compete with us in the sale of each of our product lines:

Gaming Chips.   The gaming chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations, are Chipco International Ltd. and RT Plastics in the United States, Abbiati in Italy, Dolphin in Australia, Matsui Gaming Machines in Japan and other local manufacturers in each jurisdiction. We believe key competitive factors for casino chip sales are: well established product and process security, respect of players’ and dealers’ habits, attractiveness, durability, quality of service and price.

Table Layouts.   Our primary competitors for casino table layouts are Midwest Game Supply Co. and Gemaco Playing Card Co. in the United States, and TCS/John Huxley in the United Kingdom. We believe the key competitive factors for table layout sales are cloth quality, enhanced graphics, printing processes and prices.

Playing Cards.   Our major competitors in the domestic playing card market are The U.S. Playing Card Co. and Gemaco Playing Card Co. Our major competitors internationally are Angel Cards in Japan, primarily servicing the Asian market, and Carta Mundi in Belgium, primarily servicing the European market. We believe the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, durability, brand name identification, process security and reputation.

Gaming Furniture.   Our principal competitors for casino gaming furniture are TCS/John Huxley in the United Kingdom and Abbiati in Italy and smaller regional wood shops in certain geographic areas. Competition is based on product ranges, quality and price.

Dice.   Our principal competitor for domestic casino dice sales is Midwest Game Supply Co. There is no significant market internationally for casino dice. We believe the primary competitive factors for dice sales are quality of the product and services and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run “cold” for the house from time to time.

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

Intellectual Property

We have an extensive portfolio of registered service marks, trademarks and logos, exclusive patent rights, and patents that provide us with a competitive advantage, fostering future profitability and growth. The logos and trademarks include, but are not limited to:  “Gaming Partners International®,” “GPI,” “Paulson™,” “Bud Jones®,” “Smartchips™,” “Chipsoft™,” “SafeChip™,” “Bourgogne et Grasset®,”

“BG®,” “Paulson FX®,” “Paul-Son Gaming™,” “Air-Rail®,” and “TK™.”  We also retain an exclusive license to manufacture and sell gaming chips with microchips in the United States until 2015. We believe that our trademarks, logos and patent rights are valuable to the operation of our Company and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our trademarks, logos or patent rights. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others. It may be difficult for us to prevent others from copying elements of our concepts, and any litigation to enforce our rights will likely involve significant costs.

Environmental Matters

We believe we are in compliance with international, federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment. The liability for environmental remediation or costs will be accrued by us when or if it is considered probable and the costs can be reasonably estimated. The parcel of land that we currently have in escrow contains a building that will need to be demolished as we plan to use the land primarily for parking. We have been informed that the building may have some asbestos and we will need an asbestos removal permit to demolish the building. There is currently no violation of law and we plan on removing it in accordance with all local laws and regulations. We do not expect that compliance with these laws and regulations will have any material effect upon capital expenditures and earnings.

Employees

At February 29, 2005, we employed approximately 650 persons. Approximately 350 of the employees are located at our Mexico facilities, approximately 200 employees are located in our Beaune, France facility and the remainder are located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

The complex regulatory scheme governing the licensing of gaming device manufacturers and distributors in Nevada imposed administrative burdens which far exceed those of most other gaming jurisdictions when applied to our new combined corporate structure and our foreign stockholders. From the time of the Combination and up to mid-2004, in the opinion of our management, the anticipated time and expense of a foreign investigation that would be conducted by the Nevada Gaming Authorities would far outweigh any benefit to be gained by maintaining licensure in Nevada. Specifically, based upon an analysis of three factors: the potential market for our roulette and Big Six wheels in Nevada; the benefits gained through our choice of corporate structure; and the administrative costs associated with compliance with certain requirements of the Nevada Gaming Authorities, we concluded that the costs of maintaining licensure in Nevada upon the completion of the Combination significantly exceeded our potential profits. We thus administratively and voluntarily surrendered the Nevada gaming licenses of the former Paul-Son Gaming Supplies, Inc. upon the completion of the Combination, a procedure that allowed us to forego licensure in Nevada without impacting its licensure in other gaming jurisdictions or its ability to continue to manufacture roulette wheels and Big Six wheels in and for other jurisdictions. The above license surrender did not impact the manufacture or sale of our other products in Nevada.

In mid-2004, however, with the construction of new casino properties in Nevada on the horizon, the Company applied to the Nevada Gaming Authorities for certain exemptions from provisions of the Nevada gaming laws and for the limited licensure of GPI-USA and GPI-SAS to manufacture and distribute roulette wheels in Nevada. Company research showed that no current licensed manufacturers or distributors in Nevada were actively in the business of manufacturing or selling roulette wheels and it was anticipated that Nevada casino operators were in need of a source for such products.

By Nevada State Gaming Commission Order entered November 18, 2004, GPIC was exempted from registration as a publicly traded corporation and GPI-USA and GPIS-SAS were each licensed as manufacturers and distributors strictly limited to the manufacture, distribution and service of roulette wheels in Nevada, and subject to administrative approval prior to the distribution of any roulette wheel and further subject to specified conditions set forth in the Order, including but not limited to the filing of periodic reports with and notifications to Nevada Gaming Authorities. The result of this Order is to grant GPI-USA and GPI-SAS transactional waivers so that they may manufacture roulette wheels for sale to Nevada casino licensees. The waivers granted were specifically found by the Nevada State Gaming Commission to be consistent with the policies set forth for in the Nevada gaming laws. These waivers may, however, be withdrawn by the Nevada State Gaming Control Board for any cause deemed reasonable. Upon such withdrawal, the Company would be subject to full registration and licensing.

New Jersey Gaming Regulation

Our subsidiaries are currently required to be licensed under the New Jersey Casino Control Act, or the New Jersey Act, as casino service industries qualified to manufacture and sell gaming-related products to casinos in New Jersey. As part of such licensure, parent companies, holding companies and certain officers and directors of the companies are required to be found suitable by the New Jersey Casino Control Commission, or the New Jersey Commission. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of a company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof. The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, and reputation for honesty, business ability and experience of the applicant and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the applicant. New Jersey licenses are granted for a period of three or four years, depending on the length of time a company has been licensed, and if they are renewable. The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate. These include the ability of the New Jersey Commission to require the applicant or licensee to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the licensee for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder’s stock could result in the loss of the license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

Our new combined structure required that each subsidiary company submit a new application for licensure. Upon a satisfactory initial background investigation, each company as necessary has obtained transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of each subsidiary’s respective license application.

Other Gaming Jurisdictions

In addition to New Jersey, our subsidiaries are currently licensed in a number of other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, and are summarized below.

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

Federal Gaming Registration

The Federal Gambling Devices Act of 1962, or the Federal Act, makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the U.S. Department of Justice. In addition, the Federal Act imposes gambling device identification and record keeping requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our subsidiaries, which are involved in the manufacture and transportation of gaming devices, are required to register annually. We have permission to sell our existing inventory of roulette wheels and Big Six wheels that we had manufactured in the United States prior to the Combination.

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, or the IGRA, provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Our subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their respective states and have received federal approval. Currently, GPI-USA is authorized to sell products to Native American casinos in seventeen states and GPI-SAS is authorized to sell products to Native American casinos in five states.

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

Available Information

Our current website is www.gpigaming.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. You may also submit written information requests by mail to:  Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102, Attn:  Investor Relations.

Item 2.   Properties.

We are based in, and operate domestically from, company-owned facilities in Las Vegas, Nevada, and internationally from Beaune, France. We currently assemble and manufacture our primary products at facilities in Las Vegas, Nevada, San Luis Rio Colorado, Mexico and Beaune, France. We also lease a sales office in Atlantic City, New Jersey.

Las Vegas, Nevada.   Our Las Vegas headquarters are located in an approximately 60,000 square foot building. Our Las Vegas headquarters was purchased in September 1995 for approximately $2,000,000. This facility houses the Las Vegas sales and corporate offices, including a centralized warehouse for certain of our finished goods inventory, several manufacturing departments, some layouts, and a graphics art department. In our Las Vegas headquarters, we also maintain a certain inventory of templates, graphic designs, logos, and tools and dies for casino customers’ gaming equipment. Maintaining such an inventory, results in time and cost savings for product manufacturing and delivery to our customers. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. In the fourth quarter of 2004, we entered into an agreement to purchase an approximately one acre parcel of real property next to our Las Vegas headquarters for $800,000. The property is currently in escrow and is expected to close in April 2005. (See Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.)

San Luis Rio Colorado, Mexico.   We manufacture some casino chips, all playing cards, dice, all plastic products, some layouts and some processes for tables at two facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured and an approximately 66,000 square foot facility used for playing cards, some woodshop processes, and layout products production. We lease our main 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004. In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the amount may be prorated, commensurate with the space we elect to use. We own the 66,000 square foot facility. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements Note 14.)

Beaune, France.   We own an approximately 33,000 square foot manufacturing and administrative facility, in Beaune, France. On January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 US as of January 9, 2004) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for a building expansion, which included approximately 3,600 square feet of additional office and production space and 1,350 sq. feet of storage space. This expansion was completed in the third quarter of 2004.

On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to be completed in the second quarter of 2005, to extend the jeton and plaque production area. We anticipate the cost to be approximately $174,000, which will be paid for out of our operating funds. Additional expansion is planned for other production operations in 2005 but has not yet been finalized.

Facility Capacity.   With its current approximate 193,000 square feet as of December 31, 2004, of manufacturing facilities, plus the additional space of approximately 1,600 sq. feet, and other anticipated expansion in 2005, resulting from the GPI-SAS building expansion, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3   Legal Proceedings.

See Note 10—Commitments and Contingencies to the Notes to the Consolidated Financial Statements (Item 8) for information regarding legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

As of March 10, 2005, the Company moved its stock trading from the NASDAQ SmallCap Market to the NASDAQ National Market, and continued trading under the symbol “GPIC.”  Prior to the name change on September 1, 2004, the Company’s stock traded under the symbol “PSON.”  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 25, 2005, the closing price was $17.48 per share.

Fiscal Year	High	Low
2003 First Quarter	$4.40	$3.34
2003 Second Quarter	5.35	3.80
2003 Third Quarter	6.20	5.00
2003 Fourth Quarter	6.05	4.26
2004 First Quarter	5.66	3.90
2004 Second Quarter	4.40	3.31
2004 Third Quarter	8.85	3.85
2004 Fourth Quarter	25.44	9.55

Holders

There were 104 holders of record of our common stock as of March 17, 2005. We estimate that there are approximately 1,346 beneficial holders of our common stock based on the proxies distributed in connection with the May 2004 meeting of stockholders.

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

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219, and with a phone number of (718) 921-8247.

Purchases of Equity Securities by the Issuer

The Company made no purchase of GPIC equity securities during the fourth quarter of 2004.

Unregistered Sales

The Company has had no other unregistered sales of equity securities other than those reported in Form 8-K, Item 3.01, filed with the Securities and Exchange Commission on March 3, 2005.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	978,000 (1)	$2.47	430,450 (2)
Equity compensation plans not approved by security holders	None	None	None
Total	978,000	$2.47	430,450

(1)          Reflects the weighted average outstanding stock options to purchase 413,500 shares of common stock under our 1994 Long-Term Incentive Plan, and stock options to purchase 75,500 shares of common stock under our 1994 Directors’ Stock Option Plan, and for an aggregate of 489,000 shares. The anti-dilution warrants, issued in connection with the Combination, are not included in this table, as they do not represent compensation.

(2)          Of these shares, 369,450 were available for future issuance under our 1994 Long-Term Incentive Plan and 61,000 were available under our 1994 Directors’ Stock Option Plan.

See Note 12 of the Notes to the Consolidated Financial Statements for additional information about our equity-based compensation plans.

Item 6.   Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2004, 2003, and 2002 and as of December 31, 2004 and 2003, have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the fiscal years ended December 31, 2001 and 2000, and as of December 31, 2002 have been derived from our audited consolidated financial statements not included herein.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS was the purchaser of GPIC.   On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See

Part II—Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements—Notes 1 and 2).

The table below reflects historical information for the year ended December 31, 2000, which includes historical information for GPI-SAS for the entire year and the former Bud Jones since October 2000. The year ended December 31, 2001 includes historical information for GPI-SAS and for the former Bud Jones Company for the entire year, the chip manufacturing business of Trend Plastics, Inc. from August 2001 and T-K Specialty Company, Inc. from September 2001. The year ended December 31, 2002 includes historical information for GPI-SAS, the former Bud Jones Company, Trend Plastics, T-K Specialty Company, Inc. for the entire year and the former Paul-Son Gaming Corporation and its subsidiaries from September 12, 2002. The years ended December 31, 2003 and 2004 include historical information for all entities described above, for the full years.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Operations statement data:(1)
Revenues	$44,585	$36,171	$21,861	$23,089	$11,353
Cost of revenues	27,249	22,387	14,770	15,849	7,055
Gross profit	17,336	13,784	7,091	7,240	4,298
Selling, general and administrative expenses	13,260	12,042	7,607	5,698	2,911
Restructuring and costs associated with Combination	—	—	622	—	—
Operating income (loss)	4,076	1,742	(1,138)	1,542	1,387
Gain (loss) on foreign currency transactions	(155)	(292)	(529)	225	85
Interest expense	(253)	(264)	(232)	(170)	(107)
Other income (expense)	98	148	128	124	92
Total other income (expense)	(310)	(408)	(633)	179	70
Income (loss) before income tax expense	3,766	1,334	(1,771)	1,721	1,457
Income tax expense	1,152	101	383	737	501
Net income (loss)	$2,614	$1,233	$(2,154)	$984	$956
Earnings (loss) per share:
Basic	$0.34	$0.16	$(0.42)	$0.24	$3.54
Diluted	$0.34	$0.16	$(0.42)	$0.24	$3.54
Basic	7,608	7,595	5,131	4,054	270
Diluted	7,754	7,672	5,131	4,054	270

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance sheet data:(1)
Cash and cash equivalents	$8,012	$4,186	$2,333	$4,254	$2,236
Working capital	12,230	7,327	6,240	3,919	4,877
Property and equipment, net	9,469	8,658	9,500	4,485	4,143
Total assets	39,225	28,596	28,157	21,425	16,305
Current liabilities	13,960	9,219	8,672	8,772	5,581
Long-term debt, less current maturities	2,856	1,563	3,576	2,333	857
Stockholders’ equity	21,620	17,814	15,478	10,204	9,429

(1)          Cash dividends paid were $0 for all periods.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

At our annual stockholders’ meeting on May 26, 2004, the stockholders voted to change our company name. As a consequence, Paul-Son Gaming Corporation became Gaming Partners International Corporation as of September 1, 2004; the NASDAQ stock ticker symbol became GPIC. This change reflects the fundamental positioning of the Company within the industry, partnering with legal casinos worldwide, and continuing to provide gaming supplies for gaming table operations. Paul-Son Gaming Supplies, Inc. became Gaming Partners International USA, Inc., Etablissements Bourgogne et Grasset SAS became Gaming Partners International SAS, and, effective January 22, 2005, Paul-Son Mexicana, S.A. de C.V. became GPI Mexicana S.A. de C.V. Our current product brand names will remain the same.

Management determined that it would be more efficient to combine our Kansas City, Kansas chip manufacturing operations with our Las Vegas, Nevada chip manufacturing operations. During the second quarter of 2004, we successfully relocated substantially all of our Kansas manufacturing equipment and a few employees to Las Vegas, Nevada. The relocation was completed during the third quarter of 2004. The Kansas operation formerly consisted of approximately seven employees with equipment used in the manufacturing process of certain gaming chips. We also relocated our dice manufacturing that was in Las Vegas to Mexico in the first quarter of 2005 in order to realize greater overall dice production efficiencies.

During the fourth quarter of 2004, we entered into an agreement to purchase real property next to our Las Vegas Headquarters for $800,000, which agreement was approved by the probate court on March 11, 2005. The property is currently in escrow and is expected to close in April 2005. We intend to use the property for additional employee parking.

On March 3, 2005, we received approval from NASDAQ to transfer the listing of our common stock from the NASDAQ SmallCap Market to the NASDAQ National Market. We elected to transfer our listing because we believe that listing on the NASDAQ National Market will provide increased visibility for the Company and liquidity for our common stock. Our common stock began trading on the NASDAQ National Market effective March 10, 2005, under the same ticker symbol, GPIC.

Overview

Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.” The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “Forward-Looking Information Statements and Risk Factors” below.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS is the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1 and 2).

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis Rio Colorado, Mexico, and Atlantic City, New Jersey.

The Combination resulted in substantial changes to the Company. The size of the combined company, both measured in first revenues and second, assets and liabilities, is substantially larger than the company prior to the Combination. Substantial costs were incurred in effecting the Combination, and management has implemented various changes to integrate the constituent companies, to reduce redundancies and to incorporate the new strategies for the combined company. As a result, the historical results of operations and discussions of financial condition, liquidity and capital resources contained herein, to the extent that they are based on the former B&G and/or the former Bud Jones prior to the Combination, may not be meaningful with respect to the results of operations, financial condition liquidity and capital resources of the combined Company going forward on a post-Combination basis.

Our products on display at the 2004 Global Gaming Expo in Las Vegas, Nevada and the 2004 and 2005 ICE show in London, England included our gaming chips with embedded RFID technology and corresponding chip readers. We have been working for several years to apply the RFID technologies to gaming chips. RFID microchips are available for each brand and type of our gaming chips. We hold several patents concerning the embedding process of RFID microchips and an exclusive license for the use of these RFID chips in gaming chips in the United States. We also sell several types of related gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses. Our gaming chips with embedded RFID microchips and readers help to protect the casinos from redeeming at face value, counterfeit or stolen chips and to improve the efficiency of table game management.

We have been informed that one of our competitors is currently marketing a gaming chip product that claims to have an embedded microchip and by doing so has allegedly challenged the validity of the patents now owned by Shuffle Master, Inc., as they relate to this competitor. Shuffle Master Inc. is currently investigating the possible infringement. Although we do not control Shuffle Master, Inc., and further, there can be no assurance that Shuffle Master Inc. will be successful in any effort, we believe that they will take all reasonable actions necessary to preserve all rights and remedies with regard to these patents.

The following are the most important factors and trends that contribute to our operating performance:

•       A number of states in the United States and foreign countries are currently considering legislation to legalize or expand gaming. Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue. The timing and occurrence of these events remain uncertain. Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world. Of particular importance has been the opening of new and existing casinos in Macao in 2004 and the anticipated openings in 2005. Macao is controlled by the Peoples Republic of China. Any material adverse change in the gaming regulatory structure or any reduction in the growth rate of new and existing casinos in Macao may have a material adverse effect on our business and results of operations.

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

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.1%	61.9%	67.6%
Gross profit	38.9%	38.1%	32.4%
Selling, general and administrative expenses	29.8%	33.3%	34.8%
Restructuring and costs associated with Combination	—	—	2.8%
Operating income (loss)	9.1%	4.8%	(5.2)%
Loss on foreign currency transactions	(0.3)%	(0.8)%	(2.4)%
Interest expense	(0.5)%	(0.7)%	(1.1)%
Other income, net	0.2%	0.4%	0.6%
Income tax expense	(2.6)%	(0.3)%	(1.8)%
Net income (loss)	5.9%	3.4%	(9.9)%

The following table details the Company’s historical revenues by product line:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Casino chips	$26,566	$18,200	$14,200
Table layouts	4,516	4,270	1,875
Playing cards	4,440	4,472	1,477
Gaming furniture	1,843	1,785	849
Dice	2,669	2,701	1,856
Table accessories and other products	4,551	4,743	1,604
Total	$44,585	$36,171	$21,861

Comparison of Operations for the Years Ended December 31, 2004 and 2003

Revenues.   For the year ended December 31, 2004, revenues were approximately $44.6 million, an increase of approximately $8.4 million, versus revenues of approximately $36.2 million for the year ended December 31, 2003. The increase in revenues for 2004 was principally the result of GPI-SAS’ sales to new casinos in Asia in the second and the fourth quarters of 2004. In the fourth quarter of 2004, GPI-SAS had an increase in sales of approximately $4.0 million compared to the same period in 2003. This increase was due mainly to sales to new and existing casinos opening in Macao. In the second quarter of 2004, GPI-SAS had an increase in sales of $4.7 million compared to the same period in 2003. This increase was due to sales in Myanmar, the Philippines and Canada for $2.3 million, $1.7 million and $700,000, respectively. In the second quarter of 2004, the U.S. operations had a sale to a casino in Canada for approximately $1.0 million. These second and fourth quarter increases in revenue, were partially offset by decreased revenues in the first quarter of 2004 due to the timing and demand variability for casino openings and expansion.

For the year ended December 31, 2003, revenues included approximately $1.2 million in sales for a large U.S. casino opening in the second quarter of 2003, and sales to an Asian casino for approximately $1.9 million during the second quarter of 2003 and $1.8 million during the fourth quarter of 2003.

Cost of Revenues.   Cost of revenues, as a percentage of sales decreased to 61.1% for 2004, compared to 61.9% for 2003. The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the product mix at GPI-SAS, which had a higher percentage of the European gaming chip production in the 2004 year, compared to 2003.

Gross Profit.   Gross profit for the year ended December 31, 2004 increased in absolute dollars by approximately $3.6 million from 2003. This occurred as a result of the aforementioned increase in revenues of approximately $8.4 million and the decrease in cost of revenues as a percentage of sales.

	Years Ended December 31,
	2004	Revenue %	2003	Revenue %
	(dollars in thousands)
	(unaudited)
Product development	$259	0.6%	$154	0.4%
Marketing and sales	3,768	8.5%	3,168	8.8%
Depreciation and amortization	1,997	4.5%	2,122	5.9%
General and administrative	7,236	16.2%	6,598	18.2%
Total operating expenses	$13,260	29.8%	$12,042	33.3%

Operating Expenses.   Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased to approximately $13.3 million during the year ended December 31, 2004 from approximately $12.0 million during the twelve months ended December 31, 2003. This increase was primarily attributable to an increase in product development and marketing and sales expense of approximately $705,000 due to costs associated with the name change and new catalogs and advertising, Enpat and Shuffle Master royalties, CIAS fees, sales commissions and bonuses. As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $341,000 in expenses were incurred in the second and third quarters of 2004. Our legal and regulatory license fees for the years ended December 31, 2004 and 2003 amounted to $456,000 and $264,000, respectively; primarily due to increases in legal expenses due to the name change and issues associated with public reporting.

	Years Ended December 31,
	2004	Revenue %	2003	Revenue %
	(dollars in thousands)
	(unaudited)
Loss on foreign currency transactions	$(155)	(0.3)%	$(292)	(0.8)%
Gain on sale of marketable securities	55	0.1%	98	0.3%
Other income (expense)	43	0.1%	50	0.1%
Total other income excluding interest expense	$(57)	(0.1)%	$(144)	(0.4)%

Other Income (Expense), (excluding Interest Expense).   During the year ended December 31, 2004, other income (expense), including losses on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) decreased to approximately $57,000 in expense from approximately $144,000 in expense during the year ended December 31, 2003. This decrease of approximately $87,000 was principally the result of a decrease in foreign currency exchange losses from $292,000 in 2003 compared to $155,000 in 2004. The variation in foreign currency transactions occurred as a result of an increase in the Euro and the sales activity in foreign currencies between the quarterly periods. This was partially offset by a decrease in both other income and gain on sale of marketable securities. Therefore, beginning with the second quarter of 2003, the foreign currency exchange loss related to such loans does not impact the statement of operations.

Interest Expense.   For the year ended December 31, 2004, interest expense decreased to approximately $253,000 from approximately $264,000 for the year ended December 31, 2003. This decrease of approximately $11,000 was primarily caused by a slight decrease in the average outstanding debt amounts in 2004 as compared to 2003, due to normal payments.

Income Taxes.   During the year ended December 31, 2004, we recorded an income tax expense of approximately $1,152,000 as compared to a tax expense of approximately $101,000 for the year ended December 31, 2003. The increase in income tax expense for the year ended December 31, 2004 is primarily a result of the Company’s higher foreign revenues. It is likely that in the future the Company will dividend amounts from GPI-SAS, to GPI-USA. If such dividends occur, it is likely that the Company’s net operating losses will be diminished, and that the Company will generate excess foreign tax credits, which will carry forward 10 years. The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income.   For the year ended December 31, 2004, we recorded net income of approximately $2.6 million compared to income of $1.2 million for 2003. This increase in net income of approximately $1.4 million occurred principally as a result of the aforementioned factors.

Comparison of Operations for the Years Ended December 31, 2003 and 2002

Revenues.   For the year ended December 31, 2003, revenues were approximately $36.2 million, an increase of approximately $14.3 million, or 65.5%, versus revenues of approximately $21.9 million for the year ended December 31, 2002. This increase in revenues for 2003 was principally the result of the inclusion of the revenues for our combined operations in the twelve-month period, compared to GPI-SAS’s revenues reported in the 2002 period, except for the period between September 12, 2002 and December 31, 2002, which includes revenues of GPIC and its pre-combination subsidiaries. Additionally, after the Combination and the merger between the former Paul-Son Gaming Supplies, Inc. and Bud Jones, some discounting practices were reduced and some sales prices increased. Revenues for 2003 also benefited from two substantial orders, including $1.2 million for a new casino opening in the U.S. and $3.7 million to a casino customer in Asia. This increase was partially offset by decreased sales of approximately $3.2 million in 2003 reflecting a decline in demand for “Euro” denominated chips, as many European casinos converted to these chips during 2001 and early 2002.

Cost of Revenues.   Cost of revenues, as a percentage of sales, decreased to 61.9% for 2003, compared to 67.6% during 2002. This decrease in cost of revenues occurred principally due to (a) the inclusion of GPI-USA’s cost of revenues for the twelve months ended December 31, 2003, which typically has lower cost of revenues than GPI-SAS, that were not included in the same period of 2002, except for the period between September 12, 2002 and December 31, 2002, and (b) increased production efficiencies as a result of the Combination.

Gross Profit.   Gross profit in absolute dollars for 2003 increased by approximately $6.7 million from 2002 and the actual gross profit margin percentage increased to 38.1% for 2003 from 32.4% in 2002. This occurred as a result of the aforementioned increase in revenues of approximately $14.3 million offset, in part, by the increase in cost of revenues to $22.4 million for 2003 compared to $14.8 million in 2002. A full twelve-months of GPI-USA’s revenues and cost of revenues were included in 2003 compared to only 111 days in 2002. Since GPI-USA typically has a higher gross profit margin than GPI-SAS, the overall gross profit increased for 2003 compared to 2002. Also, the absence of certain discounting practices and increased sale prices during the 2003 period compared to the prior year, contributed to the increase in gross profit.

	Years Ended December 31,
	2003	Revenue %	2002	Revenue %
	(dollars in thousands)
	(unaudited)
Product development	$154	0.4%	$142	0.6%
Marketing and sales	3,168	8.8%	2,424	11.1%
Depreciation and amortization	2,122	5.9%	1,509	6.9%
General and administrative	6,598	18.2%	4,154	19.0%
Total operating expenses	$12,042	33.3%	$8,229	37.6%

Operating Expenses.   During the year ended December 31, 2003, operating expenses, which include product development, marketing and sales, and general and administrative costs (including depreciation and amortization), increased approximately $3.8 million from approximately $8.2 million in 2002 to approximately $12.0 million. This increase was primarily attributable to the inclusion of operating expenses of GPI-USA in the 2003 period. In 2002, we incurred restructuring costs of $622,000 associated with the Combination and no similar costs were incurred in 2003. No operating expenses of GPI-USA were included in the comparable period of 2002, except for the period between September 12, 2002 and December 31, 2002, which includes GPI-USA and its pre-combination subsidiaries. As a percentage of revenues, operating expenses for the year of 2003 decreased to 33.3% from 34.8% for the comparable period in 2002, as a result of continued efficiencies realized in the business combination in 2002 and a $369,000 receipt of a legal settlement in the fourth quarter of 2003. Our operating expenses for the twelve-month period include professional fees of approximately $1.0 million, of which $259,000 is associated with public reporting and regulatory expenses and $127,000 is related to GPI-SAS for the twelve months ended December 31, 2003, the remainder relates to legal, accounting and regulatory fees.

	Years Ended December 31,
	2003	Revenue %	2002	Revenue %
	(dollars in thousands)
	(unaudited)
Loss on foreign currency transactions	$(292)	(0.8)%	$(529)	(2.4)%
Gain (losses) on sale of marketable securities	98	0.3%	98	0.4%
Other income (expense)	50	0.1%	30	0.1%
Total other income (expense, excluding interest expense	$(144)	(0.4)%	$(401)	(1.9)%

Other Income/Expense.   During the year ended December 31, 2003, other income, including loss on foreign currency transactions, interest expense, and other income (including gains (losses) on sales of marketable equity securities), decreased to approximately $408,000 in expense from approximately $633,000 of expense during the twelve months ended December 31, 2002. This decrease of approximately $225,000 was principally the result of an increase in other income of $20,000 from miscellaneous refunds and by decreased losses on foreign currency exchange of $237,000; partially offset by increased interest expense of $32,000, primarily due to the inclusion of the full year of GPI-USA debt. The variation in foreign currency transactions to $292,000 in 2003 from $529,000 in 2002 occurred as a result of an increase in the Euro in 2003 compared to 2002. Additionally, management changed its estimates for intercompany loans, which are now intended not to be repaid in the foreseeable future. Therefore, as of the second quarter of 2003, the foreign currency exchange loss related to such loans did not impact the statements of operations.

Interest Expense.   For the year ended December 31, 2003, interest expense increased to approximately $264,000 from approximately $232,000 in 2002. This increase of approximately $32,000 was caused by an increase in the average outstanding debt amounts in 2003 as compared to 2002, due generally to the inclusion of GPI-USA’s debt for the year 2003, which was not included in the same periods in 2002, except for the period between September 12, 2002 and December 31, 2002, which includes GPI-USA and its pre-combination subsidiaries.

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

Liquidity and Capital Resources

Overview.   We believe that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations on a short-term basis. As of December 31, 2004, we had approximately $8.0 million in cash and cash equivalents and $5.0 million in marketable securities. For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including other lending facilities in the United States or abroad. There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to us. We also hope to continue to realize some additional benefits of the Combination-related efficiencies in 2005.

Working Capital and Cash Flow.   Working capital totaled approximately $12.2 million at December 31, 2004, compared to approximately $7.3 million in working capital at December 31, 2003. Working capital increased by approximately $4.9 million in 2004 primarily due to an increase in current assets of $9.6 million, offset by an increase in current liabilities of $4.7 million. Overall, cash increased by approximately $3.8 million from December 31, 2003 to December 31, 2004.

The increase in current assets in 2004 was due primarily to an increase in cash and cash equivalents of $3.8 million and marketable securities of $2.4 million due to increased sales and the receipt of an income tax receivable of $224,000 during the third quarter of 2004 relating to the filing of the final 2003 income tax return. In the Consolidated Statements of Cash Flows for the year ended 2004, this increase in current assets was partially improved by an increase in inventories of $1.9 million; an increase in deferred tax asset of $1.0 million primarily due to our foreign operations; and an increase in accounts receivable of $174,000.

The increase in current liabilities in 2004 was due primarily to an increase in taxes payable of approximately $1.5 million, as a result of our foreign operations and currency translation adjustments; an increase of approximately $2.1 million in accounts payable primarily due to the purchase of microchips for our RFID embedded gaming chips, additional purchases of raw material and machinery equipment, the expansion for our plant in France; and an increase in customer deposits of $1.9 million, due to the timing of deposits on large orders primarily at GPI-SAS. These increases were offset primarily by the reclassification of $1.7 million of debt from current maturities of long-term debt to long-term debt, related to the GPI-SAS loan.

Net Cash Flow.   Net cash flow provided by operating activities was approximately $8.2 million during 2004, as compared to operating cash provided by operating activities of approximately $3.1 million during 2003. In 2004, the primary operational sources of cash were related to net income, and the increase in customer deposits of $1.9 million; partially offset by increased inventory purchases. In 2003, the primary operational sources of cash were related to an income tax refund of approximately $846,000 and the primary operational use of cash was the decrease in accounts payable, customer deposits, inventory and other current assets, including prepaids of approximately $2.1 million.

Our investing activities resulted in net cash used of approximately $5.1 million for 2004, compared to approximately $2.6 million in net cash used by investing activities for 2003. During 2004, we used net cash of $1.9 million to purchase marketable securities and mutual funds as compared to net cash used to purchase of marketable securities in 2003 of $815,000. In addition, we used cash of approximately $2.9 million to purchase property and equipment to facilitate increased production.

Net cash flow provided by financing activities for the year ended December 31, 2004 related to the net repayment of long term debt of $195,000 compared to the net repayment of long term debt of $219,000 in 2003; offset by proceeds from issuance of common stock for approximately $649,000. In the fourth quarter of 2004, our employees and directors exercised 79,500 options and 55,000 warrants at an average exercise price of $6.93 per share. Overall, our cash balance increased from December 31, 2003 to December 31, 2004 by approximately $3.8 million.

Secured Debt.   In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2003 and March 31, 2004, GPI-SAS’ ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits. However GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 and September 30, 2004. GPI-SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.71 and 0.18, respectively, as of September 30, 2004. We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004, and it remains classified as long term debt as of December 31, 2004.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum. This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable. As of December 31, 2004, there is no prepayment penalty.

On January 9, 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 US at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France. The general terms of this loan are as follows:

•       Interest Rate. 3.6%, fixed per annum.

•       Maturity Date. The maturity date is January 2010.

•       Security. The loan is secured by a mortgage on the building premises.

•       Monthly Payment. 4,720 Euros; no balloon payment.

Seasonality.   We do not typically experience seasonality relative to our revenues, except, potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August, due to holiday.

Las Vegas, Nevada Facilities.   In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust. See “Secured Debt” above. In connection with the Combination, the former Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002.

San Luis Rio Colorado, Mexico Facilities.   We lease a 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004. In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the rent amount may be prorated, commensurate with the space that we elect to use. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14).

Beaune, France Facilities.   We own an approximately 33,000 square foot manufacturing and administrative facility in Beaune, France. In January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 US as of January 9, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion. See “Secured Debt” above. On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to be completed in the second quarter of 2005, to extend the jeton and plaque production area. We anticipate the cost to be approximately $174,000, which will be paid for out of our operating funds. Additional expansion is planned for other production operations in 2005, but has not yet been finalized.

Capital Expenditures.   We currently plan to purchase approximately $1.0 million to $3.0 million in capital equipment and improvements in 2005. In addition, in the fourth quarter of 2004, we entered into an agreement to purchase an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000. The property is currently in escrow and is expected to close in April 2005. We intend to use the property for additional employee parking. Additional expansion is also planned for 2005 at the French location, due to the increased sales in the far eastern part of the world.

Inventory.   During the last several years we have had inventory obsolescence charges, which contributed to the cost of sales as a percentage of revenues. Several factors contributed to these provisions, including changes in materials, thereby causing certain obsolescence and slow movement of certain products. Additionally, increased security features added to casino playing cards and casino chips, which made certain materials or finished goods on hand at the time obsolete, contribute to the provisions recorded.

Contractual Obligations and Commercial Commitments

The following table presents contractual obligations and commercial commitments as of December 31, 2004.

The impact that our contractual obligations are anticipated to have on our liquidity and cash flow in future periods is reflected in the table below. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2004, except for our land purchase. Operating leases on a month-to-month basis are not included in the table below. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 10).

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Beyond
	(in thousands)
Long-term debt(1)	$3,349	$705	$1,545	$176	$923
Capital lease obligations	628	416	196	16	—
Purchase and other commitment obligations(2)	3,977	1,771	1,331	250	625
Interest	852	240	177	150	285
Operating leases	1,095	181	639	275	—
Total Contractual Cash Obligations	$9,901	$3,313	$3,888	$867	$1,833

(1)          The total represents the expected cash payments of our long-term debt, including the current portion of the long-term debt, but excluding any fair value adjustments.

(2)          Amounts represent purchase obligations, agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and employment agreements that are enforceable and legally binding on us and that specify all significant terms, but excluding any agreements that are cancelable without penalty.

Related Party Transactions

Our majority stockholder, Holding Wilson, S.A., provided assistance for the acquisition of the former Bud Jones, Trend Plastics, Inc., and T-K Specialty Company, Inc. Fees charged to us by our majority stockholder for the years ended December 31, 2004, 2003 and 2002 were approximately $0, $0, and $43,000, respectively.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of GPI-USA, provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders. After December 31, 2004, we will no longer purchase any products from Ron-Lyn Enterprises. For the fiscal years ended December 31, 2004, 2003 and the 111 days ended December 31, 2002, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $186,000, $113,300 and $12,000, respectively.

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico. The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14).

Neither Mr. Coiro nor Mr. Moreno is a director or executive officer. We require the Audit Committee of our board of directors to review related party transactions involving our directors and executive officers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including revenue recognition, accounting for stock-based compensation, the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of obsolete, excess or slowing moving inventories, and the estimated cash flows in assessing the recoverability of long-lived assets, require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The policies and estimates discussed below are considered by management to be those in which our policies, estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

Revenue Recognition

Revenue may be recognized under different methods, depending on the circumstances. In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Generally, that means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time, the products are deemed delivered. We typically sell our products with payment terms of net 30 days or less and generally require a 50% down payment.

We offer a limited standard warranty on some of our products, primarily in France. Warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 24% of our total assets in 2004 and 30% in 2003. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations and the life and depreciation amounts established. However, a change in our estimates may result in an adjustment to our depreciation expense or to the gain or loss realized on the disposal of an asset(s), which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

We have approximately $3.1 million in goodwill and other intangible assets on our consolidated balance sheet at December 31, 2004 and $3.3 million at December 31, 2003, primarily resulting from our acquisition of other businesses. Effective November 1, 2002, in connection with the implementation of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets,” goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangibles with indefinite lives for impairment, annually as of December 31, 2004, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. We completed the annual goodwill impairment test, and as a result of this test, no impairment of goodwill was deemed necessary. Management made its judgment about the fair value of our goodwill with assistance from an independent accountant and reviewed by an appraiser.

Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized using the straight-line method, over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated value. Factors that we consider important that could trigger an impairment review or adjustment, that may cause it to not be recoverable include the following:

•       a significant adverse change in legal factors or in the business climate

•       an adverse action or assessment by a regulator

•       unanticipated competition

•       negative historical experience

•       a negative change in the estimate of the useful lives of products

•       technological obsolescence potential

•       a negative estimate of the commercial viability of our patents and licenses

•       the loss of key personnel

•       a significant change in the manner of our use of our acquired assets or the strategy for our business operations

•       a significant decrease in the market price of an asset

•       a current period operating or cash flow loss, combined with a history of operating or cash flow losses or a projection or forecast that demonstrates reduced profitability associated with the use of an asset

•       a current belief or expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life

All of these assessments require management judgment. Any changes in the key assumptions about the business and its prospects, or changes in the market conditions or other external conditions, could result in an impairment charge and such charge could have a material adverse effect on our consolidated results of operations.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, both foreign and domestic, changes to statutory tax rates and changes to future taxable income estimates.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly subjective and judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive loss, as appropriate.

Bad Debt Reserves

We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, and reviewed on an ongoing basis, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s ability to meet its financial obligations. At December 31, 2004 and 2003, we had $296,000 and $382,000, respectively, in our bad debt reserves, representing 7.6% and 10.1%, respectively, of total accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts. Our estimates have been within our expectations and the provisions established. However, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments to our bad debt reserves.

Inventory

We evaluate our inventory for slow-moving, excess, and obsolete inventory that may not be saleable or recoverable. Analysis of inventory levels, market conditions and future sales forecasts are some of the methodologies for estimating the inventory write-downs. Historical inventory usage activity, industry trends, and scrap rates are considered in determining the level of reserves. As with many estimates, management must make judgments about potential actions by third parties, including customer demands in establishing and evaluating our inventory reserves.

Equity Compensation Plans

We currently account for our stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is required to be recognized. However, after June 15, 2005, GPIC will be required to expense these costs pursuant to the recent Financial Accounting Standards Board (“FASB”) SFAS 123-R.

Under both methods, the Black-Scholes option-pricing model is used, which requires management to make assumptions. The most significant assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option, which is based on historical data, the underlying option value estimates, such as the risk-free interest rate, and tax deductions for employees. If these estimates differ from actual results, the disclosed amounts for the pro forma net income and earnings for this year and the results for actual results of operations in the future under SFAS 123-R could be significantly different.

Earnings (Loss) Per Share or EPS

In accordance with SFAS No. 128, “Earnings per Share,” basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows:

	2004	2003	2002
Weighted average number of common shares outstanding—Basic	7,607,900	7,594,900	5,131,000
Potential dilution form equity grants	146,300	77,354	—
Weighted average number of common shares outstanding—Diluted	7,754,200	7,672,254	5,131,000

For the years ended December 31, 2004, 2003, and 2002, 270,000, 203,500 and 649,500 shares respectively, would have been included in the calculation of diluted EPS; however the exercise price of those options exceeded the average market price.

Recently Issued and Adopted Accounting Guidance

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 “SFAS 123-R”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. GPIC is required to adopt SFAS 123-R in the third quarter of fiscal 2005. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R. We believe the impact of adopting SFAS 123-R will result in additional expense for 2005. This estimate is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

Forward-Looking Information Statements and Risk Factors

Through this Annual Report on Form 10-K, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipate performance, development and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Demand for our products would be adversely affected by:

•        a reduction in the growth rate of new and existing casinos and markets particularly in Asia;

•        delays of scheduled openings of newly constructed or planned casinos; and

•        a decline in the public acceptance of gaming.

Our intellectual property rights are subject to risks, including:

•        potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed products and technology;

•        competitors’ infringement upon our existing trademarks, patents and copyrights;

•        costs in defending our intellectual property rights against unexpected claims;

•        approval of competitors’ patent applications that may restrict our ability to compete effectively; and

•        successful challenge of the patents underlying our exclusive license regarding our RFID embedded gaming chips.

Our business is vulnerable to changing economic conditions, including:

•        unfavorable changes in economic conditions including those that affect the relative health of the gaming industry;

•        higher than anticipated manufacturing, selling, administrative, legal and/or distribution costs;

•        unfavorable changes in United States or foreign state or federal taxation laws or application of such laws that could reduce our profitability;

•        political or economic instability in international markets;

•        changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments;

•        issuance of a substantial number of shares of our common stock, or the perception that this will occur;

•        fluctuations in foreign exchange rates, tariffs and other trade barriers;

•        an inability to effectively hedge our foreign currency exposures; and

•        consolidations within the casino industry.

We operate in a highly regulated industry and our ability to sell our products in certain jurisdictions could be adversely affected by:

•        unfavorable public referendums or anti-gaming legislation, especially in other countries;

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

•        the development of competing new technologies, making ours obsolete or undesirable;

•        failure of the casino industry to accept RFID technology with respect to gaming chips and readers; and

•        an increase in the popularity of competitors’ products.

Investors may not be able to exercise control over our Company as a result of principal stockholders’ ownership due to:

•        the current executive officers and directors of our Company beneficially own approximately 68.8% of our outstanding common stock as of March 15, 2005. As a result, the executive officers and directors of our Company can significantly influence the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;

•        this concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even when such change of control is in the best interests of stockholders; and

•        this concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our Company’s other stockholders.

Our outstanding debt obligations subject us to certain additional risks, including:

•        increasing our vulnerability to general adverse economic and industry conditions;

•        limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•        requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•        limiting our flexibility in planning for, or reacting to, changes in or business and the industry; and

•        creating a disadvantage to us compared to competitors with less indebtedness.

We are subject to risk related to our combination with GPI-SAS, including:

•        unexpected fees, charges, taxes or costs that could result from the Combination; and

•        volatility in our intercompany international operations.

Our business operations are subject to other risks, including:

•        the loss or retirement of our key executives of other key employees;

•        the limited or unique key suppliers for certain raw materials;

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

•        casualty theft or loss of our gaming chips, prior to delivery to casinos;

•        agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk;

•        natural disasters or acts of God that are concentrated in major gambling locations;

•        acts of war, potential domestic or international terrorist incidents; and

•        any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

In addition to the risks above, new legislation or regulations requiring stricter corporate governance and financial reporting standards will lead to an increase in our costs of compliance. Beginning in fiscal 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our 2006 and post-2005 Annual Reports on Form 10-K. While we intend to fully comply with these new laws and regulations, a failure to comply may impact market perception of our financial condition and could materially harm our business and operating results.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

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

We are subject to foreign currency exchange risk relating to the translation of GPI-SAS’ assets, liabilities, and income and expense accounts. The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on our condensed consolidated balance sheet. GPI-SAS uses the local currency as its functional currency.

The assets and liabilities of GPI-SAS are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statement of operations. The U.S. dollar weakened against the Euro from $0.79670 at December 31, 2003 to $0.73310 at December 31, 2004. For the twelve months ended December 31, 2004, we did not have any forwards, options or other derivative contracts in force.

Although our manufacturing is partially performed in Mexico, the functional currency of GPI-Mexico is considered to be the U.S. dollar. GPI-Mexico is funded by our U.S. subsidiary in U.S. dollars and GPI-Mexico does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate its manufacturing plants. Balance sheet accounts of GPI-Mexico are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of GPI-Mexico is not subject to translation adjustment risk.

Because of our significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between GPI-SAS and other foreign countries, which have currencies that are different than the Euro. Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations. To minimize the financial impact of these items, we attempt to contract a majority of our services in U.S. dollars. We continually monitor the currency exchange risk associated with all transactions not denominated in the U.S. dollar.

Interest Rate Risk.   Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2004, we had total interest bearing debt and capital lease obligations of approximately $4.0 million. Of this amount, approximately $3.0 million has a fixed rate of interest and we believe that these agreements have fair values, which approximate reported amounts.

The remaining approximately $1.0 million of interest bearing obligations have variable interest rates which are tied to the (i) U.S.-based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S.-based prime lending rate, which is approximately 5.25% as of December 31, 2004, and to the extent there are significant increases to LIBOR that would exceed a floor of 8%, we would have increased interest expense on approximately $1.0 million of debt over the succeeding eight years. For each 1.0% increase in interest rates, we would incur increased interest expense of approximately $10,000 over the next twelve-month period.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation (formerly known as Paul-Son Gaming Corporation) and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE AND TOUCHE LLP

Las Vegas, Nevada
March 31, 2005

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(dollars in thousands, except share amounts)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,012	$4,186
Marketable securities	4,971	2,580
Accounts receivables, less allowance for doubtful accounts of $296 and $382, respectively	3,591	3,417
Inventories	7,358	5,382
Prepaid expenses	488	490
Deferred income tax asset	1,032	24
Other current assets	738	467
Total current assets	26,190	16,546
Property and equipment, net	9,469	8,658
Goodwill, net	1,569	1,374
Other intangibles, net	1,580	1,897
Other assets, net	417	121
Total Assets	$39,225	$28,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,121	$2,609
Accounts payable	4,263	2,135
Accrued expenses	2,705	2,103
Customer deposits	3,532	1,601
Income taxes payable	1,831	297
Other current liabilities	508	474
Total current liabilities	13,960	9,219
Long-term debt, less current maturities	2,856	1,563
Deferred income tax liability	789	—
Total liabilities	17,605	10,782
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,729,400 and 7,594,900, respectively, issued and outstanding	77	76
Additional paid-in capital	14,901	14,253
Treasury stock, at cost, 8,061 shares	(196)	(196)
Retained earnings	5,225	2,611
Accumulated other comprehensive income	1,613	1,070
Total stockholders’ equity	21,620	17,814
Total Liabilities and Stockholders’ Equity	$39,225	$28,596

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,
(dollars in thousands, except per share amounts)

			(See Note 2)
	2004	2003	2002
Revenues	$44,585	$36,171	$21,861
Cost of revenues	27,249	22,387	14,770
Gross profit	17,336	13,784	7,091
Product development	259	154	142
Marketing and sales	3,768	3,168	2,424
Restructuring and costs associated with Combination	—	—	622
General and administrative	9,233	8,720	5,041
Operating income (loss)	4,076	1,742	(1,138)
Other income (expense)
Loss on foreign currency transactions	(155)	(292)	(529)
Interest expense	(253)	(264)	(232)
Other income, net	98	148	128
Income (loss) before income taxes	3,766	1,334	(1,771)
Income tax expense	1,152	101	383
Net income (loss)	$2,614	$1,233	$(2,154)
Earnings (loss) per share:
Basic	$0.34	$0.16	$(0.42)
Diluted	$0.34	$0.16	$(0.42)
Weighted-average shares outstanding
Basic	7,608	7,595	5,131
Diluted	7,754	7,672	5,131

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2004, 2003 and 2002
(dollars in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2002	$—	225,184	$7,683	$—	$—	$3,532	$(1,011)	$10,204
Net loss	(2,154)	—	—	—	—	(2,154)	—	(2,154)
Issuance of Paul-Son stock to B&G	—	3,828,452	(7,642)	7,642	—	—	—	—
Paul-Son stock outstanding prior to the Combination at September 12, 2002	—	3,541,264	35	6,611	(196)	—	—	6,450
Unrealized gain on securities, net of $4 tax	8	—	—	—	—	—	8	8
Foreign currency translation adjustment	970	—	—	—	—	—	970	970
Total Comprehensive Loss	$(1,176)	—	—	—	—	—	—	—
Balance, December 31, 2002		7,594,900	76	14,253	(196)	1,378	(33)	15,478
Net income	$1,233	—	—	—	—	1,233	—	1,233
Unrealized loss on securities, net of $1 tax	(34)	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	1,137	—	—	—	—	—	1,137	1,137
Total Comprehensive Income	$2,336	—	—	—	—	—	—	—
Balance, December 31, 2003		7,594,900	76	14,253	(196)	2,611	1,070	17,814
Net income	2,614	—	—	—	—	2,614	—	2,614
Unrealized loss on securities, net of $1 tax	(1)	—	—	—	—	—	(1)	(1)
Common stock options and warrants exercised	—	134,500	1	648	—	—	—	649
Foreign currency translation adjustment	544	—	—	—	—	—	544	544
Total Comprehensive Income	$3,157
Balance, December 31, 2004		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(dollars in thousands)

	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$2,614	$1,233	$(2,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,673	1,796	1,229
Amortization	324	326	280
Provision for bad debt	(86)	48	92
Provision for inventory obsolescence	(46)	206	61
Deferred income taxes	(1,008)	(24)	406
Loss on sale/disposal of property and equipment	3	—	61
Gain on sale of marketable equity securities	(55)	(98)	(33)
Change in operating assets and liabilities:
Accounts receivable	(88)	349	2,326
Income tax refund	—	846	(846)
Inventories	(1,930)	116	(187)
Other current assets, including prepaids	(269)	(72)	(710)
Accounts payable	2,128	(1,541)	(1,688)
Customer deposits	1,931	(575)	355
Accrued expenses	602	157	(427)
Income taxes payable	1,534	184	(1,525)
Deferred income taxes liability	789	—	—
Other current liabilities	34	135	680
Net cash provided by (used in) operating activities	8,150	3,086	(2,080)
Cash Flows from Investing Activities
Purchase of marketable equity securities	(12,202)	(12,770)	(571)
Proceeds from sale of marketable equity securities	10,258	11,955	418
Acquisition of property and equipment	(2,879)	(2,214)	(634)
Proceeds from sale of property and equipment	—	450	45
Cash acquired in business combination	—	—	1,143
(Increase) decrease in other assets	(296)	25	(107)
Net cash provided by (used in) investing activities	(5,119)	(2,554)	294
Cash Flows from Financing Activities
Proceeds from long-term debt	599	446	—
Repayment of long-term debt	(794)	(665)	(348)
Proceeds from issuance of common stock, net	649	—	—
Net cash provided by (used in) financing activities	454	(219)	(348)
Effect of exchange rate changes on cash	341	1,540	213
Net increase (decrease) in cash and cash equivalents	3,826	1,853	(1,921)
Cash and cash equivalents, beginning of year	4,186	2,333	4,254
Cash and cash equivalents, end of year	$8,012	$4,186	$2,333
Supplemental disclosure of cash flow information:
Cash paid for interest	$232	$252	$175
Cash paid (received from) income tax refunds or paid for income taxes	171	(913)	(1,125)
Non-cash transactions:
Non-cash currency translation adjustment	$544	$1,137	$970
Business combination:
Cash acquired	$—	$—	$1,143
Current assets, net of cash	—	—	4,582
Property and equipment, net	—	—	7,231
Other assets	—	—	535
Current liabilities	—	—	(2,764)
Long-term debt	—	—	(1,332)
Net equity	—	—	(9,395)
	$—	$—	$—

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “we,” “us,” or “our.”  The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004. The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K™ brands remain unchanged. The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA. The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS. The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V., or GPI-Mexico.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPI-SAS and GPI-SAS’ then wholly-owned subsidiary, the former Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS is the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, wheels, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of GPIC and its wholly owned subsidiaries, including GPI-SAS, GPI-USA and GPI-Mexico (See Note 2). The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc. were transferred into GPIC during the second quarter of 2004. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

As a result of this reverse acquisition treatment:  (a) our historical financial statements for periods prior to the Combination are no longer the financial statements of GPI-USA, as reported before the Combination, and are therefore no longer presented; (b) our historical financial statements for the periods

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

prior to the Combination are those of GPI-SAS (adjusted to reflect the number of shares GPI-USA issued to GPI-SAS as if they had been outstanding as of the earliest date presented); (c) based on the closing date of September 12, 2002, the consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 to December 31, 2002) of operating activity for GPI-USA and its subsidiaries (other than GPI-SAS and the former Bud Jones). The financial statements for the fiscal year ended December 31, 2002 include the consolidated results of GPI-SAS for the entire period presented. The consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 include all operating activity for GPIC and its subsidiaries, including GPI-SAS, GPI-USA and the former Bud Jones Company.

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

We also maintain an allowance for doubtful accounts. (See Note 13). We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s inability to meet its financial obligations.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” No. 115. Under SFAS No. 115, our securities are classified as available-for-sale and, as such, are carried at fair value with unrealized holding gains and losses excluded from earnings and reported within accumulated other comprehensive income (loss). The first-in, first-out method is used to determine the cost of securities disposed of. Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments.”  These investments are primarily held with one major financial institution in our name.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost or market, net of write-downs for slow-moving, excess and obsolete items. Cost is determined using the weighted average method in France and the first-in, first-out method in the United States of America. Inventories consist of dice, cards, chips, other gaming equipment and supplies.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. We include capitalized lease equipment in our property and equipment for financial statement purposes. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements	10-27
Furniture and equipment	5-10
Vehicles	4-7

Goodwill and Other Intangible Assets

Effective November 1, 2002, in connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” economic goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangible assets with indefinite lives for impairment, annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. We completed the annual goodwill impairment test as of December 31, 2004, and as a result of this test, no impairment of goodwill was deemed necessary. Management derived the fair value of our goodwill with assistance from an independent accountant and reviewed by an appraiser.

Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized, using the straight-line method over their original economic useful lives, up to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Debt

We include obligations from capitalized leases in our long and short-term debt captions for financial statement purposes.

Revenue Recognition

Substantially all revenue is recognized when products are shipped to our customers, according to the shipping terms. We typically sell our products with payment terms of net 30 days or less.

We offer a limited standard warranty on some of our products, primarily in France. Sales returns and warranty reserves are provided under the accrual basis and are based on estimates of future costs

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience. Sales returns were not material for us for the periods presented.

Income Taxes

We use SFAS No. 109, “Accounting for Income Taxes,” for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.

A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carryforwards.

GPIC and our subsidiaries file separate income tax returns in our respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Foreign Currency Transactions

The financial statements of GPI-SAS are measured using the Euro as the local functional currency. Assets and liabilities of GPI-SAS are translated into the U.S. Dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. Dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation” and are shown within accumulated other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

Comprehensive income includes net earnings as well as additional other comprehensive income. Our other comprehensive income also consists of unrealized gains and losses on available-for-sale securities, recorded net of tax, and cumulative translation adjustments.

Comprehensive income consists of the following:

	Years Ended December 31,
	2004	2003
Net income	$2,614	$1,233
Unrealized loss on securities, net of tax	(1)	(34)
Foreign currency translation adjustment	544	1,137
Total Comprehensive Income	$3,157	$2,336

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of slow moving, excess and obsolete inventories, estimates for the recoverability of long lived assets, litigation, claims and assessments; and/or the recoverability of goodwill. Actual results could differ from those estimates and assumptions.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. We had no impairment losses for each of the three years in the period ended December 31, 2004.

Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 15 for the presentation of the one business segment by geographic area.) Long-lived assets are principally real estate and, to a lesser extent, production assets in and through which business operations and products are manufactured and distributed.

Earnings (Loss) Per Share or “EPS”

In accordance with SFAS No. 128, “Earnings per Share,” basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Per share data is based on the number of our common shares as if the GPI-SAS shares had been converted into GPIC shares as of the earliest period presented. In order to compute the number of shares used in the calculation of basic and diluted income per share, the number of shares was converted into the equivalent GPIC shares and the 2002 number of shares included those equivalent shares as well as the outstanding shares of GPIC prior to the Combination. All common shares outstanding for 2004 and 2003 were used in the calculation of basic and diluted income per share for 2004 and 2003. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows:

	2004	2003	2002
Weighted average number of common shares outstanding—Basic	7,607,900	7,594,900	5,131,000
Potential dilution from equity grants	146,300	77,354	—
Weighted average number of common shares outstanding—Diluted	7,754,200	7,672,254	5,131,000

We have outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2004, 2003 and 2002 were approximately 270,000, 203,500 and 649,500, respectively.

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is required to be recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation- Transaction and Disclosure, an Amendment to SFAS No. 123,” our net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the fiscal years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except per share amounts):

		2004	2003	2002
Net income (loss):	As reported	$2,614	$1,233	$(2,154)
	Stock based compensation expense under fair value method	(150)	(199)	(87)
	Pro forma	$2,464	$1,034	$(2,241)
Net earnings (loss) per share:	As reported:
	Basic	$0.34	$0.16	$(0.42)
	Diluted	$0.34	$0.16	$(0.42)
	Pro forma:
	Basic	$0.32	$0.14	$(0.44)
	Diluted	$0.32	$0.14	$(0.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended 2004, 2003 and for the 111 days from September 12, 2002 through December 2002, respectively:  dividend yield of zero percent for all periods; expected volatility of 64%, 45%, and 40% for the years ended 2004 and

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

2003 and for the period ended December 31, 2002, respectively; risk-free interest rates of 3.63%, 3.38% and 3.5%, respectively, and an expected life of 2, 5, and 5 years, respectively, for each of the options granted.

	2004	2003
The weighted average fair value of options granted	$1.67	$1.12

Recently Issued Accounting Guidance

In November 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins July 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. We are currently evaluating the provisions SFAS No-123-R to determine the impact on our future financial statements.

Note 2.   Business Combinations

Pursuant to the Combination Agreement in September 2002, the Company acquired 100% of the stock of GPI-SAS (formerly known as B&G) in exchange for (a) shares of GPI-USA (formerly known as Paul-Son) common stock which immediately after the closing equaled 53.45% of the outstanding shares of GPIC’s common stock and (b) warrants to provide anti-dilution protection to the extent that the stock options and other rights to acquire GPIC’s common stock outstanding at the closing are subsequently exercised.

The Combination was accounted for as a reverse acquisition under United States of America generally accepted accounting principles with GPI-SAS considered the acquiring entity even though GPIC survives and is the legal parent of GPI-SAS. The consolidated financial statements for the years ended December 31, 2004 and 2003 include the results of GPIC and its post combination subsidiaries. The consolidated financial statements for the fiscal year ended December 31, 2002 include 111 days (September 12 through December 31, 2002) of operating activity for GPI-USA and its subsidiaries (other than GPI-SAS and the former Bud Jones).

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Business Combinations (Continued)

Pro forma unaudited financial information for GPI-USA for the year ended December 31, 2002 on a consolidated basis, giving effect to the Combination, as if it had occurred at the beginning of 2002 is shown below.  The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

2002
(in thousands, except share amounts)
Operating revenue	$34,943
Operating loss	(2,683)
Net loss	(4,326)
Net loss per share	(0.57)

Note 3.   Marketable Securities

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments.”  As of December 31, marketable securities consisted of the following (in thousands):

	2004	2003	2002
Proceeds from sales	$10,258	$11,955	$418
Gross realized gains	55	98	33

	December 31, 2004			December 31, 2003			December 31, 2002
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Available for sale mutual funds	$4,970	$1	$4,971	$2,579	$1	$2,580	$1,277	$52	$1,329

Note 4.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2004	2003
Raw materials	$4,503	$3,025
Work in process	1,449	1,144
Finished goods	1,406	1,213
Total	$7,358	$5,382

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2004	2003
Refundable value added tax	$435	$258
Deposit current	168	68
Other assets	135	141
Other current assets	$738	$467

Note 6.   Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2004	2003
Land	$853	$839
Buildings and improvements	5,439	4,499
Furniture and equipment	12,286	10,661
Vehicles	473	339
	19,051	16,338
Less accumulated depreciation	(9,582)	(7,680)
Property and equipment, net	$9,469	$8,658

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1,673,000, $1,796,000 and $1,229,000, respectively.

Note 7.   Goodwill and Other Intangible Assets (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,637	$(68)	$1,569	$1,435	$(61)	$1,374	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,007	(530)	477	1,007	(400)	607	8 to 14
Customer relationships	432	(233)	199	432	(166)	266	7
Non-compete agreements	730	(409)	321	730	(289)	441	5 to 6
Total	$4,426	$(1,277)	$3,149	$4,224	$(953)	$3,271

(1)          The amount of goodwill related to GPI-SAS for 2004 above, included the net effect of foreign currency exchange of $195,000.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Goodwill and Other Intangible Assets (in thousands): (Continued)

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $324,000, $326,000 and $280,000, respectively (in thousands):

Estimated Amortization Expense for the years ending December 31,
(in thousands)
2005	$287
2006	263
2007	260
2008	45
Thereafter	—
Total	$855

Note 8.   Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2004	2003
Wages and related costs	$752	$821
Accrued vacation	1,263	547
Accrued interest	15	15
Accrued sales taxes	160	215
Other accrued expenses	370	264
Accrued sales commissions	145	241
Accrued expenses	$2,705	$2,103

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Long-Term Debt and Pledged Assets

Long-term debt consists of the following at December 31 (in thousands):

	2004	2003
Note payable due to a commercial bank in quarterly installments of $150 including a fixed interest rate of 5.10% through February 2008. This note is guaranteed by the majority stockholder	$1,795	$2,124
Note payable to bank in monthly installments of approximately $7 including variable interest (approximately 8.0% at December 31, 2004 and 2003) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $872 balloon payment. The note is secured by a first deed of trust on our headquarters in Las Vegas, Nevada	969	979
Capital lease obligation payable for equipment, fixed interest rate of 7.77% payable in monthly installments of approximately $8 through December 7, 2005	95	187
Capital lease obligation payable for equipment, fixed interest rate of 8.309% payable in monthly installments of approximately $11 through March 4, 2006	177	294
Other capital lease obligations with varying fixed rates and maturities	356	340
Note payable to commercial bank, at a fixed rate of 3.6%, payable in monthly installments of approximately $6 through May 2011, collateralized by office and production buildings in France	441	—
Various notes payable to commercial banks, with fixed interest rates from 3.5% to 5.4% with principal and interest payments due monthly from through 2006	144	248
Principal balance as of December 31	3,977	4,172
Less current portion	(1,121)	(2,609)
Long-term debt as of December 31	$2,856	$1,563

GPI-USA entered into a $995,000 loan transaction (“Loan”) with Jackson Federal Bank, a federal savings bank (“Jackson”), on March 5, 2002. The interest rate equals the greater of 8% per annum (“Floor Rate”) or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposit in the London market based on quotations of major banks (“LIBOR”). The interest rate shall not be less than the Floor Rate nor more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of $874,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing (“Deed of Trust”) encumbering the Company’s Las Vegas, Nevada headquarters. We executed a Guaranty in favor of Jackson by which we guaranteed the obligations of GPI-USA under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Long-Term Debt and Pledged Assets (Continued)

may now be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts GPI-USA from encumbering or transferring (1) the Company’s Las Vegas, Nevada headquarters; and (2) ownership interests in GPI-USA. Further, the Deed of Trust also grants to Jackson a security interest in GPI-USA’s personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits. However GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.49 and 0.14, respectively, as of December 31, 2004. We reclassified this debt from current maturities of long-term debt to long-term debt as of June 30, 2004 and it remains classified as long-term debt as of December 31, 2004.

On January 9, 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 U.S. at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank for the purposes of building expansion. The other principal terms of this loan are as follows:

•       Interest Rate. 3.6% fixed.

•       Maturity Date. The maturity date is January 2010.

•       Security. The loan is secured by a mortgage on the building premises.

•       Monthly Payment:  4,720 Euros; no balloon payment.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Long-Term Debt and Pledged Assets (Continued)

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2004 are as follows (in thousands):

	Capital Leases	Long-Term Debt
2005	$417	$704
2006	211	658
2007	—	656
2008	—	231
2009	—	86
Thereafter	—	1,014
Total	$628	$3,349

Note 10.   Commitments and Contingencies

Operating Lease Obligations

The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2004 (in thousands):

2005	$239
2006	199
2007	201
2008	204
2009	71
Thereafter	0
Future minimum lease payments	$914

Rent expense totaled $285,000, $319,000 and $610,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Proceedings

Tesh Sewnarain and Ghanshamani Sewnarain, Plaintiffs v. Trump Plaza Hotel & Casino, Trump Plaza Associates, Trump Hotels & Casino Resorts, Inc., Gasser Chair Co., Inc., Infanti International, Inc., Infanti Chair Manufacturing Corp. and Paul-Son Dice & Card Company, Inc., Defendants, Supreme Court of the State of New York, County of New York, Index No. 107705-03. On or about January 15, 2004, Tesh Sewnarain and Ghanshamani Sewnarain filed a Complaint in the above-mentioned Court against Trump Plaza Hotel and Casino, its holding and parent companies, two chair manufacturers and Paul-Son Dice & Card Company, Inc., claiming that on February 23, 2002, plaintiff Tesh Sewnarain, fell from a slot stool upon which he was seated and suffered personal injury as a result. Plaintiffs claim damages of $2.5 million, based on alleged negligence, product liability, product defect and loss of consortium. The Second Amended Complaint was filed by plaintiffs on or about September 1, 2004, and the Second Amended Complaint, Summons and Order to Show Cause returnable October 22, 2004 was served on GPIC on or

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Commitments and Contingencies (Continued)

about September 20, 2004. Our Answer to the Second Amended Complaint was served on November 24, 2004 with the appropriate affirmative defenses, cross claims and demands. On November 21, 2004, Trump Plaza Associates filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of New Jersey and as a result the instant matter is stayed.

Valora Smith, Plaintiff vs. Park Place Entertainment Corp, ABC Corporation, (1-100); Bally’s Park Place, Inc. Def Corporation, Bally’s Skyscraper Inc. d/b/a/ Claridge Casino Hotel, et al, j/s/a, Defendants and Bally’s Skyscraper, Inc. d/b/a/ Claridge Casino Hotel, Defendant/Third Party Plaintiff vs. Paul-Son Casino Supplies and Gasser Chair Company, and John Does 1-10 (fictitious names of chair designers, installers, inspectors, manufacturers), Third Party Defendants, Superior Court of New Jersey, Law Division, Camden County, Docket No. CAM-L-173-04. On January 8, 2004, Valora Smith filed a Civil Action Complaint in the above-mentioned Court against Claridge Casino Hotel, or Claridge, and its parent company for negligence seeking damages, interest, costs of suit and such other relief as is just and equitable. Plaintiff Smith alleges having sustained personal injury on or about January 9, 2002, when she fell from a chair at a slot machine, which did not have a back, in Claridge Casino Hotel. As a result, Plaintiff Smith claims that she is incurring and shall incur severe consequential and significant and/or permanent personal injuries, medical bills, various costs and expenses, emotional distress, other damages and/or pain and suffering. On June 14, 2004, Claridge filed its Answer, Crossclaims, Jury Demand and Third-Party Complaint against Paul-Son Casino Supplies, Gasser Chair Company, and fictitious named defendant chair designers, installers, inspectors and manufacturers seeking contribution and indemnification. The summons and Third-Party Complaint were served upon us on July 20, 2004. The matter has been submitted to our insurance carrier for defense.  Our answer to the Third Party Complaint was filed on September 23, 2004. On January 26, 2005, Plaintiff filed her First Amended Complaint claiming that we violated the New Jersey State Product Liability Act. Our Answer to the First Amended Complaint will be filed denying the allegations made therein. The discovery end date is currently set for June 9, 2005.

Paul-Son Gaming Corporation, Plaintiff, vs. Skipco, Inc., Toshiba Business Solutions, US Bancorp, and ROE corporations 1 through 10, inclusive, Defendants. Skipco, Inc., Toshiba Business Solutions, Third-Party Plaintiffs, v. Gerry Tieri, Third-Party Defendant, Case No. A453852 filed in the District Court for Clark County, Nevada. Between 1998 and 2000, we entered into a series of lease agreements with Skipco, Inc., or Skipco, pursuant to which we leased certain office equipment, including copiers and facsimile machines. Skipco subsequently assigned the lease agreements to US Bancorp. We believe that Skipco, by and through a former employee, fraudulently engaged in a business practice whereby, without authorization, it increased the base usage charges per copy and monthly guaranteed minimum copies. On July 26, 2002, we filed a Complaint against Skipco, Toshiba Business Solutions, or Toshiba, the successor to Skipco, and US Bancorp, asserting claims for Fraud, Misrepresentation, Reformation of Agreement, Rescission of Agreement, Declaratory Relief and Breach of the Implied Covenant of Good Faith and Fair Dealing. We seek to recover, among other things, compensatory damages, punitive damages, attorney’s fees, cost of suit, and a declaratory judgment rescinding or reforming the lease agreements. Skipco and Toshiba answered the Complaint and filed a Third-Party Complaint against its former employee. Lyon Financial Services, Inc., or Lyon, has filed a Complaint in Intervention, claiming that US Bancorp is only a fictitious name of Lyon and that Lyon financed the lease agreements that gave rise to this action. Lyon has asserted claims against us for breach of the lease agreements and unjust enrichment. We have agreed to settle the claims involving all parties. We have entered into a settlement agreement with Lyon restructuring the lease agreements at reduced rental payments in the aggregate amount of approximately $5,350 per month for

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Commitments and Contingencies (Continued)

36 months. Skipco and Toshiba have agreed in principle to pay us a sum in the aggregate amount of $10,000. Upon execution of the settlement agreement with Skipco and Toshiba, the action in its entirety will be dismissed.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout. This case was brought in the Puerto Rico courts by John Fucile and his company. Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative. The complaint is seeking monetary damages totaling $642,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions. The San Juan law firm of O’Neill & Borges has assumed the representation of the defendants and is in the process of evaluating the claims and the relevant documents and information, some of which is still in the process of being gathered. An answer to the complaint has been filed and the parties have engaged in the discovery process with initial exchanges of interrogatories. A settlement conference was conducted on February 26, 2004. Pending analysis of the responses to the discovery in the case, they cannot make a prediction at this time as to the outcome of the case or the range of loss.

We are also engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings and the above proceedings will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

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

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. (subsequently sold to Shuffle Master Inc. in the fourth quarter of 2004). The agreement grants GPI-SAS the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the USA, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage). The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

Note 11.   Income Tax Matters

The Company accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of and the tax basis of the Company’s assets and liabilities. Future income tax benefits attributable to

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Income Tax Matters (Continued)

temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. The following table provides an analysis of the Company’s provision for income taxes for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
U.S. Federal	$(274)	$420	$—
U.S. State	36	74	—
France	1,609	62	(23)
Total Current	1,371	556	(23)
Deferred:
U.S. Federal	41	(431)	—
U.S. State	4	(4)	—
France	(264)	(20)	406
Total Deferred	(219)	(455)	406
Provision for income taxes	$1,152	$101	$383

Pre-tax income (loss) consisted of the following (in thousands):

	2004	2003	2002
USA	$(266)	$266	$(457)
France	4,032	1,068	(1,314)
Pre-tax income	$3,766	$1,334	$(1,771)

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31, is as follows:

	2004	2003	2002
Computed expected income tax expense	34.0%	34.3%	34.3%
Adjustments:
Foreign dividends-IRC Sec 78, 956, net of foreign tax credits	16.6%	19.6%	—
State taxes	0.7%	3.3%	—
Allowance for deferred tax asset	(16.0)%	(26.1)%	(62.8)%
French loss on U.S. note receivable	(3.1)%	(25.7)%	—
Other, net	(1.6)%	1.9%	6.9%
Income tax expense (benefit)	30.6%	7.3%	(21.6)%

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Income Tax Matters (Continued)

Valuation allowances have been established due to our accumulated losses in the U.S. as of December 31, 2004, 2003, and 2002. In accordance with the provisions of SFAS No. 109, in 2004, we have not released our domestic deferred income tax valuation allowance and not recognized the benefit of the net deferred income tax assets due to the uncertainty of future taxable income. Deferred tax assets are primarily comprised of net operating loss carryforwards, accrued expenses, and basis differences in intangibles. The Company’s net operating loss carryforwards expire between the years 2020 and 2023.

The primary components of the net deferred income tax assets at December 31 were approximately as follows (in thousands):

	2004	2003
Operating loss carryforwards	$2,525	$2,386
Bad debt reserves	209	349
Other	281	233
Less valuation allowance	(2,772)	(2,944)
Deferred tax asset (liability), net	$243	$24

Deferred income taxes have not been provided on an excess book basis in the amount of approximately $423,000 in the shares of GPI-SAS, because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of GPI-SAS. The basis difference could be reversed through a sale of the subsidiary, the receipt of dividends from the subsidiary, as well as various other events.

Note 12.   Stock Option Programs and Warrants

Prior to the September 12, 2002 Combination, GPI-SAS did not have a non-qualified stock option plan or an employee stock purchase plan; therefore, historical data for the above item with respect to the non-qualified stock option plan for GPIC has been omitted because GPI-SAS is considered the acquiring entity in the Combination even though GPIC survives and is the legal parent of GPI-SAS.

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (the “Incentive Plan”) and the 1994 Directors’ Stock Option Plan (the “Directors’ Plan”). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and stockholders subsequently approved an increase in the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option grant vesting at the end of each year, however, the vesting schedule for individual participants may vary. The options granted under the Incentive Plan expire 10 years after the date of grant.

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Stock Option Programs and Warrants (Continued)

January 31, 2009 from January 31, 2004, an increase of five years. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death. Options covering 12,500 shares were granted to non-employee directors during the period of January 1, 2004 through December 31, 2004, at a weighted-average exercise price of $8.44 per share.

The following is a summary of option activity for the periods from September 11, 2002 (date of the Combination) to December 31, 2002 and the years ended December 31, 2003 and 2004:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 12, 2002	—	$—
Granted	319,500	3.41
Canceled	—	—
Exercised	—	—
Options from Combination (1)	330,000	6.07
Outstanding at December 31, 2002	649,500	$5.77
Authorized per stockholders’ meeting October 2003	—	$—
Granted	12,500	4.94
Canceled	(104,000)	8.40
Exercised	—	—
Outstanding at December 31, 2003	558,000	$4.94
Granted	12,500	8.44
Canceled	(2,000)	3.40
Exercised	(79,500)	8.18
Outstanding at December 31, 2004	489,000	$4.92

(1)   Represents options granted to employee and non-employee directors prior to September 12, 2002, under the Incentive Plan and the Directors’ plan.

(2)   Does not include warrants of 55,000 that were exercised during the fourth quarter of 2004.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Stock Option Programs and Warrants (Continued)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.69 to $3.00	13,000	6.83	$2.05	13,000	$2.05
$3.01 to $6.00	340,000	6.15	3.46	36,000	3.99
$6.01 to $9.00	118,500	1.71	8.27	118,500	8.27
$9.01 to $12.00	10,500	3.81	10.55	10,500	10.55
$12.01 to $20.00	7,000	6.13	16.01	7,000	16.01
Total	489,000	4.93	$4.92	185,000	$5.29

As of December 31, 2004 and 2003, a maximum of 1,000,000 and 150,000 shares, respectively, of common stock have been reserved for issuance under the Incentive Plan and the Directors’ Plan. None of the options can be granted at less than the fair market value of our common stock on the date of grant.

Warrants

Prior to the Combination with GPI-SAS, GPIC had granted options, warrants, or other convertible securities or rights to purchase GPIC common stock to some of GPI-USA’s employees and directors. As part of the consideration for the GPI-SAS shares in connection with the Combination, GPIC issued to the stockholders of GPI-SAS, antidilutive warrants to purchase that number of shares of GPIC common stock which equals the total number of shares of GPIC common stock issuable pursuant those options, warrants, or other convertible securities or rights to purchase GPIC common stock which were outstanding immediately prior to the closing. The former stockholders of GPI-SAS can only exercise those antidilutive warrants, however, if, when and to the extent that GPIC issues common stock upon exercise or conversion or any of those options, warrants, securities or rights. The antidilutive warrants will expire 30 days after the date on which GPIC notifies the antidilutive warrant holder that the last of those options, warrants, securities or rights has been exercised, canceled or terminated. The purpose of the warrants is to provide antidilution protection to the former stockholders of GPI-SAS in the event any of those options; warrants, securities or rights are exercised after the closing.

The former GPI-SAS stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised at the close of the Combination and 75,000 warrants were exercised in the fourth quarter of 2004. In addition, 149,000 warrants are subject to termination, leaving a balance of 151,000 warrants exercisable at December 31, 2004. In the event that certain designated stock options are exercised, these warrants may be exercised at $0.01 per share.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Allowance for Doubtful Accounts

We record, based on periodic reviews of our accounts receivables, allowances for estimated uncollectible trade accounts receivable. A summary of provisions for estimated bad debts and the related write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Accounts Receivables, Allowance for Doubtful Accounts:

Years Ended December 31,	Beginning of Year Balance	Combination and Merger	Provisions	Write-offs, Net of Recoveries	End of Year Balance
2004	$382	$—	$37	$(123)	$296
2003	$390	$—	$48	$(56)	$382
2002	$102	$210	$92	$(14)	$390

Note 14.   Related Party Transactions

GPIC’s majority stockholder, Holding Wilson, S.A., provided assistance for the acquisition of the former Bud Jones, and the assets of Trend Plastics, Inc., and T-K Specialty Company, Inc. Fees charged to GPIC by our majority stockholder for the years ended December 31, 2004, 2003 and 2002 were approximately $0, $0, and $43,000, respectively.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of GPI-USA, provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders. After December 31, 2004, we will no longer purchase any products from Ron-Lyn Enterprises. For the fiscal years ended December 31, 2004, 2003 and the 111 days ended December 31, 2002, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $186,000, $113,300 and $12,000, respectively.

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico. The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building.

Neither Mr. Coiro nor Mr. Moreno is a director or executive officer. We require the Audit Committee of our board of directors to review and approve related party transactions involving our directors and executive officers.

Note 15.   Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Business Segments (Continued)

equipment and have determined that we operate in one operating segment, which is casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table presents certain data by geographic area as of and for the periods ended December 31 (in thousands):

	2004	2003	2002
Net sales to external customers:
USA	$23,609	$23,505	$11,082
Europe	4,921	4,146	7,224
Asia	12,513	6,134	2,210
Other(1)	3,542	2,386	1,345
Total consolidated net sales to external customers	$44,585	$36,171	$21,861

(1)          Includes Canada, Africa, Australia, South America and other countries.

	2004	2003
Property and equipment, net:
United States	$5,140	$5,284
Europe	2,960	1,991
Mexico	1,369	1,383
Total	$9,469	$8,658

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Pension Plan

GPI-SAS sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for benefits to be paid to eligible employees at retirement based on years of participation and compensation rates in the last years prior to retirement. The following amounts relate to GPI-SAS’s defined benefit pension plan (in thousands):

	December 31,
	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$139	$90	$81
Service cost	63	28	7
Interest cost	—	—	—
Actuarial gain (loss)	—	—	—
Benefits paid	—	—	—
Effect of foreign exchange rate changes	17	21	2
Benefit obligation at end of year	219	139	90
Change in plan assets:
Fair value of plan assets at beginning of year	419	334	270
Actual return on plan assets	15	13	13
Benefits paid	—	—	—
Effect of foreign exchange rate changes	34	72	51
Fair value of plan assets at end of year(1)	468	419	334
Funded status	249	280	244
Unrecognized transition asset as of April 1998, being recognized over 15 years	(146)	(152)	(140)
Prepaid benefit cost	$103	$128	$104

(1)   Comprised of equity securities

Weighted-average assumptions:
Discount rate	4.5%	4.5%	5.0%
Expected return on plan assets	3.5%	3.5%	4.0%
Rate of compensation increase	2.0%	1.5%	1.5%

Net pension expense/(benefit) for the years ended December 31 consists of the following (in thousands):

	2004	2003	2002
Service cost-benefits earned during the period	$63	$28	$8
Interest expense on benefit obligation	—	—	4
Expected return on plan assets	(14)	(13)	(15)
Actuarial loss (gain)	—	—	(5)
Amortization of unrecognized transition asset	(18)	(15)	(14)
Total	$31	$—	$(22)

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Pension Plan (Continued)

In accordance with Mexican Labor Law, we provide seniority premium benefits to our employees under certain circumstances. These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee’s most recent salary, but not to exceed twice the legal minimum wage), payable to all employees who are involuntarily terminated, with 15 or more years of service. At December 31, 2004, 2003 and 2002, we had seniority premium benefits accrued of approximately $134,000, $134,000 and $40,800, respectively.

We maintain a 401(k) plan for employees in the United States who work over one year and are 21 years of age or older. During 2003, the former Paul-Son Gaming Supplies, Inc. plan and the former Bud Jones Company plan were combined into one plan. Contributions to the plan are based on the amounts contributed by the eligible employees. Eligible employees may elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) contributions in the United States made during the period ending December 31, 2004 under the combined plan were $36,000 and $0 for the GPI-SAS plan. The 401(k) contributions in the United States made during the year ended December 31, 2003 under the former Paul-Son Gaming Supplies, Inc. plan were $19,000 and GPI-SAS’s 401(k) contributions for the year ended December 31, 2003 were $0.

Selected Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$7,326	$14,843	$9,250	$13,166	$44,585
Gross profit	2,678	6,648	3,122	4,888	17,336
Operating income (loss)	(434)	3,055	(351)	1,806	4,076
Net income (loss)	$(470)	$1,940	$(111)	$1,255	$2,614
Basic net income (loss) per common share	$(0.06)	$0.26	$(0.01)	$0.16	$0.34
Diluted net income (loss) per common share	$(0.06)	$0.25	$(0.01)	$0.16	$0.34

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$7,760	$10,371	$7,128	$10,912	$36,171
Gross profit	2,376	4,469	2,179	4,760	13,784
Operating income (loss)	(530)	1,222	(1,126)	2,176	1,742
Net income (loss)	$(601)	$1,197	$(701)	$1,338	$1,233
Basic and diluted net income (loss) per common share	$(0.08)	$0.16	$(0.09)	$0.18	$0.16

In the second and fourth quarters of 2003 and 2004, the increases in net revenues were primarily due to the new larger casino openings in the United States and in Asia.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer.

Company management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2004, are incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees and a Code of Conduct that applies to all employees. The form of the Code of Ethics, including the Code of Conduct, is publicly available on our website at www.gpigaming.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website. Our Corporate Governance charters for the Audit and Nominating and Governance Committees of the Board of Directors can also be found on our website.

Item 11.   Executive Compensation.

The sections labeled “Compensation of Directors,” “Executive Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Aggregated Option Exercises in 2004 and Option Value at December 31, 2004,” “Pension Plan” and “Compensation Committee Interlocks and Insider Participation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2004, are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The sections labeled “Equity Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2004, are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The section labeled “Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2004, is incorporated herein by reference.

Item 14.   Principal Auditor Fees and Services.

The sub-section labeled “Principal Auditor Fees and Services” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2004, is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (c)   Exhibits

2.01

Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference to: Annex A to the Company’s definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the “Proxy Statement”).

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

10.01

Paul-Son Gaming Corporation 1994 Directors’ Stock Option Plan (as amended September 12, 2002), incorporated herein by reference to: Annex A of our definitive proxy statement dated October 3, 2003 filed with the SEC on October 3, 2003.*

10.02

Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) incorporated herein by reference from our Annual Report on Form 10-K for the year ended May 31, 1996, Part IV, Item 14(c), Exhibit 10.04.*

10.03

Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Coprodiedad Arte Y Diseno, as lessor incorporated herein by reference from our registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

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

10.05

Employment Agreement dated September 12, 2002 between Gerard Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.*

10.06

Employment Agreement dated September 12, 2002 between Eric Endy and the Company, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and us, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10.07

Lease Agreement dated March 26, 2003, between Copropledad Arte Y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.08

Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribes, as lender (English summary of French language document), incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.09	Loan agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribes, S.A., as lender.
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
March 31, 2005	By:	/s/ GéRARD CHARLIER
Gérard Charlier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	By:	/s/ GéRARD CHARLIER
Gérard Charlier
Director, President and Chief Executive Officer (Principal Executive Officer)
March 31, 2005	By:	/s/ MELODY SULLIVAN YOWELL
Melody Sullivan Yowell
Chief Financial Officer (Principal Financial and Accounting Officer)
March 31, 2005	By:	/s/ ERIC P. ENDY
Eric P. Endy
Director
March 31, 2005	By:	/s/ PAUL S. DENNIS
Paul S. Dennis
Director
March 31, 2005	By:	/s/ ALAIN THIEFFRY
Alain Thieffry
Director
March 31, 2005	By:	/s/ BENOIT AUCOUTURIER
Benoit Aucouturier
Director
March 31, 2005	By:	/s/ JERRY WEST
Jerry West
Director
March 31, 2005	By:	/s/ ELISABETH CARRETTé
Elisabeth Carretté Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.09	Loan agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribes, S.A., as lender.
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.