Form 10-Q
period 2005-03-31
Gaming Partners International CORP
filed 2005-05-13
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,821,400 shares of Common Stock, $0.01 par value, outstanding as of May 10, 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share amounts)

	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,264	$8,012
Marketable securities	3,348	4,971
Accounts receivables, less allowance for doubtful accounts of $262 and $296, respectively	4,584	3,591
Inventories	8,322	7,358
Prepaid expenses	543	488
Deferred income tax asset	887	1,032
Other current assets	584	738
Total current assets	24,532	26,190
Property and equipment, net	9,716	9,469
Goodwill, net	1,503	1,569
Other intangibles, net	1,734	1,580
Other assets, net	475	417
Total Assets	$37,960	$39,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$1,048	$1,121
Accounts payable	3,401	4,263
Accrued expenses	2,307	2,705
Customer deposits	2,978	3,532
Income taxes payable	2,296	1,831
Other current liabilities	506	508
Total current liabilities	12,536	13,960
Long term debt, less current maturities	2,533	2,856
Deferred tax liability	788	789
Total liabilities	15,857	17,605
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,759,400 and 7,729,400, respectively, issued and outstanding	78	77
Additional paid-in capital	15,143	14,901
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	5,727	5,225
Accumulated other comprehensive income	1,351	1,613
Total stockholders’ equity	22,103	21,620
Total Liabilities and Stockholders’ Equity	$37,960	$39,225

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues	$12,291	$7,326
Cost of revenues	7,458	4,648
Gross profit	4,833	2,678

Product development	35	41
Marketing and sales	1,119	865
Depreciation and amortization	477	494
General and administrative	2,120	1,712
Total operating expenses	3,751	3,112
Income (loss) from operations	1,082	(434)
Other income, net	104	31
Interest expense	(56)	(68)
Income (loss) before income taxes	1,130	(471)
Income tax benefit (expense)	(628)	1
Net income (loss)	$502	$(470)

Net income (loss) per share:
Basic	$0.06	$(0.06)
Diluted	$0.06	$(0.06)
Weighted average shares outstanding:
Basic	7,765	7,595
Diluted	8,099	7,595

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(dollars in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance at January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$502					502		502
Unrealized gain on securities, net of tax	3						3	3
Common stock options and warrants exercised		80,000	1	242				243
Foreign currency translation adjustment	(265)						(265)	(265)
Total comprehensive income	$240
Balance at March 31, 2005		7,809,400	$78	$15,143	$(196)	$5,727	$1,351	$22,103

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED MARCH 31,
	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$502	$(470)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	398	414
Amortization	79	80
Provision for bad debt	(34)	(63)
Provision for inventory obsolescence	105	(4)
Deferred income taxes	145	2
Gain on sale of property and equipment and marketable securities	(7)	(3)
Change in operating assets and liabilities:
Accounts receivable	(959)	1,195
Inventories	(1,069)	(1,203)
Other current assets, including prepaids	92	34
Accounts payable	(862)	233
Customer deposits	(554)	2,099
Accrued expenses	(398)	157
Income taxes payable and deferred income taxes liability	465	(344)
Other current liabilities	(2)	13
Net cash (used in) provided by operating activities	(2,099)	2,140
Cash Flows from Investing Activities
Purchase of marketable securities	(2,116)	(2,872)
Proceeds from sale of marketable securities	3,522	1,648
Acquisition of property and equipment	(472)	(425)
Purchase of intangible assets	(235)	—
Increase in other assets	—	6
Net cash provided by (used in) investing activities	699	(1,643)
Cash Flows from Financing Activities
Repayment of long term debt	(395)	(173)
Proceeds from issuance of common stocks, net	243	—
Net cash used in financing activities	(152)	(173)
Effect of exchange rate changes on cash	(196)	(101)
Net (decrease) increase in cash and cash equivalents	(1,748)	223
Cash and cash equivalents, beginning of the period	8,012	4,186
Cash and cash equivalents, end of the period	$6,264	$4,409
Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$66
Cash paid for income taxes	$25	$323
Non-cash transactions:
Non-cash currency translation adjustment	$(265)	$(106)

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.        NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A., or B&G, and the Bud Jones Company, Inc., or Bud Jones, were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation.  Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”  The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004.  The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®,  Bud Jones®, and T-K™ brands remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS.  The name of the Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V. or GPI-Mexico.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexico. The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc., were transferred into GPIC during the second quarter of 2004.  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2004.

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

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is currently required to be recognized.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” our net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

		THREE MONTHS ENDED MARCH 31,
		2005	2004
		(in thousands, except per share amounts)
Net income (loss):	As reported	$502	$(470)

	Stock based compensation expense under fair value method, net of tax	(36)	(59)
	Pro forma	$466	$(529)
Net earnings (loss) per share:	As reported
	Basic	$0.06	$(0.06)
	Diluted	$0.06	$(0.06)
	Pro forma
	Basic	$0.06	$(0.07)
	Diluted	$0.06	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants at March 31, 2005 and at March 31, 2004, respectively:  dividend yield of zero percent for all periods; expected volatility of 73%, and 54%, respectively; risk-free interest rates of 3.63% and 3.50% respectively, and an expected life of 2 and 3.5 years for each of the options granted.

The weighted average fair value of options granted was $5.32 and $3.15 for the three months ended March 31, 2005 and 2004 respectively.

Comprehensive Income (Loss) Information

Comprehensive income (loss) consists of the following (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income (loss)	$502	$(470)
Unrealized gain on securities, net of tax	3	5
Foreign currency translation adjustment	(265)	(106)
Total Comprehensive Income (Loss)	$240	$(571)

NOTE  2.       MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	March 31, 2005			December 31, 2004
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale mutual funds	$3,343	$5	$3,348	$4,970	$1	$4,971

	Three Months Ended March 31,
	2005	2004
Proceeds from sales	$3,522	$1,648
Gross realized gains	$7	$3

NOTE 3.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$4,641	$4,503
Work in process	2,458	1,449
Finished goods	1,223	1,406
Total	$8,322	$7,358

NOTE  4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Land	$844	$853
Buildings and improvements	5,460	5,439
Furniture and equipment	12,602	12,286
Vehicles	480	473
	19,386	19,051
Less accumulated depreciation	(9,670)	(9,582)
Property and equipment, net	$9,716	$9,469

Depreciation expense for the three months ended March 31, 2005 and 2004 was $398,000 and $414,000, respectively.

NOTE  5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,570	$(67)	$1,503	$1,637	$(68)	$1,569	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(563)	679	1,007	(530)	477	8 to 14
Customer relationships	432	(249)	183	432	(233)	199	7
Non-compete agreements	730	(441)	289	730	(409)	321	5 to 6
Total	$4,594	$(1,357)	$3,237	$4,426	$(1,277)	$3,149

(1)          The amounts of goodwill related to GPI-SAS at March 31, 2005 and December 31, 2004 above, includes the net effect of foreign currency exchange from inception of $128,000 and $195,000 respectively.

Amortization expense for the three months ended March 31, 2005 and 2004 was $79,000 and $80,000, respectively.

Estimated Amortization Expense for Years Ending December 31,

(dollars in thousands)

2005 (remaining nine months)	$223
2006	281
2007	278
2008	62
Thereafter	170
Total	$1,014

NOTE 6.        COMMITMENTS AND CONTINGENCIES

We are engaged in disputes and claims arising in the normal course of business.  Management cannot predict the ultimate outcome of these proceedings and those discussed below and cannot predict the impact on the condensed consolidated financial position, results of operations or cash flows, if any.

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

Valora Smith, Plaintiff vs. Park Place Entertainment Corp, ABC Corporation, (1-100); Bally’s Park Place, Inc., Defendants’ Corporation, Bally’s Skyscraper Inc. d/b/a/ Claridge Casino Hotel, et al, j/s/a, Defendants, and Bally’s Skyscraper, Inc. d/b/a/ Claridge Casino Hotel, Defendant/Third Party Plaintiff vs. Paul-Son Casino Supplies and Gasser Chair Company, and John Does 1-10 (fictitious names of chair designers, installers, inspectors, manufacturers), Third Party Defendants, Superior Court of New Jersey, Law Division, Camden County, Docket No. CAM-L-173-04. On January 8, 2004, Valora Smith filed a Civil Action Complaint in the above-mentioned Court against Claridge Casino Hotel, or Claridge, and its parent company for negligence seeking damages, interest, costs of suit and such other relief as is just and equitable.  Plaintiff Smith alleges having sustained personal injury on or about January 9, 2002, when she fell from a chair at a slot machine, which did not have a back, in Claridge Casino Hotel. As a result, Plaintiff Smith claims that she is incurring and shall incur severe consequential and significant and/or permanent personal injuries, medical bills, various costs and expenses, emotional distress, other damages and/or pain and suffering.  On June 14, 2004, Claridge filed its Answer, Crossclaims, Jury Demand and Third-Party Complaint against Paul-Son Casino Supplies, Gasser Chair Company, and fictitious named defendant chair designers, installers, inspectors and manufacturers seeking contribution and indemnification.  The summons and Third-Party Complaint were served upon us on July 20, 2004.  The matter has been submitted to our insurance carrier for defense.   Our answer to the Third Party Complaint was filed on September 23, 2004. On January 26, 2005, Plaintiff filed her First Amended Complaint claiming that we violated the New Jersey State Product Liability Act.  Our Answer to the First Amended Complaint was filed denying the allegations made therein. As a result of a stipulation of settlement, the Company was dismissed, with prejudice, as a defendant in this action on May 11, 2005 without any payment of damages.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout.  This case was brought in the Puerto Rico courts by John Fucile and his company.  Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son

Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative.  The complaint is seeking monetary damages totaling $642,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions.  The San Juan law firm of O’Neill & Borges has assumed the representation of the defendants and is in the process of evaluating the claims and the relevant documents and information, some of which is still in the process of being gathered, on our behalf.  An answer to the complaint has been filed and the parties have engaged in the discovery process with initial exchanges of interrogatories.  A settlement conference was conducted on February 26, 2004. Pending analysis of the responses to the discovery in the case, we cannot make a prediction at this time as to the outcome of the case or the range of loss.  Settlement discussions continue between the parties.

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

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. (subsequently sold to Shuffle Master Inc. in the fourth quarter of 2004). The agreement grants GPI-SAS the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the USA, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or RFID technology.  The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

NOTE 7.        EARNINGS PER SHARE

Per share data is based on the number of our common shares as if the GPI-SAS shares had been converted to GPIC shares as of the earliest period presented.

We have outstanding certain stock options to purchase shares of our common stock, which have an exercise price greater than the average market price for the quarter. Antidilutive options and their antidilutive warrants, if applicable, of 3,000 and 223,500 shares as of March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted net income (loss) per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income (loss) per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended March 31, 2005
Net income	$502		$502
Weighted average shares (in thousands)	7,765	334	8,099
Per share amount	$0.06		$0.06

	Basic	Dilutive Stock Options	Diluted

For the three month period ended March 31, 2004
Net loss	$(470)		$(470)
Weighted average shares (in thousands)	7,595		7,595
Per share amount	$(0.06)		$(0.06)

NOTE 8.        RELATED PARTY TRANSACTIONS

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico.  The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, East Coast Sales Manager of GPI-USA, provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders.  After December 31, 2004, we will no longer purchase any products from Ron-Lyn Enterprises.  For the three months ended March 31, 2005, and 2004, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $0, and $16,000, respectively.

Neither Mr. Coiro nor Mr. Moreno is a director or an executive officer.  We require that the Audit Committee of our board of directors review the related party transactions involving our directors and executive officers.

NOTE 9.        BUSINESS SEGMENTS

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in interim and annual financial statements. We manufacture and sell casino table game equipment and have determined that we operate in one operating segment—casino game equipment products. The segment is comprised of the following product lines:  gaming chips, table layouts, playing cards, gaming furniture, dice, table accessories and other products.  Although we derive our revenues from a number of different product lines, we do not allocate resources based on the operating results from the individual product lines nor do we manage each individual product line as a separate business unit.

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	Three Months Ended March 31,
	2005		2004
Net sales to external customers:
USA	$6,459	52.6%	$5,462	74.6%
Europe and Russia	1,228	10.0%	1,042	14.2%
Asia	3,987	32.4%	442	6.0%
Other(1)	617	5.0%	380	5.2%
Total consolidated net sales to external customers	$12,291	100.0%	$7,326	100.0%

(1)                                  Includes Canada, Africa, Australia, South America and other countries.

	March 31, 2005		December 31, 2004
Property and equipment, net:
United States	$5,228	53.8%	$5,140	54.3%
Europe	3,112	32.0%	2,960	31.3%
Mexico	1,376	14.2%	1,369	14.4%
Total	$9,716	100.0%	$9,469	100.0%

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the fourth quarter of 2004, we entered into an agreement to purchase real property next to our Las Vegas Headquarters for $800,000, which agreement was approved by the probate court on March 11, 2005.  We acquired the property on April 8, 2005. We intend to use the property for additional employee and visitor parking.

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

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are collectively referred to herein as the “Company,” or “we” or “us” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.

Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed.  See “Forward-Looking Information Statements and Risk Factors”.

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis, Rio Colorado, Mexico; and Atlantic City, New Jersey.

Our products on display at the 2004 Global Gaming Expo included our gaming chips with embedded RFID technology and readers.  We have been working for several years to apply the RFID technologies to the gaming chips.  We can offer RFID microchips with all of its brands and types of gaming chips.  We hold several patents concerning the embedding process of the RFID and an exclusive license for the use of these RFID chips in the USA.  We also sell several types of readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses.  RFID chips and readers help to protect the casinos from buying at face value, counterfeited or stolen chips and to improve the efficiency of table game management.

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

The following are the most important factors and trends that contribute to our operating performance:

•             A number of states in the United States and foreign countries are currently considering legislation to legalize or expand gaming.  Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue.  The timing and occurrence of these events remain uncertain.  Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world.  Of particular importance has been the opening of new and existing casinos in Macau in 2004 and the anticipated openings in 2005.  Macau is controlled by the Peoples Republic of China.  Any material adverse change in the gaming regulatory structure of any reductions in the growth rate of new and existing casinos in Macau may have a material adverse effect on our businesses and results of operation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including revenue recognition, accounting for stock-based compensation, the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the write-downs of obsolete, excess, or slow moving inventories, and the estimated cash flows in assessing the recoverability of long-lived assets, require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2004 for more detail regarding our specific critical accounting policies.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended March 31, 2005 and 2004

	THREE MONTHS ENDED MARCH 31,
	(unaudited)
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	60.7%	63.4%
Gross profit	39.3%	36.6%

Product development	0.3%	0.6%
Marketing and sales	9.1%	11.8%
Depreciation and amortization	3.9%	6.7%
General and administrative	17.2%	23.4%
Total operating expenses	30.5%	42.5%
Income (loss) from operations	8.8%	(5.9)%
Other income, net	0.8%	0.4%
Interest expense	(0.4)%	(0.9)%
Income (loss) before income taxes	9.2%	(6.4)%
Income tax expense	(5.1)%	—
Net income (loss)	4.1%	(6.4)%

The following table details the Company’s historical revenues by product line:

	THREE MONTHS ENDED MARCH 31,
	(unaudited)
	2005	2004
Revenues:
Casino chips	7,516	3,188
Table layouts	1,099	1,033
Playing Cards	1,050	1,086
Gaming furniture	630	419
Dice	632	649
Table accessories and other products	1,364	951
Total	12,291	7,326

Revenues.  For the three months ended March 31, 2005, revenues were approximately $12.3 million; an increase of approximately $5.0 million, compared to revenues of approximately $7.3 million for the three months ended March 31, 2004.  The increase in revenues for the three months ended March 31, 2005 was principally due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions.  GPI-SAS recorded revenues of $5.3 million, an increase in revenue of $3.5 million for the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of sales to casinos in Asia with the development of casinos in Macau.  Sales by GPI-USA amounted to $7.0 million in the first quarter of 2005 compared to revenues of $5.5 million for the same period in 2004. This increase of approximately $1.5 million was primarily due to sales for a new casino opening in Las Vegas and sales revenue to a new wholesaler totaling approximately $800,000, and several large reorders in the USA, for approximately $700,000.

Cost of Revenues.  The decrease in the cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to higher volume of sales and the product mix at GPI-SAS. A decrease in the write-down of inventory of $43,000 in the first quarter of 2005, also contributed to the improvements. This decrease was due primarily to a decline in our estimated obsolete inventory.

Gross Profit.  Gross profit for the three months ended March 31, 2005 increased in absolute dollars by approximately $2.2 million compared to the same three-month period in 2004.  This occurred as a result of the aforementioned increase in revenues of $5.0 million, partially offset by an increase in absolute dollars of cost of revenues of $2.8 million.

	THREE MONTHS ENDED MARCH 31,
	(dollars in thousands)
	(unaudited)
	2005	Revenue %	2004	Revenue %

Product development	$35	0.3%	$41	0.6%
Marketing and sales	1,119	9.1%	865	11.8%
Depreciation and amortization	477	3.9%	494	6.7%
General and administrative	2,120	17.2%	1,712	23.4%
Total operating expenses	$3,751	30.5%	$3,112	42.5%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased by approximately $639,000 from approximately $3.1 million during the three months ended March 31, 2004 to approximately $3.8 million during the three months ended March 31, 2005, while declining as a percent of reserve from 42.5% to 30.5%.  The increase in marketing and sales expenses of approximately $254,000 related primarily to bonuses paid to sales managers in both, GPI-USA and GPI-SAS, as well as commissions paid to external agents. General and administrative expenses increased approximately $408,000 compared to the same period in 2004, while declining as a percent of revenues from 23.4% in the 2004 quarter to 17.2% in the 2005 quarter. The increase in general and administrative expenses in the first quarter of 2005 was the result of $350,000 in one-time expenses related to our NASDAQ phase-up to the National Market, building upgrades and repairs, and salary adjustments.  In addition, $58,000 was related to upgrades in our current IT system.

Other Income (Expense), (excluding Interest Expense).  During the three months ended March 31, 2005, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) increased to approximately $104,000 in income from approximately $31,000 in income during the three months ended March 31, 2004.  This increase of approximately $73,000 in income was principally the result of an increase in the gain related to foreign currency exchange of approximately $54,000.  This variation in foreign currency exchange occurred as a result of the valuation of the Euro compared to the US Dollar.

Interest Expense.  For the three months ended March 31, 2005, interest expense decreased to approximately $56,000 from approximately $68,000 for the three months ended March 31, 2004 due to normal payments.

Income Taxes.  During the three months ended March 31, 2005, we recorded a tax expense of approximately $628,000 as compared to an income tax benefit of approximately $1,000 for the three months ended March 31, 2004.  The tax benefit for the 2004 three-month period is primarily a result of the net loss before taxes recorded of $471,000 for the first quarter of 2004. Deferred income taxes were previously not provided on the excess book basis of approximately $423,000 as of December 31, 2004 in the shares of GPI-SAS because this basis difference was not expected to reverse in the foreseeable future as we did not intend to remit the earnings of GPI-SAS to GPI-USA. Effective in the first quarter of 2005 we provided deferred taxes on the excess book basis in the shares of GPI-SAS, as we now intend to distribute non-cash dividends from our French subsidiary, GPI-SAS described below, in 2005 and 2006. The following items contributed to the increased tax provision for the first quarter of 2005: anticipated non-cash dividends; French withholding tax; recognition of a deferred tax liability related to a basis difference in GPI-SAS described above; and valuation allowances associated with foreign tax credits. The effective tax rate for the quarter ended March 31, 2005 was 56%, approximately 21 percentage points higher than the statutory tax rate due to the aforementioned factors.

Net Income.  For the three months ended March 31, 2005, we recorded a net income of approximately $502,000 compared to a net loss of $470,000 for the same period in 2004. The increase in the net income of approximately $972,000 occurred principally as a result of the aforementioned factors, many of which were caused by the timing of sales and production of our casino products.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of March 31, 2005, we had approximately $6.3 million in cash and cash equivalents and $3.3 million in marketable securities.  For the longer term, in addition to these cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

 Our backlog of production orders, which are expected to be filled in 2005, amounted to approximately $8.6 million for the US and $8.9 million for France as of March 31, 2005. At March 31, 2004, our backlog was approximately $6.1 million for the US and $7.7 million for France.

Working Capital and Cash Flow.  Working capital totaled approximately $12.0 million and $12.2 million at March 31, 2005 and December 31, 2004, respectively.  The slight decrease in total working capital is primarily due to a decrease in current assets of approximately $1.7 million partially offset by a decrease in current liabilities of approximately $1.4 million. Overall cash decreased approximately $1.7 million from December 31, 2004.

The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $1.7 million; a decrease in marketable securities of $1.7 million; and a decrease in the deferred tax asset and other assets of $299,000, offset by an increase in inventories of approximately $1.0 million; and an increase in net accounts receivable of approximately $1.0 million.

The decrease in current liabilities was due primarily to a decrease in current maturities of long term debt of approximately $73,000; a decrease in accounts payable of approximately $862,000; a decrease in accrued expenses of approximately $398,000; and a decrease in customer deposits of approximately $554,000, due to the timing of orders and payments for raw materials.  These decreases were partially offset by an increase in taxes payable of approximately $465,000, as a result of our foreign operations and currency translation adjustments.

Net Cash Flow.  Net cash flow used in operating activities was approximately $2.1 million during the three months ended March 31, 2005, as compared to operating cash provided by operating activities of approximately $2.1 million during the same period in 2004. In the 2005 period, the primary operational uses of cash were related to an increase in inventory and an increase in accounts receivable. The primary operational sources of cash in the 2005 period were related to net income. In the 2004 period, the primary operational sources of cash were related to increases in accounts receivable and customer deposits. The primary operational use of cash in the 2004 period was related to an increase in inventories.

 Our investing activities resulted in a net cash earned of approximately $699,000 for the first three months of 2005 compared to approximately $1.6 million in net cash used in investing activities for the same period in 2004. In the first quarter of 2005 we purchased two patents for approximately $235,000, relating to dice and tables, while no purchases occurred in the first quarter of 2004.   During the first three months in 2005, we recorded net proceeds of $1.4 million for the net sales and purchases of marketable securities and mutual funds as compared to net purchases of marketable securities in 2004 for $1.2 million.

The net cash flow used in financing activities for the three months ended March 31, 2005 related to the repayment of long term debt of $395,000 compared to the repayment of long term debt of $173,000 in 2004, offset partially by the proceeds from the issuance of common stock for approximately $243,000. In the first quarter of 2005, our employees and directors exercised 30,000 options and 50,000 warrants at an average exercise price of $8.06 and $0.01 per share respectively. Overall, our cash balance decreased from December 31, 2004 to March 31, 2005 by approximately $1.7 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the value of the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2004 and March 31, 2005, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow were below the required limits. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.41 and 0.12, respectively, as of March 31, 2005.  This debt is classified as long term debt as of December 31, 2004 and it remains classified as long term debt as of March 31, 2005.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable. There is no prepayment penalty.

In January 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 US at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•      Interest Rate. 3.6% fixed per annum.

•      Maturity Date.  The maturity date is January 2010.

•      Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; no balloon payment.

Seasonality.  We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

Las Vegas, Nevada Facilities.  In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust.  See “Secured Debt” above. Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002. On April 8, 2005 we closed escrow on an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property will be for additional employee and visitor parking.

San Luis, Rio Colorado, Mexico Facilities.  We lease a 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004.  In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the rent amount may be prorated, commensurate with the space that we elect to use. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

Beaune, France Facilities.  We own an approximately 33,000 square foot manufacturing and administrative facility in Beaune, France.  On January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 US as of January 9, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.  On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to be completed in the second quarter of 2005, to extend the jeton and plaque production area.  We anticipate the cost to be approximately $174,000, which will be paid for out of our operating funds.  Additional expansion is planned for other production operations in 2005, but such plans have not yet been finalized.

 Capital Expenditures.  We currently plan to purchase approximately $1.0 million to $3.0 million in capital equipment and improvements in 2005.  In addition, in the second quarter of 2005, we acquired an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000.    We intend to use the property primarily for additional employee and visitor parking.  Additional expansion is also planned for 2005 at the French location, due to the increased sales in the far eastern part of the world.

Inventory.  During the last several years, we have experienced inventory obsolescence provisions, which contributed to the cost of sales as a percentage of revenues.  Several factors contributed to these provisions, including changes in materials, thereby causing certain obsolescence and slow movement of certain products.  Additionally, increased security features added to casino playing cards and gaming chips which made certain materials or finished goods on hand at the time obsolete, contribute to the provisions recorded.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the three months ended March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 “SFAS 123-R”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123-R in the first quarter of fiscal 2006.  Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Management is evaluating the requirements of SFAS 123-R.  We believe the impact of adopting SFAS 123-R will result in additional expense for 2006.  This estimate is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

  In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not believe there will be a material impact of FIN 47 on the consolidated financial statements.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that could adversely affect our business and/or the market price of our common stock.  These include, but are not limited to, the following:

•                  Risks related to a reduction in the growth rate of new and existing casinos and markets, particularly in Asia.

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

•                  Other risks and uncertainties specified in our Form 10-K for the year ended December 31, 2004 under the heading “Forward Looking Information Statements and Risk Factors.”

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar strengthened slightly against the Euro from $0.73310 at December 31, 2004 to $0.77440 at March 31, 2005.  For the three months ended March 31, 2005, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of March 31, 2005, we had total interest bearing debt and capital lease obligations of approximately $3.6 million.  Of this amount, approximately $2.6 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $966,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 5.75% as of March 31, 2005, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8% we would have increased interest expense on approximately $966,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,700 over the next twelve-month period.

ITEM 4.          CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)), as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the first quarter of 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)           Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From November 17, 2004 through May 10, 2005, we issued an aggregate of 105,000 shares of our common stock as a result of the exercise of antidilution warrants.  The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there are currently antidilution warrants to purchase an aggregate of 120,999 shares of our common stock remaining.

The antidilution warrants only become exerciseable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted.  From November 17, 2004 to May 10, 2005, stock options to purchase an aggregate of 105,000 shares were exercised pursuant to our Directors’ Stock Option Plan and Long-Term Incentive Plan at exercise prices ranging from $1.69 to $10.75, thereby triggering the exercisability of a corresponding number of the antidilution warrants.  The issuance of the shares underlying the stock options was registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission.  None of the antidilution warrants or underlying shares have been registered, and were issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.  The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares.  The exercise of the antidilution warrants and acquisition of the underlying shares was exempt under Rule 16b-3 and Rule 16b-6(b).

The history of the issuance of our shares as a result of the exercise of antidilution warrants is set forth in the table below:

Periods	Total Number of Shares Issued Upon Exercise of Antidilution Warrants
November 17, 2004 – November 30, 2004	30,000
December 1, 2004 – December 31, 2004	25,000
February 1, 2005 – February 28, 2005	50,000

Total	105,000

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits.  However, GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 through the current period ending March 31, 2005.  GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.41 and 0.12, respectively as of March 31, 2005.  We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004 and it remains classified as long term debt as of March 31, 2005.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May [12], 2005 reporting the Company’s financial results for the three months ended March 31, 2005.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 9, Regulation FD disclosure” and “Item 12, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

99.1       Press release dated May [12], 2005 reporting financial results for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2005	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Melody Sullivan Yowell
Melody Sullivan Yowell, Chief Financial Officer