Form 10-Q
period 2005-06-30
Gaming Partners International CORP
filed 2005-08-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,840,900 shares of Common Stock, $0.01 par value, outstanding as of August 10, 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS (unaudited)

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 and DECEMBER 31, 2004

(unaudited)

(dollars in thousands, except share amounts)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,885	$8,012
Marketable securities	5,886	4,971
Accounts receivables, less allowance for doubtful accounts of $256 and $296, respectively	4,710	3,591
Inventories	9,068	7,358
Prepaid expenses	455	488
Deferred income tax asset	857	1,032
Other current assets	610	738
Total current assets	27,471	26,190
Property and equipment, net	10,659	9,469
Goodwill, net	1,416	1,569
Other intangibles, net	1,656	1,580
Other assets, net	736	417
Total Assets	$41,938	$39,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$1,028	$1,121
Accounts payable	3,078	4,263
Accrued expenses	2,593	2,705
Customer deposits	6,975	3,532
Income taxes payable	1,219	1,831
Other current liabilities	446	508
Total current liabilities	15,339	13,960
Long term debt, less current maturities	2,139	2,856
Deferred tax liability	788	789
Total liabilities	18,266	17,605
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,840,900 and 7,729,400, respectively, issued and outstanding	78	77
Additional paid-in capital	15,693	14,901
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	7,209	5,225
Accumulated other comprehensive income	888	1,613
Total stockholders’ equity	23,672	21,620
Total Liabilities and Stockholders’ Equity	$41,938	$39,225

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Revenues	$15,187	$14,843	$27,478	$22,170
Cost of revenues	8,270	8,195	15,728	12,844
Gross profit	6,917	6,648	11,750	9,326

Product development	99	32	134	72
Marketing and sales	937	1,050	2,056	1,915
Depreciation and amortization	470	486	947	980
General and administrative	2,591	2,025	4,711	3,738
Total operating expenses	4,097	3,593	7,848	6,705
Income from operations	2,820	3,055	3,902	2,621
Other income, net	103	(4)	207	27
Interest expense	(51)	(64)	(107)	(132)
Income before income taxes	2,872	2,987	4,002	2,516
Income tax expense	(1,390)	(1,047)	(2,018)	(1,046)
Net income	$1,482	$1,940	$1,984	$1,470

Net income per share:
Basic	$0.19	$0.26	$0.25	$0.19
Diluted	$0.18	$0.25	$0.24	$0.19
Weighted average shares outstanding:
Basic	7,826	7,595	7,796	7,595
Diluted	8,151	7,641	8,120	7,641

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(dollars in thousands, except share amounts)

	COMPREHENSIVE INCOME			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
		COMMON STOCK
		SHARES	AMOUNT
Balance at January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$502					502		502
Unrealized gain on securities, net of tax	3						3	3
Common stock options and warrants exercised		80,000	1	242				243
Foreign currency translation adjustment	(265)						(265)	(265)
Total comprehensive income	240
Balance at March 31, 2005		7,809,400	78	15,143	(196)	5,727	1,351	22,103
Net income	1,482					1,482		1,482
Unrealized gain on securities, net of tax	17						17	17
Common stock options and warrants exercised		31,500		262				262
Tax benefit from stock options and warrants exercised				173				173
Reversal of valuation allowance(1)				115				115
Foreign currency translation adjustment	(480)						(480)	(480)
Total comprehensive income	$1,019
Balance at June 30, 2005		7,840,900	$78	$15,693	$(196)	$7,209	$888	$23,672

(1) Reversal of valuation allowance is related to the tax benefit on stock options and warrants exercised.

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(dollars in thousands)

	SIX MONTHS ENDED JUNE 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$1,984	$1,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	792	822
Amortization	155	158
Provision for bad debt	(40)	(137)
Provision for inventory obsolescence	116	(5)
Deferred income taxes	60	(136)
Tax benefit on sale of stock options and warrants	288	—
Gain on sale of property and equipment and marketable securities	(12)	(15)
Change in operating assets and liabilities:
Accounts receivable	(1,079)	(664)
Inventories	(1,826)	(113)
Other current assets, including prepaids	161	66
Accounts payable	(1,185)	507
Customer deposits	3,443	753
Accrued expenses	(112)	593
Income taxes payable and deferred income taxes liability	(785)	689
Other current liabilities	(62)	94
Net cash provided by operating activities	1,898	4,082
Cash Flows from Investing Activities
Purchase of marketable securities	(11,355)	(6,112)
Proceeds from sale of marketable securities	10,440	4,639
Acquisition of property and equipment	(1,982)	(1,022)
Purchase of intangible assets	(235)	—
Increase in other assets	(319)	(373)
Net cash used in investing activities	(3,451)	(2,868)
Cash Flows from Financing Activities
Repayment of long term debt	(810)	(6)
Proceeds from issuance of common stocks, net	505	—
Net cash used in financing activities	(305)	(6)
Effect of exchange rate changes on cash	(269)	(96)
Net (decrease) increase in cash and cash equivalents	(2,127)	1,112
Cash and cash equivalents, beginning of the period	8,012	4,186
Cash and cash equivalents, end of the period	$5,885	$5,298
Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$134
Cash paid for income taxes	$2,249	$396
Non-cash transactions:
Non-cash currency translation adjustment	$(745)	$(101)

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                                                 NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A., or B&G, and the Bud Jones Company, Inc., or Bud Jones, were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation changed its name to Gaming Partners International Corporation.  Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”  The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®,  Bud Jones®, and T-K™ brands remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, B&G, also changed its name to Gaming Partners International SAS, or GPI-SAS.  The name of the Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., was changed to GPI Mexicana S.A. de C.V., or GPI-Mexico.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexico. The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc., were transferred into GPIC during the second quarter of 2004.  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2004.

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

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we are not currently required to recognize compensation cost.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123,” our net income and earnings per share would have been reduced to the following pro forma amounts:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income As reported	$1,482	$1,940	$1,984	$1,470
Stock based compensation expense under fair value method, net of tax	(38)	(15)	(74)	(30)
Pro forma	$1,444	$1,925	$1,910	$1,440
Net earnings per share As reported
Basic	$0.19	$0.26	$0.25	$0.19
Diluted	$0.18	$0.25	$0.24	$0.19
Pro forma
Basic	$0.18	$0.25	$0.24	$0.19
Diluted	$0.18	$0.25	$0.24	$0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants at June 30, 2005 and at June 30, 2004, respectively:  dividend yield of zero percent for all periods; expected volatility of 74% and 40%, respectively; risk-free interest rates of 3.81% and 3.50% respectively; and an expected life of 2 and 5 years for each of the options granted.

The weighted average fair value of options granted was $3.70 and $3.18 for the six months ended June 30, 2005 and 2004, respectively.

Comprehensive Income Information

Comprehensive income consists of the following (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income	$1,482	$1,940	$1,984	$1,470
Unrealized gain on securities, net of tax	17	4	20	9
Foreign currency translation adjustment	(480)	5	(745)	(101)
Total Comprehensive Income	$1,019	$1,949	$1,259	$1,378

NOTE  2.                      MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	June 30, 2005			December 31, 2004
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale mutual funds	$5,859	$27	$5,886	$4,970	$1	$4,971

	Six Months Ended June 30,
	2005	2004
Proceeds from sales	$10,440	$4,639
Gross realized gains	$12	$15

NOTE 3.                         INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$4,686	$4,503
Work in process	3,131	1,449
Finished goods	1,251	1,406
Total	$9,068	$7,358

NOTE 4.                         PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Land	$1,635	$853
Buildings and improvements	5,646	5,439
Furniture and equipment	12,559	12,286
Vehicles	459	473
	20,299	19,051
Less accumulated depreciation	(9,640)	(9,582)
Property and equipment, net	$10,659	$9,469

Depreciation expense for the three months ended June 30, 2005 and 2004 was $394,000 and $408,000, respectively.  Depreciation expense for the six months ended June 30, 2005 and 2004 was $792,000 and $822,000, respectively.

NOTE 5.                         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,480	$(64)	$1,416	$1,637	$(68)	$1,569	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(594)	648	1,007	(530)	477	8 to 14
Customer relationships	432	(264)	168	432	(233)	199	7
Non-compete agreements	730	(473)	257	730	(409)	321	5 to 6
Total	$4,504	$(1,432)	$3,072	$4,426	$(1,277)	$3,149

(1)          The amounts of goodwill related to GPI-SAS at June 30, 2005 and December 31, 2004 above, includes the net effect of foreign currency exchange from inception of $42,000 and $195,000, respectively.

Amortization expense for the three months ended June 30, 2005 and 2004 was $76,000 and $78,000, respectively.  Amortization expense for the six months ended June 30, 2005 and 2004 was $155,000 and $158,000, respectively.

Estimated Amortization Expense for Years Ending December 31,

(dollars in thousands)

2005 (remaining six months)	$151
2006	281
2007	239
2008	114
Thereafter	288
Total	$1,073

NOTE 6.                         COMMITMENTS AND CONTINGENCIES

We are engaged in disputes and claims arising in the normal course of business.  We believe the ultimate outcome of these proceedings and the proceedings below will not have a material adverse impact on the consolidated financial position, results of operation or cash flows.

Legal Proceedings

Tesh Sewnarain and Ghanshamani Sewnarain, Plaintiffs v. Trump Plaza Hotel & Casino, Trump Plaza Associates, Trump Hotels & Casino Resorts, Inc., Gasser Chair Co., Inc., Infanti International, Inc., Infanti Chair Manufacturing Corp. and Paul-Son Dice & Card Company, Inc., Defendants, Supreme Court of the State of New York, County of New York, Index No. 107705-03. On or about January 15, 2004, Tesh Sewnarain and Ghanshamani Sewnarain filed a Complaint in the above-mentioned Court against Trump Plaza Hotel and Casino, its holding and parent companies, two chair manufacturers and Paul-Son

Dice & Card Company, Inc., claiming that on February 23, 2002, plaintiff Tesh Sewnarain, fell from a slot stool upon which he was seated and suffered personal injury as a result.  Plaintiffs claim damages of $2.5 million, based on alleged negligence, product liability, product defect and loss of consortium.  The Second Amended Complaint was filed by plaintiffs on or about September 1, 2004, and the Second Amended Complaint, Summons and Order to Show Cause returnable October 22, 2004 was served on GPIC on or about September 20, 2004.  Our Answer to the Second Amended Complaint was served on November 24, 2004 with the appropriate affirmative defenses, cross claims and demands. On November 21, 2004, Trump Plaza Associates filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of New Jersey and as a result the instant matter was stayed until May 2005. A preliminary conference was conducted on July 15, 2005 and initial discovery dates were established.  Depositions are to take place on or before October 19, 2005 with a discovery inspection of the subject slot stool to be conducted prior to depositions. A status conference is scheduled for September 23, 2005 and a notice of trial date is to be filed by December 30, 2005.

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

The parties have been engaged in active settlement discussions since February 2004.  On July 29, 2005, the parties agreed to a settlement, whereby all claims were dismissed with prejudice, in exchange for payment of approximately $15,000.

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

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold to Shuffle Master Inc. in the fourth quarter of 2004. Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology. The agreement grants GPI-SAS (and its affiliated GPI companies) the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the U.S.A., which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or RFID technology.  The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

NOTE 7.                         EARNINGS PER SHARE

Per share data is based on the number of our common shares as if the GPI-SAS shares had been converted to GPIC shares as of the earliest period presented.

We have outstanding certain stock options to purchase shares of our common stock, which have an exercise price greater than the average market price for the quarter. Antidilutive options and their antidilutive warrants, if applicable, of 3,000 and 229,500 shares as of June 30, 2005 and 2004, respectively, have been excluded from the computation of diluted net income per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended June 30, 2005
Net income	$1,482		$1,482
Weighted average shares (in thousands)	7,826	325	8,151
Per share amount	$0.19		$0.18

For the three month period ended June 30, 2004
Net income	$1,940		$1,940
Weighted average shares (in thousands)	7,595	46	7,641
Per share amount	$0.26		$0.25

	Basic	Dilutive Stock Options	Diluted

For the six month period ended June 30, 2005
Net income	$1,984		$1,984
Weighted average shares (in thousands)	7,796	324	8,120
Per share amount	$0.25		$0.24

For the six month period ended June 30, 2004
Net income	$1,470		$1,470
Weighted average shares (in thousands)	7,595	46	7,641
Per share amount	$0.19		$0.19

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

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, former East Coast Sales Manager of GPI-USA, previously provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders.  Since December 31, 2004, we have not purchased any products from Ron-Lyn Enterprises.  For the six months ended June 30, 2005, and 2004, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $0, and $30,000, respectively, for miscellaneous table game accessories.

Neither Mr. Coiro nor Mr. Moreno is a director or an executive officer.  As of May 19, 2005, Mr. Coiro is no longer an employee of GPI-USA.  We require that the Audit Committee of our board of directors review the related party transactions involving our directors and executive officers.

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

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	THREE MONTHS ENDED JUNE 30,
	2005		2004
Net sales to external customers:
USA	$9,002	59.3%	$6,666	44.9%
Europe and Russia	1,506	9.9%	998	6.7%
Asia	3,681	24.2%	5,869	39.6%
Other(1)	998	6.6%	1,310	8.8%
Total consolidated net sales to external customers	$15,187	100.0%	$14,843	100.0%

	SIX MONTHS ENDED JUNE 30,
	2005		2004
Net sales to external customers:
USA	$15,461	56.3%	$12,128	54.7%
Europe and Russia	2,734	10.0%	2,040	9.2%
Asia	7,668	27.9%	6,311	28.5%
Other(1)	1,615	5.8%	1,691	7.6%
Total consolidated net sales to external customers	$27,478	100.0%	$22,170	100.0%

(1)          Includes Canada, Africa, Australia, South America and other countries.

	JUNE 30, 2005		DECEMBER 31, 2004
Property and equipment, net:
United States	$6,047	56.7%	$5,140	54.3%
Europe	3,249	30.5%	2,960	31.3%
Mexico	1,363	12.8%	1,369	14.4%
Total	$10,659	100.0%	$9,469	100.0%

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

Our products on display at the 2004 Global Gaming Expo included our gaming chips with embedded RFID technology and readers.  We have been working for several years to apply the Radio Frequency Identification (“RFID”) technologies to the gaming chips.  We can offer RFID microchips with all of our brands and types of gaming chips. We also sell several types of readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses.  RFID gaming chips and readers help to protect the casinos from buying at face value, counterfeited or stolen chips and to improve the efficiency of table game management.  This also allows the casino to control the total amount of money they have in the form of gaming chips.

We hold several patents related to the embedding of microchips in gaming chips and hold an exclusive license until 2015 on two patents owned jointly by International Game Technology and Shuffle Master Inc. for selling and using RFID gaming chips and readers in the United States for chip tracking purposes, or Chip Security. Over the years, we have sold several million of 125 KHz RFID gaming chip and hundreds of readers to casinos all over the world, including in the United States. At the same time, Progressive Gaming International Corporation, or PGIC, has implemented its 125 KHz table player tracking system using our RFID chips in several casinos. Recently, PGIC began demonstrating a table game player tracking prototype utilizing 13.56 MHz technology.  We are actively engaged in analyzing the feasibility of embedding microchips based on 13.56 MHz technology in our brands of gaming chips and the capabilities of the readers for Chip Security and player tracking purposes. Until this feasibility analysis is completed, uncertainties exist related to the effectiveness and efficiency of embedding the 13.56 MHz RFID microchips in standard gaming chips, production feasibility, relative costs and the acceptance of the technology in the casino industry. Our patents and exclusive license are applicable to both the 125 KHz and 13.56 MHz technologies. The 125 KHz technology, however, is the only production ready and market accepted technology currently available in the industry with respect to gaming chips and readers. While we are prepared to embrace all reasonable alternative technology which fulfill the needs of our customers, we are committed to continue to offer RFID gaming chips and readers utilizing 125 KHz technology as a viable alternative for the foreseeable future.

We have been informed that one of our competitors is currently marketing a gaming chip product that claims to have an embedded microchip and by doing so has allegedly challenged the validity of the patents now jointly owned by International Game Technology and Shuffle Master, Inc., as they relate to this competitor. We have been advised that Shuffle Master Inc. is currently investigating the possible infringement. Although we do not control Shuffle Master, Inc., and further, there can be no assurance that Shuffle Master Inc. will be successful in any effort, we believe that they will take all reasonable actions necessary to preserve all rights and remedies with regard to these patents.

The following are the most important factors and trends that contribute to our operating performance:

•             A number of states in the United States and foreign countries are currently considering legislation to legalize or expand gaming.  Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue.  The timing and occurrence of these events remain uncertain.  Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world.  Of particular importance has been the opening of new and existing casinos in Macau in 2005 and beyond.  Macau is controlled by the Peoples Republic of China.  Any material adverse change in the gaming regulatory structure or any reductions in the growth rate of new and existing casinos in Macau may have a material adverse effect on our businesses and results of operation.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended June 30, 2005 and 2004

	THREE MONTHS ENDED JUNE 30,
	(unaudited)
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	54.5%	55.2%
Gross profit	45.5%	44.8%

Product development	0.6%	0.2%
Marketing and sales	6.2%	7.1%
Depreciation and amortization	3.1%	3.3%
General and administrative	17.1%	13.6%
Total operating expenses	27.0%	24.2%
Income from operations	18.5%	20.6%
Other income, net	0.7%	0.0%
Interest expense	(0.3)%	(0.4)%
Income before income taxes	18.9%	20.2%
Income tax expense	(9.1)%	(7.1)%
Net income	9.8%	13.1%

The following table details the Company’s historical revenues by product line:

	THREE MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2005	2004
Revenues:
Casino chips	$9,842	$10,192
Table layouts	1,315	1,168
Playing cards	956	1,046
Gaming furniture	924	572
Dice	788	695
Table accessories and other products	1,362	1,170
Total	$15,187	$14,843

Revenues.  For the three months ended June 30, 2005, revenues were approximately $15.2 million; an increase of approximately $400,000, compared to revenues of approximately $14.8 million for the three months ended June 30, 2004.  The increase in revenues for the three months ended June 30, 2005 was principally due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions.  GPI-SAS recorded revenues of $5.4 million, a decrease in revenue of $1.7 million for the second quarter of 2005, compared to $7.1 million in revenues for the second quarter of 2004, primarily as a result of the timing of sales to casinos in Asia.  Sales by GPI-USA amounted to $9.8 million in the second quarter of 2005 compared to revenues of $7.7 million for the same period in 2004.  This increase of approximately $2.1 million was primarily due to sales for a new casino opening in Las Vegas of approximately $1.1 million, sales revenue to a wholesaler totaling approximately $200,000, and several large reorders in the U.S.A., for approximately $800,000.

Cost of Revenues.  The decrease in the cost of revenues as a percentage of sales occurred principally due to better absorption of fixed costs related to higher volume in sales and the product mix related to sales at GPI-USA and GPI-SAS.

Gross Profit.  Gross profit for the three months ended June 30, 2005 increased in absolute dollars by approximately $269,000 compared to the same three-month period in 2004.  This occurred as a result of the aforementioned increase in revenues of approximately $400,000, partially offset by an increase in cost of revenues of approximately $75,000.

	THREE MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2005	Revenue %	2004	Revenue %

Product development	$99	0.6%	$32	0.2%
Marketing and sales	937	6.2%	1,050	7.1%
Depreciation and amortization	470	3.1%	486	3.3%
General and administrative	2,591	17.1%	2,025	13.6%
Total operating expenses	$4,097	27.0%	$3,593	24.2%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased by approximately $504,000 from approximately $3.6 million during the three months ended June 30, 2004 to approximately $4.1 million during the three months ended June 30, 2005. General and administrative expenses increased approximately $566,000 compared to the same period in 2004. The increase in general and administrative expenses in the second quarter of 2005 was primarily the result of $160,000 in expenses related to costs associated with the compliance of the Sarbanes-Oxley Act of 2002, $30,000 in legal fees related to the purchase of new patents, $115,000 related to upgrades to the existing IT systems, training and consulting fees in the Las Vegas and Mexico facilities, $90,000 related to repairs, upgrades and expansions to the building facilities in Las Vegas and Mexico, $50,000 in public company expenses, $40,000 in office equipment leasing and $50,000 of additional insurance expense.

Other Income (Expense), (excluding Interest Expense).  During the three months ended June 30, 2005, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) increased to approximately $103,000 in income from approximately $4,000 in expense during the three months ended June 30, 2004.  This increase of approximately $107,000 in income was principally the result of an increase in the gain related to foreign currency exchange of approximately $69,000.  This variation in foreign currency exchange occurred as a result of an increase in the value of the U.S. Dollar compared to the Euro. Other interest income (expense) increased approximately $38,000, which was primarily the result of increased daily sweep investments in GPI-USA’s operating bank account.

Interest Expense.  For the three months ended June 30, 2005, interest expense decreased to approximately $51,000 from approximately $64,000 for the three months ended June 30, 2004 due to normal payments on long term debt.

Income Taxes.  During the three months ended June 30, 2005, we recorded an income tax expense of approximately $1.4 million as compared to an income tax expense of approximately $1.0 million for the three months ended June 30, 2004.  The tax expense for the 2004 three-month period is primarily a result of the net income before taxes recorded by GPI-SAS for the second quarter of 2004. Deferred income taxes were previously not provided on the excess book basis in the shares of GPI-SAS because this basis difference was not expected to reverse in the foreseeable future as we did not intend to remit the earnings of GPI-SAS to GPI-USA. Effective in the first quarter of 2005, we provided deferred taxes on the excess book basis in the shares of GPI-SAS, as we now intend to distribute non-cash dividends from our French subsidiary in 2005 and 2006. The following items contributed to the increased tax provision for the second quarter of 2005: anticipated non-cash dividends; French withholding tax; recognition of a deferred tax liability related to a basis difference in GPI-SAS described above; and valuation allowances associated with foreign tax credits. The effective tax rate for the quarter ended June 30, 2005 was 48%, approximately 13 percentage points higher than the statutory tax rate due to the aforementioned factors.

Net Income.  For the three months ended June 30, 2005, we recorded net income of approximately $1.5 million compared to net income of $1.9 million for the same period in 2004.  The decrease in the net income of approximately $458,000 occurred principally as a result of the aforementioned factors, including an increase in the general and administrative expense and income tax expense.

Comparison of Operations for the Six Months Ended June 30, 2005 and 2004

	SIX MONTHS ENDED JUNE 30,
	(unaudited)
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	57.2%	57.9%
Gross profit	42.8%	42.1%

Product development	0.5%	0.3%
Marketing and sales	7.5%	8.6%
Depreciation and amortization	3.4%	4.5%
General and administrative	17.2%	16.9%
Total operating expenses	28.6%	30.3%
Income from operations	14.2%	11.8%
Other income, net	0.8%	0.1%
Interest expense	(0.4)%	(0.6)%
Income before income taxes	14.6%	11.3%
Income tax expense	(7.4)%	(4.7)%
Net income	7.2%	6.6%

The following table details the Company’s historical revenues by product line:

	SIX MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2005	2004
Revenues:
Casino chips	$17,358	$13,380
Table layouts	2,414	2,201
Playing cards	2,006	2,132
Gaming furniture	1,554	991
Dice	1,420	1,344
Table accessories and other products	2,726	2,122
Total	$27,478	$22,170

Revenues.  For the six months ended June 30, 2005, revenues were approximately $27.5 million, an increase of approximately $5.3 million, versus revenues of approximately $22.2 million for the six months ended June 30, 2004.  The increase in revenues for the six months ended June 30, 2005 was principally the result of increased GPI-USA sales of approximately $3.0 million and increased GPI-SAS sales of approximately $2.3 million during the first half of 2005 compared to 2004. The U.S. operations sales increase was primarily due to sales for a new casino opening in Las Vegas of approximately $1.5 million, sales revenue to a wholesaler totaling approximately $300,000 and several large reorders for approximately $1.2 million. The GPI-SAS operations sales increase was primarily due to increased sales to a large casino in Asia for approximately $2.3 million.  For the six months ended June 30, 2004, revenues included GPI-SAS sales to three casinos in Asia and one in Canada for approximately $5.3 million and $700,000, respectively and the U.S. operations’ sale to a casino in Canada for approximately $1.0 million.

Cost of Revenues.  Cost of revenues in absolute dollars increased by approximately $2.9 million principally due to the increased sales while the percentage of cost of revenues slightly decreased due to better absorption of fixed costs related to the higher volume in sales.

Gross Profit.  Gross profit for the six months ended June 30, 2005 increased in absolute dollars by approximately $2.4 million from the comparable prior year six-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $5.3 million, partially offset by the increase in cost of revenues of $2.9 million.

	SIX MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2005	Revenue %	2004	Revenue %

Product development	$134	0.5%	$72	0.3%
Marketing and sales	2,056	7.5%	1,915	8.6%
Depreciation and amortization	947	3.4%	980	4.5%
General and administrative	4,711	17.2%	3,738	16.9%
Total operating expenses	$7,848	28.6%	$6,705	30.3%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $1.1 million to approximately $7.8 million during the six months ended June 30, 2005 from approximately $6.7 million during the six months ended June 30, 2004.  This increase was primarily attributable to an increase in marketing and sales expense of approximately $141,000 due to sales employee costs of approximately $100,000. General and administrative expenses increased approximately $1.0 million compared to the six months ended June 30, 2004. This increase was the result of $447,000 in one-time expenses related to our NASDAQ phase-up to the National Market, building and repairs in both our Las Vegas and Mexico facilities, and salary adjustments. In addition, we had expenses of $160,000 which were related to compliance with the Sarbanes Oxley Act of 2002, $130,000 related to upgrades in our current IT system, training and consulting in Las Vegas and Mexico, and $48,000 in legal fees related to patent acquisitions. We also show an increase of $50,000 in our insurance expense and $70,000 in our benefit expense related to an increased number of employees, $50,000 in public company expenses and $60,000 in additional office equipment leasing.

Other Income (Expense), (excluding Interest Expense).  During the six months ended June 30, 2005, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) increased to approximately $207,000 in income from approximately $27,000 in income during the six months ended June 30, 2004.  This increase of approximately $180,000 was principally the result of an increase of $110,000 related to foreign currency exchange gains in the 2005 period as compared to currency exchange gains of approximately $0 in the 2004 period. This increase in foreign currency transactions was mainly due to the valuation of the Euro compared to the U.S. Dollar. Gain on sale of marketable securities were $12,000 in the first and second quarters of 2005, compared to $15,000 in the first half of 2004, primarily as a result of the sale of marketable securities held by GPI-SAS.

Interest Expense.  For the six months ended June 30, 2005, interest expense decreased to approximately $107,000 from approximately $132,000 for the six months ended June 30, 2004.  This decrease of approximately $25,000 was primarily caused by a slight decrease in the average outstanding debt amounts in the 2005 period as compared to the 2004 period, due to normal payments.

Income Taxes.  During the six months ended June 30, 2005, we recorded an income tax expense of approximately $2.0 million as compared to a tax expense of approximately $1.0 million for the six months ended June 30, 2004. Deferred income taxes were previously not provided on the excess book basis in the shares of GPI-SAS because this basis difference was not expected to reverse in the foreseeable future as we did not intend to remit the earnings of GPI-SAS to GPI-USA. Effective in the first quarter of 2005, we provided deferred taxes on the excess book basis in the shares of GPI-SAS, as we now intend to distribute non-cash dividends from our French subsidiary, in 2005 and 2006. The following items contributed to the increased tax provision for the first and second quarters of 2005: anticipated non-cash dividends; French withholding tax; recognition of a deferred tax liability related to a basis difference in GPI-SAS described above; and valuation allowances associated with foreign tax credits. The tax expense for the six months ended June 30, 2004 is primarily a result of the Company’s foreign revenues and currency translation adjustments. The effective tax rate for the six months ended June 30, 2005 was 50%, approximately 15 percentage points higher than the statutory tax rate due to the aforementioned factors

Net Income.  For the six months ended June 30, 2005, we recorded net income of approximately $2.0 million compared to $1.5 million for the same period in 2004. This increase in net income of approximately $514,000 occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of June 30, 2005, we had approximately $5.9 million in cash and cash equivalents and $5.9 million in marketable securities. Of that amount, we had approximately $1.8 million in cash and cash equivalents and $5.9 million in marketable securities in France through GPI-SAS at June 30, 2005. Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary into the United States. For the longer term, in addition to the foregoing cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Our backlog of production orders, which are expected to be filled in 2005, amounted to approximately $4.7 million for GPI-USA and $12.5 million for GPI-SAS as of June 30, 2005.  At June 30, 2004, our backlog was approximately $4.5 million for the U.S. and $3.4 million for France.

Working Capital and Cash Flow.  Working capital totaled approximately $12.1 million at June 30, 2005 and $12.2 million at December 31, 2004.  We show an increase in current liabilities of approximately $1.4 million offset by an increase in current assets of approximately $1.3 million.  Overall cash and cash equivalents decreased approximately $2.1 million from December 31, 2004.

The increase in current assets was due primarily to an increase in inventories, primarily work-in process, of approximately $1.7 million; an increase in net accounts receivable of approximately $1.1 million; and an increase in marketable securities of $915,000; partially offset by a decrease in cash and cash equivalents of $2.1 million; and a decrease in the deferred tax asset, prepaid expenses, and other assets of $336,000.

The increase in current liabilities was due primarily to an increase in customer deposits of approximately $3.4 million, due to increased sales, which was partially offset by a decrease in accounts payable and accrued expenses of approximately $1.3 million and a decrease in income tax payable of approximately $613,000.

Net Cash Flow.  Net cash flow provided by operating activities was approximately $1.9 million during the six months ended June 30, 2005, as compared to operating cash provided by operating activities of approximately $4.1 million during the same period in 2004. In the 2005 period, the primary operational uses of cash were related to an increase in inventory, an increase in accounts receivable and a decrease in accounts payable and income tax payable.  The primary operational sources of cash in the 2005 period were related to net income and customer deposits.  In the 2004 period, the primary operational sources of cash were related to net income and increases in customer deposits.  The primary operational use of cash in the 2004 period was related to an increase in accounts receivable.

Our investing activities resulted in net cash used in an amount of approximately $3.5 million for the first half of 2005 compared to approximately $2.9 million in net cash used in investing activities for the same period in 2004.  In the first half of 2005, we purchased two patents for approximately $235,000, relating to dice and tables, and we purchased a parking lot land parcel for $800,000 and used cash for building expansions in France; while no similar purchases occurred in the first half of 2004.  During the first six months of 2005, we recorded net purchases of $915,000 for the net sales and purchases of marketable securities and mutual funds as compared to net purchases of marketable securities in 2004 for $1.5 million.

The net cash flow used in financing activities for the six months ended June 30, 2005 related to the repayment of long term debt of $810,000 compared to the repayment of long term debt of $6,000 in 2004, offset partially by the proceeds from the issuance of common stock for approximately $505,000.  In the first six months of 2005, our employees and directors exercised 61,500 options and 50,000 warrants at weighted average exercise prices of $8.19 and $0.01 per share, respectively.  Overall, our cash balance decreased from December 31, 2004 to June 30, 2005 by approximately $2.1 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the value of the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2004 and June 30, 2005, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow were in compliance with the financial covenants. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.41 and 0.17, respectively, as of June 30, 2005.

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

In January 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 U.S. at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

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

Beaune, France Facilities.  We own an approximately 33,000 square foot manufacturing and administrative facility in Beaune, France.  On January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 U.S. as of January 9, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.  On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion that was completed in the second quarter of 2005, to extend the jeton and plaque production area. The cost of approximately $278,000, was paid for out of our operating funds.  Additional expansion is planned for other production operations in 2005, but such plans have not yet been finalized.

Capital Expenditures.  We currently plan to purchase approximately $500,000 to $1.5 million in capital equipment and improvements in 2005.  In addition, in the second quarter of 2005, we acquired an approximately one acre parcel of land adjacent to our Las Vegas headquarters for approximately $800,000. We intend to use the property primarily for additional employee and visitor parking.  Additional expansion is also planned for 2005 at our French facilities, due to the increased sales in the far eastern part of the world.

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

Contractual Obligations and Commercial Commitments

There was no material changes in the contractual cash obligations and commercial commitments during the six months ended June 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 “SFAS 123-R”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123-R in the first quarter of fiscal 2006.  Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Management is evaluating the requirements of SFAS 123-R.  We believe the impact of adopting SFAS 123-R will result in additional expense for 2006.  This estimate is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

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

•                  A failure of the industry to accept RFID technology generally, (See ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview), or 125 KHz RFID technology in particular, with respect to gaming chips and readers.

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar has strengthened against the Euro from $0.73310 at December 31, 2004; to $0.77440 at March 31, 2005; and to $0.82658 at June 30, 2005.  For the six months ended June 30, 2005, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of June 30, 2005, we had total interest bearing debt and capital lease obligations of approximately $3.2 million.  Of this amount, approximately $2.2 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $964,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 6.25% as of June 30, 2005, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8% we would have increased interest expense on approximately $964,000 of debt over the succeeding ten years.  If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,600 over the next twelve-month period.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)), as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the second quarters of 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the first or second quarters of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2005, antidilution warrants to purchase 31,500 shares of our common stock became exercisable. Although such antidilution warrants have not been formerly exercised by the holders as of the date hereof, we expect all of the antidilution warrants to be exercised and the underlying common shares will be issued during the third quarter.  The antidilution warrants were granted by us on

September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights was exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there are currently antidilution warrants to purchase an aggregate of 120,999 shares (including the exercisable antidilution warrants for 31,500 shares) of our common stock remaining.

The antidilution warrants only become exercisable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted.  During the second quarter of 2005, stock options to purchase an aggregate of 31,500 shares were exercised pursuant to our Long-Term Incentive Plan at exercise prices ranging from $8.06 to $8.75, thereby triggering the exercisability of a corresponding number of the antidilution warrants.  The issuance of shares underlying the stock options are registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission.  None of the antidilution warrants or underlying shares have been registered, and are issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.  The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits.  However, GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 through the current period ending June 30, 2005.  GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.41 and 0.17, respectively as of June 30, 2005.  We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004 and it remains classified as long term debt as of June 30, 2005.

ITEM 5.  OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 12, 2005 reporting the Company’s financial results for the three and six months ended June 30,

2005.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 9, Regulation FD disclosure” and “Item 12, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 12, 2005 reporting financial results for the three and six months ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 12 , 2005	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer