Form 10-Q
period 2005-09-30
Gaming Partners International CORP
filed 2005-11-14
CIK 918580

OMB APPROVAL
OMB Number 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response. . . . 192.0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,870,400 shares of Common Stock, $0.01 par value, outstanding as of November 10, 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS (unaudited)

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 and DECEMBER 31, 2004

(unaudited)

(dollars in thousands, except share amounts)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,836	$8,012
Marketable securities	3,606	4,971
Accounts receivables, less allowance for doubtful accounts of $400 and $296, respectively	3,340	3,591
Inventories	9,886	7,358
Prepaid expenses	691	566
Deferred income tax asset	928	1,032
Other current assets	832	660
Total current assets	25,119	26,190
Property and equipment, net	10,918	9,469
Goodwill, net	1,411	1,569
Other intangibles, net	1,584	1,580
Other assets, net	667	417
Total Assets	$39,699	$39,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$824	$1,121
Accounts payable	2,750	4,263
Accrued expenses	3,033	2,705
Customer deposits	5,031	3,532
Income taxes payable	1,148	1,831
Other current liabilities	420	508
Total current liabilities	13,206	13,960
Long term debt, less current maturities	2,078	2,856
Deferred tax liability	788	789
Total liabilities	16,072	17,605
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,870,400 and 7,729,400, respectively, issued and outstanding	79	77
Additional paid-in capital	15,693	14,901
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	7,455	5,225
Accumulated other comprehensive income	596	1,613
Total stockholders’ equity	23,627	21,620
Total Liabilities and Stockholders’ Equity	$39,699	$39,225

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Revenues	$13,415	$9,250	$40,893	$31,420
Cost of revenues	8,489	6,128	24,217	18,972
Gross profit	4,926	3,122	16,676	12,448

Product development	107	25	241	97
Marketing and sales	1,172	978	3,228	2,893
Depreciation and amortization	500	496	1,447	1,476
General and administrative	2,692	1,974	7,403	5,712
Total operating expenses	4,471	3,473	12,319	10,178
Income (loss) from operations	455	(351)	4,357	2,270
Other income, net	28	3	235	30
Interest expense	(48)	(60)	(155)	(192)
Income (loss) before income taxes	435	(408)	4,437	2,108
Income tax benefit (expense)	(189)	297	(2,207)	(749)
Net income (loss)	$246	$(111)	$2,230	$1,359

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.29	$0.18
Diluted	$0.03	$(0.01)	$0.27	$0.18
Weighted average shares outstanding:
Basic	7,847	7,595	7,813	7,595
Diluted	8,155	7,595	8,113	7,650

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(dollars in thousands, except share amounts)

	COMPREHENSIVE INCOME (LOSS)			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
		COMMON STOCK
		SHARES	AMOUNT
Balance at January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$502					502		502
Unrealized gain on securities, net of tax	3						3	3
Common stock options and warrants exercised		80,000	1	242				243
Foreign currency translation adjustment	(265)						(265)	(265)
Total comprehensive income	240
Balance at March 31, 2005		7,809,400	78	15,143	(196)	5,727	1,351	22,103
Net income	1,482					1,482		1,482
Unrealized gain on securities, net of tax	17						17	17
Common stock options and warrants exercised		31,500		262				262
Tax benefit from stock options exercised				173				173
Reversal of valuation allowance (1)				115				115
Foreign currency translation adjustment	(480)						(480)	(480)
Total comprehensive income	1,019
Balance at June 30, 2005		7,840,900	$78	$15,693	$(196)	$7,209	$888	$23,672
Net income	246					246		246
Unrealized gain on securities, net of tax	16						16	16
Common stock options and warrants exercised		29,500	1					1
Tax benefit from stock options exercised
Foreign currency translation adjustment	(308)						(308)	(308)
Total comprehensive income (loss)	$(46)
Balance at September 30, 2005		7,870,400	$79	$15,693	$(196)	$7,455	$596	$23,627

(1) Reversal of valuation allowance is related to the tax benefit on stock options exercised.

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$2,230	$1,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,225	1,216
Amortization	230	260
Provision for bad debt	(201)	(20)
Provision for inventory obsolescence	160	51
Deferred income taxes	80	19
Tax benefit on sale of stock options and warrants	288	—
Gain on sale of property and equipment and marketable securities	(55)	(34)
Change in operating assets and liabilities:
Accounts receivable	314	614
Inventories	(3,273)	(175)
Other current assets, including prepaids	(385)	(704)
Accounts payable	(1,201)	(36)
Customer deposits	1,922	(234)
Accrued expenses	555	188
Income taxes payable and deferred income taxes liability	(513)	647
Other current liabilities	(68)	382
Net cash provided by operating activities	1,308	3,533
Cash Flows from Investing Activities
Purchase of marketable securities	(12,680)	(8,901)
Proceeds from sale of marketable securities	13,563	8,701
Acquisition of property and equipment	(3,059)	(1,536)
Purchase of intangible assets	(235)	—
Increase in other assets	(281)	(379)
Net cash used in investing activities	(2,692)	(2,115)
Cash Flows from Financing Activities
Repayment of long term debt	(789)	(173)
Proceeds from issuance of common stocks, net	505	—
Net cash used in financing activities	(284)	(173)
Effect of exchange rate changes on cash	(508)	120
Net (decrease) increase in cash and cash equivalents	(2,176)	1,365
Cash and cash equivalents, beginning of the period	8,012	4,186
Cash and cash equivalents, end of the period	$5,836	$5,551
Supplemental disclosure of cash flow information:
Cash paid for interest	$144	$182
Cash paid for income taxes	$2,704	$396
Non-cash transactions:
Non-cash currency translation adjustment	$(1,053)	$109

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A., or B&G, and the Bud Jones Company, Inc., or Bud Jones, were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation changed its name to Gaming Partners International Corporation. Gaming Partners International Corporation’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, B&G, also changed its name to Gaming Partners International SAS, or GPI-SAS.  The name of the Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., was changed to GPI Mexicana S.A. de C.V., or GPI-Mexico. On December 31,2002, Bud Jones merged into GPI-USA, with GPI-USA continuing as the surviving entity. Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” or GPIC, or “we” or “us” or “our.”  The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®,  Bud Jones®, and T-K™ brands remain unchanged.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexico. The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc., were transferred into GPIC during the second quarter of 2004.  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2004.

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

		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2005	2004	2005	2004
		(in thousands, except per share amounts)
Net income (loss)	As reported	$246	$(111)	$2,230	$1,359
	Stock based compensation expense under fair value method, net of tax	(35)	(21)	(108)	(62)
	Pro forma	$211	$(132)	$2,122	$1,297
Net earnings (loss) per share	As reported
	Basic	$0.03	$(0.01)	$0.29	$0.18
	Diluted	$0.03	$(0.01)	$0.27	$0.18
	Pro forma
	Basic	$0.03	$(0.02)	$0.27	$0.17
	Diluted	$0.03	$(0.02)	$0.26	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the period ended September 30, 2005 and September 30, 2004, respectively:  dividend yield of zero percent for all periods; expected volatility of 73% and 48%, respectively; risk-free interest rates of 4.16% and 2.89% respectively; and an expected life of 2 and 3 years for each of the options granted.

The weighted average fair value of options granted was $4.00 and $3.18 for the nine months ended September 30, 2005 and 2004, respectively.

Comprehensive Income (Loss) Information

Comprehensive income (loss) consists of the following (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss)	$246	$(111)	$2,230	$1,359
Unrealized gain on securities, net of tax	16	—	36	9
Foreign currency translation adjustment	(308)	210	(1,053)	109
Total Comprehensive Income (Loss)	$(46)	$99	$1,213	$1,477

NOTE  2.                      MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	SEPTEMBER 30, 2005			DECEMBER 31, 2004
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Available for sale mutual funds	$3,580	$26	$3,606	$4,970	$1	$4,971

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Proceeds from sales	$13,545	$8,701
Gross realized gains	$38	$34

NOTE 3.                         INVENTORIES

Inventories consist of the following (dollars in thousands):

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Raw materials	$5,212	$4,503
Work in process	2,779	1,449
Finished goods	1,895	1,406
Total	$9,886	$7,358

NOTE  4.                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Land	$1,644	$853
Buildings and improvements	5,702	5,439
Furniture and equipment	13,050	12,286
Vehicles	483	473
	20,879	19,051
Less accumulated depreciation	(9,961)	(9,582)
Property and equipment, net	$10,918	$9,469

Depreciation expense for the three months ended September 30, 2005 and 2004 was $428,000 and $394,000, respectively.  Depreciation expense for the nine months ended September 30, 2005 and 2004 was $1.2 million for both periods.

NOTE  5.                      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	SEPTEMBER 30, 2005			DECEMBER 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill (1)	$1,475	$(64)	$1,411	$1,637	$(68)	$1,569	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(620)	622	1,007	(530)	477	8 to 14
Customer relationships	432	(280)	152	432	(233)	199	7
Non-compete agreements	730	(503)	227	730	(409)	321	5 to 6
Total	$4,499	$(1,504)	$2,995	$4,426	$(1,277)	$3,149

______________________

(1)	The amounts of goodwill related to GPI-SAS at September 30, 2005 and December 31, 2004 above, includes the net effect of foreign currency exchange from inception of $37,000 and $195,000, respectively.

Amortization expense for the three months ended September 30, 2005 and 2004 was $72,000 and $79,000, respectively.  Amortization expense for the nine months ended September 30, 2005 and 2004 was $230,000 and $260,000, respectively.

ESTIMATED AMORTIZATION EXPENSE FOR YEARS ENDING DECEMBER 31,

(dollars in thousands)

2005 (remaining three months)	$72
2006	281
2007	239
2008	114
Thereafter	288
Total	$994

NOTE 6.                         COMMITMENTS AND CONTINGENCIES

We are engaged in disputes and claims arising in the normal course of business.  We believe the ultimate outcome of the proceedings below will not have a material adverse impact on the consolidated financial position, results of operation or cash flows.

Legal Proceedings

Robert Young, Plaintiff v. Windsor Casino Limited, Ontario Lottery & Gaming Corporation and Gasser Chair Company, Inc., Defendants v. Gaming Partners International Corporation, Third Party, Ontario Court of Justice, No. 05-CV-005098ACM. On or about June 21, 2005, Robert Young filed a Complaint in the above-mentioned Court against the owner/operators of Casino Windsor and Gasser Chair Company, claiming that on or about October 27, 2004, Young sat in a chair supplied to Casino Windsor by Gasser which broke causing him to fall to the floor and suffer injuries while he was a patron at Casino Windsor. Young seeks general damages of $100,000, unspecified special damages, interest and applicable costs of suit based upon alleged negligence, product liability and breach of duty.  The Third Party Claim of Windsor Casino Limited against GPIC was filed on or about August 17, 2005, seeking contribution and indemnity and alleging that GPIC supplied the subject chair to Casino Windsor and claiming alleged negligence, breach of express or implied warranty and breach of express or implied conditions as to fitness for purpose and merchantability.  The Third Party Claim was served upon GPIC on August 26, 2005.

Tesh Sewnarain and Ghanshamani Sewnarain, Plaintiffs v. Trump Plaza Hotel & Casino, Trump Plaza Associates, Trump Hotels & Casino Resorts, Inc., Gasser Chair Co., Inc., Infanti International, Inc., Infanti Chair Manufacturing Corp. and Paul-Son Dice & Card Company, Inc., Defendants, Supreme Court of the State of New York, County of New York, Index No. 107705-03. On or about January 15, 2004, Tesh Sewnarain and Ghanshamani Sewnarain filed a Complaint in the above-mentioned Court against Trump Plaza Hotel and Casino, its holding and parent companies, two chair manufacturers and Paul-Son Dice & Card Company, Inc., claiming that on February 23, 2002, plaintiff Tesh Sewnarain, fell from a slot stool upon which he was seated and suffered personal injury as a result.  Plaintiffs claim damages of $2.5 million, based on alleged negligence, product liability, product defect and loss of consortium.  The Second Amended Complaint was filed by plaintiffs on or about September 1, 2004, and the Second Amended Complaint, Summons and Order to Show Cause returnable October 22, 2004 was served on GPIC on or about September 20, 2004.  Our Answer to the Second Amended Complaint was served on November 24, 2004 with the appropriate affirmative defenses, cross claims and demands. On November 21, 2004, Trump Plaza Associates filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of New Jersey and as a result the instant matter was stayed until May 2005. A preliminary conference was conducted on July 15, 2005 and initial discovery dates were established.  The discovery inspection of the subject slot stool was conducted in mid-October. A notice of trial date is to be filed by December 30, 2005.

John Fucile, Plaintiff vs. The Bud Jones Company, Paul-Son Gaming Supplies, Inc., Bourgogne et Grasset and Laurent Gaubout.  This case was brought in the Puerto Rico courts by John Fucile and his company.  Fucile claims, in essence, that in 1994 he was appointed as exclusive sales representative of Bud Jones for Puerto Rico and the Caribbean for the sale of products used in the casino industry; that he and, subsequently his company, acted as such until December 31, 2002, when co-defendant Paul-Son Gaming Supplies terminated the commercial relationship, in alleged violation of a Puerto Rico statute which protects exclusive sales representatives from termination without just cause, and provides a cause of action for damages to the terminated sales representative.  The complaint is seeking monetary damages totaling $642,000, for alleged economic damages, damages to the business and commercial reputation of the plaintiffs, alleged mental anguish and unpaid commissions.  The San Juan law firm of O’Neill &

Borges has assumed the representation of the defendants.  An answer to the complaint has been filed and the parties engaged in the discovery process with initial exchanges of interrogatories.  A settlement conference was conducted on February 26, 2004.  The parties engaged in active settlement discussions since February 2004.  On July 29, 2005, the parties agreed to a settlement, whereby all claims were dismissed with prejudice, in exchange for payment of approximately $15,000.

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

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold to Shuffle Master Inc. in the fourth quarter of 2004. Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology. The agreement grants GPI-SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the U.S.A., which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or RFID technology.  The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015.

NOTE  7.                      EARNINGS PER SHARE

Per share data is based on the number of our common shares as if the GPI-SAS shares had been converted to GPIC shares as of the earliest period presented.

We have outstanding certain stock options and warrants to purchase shares of our common stock, which have an exercise price greater than the average market price for the quarter. Antidilutive options and their corresponding antidilutive warrants, if applicable, of 6,500 and 203,500 shares as of September 30, 2005 and 2004, respectively, have been excluded from the computation of diluted net income per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	BASIC	DILUTIVE STOCK OPTIONS	DILUTED

For the three month period ended September 30, 2005
Net income	$246		$246
Weighted average shares (in thousands)	7,847	308	8,155
Per share amount	$0.03		$0.03

For the three month period ended September 30, 2004
Net loss	$(111)		$(111)
Weighted average shares (in thousands)	7,595		7,595
Per share amount	$(0.01)		$(0.01)

	BASIC	DILUTIVE STOCK OPTIONS	DILUTED

For the nine month period ended September 30, 2005
Net income	$2,230		$2,230
Weighted average shares (in thousands)	7,813	300	8,113
Per share amount	$0.29		$0.27

For the nine month period ended September 30, 2004
Net income	$1,359		$1,359
Weighted average shares (in thousands)	7,595	55	7,650
Per share amount	$0.18		$0.18

NOTE 8.                         RELATED PARTY TRANSACTIONS

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico.  The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. In September 2005, we extended the space used by 15,000 square feet to accommodate increased production needs. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, former East Coast Sales Manager of GPI-USA, previously provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders.  Since December 31, 2004, we have not purchased any products from Ron-Lyn Enterprises.  For the nine months ended September 30, 2005, and 2004, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $0, and $64,000, respectively, for miscellaneous table game accessories.

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

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2005		2004
Net sales to external customers:
USA	$6,693	49.9%	$5,482	59.2%
Europe and Russia	695	5.2%	1,509	16.3%
Asia	5,363	40.0%	1,874	20.3%
Other(1)	664	4.9%	385	4.2%
Total consolidated net sales to external customers	$13,415	100.0%	$9,250	100.0%

	NINE MONTHS ENDED SEPTEMBER 30,
	2005		2004
Net sales to external customers:
USA	$22,154	54.2%	$17,610	56.0%
Europe and Russia	3,429	8.4%	3,549	11.3%
Asia	13,031	31.9%	8,185	26.1%
Other(1)	2,279	5.5%	2,076	6.6%
Total consolidated net sales to external customers	$40,893	100.0%	$31,420	100.0%

(1)          Includes Canada, Africa, Australia, South America and other countries.

	SEPTEMBER 30,		DECEMBER 31,
	2005		2004
Property and equipment, net:
United States	$6,264	57.4%	$5,140	54.3%
Europe	3,285	30.1%	2,960	31.3%
Mexico	1,369	12.5%	1,369	14.4%
Total	$10,918	100.0%	$9,469	100.0%

NOTE 10.      SUBSEQUENT EVENT

On November 8, 2005, the company’s Board of Directors declared a one-time cash dividend of $0.10 per share payable on December 15, 2005 to shareholders of record at the close of business on November 21, 2005.  The cash will be paid from the company’s normal operations.  This is the first time a cash dividend has been paid.  For the forseeable future, the Board of Directors intends to consider one-time cash dividends on a periodic basis, however, no assurance can be given that the company will declare or pay any future dividends.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation, or GPIC, and each of its subsidiaries are collectively referred to herein as the “Company,” or “we” or “us” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed.  See “Forward-Looking Information Statements and Risk Factors”.

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

Our products on display at the 2005 Global Gaming Expo included our gaming chips with embedded Radio Frequency Identification, or RFID, technology and readers.  After years of research and development, we have been able to apply successfully the RFID technology to the gaming chips.  We now offer RFID technology with all of our brands and types of gaming chips. We also sell several types of readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses to read our gaming chips with the embedded RFID technology.  RFID gaming chips and readers help to protect the casinos from redeeming counterfeited or stolen chips and to improve the efficiency of table game management.  Our technology also allows casinos to control the total amount of money they have in the form of gaming chips.

We hold several patents related to the embedding of microchips in gaming chips and hold an exclusive license until 2015 on two patents owned jointly by International Game Technology and Shuffle Master Inc. for selling and using RFID gaming chips and readers in the United States for chip tracking purposes, or Chip Security. Over the years, we have sold several million of 125 KHz RFID gaming chips and hundreds of readers to casinos all over the world, including in the United States. At the same time, Progressive Gaming International Corporation, or PGIC, has implemented its 125 KHz table player tracking system using our RFID chips in several casinos. Recently, PGIC began demonstrating a table game player tracking prototype utilizing 13.56 MHz technology.  We are actively engaged in analyzing the feasibility of embedding microchips based on 13.56 MHz technology in our brands of gaming chips and the capabilities of the readers for Chip Security and player tracking purposes. Until this feasibility analysis is completed, uncertainties exist related to the effectiveness and efficiency of embedding the 13.56 MHz RFID microchips in standard gaming chips, production feasibility, relative costs and the acceptance of the technology in the casino industry. Our patents and exclusive license are applicable to both the 125 KHz and 13.56 MHz technologies. The 125 KHz technology, however, is the only production ready and market accepted technology currently available in the industry with respect to gaming chips and readers. While we are prepared to embrace all reasonable alternative technology which fulfills the needs of our customers, we are committed to continue to offer RFID gaming chips and readers utilizing 125 KHz technology as a viable alternative for the foreseeable future.

In late 2004, we were informed that one of our competitors was marketing a gaming chip product that claimed to have an embedded microchip and by doing so was allegedly challenging the validity of the patents now jointly owned by International Game Technology and Shuffle Master, Inc., as they relate to this competitor. Shuffle Master Inc. investigated the possible infringement in August 2005, and has represented to us that it was unable to prove, with any reasonable certainty, that the competitor was at that time violating any of the subject patents or our rights in the United States.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2005 and 2004

	THREE MONTHS ENDED SEPTEMBER 30,
	(unaudited)
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	63.3%	66.2%
Gross profit	36.7%	33.8%

Product development	0.8%	0.3%
Marketing and sales	8.7%	10.6%
Depreciation and amortization	3.7%	5.4%
General and administrative	20.1%	21.3%
Total operating expenses	33.3%	37.6%
Income (loss) from operations	3.4%	(3.8)%
Other income, net	0.2%	0.0%
Interest expense	(0.4)%	(0.6)%
Income (loss) before income taxes	3.2%	(4.4)
Income tax (expense) benefit	(1.4)%	3.2%
Net income (loss)	1.8%	(1.2)%

The following table details the Company’s historical revenues by product line:

	THREE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2005	2004
Revenues:
Casino chips	$8,978	$5,090
Table layouts	1,311	1,136
Playing cards	893	1,106
Gaming furniture	472	240
Dice	659	667
Table accessories and other products	1,102	1,011
Total	$13,415	$9,250

Revenues.  For the three months ended September 30, 2005, revenues were approximately $13.4 million; an increase of approximately $4.2 million, compared to revenues of approximately $9.2 million for the three months ended September 30, 2004.  The increase in revenues for the three months ended September 30, 2005 was principally due to the new casino openings and expansions as well as the timing of sales to such casinos.  GPI-SAS recorded revenues of $6.3 million, an increase in revenue of $2.9 million for the third quarter of 2005, compared to $3.4 million in revenues for the third quarter of 2004, primarily as a result of the sales to casinos in Asia.  Sales by GPI-USA amounted to $7.1 million in the third quarter of 2005 compared to revenues of $5.8 million for the same period in 2004.  This increase of approximately $1.3 million was primarily due to sales for a new casino opening in Las Vegas of approximately $150,000, sales revenue to a wholesaler totaling approximately $400,000, and several large reorders in the U.S.A., totaling approximately $800,000.

Cost of Revenues.  The decrease in the cost of revenues as a percentage of sales occurred principally due to better absorption of fixed costs related to higher volume in sales and the product mix related to sales at GPI-USA and GPI-SAS.

Gross Profit.  Gross profit for the three months ended September 30, 2005 increased in absolute dollars by approximately $1.8 million compared to the same three-month period in 2004.  This occurred as a result of the aforementioned increase in revenues of approximately $4.2 million, partially offset by an increase in cost of revenues of approximately $2.4 million.

	THREE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2005	Revenue %	2004	Revenue %
Product development	$107	0.8%	$25	0.3%
Marketing and sales	1,172	8.7%	978	10.6%
Depreciation and amortization	500	3.7%	496	5.4%
General and administrative	2,692	20.1%	1,974	21.3%
Total operating expenses	$4,471	33.3%	$3,473	37.6%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased by approximately $1.0 million from approximately $3.5 million during the three months ended September 30, 2004 to approximately $4.5 million during the three months ended September 30, 2005. Marketing and sales expense increased approximately $194,000 compared to 2004. This increase was mainly due to the reorganization of personnel and bonuses incurred in France.   General and administrative expenses increased approximately $718,000 compared to the same period in 2004. The increase in general and administrative expenses in the third quarter of 2005 was primarily the result of $241,000 in expenses related to Hurricane Katrina and Rita disasters, of which $191,000 is related to increased bad debt reserve for casinos in the area and $50,000 to donations, $298,000 is related to costs associated with the compliance of the Sarbanes-Oxley Act of 2002 at the Las Vegas and France facilities, $155,000 is related to upgrades to the existing IT systems, training and consulting fees in the Las Vegas and Mexico facilities, $112,000 is related to repairs, upgrades and expansions to the building facilities in Las Vegas, Mexico and France, and $57,000 is related to relocation and severance pay.

Other Income (Expense), (excluding Interest Expense).  During the three months ended September 30, 2005, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) increased to approximately $28,000 in income from approximately $3,000 in income during the three months ended September 30, 2004.  This increase of approximately $25,000 in income was principally the result of the increase in other interest income (expense) of approximately $44,000, which was primarily the result of increased yield on daily sweep investments in GPI-USA’s operating bank account and the gain on sale of marketable securities of $7,000 in the third quarter of 2005, offset by an increase in the loss related to foreign currency exchange of approximately $26,000 primarily as a result of the sale of marketable securities held by GPI-SAS.  This variation in foreign currency exchange gains (losses) occurred as a result in the value of the U.S. Dollar compared to the Euro.

Interest Expense.  For the three months ended September 30, 2005, interest expense decreased to approximately $48,000 from approximately $60,000 for the three months ended September 30, 2004 due to normal payments on long term debt.

Income Taxes.  During the three months ended September 30, 2005, we recorded an income tax expense of approximately $189,000 as compared to an income tax benefit of approximately $297,000 for the three months ended September 30, 2004.  The tax benefit for the 2004 three-month period is primarily a result of the net loss before taxes recorded by GPI-SAS for the third quarter of 2004. Deferred income taxes were previously not provided on the excess book basis in the shares of GPI-SAS because this basis difference was not expected to reverse in the foreseeable future as we did not intend to remit the earnings of GPI-SAS to GPI-USA. Effective in the first quarter of 2005, we provided deferred taxes on the excess book basis in the shares of GPI-SAS, as we now intend to distribute non-cash dividends from our French subsidiary in 2005 and 2006. The following items contributed to the increased tax provision for the third quarter of 2005: anticipated non-cash dividends; French withholding tax; recognition of a deferred tax liability related to a basis difference in GPI-SAS described above; and valuation allowances associated with foreign tax credits. The effective tax rate for the quarter ended September 30, 2005 was 43%, approximately 8 percentage points higher than the statutory tax rate due to the aforementioned factors.

Net Income (Loss).  For the three months ended September 30, 2005, we recorded net income of approximately $246,000 compared to a net loss of $111,000 for the same period in 2004.  The increase in the net income of approximately $357,000 occurred principally as a result of the aforementioned factors, including the increase in sales of $4.2 million offset by the increase in cost of revenues, general and administrative expense and income tax expense.

Comparison of Operations for the Nine Months Ended September 30, 2005 and 2004

	NINE MONTHS ENDED SEPTEMBER 30,
	(unaudited)
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	59.2%	60.4%
Gross profit	40.8%	39.6%

Product development	0.6%	0.3%
Marketing and sales	7.9%	9.2%
Depreciation and amortization	3.5%	4.7%
General and administrative	18.1%	18.2%
Total operating expenses	30.1%	32.4%
Income from operations	10.7%	7.2%
Other income, net	0.6%	0.1%
Interest expense	(0.4)%	(0.6)%
Income before income taxes	10.9%	6.7%
Income tax expense	(5.4)%	(2.4)%
Net income	5.5%	4.3%

The following table details the Company’s historical revenues by product line:

	NINE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2005	2004
Revenues:
Casino chips	$26,336	$18,470
Table layouts	3,725	3,337
Playing cards	2,899	3,238
Gaming furniture	2,026	1,231
Dice	2,079	2,011
Table accessories and other products	3,828	3,133
Total	$40,893	$31,420

Revenues.  For the nine months ended September 30, 2005, revenues were approximately $40.9 million, an increase of approximately $9.5 million, versus revenues of approximately $31.4 million for the nine months ended September 30, 2004.  The increase in revenues for the nine months ended September 30, 2005 was principally the result of increased GPI-USA sales of approximately $4.7 million and increased GPI-SAS sales of approximately $4.8 million during the first nine months of 2005 compared to the same period in 2004.  The U.S. operations’ sales increase was primarily due to sales for a new casino opening in Las Vegas of approximately $1.7 million, sales revenue to a wholesaler totaling approximately $1.0 million and several large reorders for approximately $2.0 million.  The GPI-SAS operations’ sales increase was primarily due to increased sales to large casinos in Asia for approximately $4.8 million.  For the nine months ended September 30, 2004, revenues included GPI-SAS sales to three casinos in Asia and to one in Canada for approximately $7.3 million and $700,000, respectively and the U.S. operations’ sale to a casino in Canada for approximately $1.0 million.

Cost of Revenues.  Cost of revenues in absolute dollars increased by approximately $5.2 million principally due to the increased sales while the percentage of cost of revenues slightly decreased due to better absorption of fixed costs related to the higher volume in sales.

Gross Profit.  Gross profit for the nine months ended September 30, 2005 increased in absolute dollars by approximately $4.3 million from the comparable prior year nine-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $9.5 million, partially offset by the increase in cost of revenues of $5.2 million.

	NINE MONTHS ENDED SEPTEMBER 30,
	(dollars in thousands)
	(unaudited)
	2005	Revenue %	2004	Revenue %
Product development	$241	0.6%	$97	0.3%
Marketing and sales	3,228	7.9%	2,893	9.2%
Depreciation and amortization	1,447	3.5%	1,476	4.7%
General and administrative	7,403	18.1%	5,712	18.2%
Total operating expenses	$12,319	30.1%	$10,178	32.4%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately $2.1 million to approximately $12.3 million during the nine months ended September 30, 2005 from approximately $10.2 million during the nine months ended September 30, 2004.  This increase was partially attributable to an increase in marketing and sales expense of approximately $335,000 due to sales employee costs primarily in France of approximately $263,000, and an increase in expenses related to the G2E gaming show held in Las Vegas of approximately $72,000. General and administrative expenses increased approximately $1.7 million compared to the nine months ended September 30, 2004.  This increase was the result of $740,000 in one-time expenses related to our NASDAQ phase-up to the National Market, building repairs in both our Las Vegas, Mexico and France facilities, and salary adjustments. In addition, we had expenses of $358,000 which were related to compliance with the Sarbanes Oxley Act of 2002, $241,000 related to Hurricane Katrina and Rita disasters, of which $191,000 is related to bad debt reserve for casinos in the area and $50,000 to donations, $230,000 related to upgrades in our current IT system, training and consulting in Las Vegas and Mexico, and $48,000 in legal fees related to patent acquisitions. We also show an increase of $50,000 in our benefit expense related to an increased number of employees and $86,000 in additional office equipment leasing.

Other Income (Expense), (excluding Interest Expense).  During the nine months ended September 30, 2005, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) increased to approximately $235,000 in income from approximately $30,000 in income during the nine months ended September 30, 2004.  This increase of approximately $205,000 was principally the result of an increase of

$84,000 related to foreign currency exchange gains in the 2005 period from the currency exchange net losses of approximately $23,000 in the 2004 period. This increase in foreign currency transactions was mainly due to the valuation of the Euro compared to the U.S. Dollar. Other interest income (expense) increased approximately $117,000, which was primarily the result of increased yield on daily sweep investments in GPI-USA’s operating bank account. The increase in the gain on sale of marketable securities amounted to $4,000 in the first three quarters of 2005, for a total of $38,000 compared to a total of $34,000 in the three quarters of 2004, primarily as a result of the sale of marketable securities held by GPI-SAS.

Interest Expense.  For the nine months ended September 30, 2005, interest expense decreased to approximately $155,000 from approximately $192,000 for the nine months ended September 30, 2004.  This decrease of approximately $37,000 was primarily caused by a slight decrease in the average outstanding debt amounts in the 2005 period as compared to the 2004 period, due to normal payments.

Income Taxes.  During the nine months ended September 30, 2005, we recorded an income tax expense of approximately $2.2 million as compared to a tax expense of approximately $749,000 for the nine months ended September 30, 2004. Deferred income taxes were previously not provided on the excess book basis in the shares of GPI-SAS because this basis difference was not expected to reverse in the foreseeable future as we did not intend to remit the earnings of GPI-SAS to GPI-USA. Effective in the first quarter of 2005, we provided deferred taxes on the excess book basis in the shares of GPI-SAS, as we now intend to distribute non-cash dividends from our French subsidiary, in 2005 and 2006. The following items contributed to the increased tax provision for the first three quarters of 2005: anticipated non-cash dividends; French withholding tax; recognition of a deferred tax liability related to a basis difference in GPI-SAS described above; and valuation allowances associated with foreign tax credits. The tax expense for the nine months ended September 30, 2004 is primarily a result of the Company’s foreign revenues and currency translation adjustments.  The effective tax rate for the nine months ended September 30, 2005 was 50%, approximately 15 percentage points higher than the statutory tax rate due to the aforementioned factors

Net Income.  For the nine months ended September 30, 2005, we recorded net income of approximately $2.2 million compared to $1.4 million for the same period in 2004. This increase in net income of approximately $800,000 occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of September 30, 2005, we had approximately $5.8 million in cash and cash equivalents and $3.6 million in marketable securities. Of that amount, we had approximately $2.1 million in cash and cash equivalents and $3.6 million in marketable securities in France through GPI-SAS at September 30, 2005. Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary into the United States. For the longer term, in addition to the foregoing cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Our backlog of production orders, which are expected to be filled in 2005, amounted to approximately $3.9 million for GPI-USA and $8.0 million for GPI-SAS as of September 30, 2005.  At September 30, 2004, our backlog was approximately $4.6 million for the U.S. and $2.6 million for France.  As of November 4, 2005, our backlog for 2006 was approximately $20.1 million, primarily due to casino growth in Macao and increased demand for RFID gaming chips.

Working Capital and Cash Flow.  Working capital totaled approximately $11.9 million at September 30, 2005 and $12.2 million at December 31, 2004.  We show a decrease in current assets of approximately $1.1 million offset by a decrease in current liabilities of approximately $754,000.  Overall cash and cash equivalents decreased approximately $2.2 million from December 31, 2004.

The decrease in current assets was due primarily to the following: the decrease in cash and cash equivalents of $2.2 million; the decrease in marketable securities of $1.4 million; a decrease in net accounts receivable of approximately $251,000 decrease in prepaid expenses and deferred income tax of $21,000 and partially offset by an increase in inventories, primarily work-in process, of approximately $2.5 million, and by an increase in other assets of $172,000.

The decrease in current liabilities was due primarily to a decrease in accounts payable of approximately $1.5 million, and a decrease in income tax payable of $683,000, which were partially offset by an increase in customer deposits of $1.5 million due to increased sales.

Net Cash Flow.  Net cash flow provided by operating activities was approximately $1.3 million during the nine months ended September 30, 2005, as compared to cash provided by operating activities of approximately $3.5 million during the same period in 2004. In the 2005 period, the primary operational uses of cash were related to an increase in inventory, and a decrease in accounts payable and income tax payable.  The primary operational sources of cash in the 2005 period were related to net income and customer deposits.  In the 2004 period, the primary operational sources of cash were related to net income, taxes and increases in customer deposits.  The primary operational use of cash in the 2004 period was related to an increase in accounts receivable.

Our investing activities resulted in net cash used in an amount of approximately $2.7 million for the first nine months of 2005 compared to approximately $2.1 million in net cash used in investing activities for the same period in 2004.  During the first nine months of 2005, we purchased two patents for approximately $235,000 relating to dice and tables, we purchased land to be used for parking for $800,000, and used cash for building expansions in France. No similar purchases occurred during the first nine months of 2004.  During the first nine months of 2005, we recorded net purchases of $883,000 for the net sales and purchases of marketable securities and mutual funds as compared to net purchases of marketable securities in 2004 for $579,000.

The net cash flow used in financing activities for the nine months ended September 30, 2005 related to the repayment of long term debt of $789,000 compared to the repayment of long term debt of $173,000 in 2004, offset partially by the proceeds from the issuance of common stock for approximately $505,000.  In the first nine months of 2005, our employees and directors exercised 61,500 options and 79,500 warrants at weighted average exercise price of $8.19 and $0.01 per share, respectively.  Overall, our cash balance decreased from December 31, 2004 to September 30, 2005 by approximately $2.2 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the value of the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our principal stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2004 and September 30, 2005, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow were in compliance with the financial covenants. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.34 and 0.15, respectively, as of September 30, 2005.

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

Las Vegas, Nevada Facilities.  In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust.  See “Secured Debt” above. Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002. On April 8, 2005, we closed escrow on an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property will be used for additional employee and visitor parking.

San Luis, Rio Colorado, Mexico Facilities.  We lease a 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004.  In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the rent amount may be prorated, commensurate with the space that we elect to use. In September 2005, we extended the space used by 15,000 square feet to accommodate increased production needs. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

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

Capital Expenditures.  We currently plan to purchase approximately $500,000 to $1.0 million in capital equipment and improvements during the remainder of 2005.

Inventory.  During the last several years, we have experienced inventory obsolescence provisions, which contributed to the cost of sales as a percentage of revenues.  Several factors contributed to these provisions, including changes in materials, thereby causing certain obsolescence and slow movement of certain products.  Additionally, increased security features added to casino playing cards and gaming chips which made and can make in the future certain materials or finished goods on hand at the time obsolete, contributing to the provisions recorded.

Contractual Obligations and Commercial Commitments

There was no material changes in the contractual cash obligations and commercial commitments during the nine months ended September 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 “SFAS 123-R”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123-R in the first quarter of fiscal 2006.  Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Management is evaluating the requirements of SFAS 123-R.  We believe the impact of adopting SFAS 123-R will result in additional expense for 2006.  The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not believe there will be a material impact of FIN 47 on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, (“SFAS 153”), “Exchanges of Nonmonetary Assets”, amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. We adopted this statement for nonmonetary asset exchanges beginning on July 1, 2005. The adoption did not result in a material impact to our results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

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

•                  A failure of the industry to accept RFID technology generally, (See Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Overview), the 125 KHz or the 13.56 MHz RFID technologies in particular, with respect to gaming chips and readers.

•                  Risks related to the realization of revenues from our backlog.

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

•                  Risks related to our international operations.

•                  Risks related to potential domestic or international terrorists incidents.

•                  Risks related to natural disasters, particularly in geographic regions with high concentration of gaming activities.

•                  Risks related to tourism or travel declines due to pandemic diseases, fuel prices, or other travel limitations.

•                  Risks related to the sale of a substantial number of shares of our common stock, or the perception that this will occur.

•                  Other risks and uncertainties specified in our Form 10-K for the year ended December 31, 2004 under the heading “Forward Looking Information Statements and Risk Factors.”

In addition to the risks above, new legislation or regulations requiring stricter corporate governance and financial reporting standards will lead to an increase of our costs of compliance.  Beginning in fiscal year 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our Annual Report on Form 10-K.  While we intend to fully comply with these new laws and regulations, a failure to comply may impact market perception of our financial condition and could materially harm our business and operating results.

OTHER INFORMATION

We previously qualified for the “controlled company” exemption under Rule 4350(c)(5) of the Nasdaq Stock Market.  Pursuant to this rule, a “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company.  As a result of this exemption, we have not been required to have a majority of independent directors on our board of directors, which is one of the requirements for listing on the Nasdaq Stock Market.  We are otherwise in compliance with the other Nasdaq listing requirements, including independent nomination and compensation committees.

In our 2005 proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 2005, we reported that the board of directors had determined that we were no longer a “controlled company” as the beneficial ownership of Elisabeth Carretté was diluted to just under

50% of GPIC’s voting power due to the issuance of additional shares upon the exercise of stock options at the end of 2004.  We reported that, if we did not qualify for the “controlled-company” exemption before December 16, 2005, we would take such action as may be necessary to comply with the majority independent board requirement by such date, which was the permitted phase-in period under the Nasdaq rules.

In evaluating whether GPIC qualified for the “controlled company” exemption, the board of directors asked Elisabeth Carretté, a director and largest stockholder of GPIC, and Eric P. Endy, a director and stockholder of GPIC, to assess whether a group exists between them.  In order for a group to exist for Nasdaq purposes, the stockholders must have publicly filed a Schedule 13D or other notice reporting that they are acting as a group.  Under Rule 13d-5(b)(1), a group is deemed to exist when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing or equity securities of an issuer.  In the present case, Mrs. Carretté and Mr. Endy have a five-year voting agreement relating to the election and removal of directors.  In addition, Mrs. Carretté, through Holding Wilson, S.A., has a right of first refusal to purchase Mr. Endy’s shares of GPIC.  As the agreements relate to the voting and holding of GPIC’s equity securities, and based on reported cases and SEC interpretations with respect to Section 13(d), it appears that a group does exist between Mrs. Carretté and Mr. Endy under Rule 4350(c)(5).  Although Mrs. Carretté and Mr. Endy previously disclaimed group status in their prior Schedule 13D filings, they each fully disclosed in those filings the relationship between them and included the other person’s shares in their total shared voting power.  Subsequently, Mrs. Carretté and Mr. Endy have each filed an amendment to their respective Schedule 13Ds reporting that they are acting as a group.

In light of the group status of Mrs. Carretté and Mr. Endy, the board of directors has determined that GPIC is a “controlled company” as defined in the rules of the Nasdaq Stock Market.  GPIC is therefore exempt from the requirement for a majority independent board.  Mrs. Carretté and Mr. Endy combined own more than 50% of the voting power of GPIC.  The beneficial ownership of GPIC’s common stock as of October 30, 2005, by  each of Mrs. Carretté and Mr. Endy (other than the shares attributable to each of them as a result of the group), and by them as a group, is set forth in the following table:

Name of Beneficial Owner	No. of Shares	Options / Warrants Exercisable within 60 Days	Beneficial Ownership(1)		Percent of Class(2)
Elisabeth Carretté	3,916,416	5,595	3,922,011	(3)	49.8%

Eric P. Endy	464,914	27,000	491,914	(4)	6.2%

Mrs. Carretté and Mr. Endy as a group	4,381,330	32,595	4,413,925		55.9%

(1)                      Represents sum of shares owned and shares which may be purchased upon exercise of options or warrants exercisable within 60 days of October 30, 2005.

(2)                      Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days of October 30, 2005 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person.

(3)                      Includes (i) 3,900,330 shares held by Holding Wilson S.A. and (ii) 15,741 shares held by the estate of Mr. Carretté.  In addition, Mrs. Carretté beneficially owns, directly or indirectly: (i) an option held by the estate of Mr. Carrette to purchase 4,000 shares granted under GPIC’s 1994 Long-Term Incentive Plan, or

LTIP, of which all 4,000 shares are currently exercisable, (ii) an option to purchase 6,000 shares granted under the LTIP, none of which is currently exercisable; and (iii) antidilution warrants to purchase up to 191,799 shares, of which 1,595 shares are currently exercisable.  Holding Wilson S.A. has the right to vote the shares beneficially owned by Eric P. Endy for the election or removal of directors pursuant to a five-year irrevocable proxy dated September 12, 2002.  Mrs. Carretté and Holding Wilson S.A. also have a right of first refusal to purchase any shares that Mr. Endy or The Paul S. Endy Jr. Living Trust, or the Endy Trust, decide to sell.

(4)                      Includes (i) 369,559 shares held by the Endy Trust, of which Eric P. Endy is the sole trustee and beneficiary, (ii) 18,000 shares held by trusts established for the benefit of Mr. Endy’s family, and (iii) 6,000 shares held by his spouse.  Mr. Endy has the right to vote the shares beneficially owned by Mrs. Carretté for his election as a director pursuant to a five-year irrevocable proxy dated September 12, 2002.

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar has strengthened against the Euro from $0.73310 at December 31, 2004 to $0.83040 at September 30, 2005.  For the nine months ended September 30, 2005, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of September 30, 2005, we had total interest bearing debt and capital lease obligations of approximately $2.9 million.  Of this amount, approximately $1.9 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $961,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 6.75% as of September 30, 2005, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8% we would have increased interest expense on approximately $961,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,600 over the next twelve-month period.

ITEM 4.                             CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of our disclosure controls and procedures, or Disclosure Controls (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)), as of the end of the period covered by this report, which was done with the participation of the Chief Executive Officer and Chief Financial Officer, and have concluded that as of the end of the third quarter of 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be described by us in the reports that we file or submit under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the current quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2005, we issued an aggregate of 29,500 shares of our common stock as a result of the exercise of antidilution warrants.  The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there are currently antidilution warrants to purchase an aggregate of 91,499 shares (including antidilution warrants for 2,000 shares which are currently exercisable) of our common stock remaining.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  At December 31, 2003 and March 31, 2004, GPI-SAS’s ratios of total loan and similar debt (inclusive of capital lease obligations) to operating cash flow exceeded the required limits.  However, GPI-SAS has met the total loan and similar debt (inclusive of capital lease obligations) to operating cash flow ratio as of June 30, 2004 through the current period ending September 30, 2005. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.34 and 0.15, respectively as of September 30, 2005.  We reclassified this debt from current maturities of long term debt to long term debt as of June 30, 2004 and it remains classified as long term debt as of September 30, 2005.

ITEM 6.                             EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Press release dated November 11, 2005 reporting financial results for the three and nine months ended September 30, 2005.  This press release is furnished as Exhibit 99.1.  This information shall not be deemed incorporated by reference into any other filing with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 11, 2005	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer