Form 10-K
period 2005-12-31
Gaming Partners International CORP
filed 2006-03-31
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one): Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005, based on the closing price as reported on the Nasdaq National Market of $19.00 per share:  $[48,852,933].

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 24, 2006, was 7,917,827 shares of Common Stock.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005, are incorporated by reference into Part III of this Report.

PART I

Item 1.   Business.

The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1.A. Risk Factors.

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

On September 12, 2002, the businesses of GPIC, GPI-SAS and GPI-SAS’ then wholly-owned subsidiary, The Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS was the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1.)

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

We are headquartered in Las Vegas, Nevada, with manufacturing facilities located in Las Vegas, Nevada, San Luis Rio Colorado, Mexico, and Beaune, France. Our primary sales offices are in Las Vegas, Nevada and Atlantic City, New Jersey and Gulfport, Mississippi for the United States, and Beaune, France for the remainder of the world. Through our GPI-USA subsidiary, we primarily sell our casino products manufactured in North America to licensed casinos throughout the United States and Canada. Through our GPI-SAS subsidiary, we primarily sell our European-manufactured casino products and some North American products to licensed casinos internationally in countries other than the United States. Our revenues are derived primarily from the sale of casino table game products to casinos throughout the world. Most of our products are sold directly to end-users. In some regions of the world, however, we sell through distributors. We also sell our non-casino poker chips to a wholesaler in the United States.

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

Product Segments

We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14.)

Recent Developments

We have demolished the existing building on the property we purchased adjacent to our Las Vegas Headquarter in April of 2005. We are currently in the process of constructing a paved parking lot while awaiting the proper permits from the local government authorities. We expect to have this completed in the second quarter of 2006.

In January 2006, Progressive Gaming International Corporation, a provider of diversified gaming products and services, granted GPIC the exclusive rights in the U.S. and non-exclusive rights outside the U.S. to manufacture gaming chips with 13.56 MHz RFID technology. GPIC has the ability to embed the 13.56 MHz RFID microchip in each and every one of its popular brands of gaming chips. We offer casinos all of our gaming chips, plaques and jetons with either this proprietary embedded high frequency 13.56 MHz RFID microchip or our well known and reliable 125 KHz RFID microchips and readers, which technology we will support and continue developing in the future for the casinos particularly interested in Casino-Currency-Control.

Products

Gaming Chips

We design and manufacture gaming chips, including casino chips, plaques and jetons (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Because casino chips, jetons and plaques, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features into each chip. Our most sophisticated anti-counterfeiting feature is a radio frequency identification device, or “RFID,” which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

A casino will generally order all of its gaming chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, and generally between $0.75 and $2.00 per chip in the USA, depending upon the specification, quantities, design and security features. A typical Paulson™ brand clay chip with a microchip will sell for less than approximately $1.90 per chip. Given this relatively low cost and a gaming chip’s expected lifespan of five or more years, we believe that competition is generally based upon factors other than price. In 2005, we sold and manufactured approximately 20 million gaming chips, including casino chips, plaques and jetons.

Gaming chips can be divided into three basic families:  (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Jetons, plaques and all casino chips can also be manufactured with an embedded RFID microchip. Casino chips accounted for approximately 66% of total sales in 2005.

European-style Jetons and Plaques

Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by GPI-SAS at our facility in France. Jetons are circular with standard diameters in 13 different sizes, ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm x 30 mm to 151 mm x 105 mm. Jetons and plaques are used mainly for traditional European games and also extensively in Asian countries. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV print, number serialization, laser print or “LaserLock”, gold lace material and RFID technology. GPI-SAS created its original product line in 1925 and has held a leading position in this market since that time. Our production capacity in France for European-style jetons and plaques is approximately five million chips, considering the use of three shifts.

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

•       Injection Molded Chips.   Plastic injection molded chips were created in the late 1960’s under the Bud Jones brand, manufactured in the U.S. Such chips are made with several injection molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, UV prints, LaserLock, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand, which is manufactured in France, has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. A particular line of injection molded gaming chips specifically designed and sold for optical reading identification are also manufactured by GPI-SAS. The GPI-USA’s and GPI-SAS’ lines of injection-molded chips allow a very good coverage of most casinos’ requirements, which vary greatly around the world. Production capacity for injection molded chips in the U.S. and France is approximately 12 million, considering the use of 2-3 shifts.

•       Sublimation Chips.   Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper onto the plastic disc. The printed colors sublimate and go from the paper into the plastic material. In 1996, GPI-SAS created a new way of manufacturing this type of casino chip by using a printing technology called “pad printing.”  This technology permits simultaneously printing on the face and the edge of the chip. GPI-SAS holds several patents and patent applications for this technology, and refers to this casino chip as “Full Face.”  Security features for sublimation chips include UV pigments and LaserLock. Production capacity at GPI-SAS is approximately two million chips, considering utilizing three shifts.

•       Compression Molded Chips.   Compression molded casino chips are manufactured from a proprietary formulation of more than 13 raw materials using a compression molding system. Printed decals or “inlays” are incorporated in the chips during the molding steps. Customized designs, security and identifying features are incorporated into the chips. GPI-USA holds a leading market share in compression molded chips, which are similar to the original clay chips of the past. They have a unique feel and easy handling and are often referred to as “clay chips.”  Compression molded chips are manufactured under the Paul-Son™ brand at its GPI-Mexico facilities in San Luis Rio Colorado, Mexico. Various security features are used to make the chips more counterfeit resistant, including UV pigments, LaserLock, alpha-dot, customized rim and RFID technology. Our annual production capacity at our Mexico facilities is approximately 20 million compression molded chips (based on a single shift and increased labor availability). We believe that given our current anticipated production level of compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand. In 2005, GPI-Mexico produced approximately 14 million chips.

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

RFID Technology

Bourgogne & Grasset (now GPI SAS) started making RFID chips before 1994. Some 10 years ago GPIC and Mikohn Gaming Corporation, now Progressive Gaming International Corporation, started working together and selected Philips 125 KHz or low frequency RFID technology as it is particularly well adapted to the chip security and chip tracking applications. PGIC developed players tracking applications with this technology. GPIC acquired the rights to the reader technology from Philips in 2001 and developed very significantly the reading capabilities of this reader. Ten years ago GPIC readers could read only stacks of 10 chips, now several hundred of chips in stacks of 20 can be read in a matter of a few seconds and new improvements are coming. The 125 KHz Philips RFID microchip used by GPIC is now in its third generation and a fourth generation is planned.

Over the years RFID chips’ capabilities went up and costs came down. The first B&G gaming chips with RFID technology that GPI sold in 1996, were priced above $6.00, more than $4.50 above the regular price of a gaming chip. Today instead of $4.50, GPIC charges substantially less for an embedded 125 KHz RFID microchip transponder in a Paulson chip, programming and royalty included. In parallel, the prices of the readers went down while their capabilities increased.

Over the last few years, GPIC has sold several million RFID chips and hundreds of readers mainly for chip tracking and chip security to casinos all over the world, including the U.S. GPIC holds several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque and an exclusive license on two patents owned jointly by IGT and Shuffle Master to make and sell RFID chips in the U.S. Our patents and exclusive license apply to all RFID frequencies.

In 2003, PGIC started developing new player tracking systems based on the higher frequency 13.56 MHz RFID microchips and readers developed by an Australian company called Magellan. PGIC has an exclusive agreement with Magellan for all gaming applications of these 13.56 MHz RFID microchips and readers. As casinos have expressed an interest in PGIC’s project, we developed efficient ways to embed this 13.56 MHz RFID tag in all well known and widely accepted B&G, Paulson and Bud Jones chips including B&G jetons and plaques. In January 2006, PGIC and GPIC signed an agreement by which we have the right to buy the 13.56 MHz RFID tags to make casino chips, exclusive for the U.S. market and non-exclusive for the rest of the world. Casinos now have the choice between the two RFID technologies: 125 KHz and 13.56 MHz.

The RFID chips and readers significantly increase the casino protection against counterfeit chips. In addition, the RFID chips and readers, with appropriate software programs, open the door to significant increases in efficiency and cost savings. Chips can be tracked and accounted for automatically and reliably everywhere in the casino. With appropriate systems developed and sold by other companies, players can also be tracked for more objective comping.

As a result of RFID embedded gaming chips, readers and computer systems, the necessary tools are now available for the casinos to track their gaming chips and players and to manage their tables as efficiently as their slots.

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

The typical sales price of casino dice currently ranges between approximately $3.00 and $4.00 per pair. We currently have the capacity to produce approximately 1 million pairs of dice per year (based upon one production shift) in Mexico. In 2005, we produced approximately 789,000 pair of dice. We believe our capacity for dice production is sufficient to accommodate an increase in production requirements.

Table Layouts

Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. GPI-USA has developed a comprehensive range of different quality layouts and various printing processes. GPI-USA manufactures Paulson® felt and synthetic layouts made of FX® material for which GPI-USA holds an exclusivity of supply in the U.S., as well as full graphic layouts. We have a creative art department that can design any specific layout to meet the casino needs.

We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which we believe result in the widest variety of customized colors. Since 2000, when we acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, we have also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights have a remaining duration of 10 years and enable us to provide a full line of table game supplies and equipment.

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

We primarily sell our layouts manufactured from our Mexico facilities and occasionally, in Las Vegas; we also may sell a small quantity of full graphic sublimation layouts using an outside vendor. Our layout production capacity is approximately 24,000 felt layouts and approximately 20,000 synthetic layouts per year. In fiscal 2005, we produced approximately 29,000 layouts, of which approximately 14,000 were felt and 15,000 were synthetic. We believe the capacity of our layout production facilities in Mexico will allow us to increase layout production as needed.

Playing Cards

We manufacture and sell our own line of paper casino playing cards under the Paulson® brand. A deck of cards typically sells to casinos within a price range of approximately $0.80 and $1.50 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card. Our cards are compatible with all card shufflers.

Given our relatively low market share of the playing cards market, our established distribution system for table game supplies and our low cost manufacturing facilities, we believe that playing cards represent a reasonable growth opportunity for us.

We produce all of our playing cards in our GPI-Mexico facilities. We purchased and leased additional equipment in fiscal 1999 to increase our production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better customer service to selected clients, providing a better return to us. In 2005, the Company produced approximately 4 million decks of playing cards.

Traditionally, the California card room market prefers the plastic playing cards while the traditional hotel-casino markets generally prefer the paper cards. Our capacity, assuming a single shift, is approximately 8 million decks per year.

Wheels

GPI-SAS manufactures American and French roulette wheels in Beaune, France and sells them primarily in Europe and in certain United States and Canadian-based jurisdictions where GPI-SAS is licensed (such as New Jersey, Washington State and Mississippi). Production in France consists in designing and assembling the different parts produced by very specialized sub-contractors. In 2005, France produced and sold approximately 100 roulette wheels mostly in Europe. Our capacity is approximately 300 wheels.

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

Gaming Furniture

We sell a variety of casino gaming furniture, including tables and seating. Tables range in price from approximately $1,500 for a blackjack table to approximately $3,000 for a roulette table (excluding the roulette wheel) and up to approximately $5,000 for a craps game table. We offer a “Premier” line of gaming furniture and a “Select” line in response to the industry’s demand for a lower priced, quality line of blackjack tables. We believe the “Select” line enables us to compete with the price structure of our competitors while maintaining our quality standards. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell gaming chips and consumable products such as layouts, dice, cards, and other accessories to the table purchasers. Prior to 2000, we purchased our gaming tables from a third party and subsequently we began manufacturing our own table game furniture components in our Mexico facility. Tables are assembled by us in Mexico and completed by adding the felt layout, drop boxes, trays and other table accessories in Las Vegas. Table game seating is produced by nonaffiliated manufacturers and distributed by us. We have seen a growth in our sales of gaming furniture due to the openings and expansions of new poker rooms. In 2005, GPI-Mexico produced approximately 2,300 tables. GPI-SAS also manufactures a variety of casino gaming furniture, including tables (blackjack, roulette, etc.) in Beaune, France.

Table Accessories and Other Products

In order to offer our customers a full product line, we sell a number of ancillary casino table game products, which we typically do not manufacture. We have expanded our manufacturing of certain plastic products, including dealing shoes in our Mexicana facility. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. In 2005, GPI-Mexico produced approximately 11,000 ancillary products and sold in conjunction with our gaming furniture.

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

Sales, Advertising and Promotion

We generally distribute our products in the United States, North America and the Caribbean Islands through our six-person sales force, which primarily operates out of regional offices in Las Vegas, Nevada, Atlantic City, New Jersey and Gulfport, Mississippi. We generally distribute our products in the international market through our four-person sales force, which operates out of our Beaune, France office.

We believe that the long-standing customer relationships, which have been developed over the years by our individual sales representatives, as well as our reputation for quality, reliability and security features, are key factors upon which we successfully compete in the market place. Experience, production, flexibility, service and a wide range of products are the keys to selling customized products and position ourselves as the casino partners for the table operations. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local distributors. But, even in this case, we always maintain direct contact with the end clients.

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

Our experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided that the quality, service and competitive pricing on the products are maintained. As a result, our sales efforts are primarily focused on selling and promoting a wide range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, we seek to realize a steadily increasing base of recurring sales for our consumable products such as layouts, dice and cards, while capturing incremental sales to new casinos.

Materials, Supplies and Backlog

We maintain good relationships with our suppliers and have, where possible, diversified our supplier base so as to avoid a disruption of supply. However, some key raw materials for our principal products have unique suppliers. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, and felt and synthetic fabric, which are readily available from several suppliers. We believe that our practice of purchasing from diversified sources minimizes the risk of interrupting the supply of raw materials.

Our backlog of production orders amounted to approximately $4.5 million for the U.S. and $21.2 million for our France operation as of December 31, 2005. At December 31, 2004, our backlog was approximately $4.5 million for the U.S. and $10.0 million for our France operation. We believe that all of our backlog will be filled in 2006.

Competition

There are a number of companies that compete with us in the sale of each of our product lines:

Gaming Chips.   The gaming chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations are Chipco International Ltd. and RT Plastics in the United States, Abbiati in Italy, Dolphin in Australia, Matsui Gaming Machines in Japan and other local manufacturers in each jurisdiction. We believe key competitive factors for gaming chip sales are: well established product and process security, respect of players’ and dealers’ habits, attractiveness, durability, quality of service and price.

Table Layouts.   Our primary competitors for casino table layouts are Midwest Game Supply Co. and Gemaco Playing Card Co. in the United States, and TCS/John Huxley in the United Kingdom. We believe the key competitive factors for table layout sales are cloth quality, durability, printing processes and price.

Playing Cards.   Our major competitors in the domestic playing card market are The U.S. Playing Card Co. and Gemaco Playing Card Co. Our major competitors internationally are Angel Cards in Japan, primarily servicing the Asian market, and Carta Mundi in Belgium, primarily servicing the European market. We believe the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, quality control, brand name identification, process security and reputation.

Gaming Furniture.   Our principal competitors for casino gaming furniture are TCS/John Huxley in the United Kingdom and Abbiati in Italy and smaller regional wood shops in certain geographic areas. Competition is based on product ranges, quality service, industry know how, and price.

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

Table Accessories and Other Products.   Our principal competitors for distributing table accessories and other products, which include drop boxes, dealing shoes, chip trays and chip bank covers, foot rails are several local vendors. We believe that key competitive factors for these products are the ability to be a single source supplier, service, convenient locations, and product quality.

Intellectual Property

We have a portfolio of registered service marks, trademarks and logos, exclusive patent rights, and patents that provide us with a competitive advantage, fostering future profitability and growth. The logos and trademarks include, but are not limited to: “Gaming Partners International®,” “GPI,” “Paulson™,” “Bud Jones®,” “Smartchips™,” “Chipsoft™,” “SafeChip™,” “Bourgogne et Grasset®,” “BG®,” “Paulson FX®,” “Paul-Son Gaming™,” “Air-Rail®,” and “TK™.”  We also retain an exclusive license to manufacture and sell gaming chips with embedded RFID microchips in the United States until 2015. We believe that our trademarks, logos and patent rights are valuable to the operation of our Company and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our trademarks, logos or patent rights. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others. It may be difficult for us to prevent others from copying elements of our concepts, or our trade secrets, and any litigation to enforce our rights will likely involve significant costs.

Environmental Matters

We believe we are in compliance with international, federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment. The liability for environmental remediation or costs will be accrued by us when or if it is considered probable and the costs can be reasonably estimated. The parcel of land that we purchased in the second quarter of 2005 contained a building that has been demolished as we plan to use the land primarily for parking. There is currently no violation of law and we plan on completing the parking lot construction in accordance with all local laws and regulations.

Employees

At February 28, 2006, we employed approximately 870 persons. Approximately 450 of the employees were located at our Mexico facilities, approximately 320 employees were located in our Beaune, France facility and the remainder were located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Gaming Jurisdictions
Arizona	New York
California	North Carolina
Colorado	North Dakota
Connecticut	Oklahoma
Florida	Oregon
Illinois	South Dakota
Indiana	Washington
Iowa	Wisconsin
Kansas	Australia

Louisiana	Puerto Rico
Michigan	Nova Scotia, Canada
Minnesota	Ontario, Canada
Mississippi	Manitoba, Canada
Missouri	Saskatchewan, Canada
Montana	Quebec, Canada
Nevada	British Columbia, Canada
New Jersey	Alberta, Canada
New Mexico	Republic of Panama

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

Financial Information About Geographic Areas

See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14 for certain financial information by geographic area.

Available Information

Our current website is www.gpigaming.com. There we make available, free of charge, our Annual Report on Form 10 K, Quarterly Reports on Form 10 Q, Current Reports on Form 8 K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. You may also submit written information requests by mail to:  Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102, Attn:  Investor Relations.

Item 1.A.             Risk Factors.

Throughout this Annual Report on Form 10-K, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipate performance, development and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Demand for our products would be adversely affected by:

•        a lack of acceptance of our RFID technology;

•        a reduction in the growth rate of new and existing casinos and markets, particularly in Asia;

•        delays of scheduled openings of newly constructed or planned casinos; and

•        a decline in the public acceptance of gaming.

Our intellectual property rights are subject to risks, including:

•        development of new proprietary technologies that could be applied by our competitors to make our products obsolete or less desirable;

•        potential inability to obtain, maintain and defend patents, trademarks, copyrights and trade secrets to protect our newly developed products and technology;

•        competitors’ infringement upon our existing trademarks, patents, trade secrets copyrights;

•        costs in defending our intellectual property rights against unexpected claims;

•        approval of competitors’ patent applications that may restrict our ability to compete effectively;

•        successful challenge of the patents underlying our exclusive license in the U.S. regarding our RFID embedded gaming chips; and

•        ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•        uncertainties related to changing economic conditions including those that affect the relative health of the gaming industry;

•        higher than anticipated manufacturing, selling, administrative, legal and/or distribution costs;

•        unfavorable changes in United States or foreign state or federal taxation laws or application of such laws that could reduce our profitability;

•        political or economic instability in international markets; particularly those where we have higher sales concentrations and growth;

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

•        a lack of success in developing or adequately servicing new products, in particular our products with security features;

•        failure of the casino industry to accept RFID technology with respect to gaming chips and readers; and/or the 125 KHz or the 13.56 MHz RFID technologies in particular; and

•        an increase in the popularity of competitors’ products.

Investors cannot exercise control over our Company as a result of principal stockholders’ ownership due to:

•        the current executive officers and directors of our Company beneficially own approximately 68.0% of our outstanding common stock as of March 21, 2006. As a result, the executive officers and directors of our Company can control the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;

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

We are subject to risk related to our combination with GPI-SAS, including:

•        difficulty in moving cash between GPI-SAS and GPI-USA, primarily due to negative tax consequences; and

•        volatility in our intercompany international operations.

Our business operations are subject to other risks, including:

•        the limited or unique suppliers for certain key raw materials for significant products;

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

•        natural disasters, pandemic illnesses, travel or tourism decline risks, increased fuel prices, other travel limitations, or acts of God that are concentrated in major gambling locations;

•        acts of war, potential domestic or international terrorist incidents; and

•        any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

In addition to the risks above, new legislation or regulations requiring more stringent corporate governance and financial reporting standards have led and will continue to lead to an increase in our costs of compliance. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our 2007 and post-2007 Annual Reports on Form 10-K. While we intend to fully comply with these new laws and regulations, a failure to comply may impact market perception of our financial condition and could materially harm our business and operating results.

Item 1.B.            Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We are based in, and operate domestically from, company-owned facilities in Las Vegas, Nevada, and internationally from Beaune, France. We currently assemble and manufacture our primary products at facilities in Las Vegas, Nevada, San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey and Gulfport, Mississippi.

Las Vegas, Nevada.   Our Las Vegas headquarters are located in an approximately 60,000 square foot building. Our Las Vegas headquarters was purchased in September 1995 for approximately $2,000,000.

This facility houses the Las Vegas sales and corporate offices, including a centralized warehouse for certain of our finished goods inventory, several manufacturing departments, and a graphics art department. In our Las Vegas headquarters, we also maintain a certain inventory of templates, graphic designs, logos, and tools and dies for casino customers’ gaming equipment. Maintaining such an inventory, results in time and cost savings for product manufacturing and delivery to our customers. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. In the second quarter of 2005, we acquired an approximately one acre parcel of land adjacent to our Las Vegas headquarters for approximately $800,000. We intend to use the property primarily for additional employee and visitor parking. (See Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.)

San Luis Rio Colorado, Mexico.   We manufacture some casino chips, all playing cards, dice, all plastic products, some layouts and some processes for tables at two facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips and dice are manufactured, 15,000 square feet where layouts are produced and an approximately 66,000 square foot facility used for playing cards, some woodshop processes, and layout products production. We own the 66,000 square foot facility. We lease our main 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004. In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the amount may be prorated, commensurate with the space we elect to use. Effective March 1, 2006, we amended our current lease for an additional 17,500 square feet. This extension has the same five year term at the same monthly rent amount of approximately $0.35 per square feet, or $6,100. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements Notes 13 and 16.)

Beaune, France.   We own an approximately 34,000 square foot manufacturing and administrative facility, in Beaune, France. On January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 U.S. as of January 9, 2004) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for a building expansion, which included approximately 3,600 square feet of additional office and production space and 1,350 square feet of storage space. This expansion was completed in the third quarter of 2004.

On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to extend the Jeton and Plaque Production area. This extension was completed in the third quarter of 2005. The cost was approximately $320,000, totally paid for out of our operating funds. In February 2006, we entered into a construction contract for a 5,400 square foot additional building to be completed in the third quarter of 2006, to receive the equipment warehouse and the showroom. We anticipate the cost to be approximately $350,000, to be paid for out of our operating funds.

Facility Capacity.   With its current approximate 216,000 square feet as of December 31, 2005, of manufacturing facilities, plus the additional space of approximately 1,600 square feet, and other anticipated expansion in 2006, resulting from the GPI SAS and GPI USA’s building expansions, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.                        Legal Proceedings.

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 9. For information regarding legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.                      Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

As of March 10, 2005, the Company moved its stock trading from the NASDAQ SmallCap Market to the NASDAQ National Market, and continued trading under the symbol “GPIC.”  Prior to the name change on September 1, 2004, the Company’s stock traded under the symbol “PSON.”  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 24, 2006, the closing price was $14.22 per share.

Fiscal Year	High	Low
2004 First Quarter	5.66	3.90
2004 Second Quarter	4.40	3.31
2004 Third Quarter	8.85	3.85
2004 Fourth Quarter	25.44	9.55
2005 First Quarter	19.56	12.40
2005 Second Quarter	19.64	13.36
2005 Third Quarter	23.42	14.99
2005 Fourth Quarter	15.65	11.18

Holders

There were 104 holders of record of our common stock as of March 24, 2006. We estimate that there are approximately 1,215 beneficial holders of our common stock based on the proxies distributed in connection with the May 2005 meeting of stockholders.

Dividend Policy

On November 8, 2005, the Company’s Board of Directors declared a one-time cash dividend of $0.10 per share paid on December 15, 2005 to shareholders of record at the close of business on November 21, 2005. The cash was paid from the Company’s normal operations. This was the first time a cash dividend had ever been paid.The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219, and with a phone number of (718) 921-8247.

Purchases of Equity Securities by the Issuer

The Company made no purchase of GPIC equity securities during the fourth quarter of 2005.

Unregistered Sales

The Company reported certain unregistered sales of equity securities on Form 8-K, Item 3.01, filed with the Securities and Exchange Commission on March 3, 2005. In addition, on September 12, 2005, GPIC issued an aggregate of 29,500 shares of our common stock as a result of the exercise of antidilution warrants. The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS. The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction. The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction. The exercise price of the antidilution warrants is $0.01 per share. The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated. Of the 459,610 antidilution warrants, there were 91,500 warrants exercisable at December 31, 2005, of which 21,366 warrants may be exercised in 2006 at $0.01 per share.

The antidilution warrants only become exercisable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted. From March 31, 2005 to May 31, 2005, stock options to purchase an aggregate of 29,500 shares were exercised pursuant to our Incentive Plan at exercise prices ranging from $8.0625 to $8.75, thereby triggering the exercisability of a corresponding number of the antidilution warrants. The issuance of the shares underlying the stock options was registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission. None of the antidilution warrants or underlying shares have been registered, and were issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended. The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares. The exercise of the antidilution warrants and acquisition of the underlying shares were exempt under Rule 16b-3 and Rule 16b-6(b).

Item 6.                        Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2005, 2004, and 2003 and as of December 31, 2005 and 2004, have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001, have been derived from our audited consolidated financial statements not included herein.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS was the purchaser of GPIC.   On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1.)

The table below reflects historical information for the year ended December 31, 2001 for GPI-SAS and for the former Bud Jones Company for the entire year, the chip manufacturing business of Trend Plastics, Inc. from August 2001 and T-K Specialty Company, Inc. from September 2001. The year ended December 31, 2002 includes historical information for GPI-SAS, the former Bud Jones Company, Trend Plastics, T-K Specialty Company, Inc. for the entire year and the former Paul-Son Gaming Corporation and its subsidiaries from September 12, 2002. The years ended December 31, 2003 to 2005 include historical information for all entities described above, for the full years.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Operations statement data:
Revenues	$57,121	$44,585	$36,171	$21,861	$23,089
Cost of revenues	34,140	27,249	22,387	14,770	15,849
Gross profit	22,981	17,336	13,784	7,091	7,240
Selling, general and administrative expenses	17,142	13,260	12,042	7,607	5,698
Restructuring and costs associated with Combination	—	—	—	622	—
Operating income (loss)	5,839	4,076	1,742	(1,138)	1,542
Gain (loss) on foreign currency transactions	133	(155)	(292)	(529)	225
Interest expense	(199)	(253)	(264)	(232)	(170)
Other income	311	98	148	128	124
Total other income (expense)	245	(310)	(408)	(633)	179
Income (loss) before income tax expense	6,084	3,766	1,334	(1,771)	1,721
Income tax expense	1,756	1,152	101	383	737
Net income (loss)	$4,328	$2,614	$1,233	$(2,154)	$984
Earnings (loss) per share:
Basic	$0.55	$0.34	$0.16	$(0.42)	$0.24
Diluted	$0.53	$0.34	$0.16	$(0.42)	$0.24
Weighted-average shares of common stock outstanding:
Basic	7,829	7,608	7,595	5,131	4,054
Diluted	8,179	7,754	7,672	5,131	4,054

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data:(1)
Cash and cash equivalents	$4,573	$8,012	$4,186	$2,333	$4,254
Marketable securities	9,075	4,971	2,580	1,329	943
Working capital	9,563	12,230	7,327	6,240	3,919
Property and equipment, net	11,212	9,469	8,658	9,500	4,485
Total assets	48,716	39,225	28,596	28,157	21,425
Current liabilities	20,825	13,960	9,219	8,672	8,772
Long-term debt, less current maturities	1,892	2,856	1,563	3,576	2,333
Stockholders’ equity	25,999	21,620	17,814	15,478	10,204

(1)          Cash dividends paid were approximately $787,000 for the period ended December 31, 2005 and $0 for all other periods.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to extend the Jeton and Plaque Production area. This extension was completed in the third quarter of 2005. The cost was approximately $320,000, totally paid for out of our operating funds. In February 2006, we entered into a construction contract for a 5,400 square foot additional building to be completed in the third quarter of 2006, to receive the equipment warehouse and the showroom. We anticipate the cost to be approximately $350,000, to be paid for out of our operating funds.

In January 2006, Progressive Gaming International Corporation, a provider of diversified gaming products and services, granted GPIC the exclusive rights in the U.S. and non-exclusive rights outside the U.S. to manufacture gaming chips with the 13.56 MHz RFID technology. GPIC can now successfully embed the faster 13.56 MHz RFID microchip in each and every one of its popular brands of gaming chips. We can now offer casinos all of our gaming chips, plaques and jetons with either this proprietary embedded high frequency 13.56 MHz RFID microchip or our well known 125 KHz RFID microchips and readers, which technology we will support and continue developing in the future years for the casinos particularly interested in Casino-Currency-Control.

Overview

Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors.”

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI-SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPIC-SAS and GPI-SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc., or Bud Jones, were combined, with GPI-SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI-SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI-SAS is the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI-USA, which was a wholly-owned subsidiary of GPIC and GPI-USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI-USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI-USA. (See Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-Note 1.)

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis Rio Colorado, Mexico, Atlantic City, New Jersey and Gulfport, Mississippi.

On March 3, 2005, we received approval from NASDAQ to transfer the listing for our common stock from the NASDAQ SmallCap Market to the NASDAQ National Market. We elected to transfer our listing because we believe that listing on the NASDAQ National Market will provide increased visibility for the Company and liquidity for our common stock. Our common stock began trading on the NASDAQ National Market effective March 10, 2005, under the same ticker symbol, GPIC.

Our products on display at the 2006 and 2005 Global Gaming Expo in Las Vegas, Nevada and the 2006 and 2005 ICE show in London, England included our gaming chips with embedded RFID technology and corresponding chip readers. We have been working for several years to apply the RFID technologies to gaming chips. RFID microchips are available for each brand and type of our gaming chips. We hold several patents concerning the embedding process of RFID microchips and an exclusive license for the use of these RFID chips in gaming chips in the United States. We also sell several types of related gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses. Our gaming chips with embedded RFID microchips and readers help to protect the casinos from redeeming at face value, counterfeit or stolen chips and to improve the efficiency of table game management.

The following are the most important factors and trends that contribute to our operating performance:

•       A number of foreign countries are currently considering legislation to legalize or expand gaming. Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue. The timing and occurrence of these events remain uncertain. Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world. There has also been accelerated expansion of U.S. based gaming companies overseas. Of particular importance has been the opening of new and existing casinos in Macao in 2005 and the anticipated openings in 2006. Macao is controlled by the Peoples Republic of China. Any material adverse change in the gaming regulatory structure or any reductions in the growth rate of new and existing casinos in Macao may have a material adverse effect on our businesses and results of operation.

•       The receipt of higher volume orders enhances our profit margins through production efficiencies. The timing and occurrence of these orders remain uncertain and difficult to predict. Therefore, we may experience quarters that are more profitable than others due to the timing and volume of product demand.

•       The level of desire or acceptance, or lack thereof, for our product innovations regarding our security features and various degrees of desire for increased efficiency of table management information systems by the casino industry are important factors to our Company. In particular, the increased acceptance of RFID gaming chips for accounting, security, tracking, and wager recognition in table games may be a significant trend, impacting our business.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.8%	61.1%	61.9%
Gross profit	40.2%	38.9%	38.1%
Selling, general and administrative expenses	30.0%	29.8%	33.3%
Operating income	10.2%	9.1%	4.8%
Gain (loss) on foreign currency transactions	0.2%	(0.3)%	(0.8)%
Interest expense	(0.3)%	(0.5)%	(0.7)%
Other income, net	0.6%	0.2%	0.4%
Income tax expense	(3.1)%	(2.6)%	(0.3)%
Net income	7.6%	5.9%	3.4%

The following table details the Company’s historical revenues by product line:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Casino chips	$37,959	$26,566	$18,200
Table layouts	4,949	4,516	4,270
Playing cards	3,906	4,440	4,472
Gaming furniture	2,576	1,843	1,785
Dice	2,711	2,669	2,701
Table accessories and other products	5,020	4,551	4,743
Total	$57,121	$44,585	$36,171

Comparison of Operations for the Years Ended December 31, 2005 and 2004

Revenues.   For the year ended December 31, 2005, revenues were approximately $57.1 million, an increase of approximately $12.5 million, versus revenues of approximately $44.6 million for the year ended December 31, 2004. The increase in revenues for 2005 was principally the result of GPI-SAS’ sales to new casinos in Asia of approximately $8.0 million. Sales by GPI-USA amounted to $31.0 million for the year 2005, an increase of approximately $5.0 million, primarily as a result of sales revenues to a new casino opening in Las Vegas of approximately $1.8 million, sales revenue to a wholesaler totaling $1.0 million and large reorders of approximately $2.2 million.

Cost of Revenues.   Cost of revenues, as a percentage of sales decreased to 59.8% for 2005, compared to 61.1% for 2004. The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the increased efficiency achieved by the realignment and restructuring of our production facilities.

Gross Profit.   Gross profit for the year ended December 31, 2005 increased in absolute dollars by approximately $5.6 million from 2004. This occurred as a result of the aforementioned increase in revenues of approximately $12.5 million and the decrease in cost of revenues as a percentage of sales.

	Operating Expenses Years Ended December 31, (dollars in thousands)
	2005	Revenue%	2004	Revenue%
Product development	$330	0.6%	$259	0.6%
Marketing and sales	4,284	7.5%	3,768	8.5%
Depreciation and amortization	1,292	2.3%	1,158	2.6%
General and administrative	11,236	19.6%	8,075	18.1%
Total operating expenses	$17,142	30.0%	$13,260	29.8%

Operating Expenses.   Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased to approximately $17.1 million for the year ended December 31, 2005 from approximately $13.3 million for the year ended December 31, 2004. This increase of approximately $3.8 million was primarily attributable to an increase in general and administrative expenses of $3.1 million. The increase in general and administrative expenses was primarily the result of one-time expenses of approximately $2.7 million; consisting of stock compensation expense of $778,000, due to 100,000 shares of performance-based options which vested in fourth quarter of 2005; $122,000 in NASDAQ National Market listing expenses; $344,000 in building repairs in our Las Vegas, Mexico and France facilities; $346,000 in salary adjustments and reorganization costs; and $352,000 in information technology. Additionally, we incurred expenses of approximately $525,000, which were related to work performed towards future compliance with the Sarbanes-Oxley Act of 2002 and $48,000 related to new patent acquisition costs. We also incurred costs of $241,000 related to the Hurricane Katrina and Rita disasters, of which $191,000 was related to the increase in the bad debt reserve on receivables due from casinos and $50,000 was related to donations. Additionally, product development and marketing and sales expenses increased approximately $587,000. The increases were mainly due to costs associated with sales commissions of $160,000 related to the increase in sales, the cost of reorganization of personnel in France of approximately $353,000, and the cost of remolding the G2E Convention booth of $74,000.

	Other Income (Expense), (excluding Interest Expense) Years Ended December 31, (dollars in thousands)
	2005	Revenue%	2004	Revenue%
Gain (loss) on foreign currency transactions	$133	0.2%	$(155)	(0.3)%
Gain on sale of marketable securities	102	0.2%	55	0.1%
Other income, net	209	0.4%	43	0.1%
Total other income (expense), excluding interest expense	$444	0.8%	$(57)	(0.1)%

Other Income (Expense), (excluding Interest Expense).   During the year ended December 31, 2005, other income (expense), including gain (loss) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) increased to approximately $444,000 in income from approximately $57,000 in expense during the year ended December 31, 2004. This increase of approximately $501,000 was principally the result of the change in foreign currency exchange rates, resulting in a loss of $155,000 in 2004 and a gain of $133,000 in 2005. Foreign currency transaction gains occurred as a result of an increase in the U.S. dollar to Euro exchange rates during 2005. Gain on the sale of marketable securities increased by $47,000 between the periods. Other income (expense) showed an increase in income of $166,000 primarily due to the interest income earned on a higher balance of marketable securities in 2005.

Interest Expense.   For the year ended December 31, 2005, interest expense decreased to approximately $199,000 from approximately $253,000 for the year ended December 31, 2004. This decrease of approximately $54,000 was primarily caused by a decrease in the average outstanding debt amounts in 2005 as compared to 2004, due to normal payments.

Income Taxes.   During the year ended December 31, 2005, we recorded an income tax expense of approximately $1.8 million as compared to a tax expense of approximately $1.2 million for the year ended December 31, 2004. The increase in income tax expense for the year ended December 31, 2005 was primarily a result of the Company’s higher foreign income. The Company’s effective tax rate for the year ended December 31, 2005 differed from the statutory rate as a result of a change in the valuation allowance to reflect the expected utilization of federal net operating loss carryforwards, the Company’s repatriation of non-cash dividend from GPI-SAS, and book-to-return adjustments primarily resulting from a refinement of the Company’s previous estimate of deemed dividends under IRC Sec 956. It is likely that in the future the Company will distribute additional non-cash dividends from GPI-SAS to GPI-USA. If such dividends occur, it is likely that the Company’s net operating losses will be diminished, and that the Company will generate excess foreign tax credits, which will carry forward for 10 years. The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Comparison of Operations for the Years Ended December 31, 2004 and 2003

Revenues.   For the year ended December 31, 2004, revenues were approximately $44.6 million, an increase of approximately $8.4 million, versus revenues of approximately $36.2 million for the year ended December 31, 2003. This increase in revenues for 2004 was principally the result of GPI SAS’ sales to new casinos in Asia in the second and the fourth quarters of 2004. In the fourth quarter of 2004, GPI SAS had an increase in sales of approximately $4.0 million compared to the same period in 2003. This increase was due mainly to sales to new and existing casinos opening in Macao. In the second quarter of 2004, GPI SAS had an increase in sales of $4.7 million compared to the same period in 2003. This increase was due to sales in Myanmar, the Philippines and Canada for $2.3 million, $1.7 million and $700,000, respectively. In the second quarter of 2004, the U.S. operations had a sale to a casino in Canada for approximately $1.0 million. These second and fourth quarter increases in revenue, were partially offset by decreased revenues in the first quarter of 2004 due to the timing and demand variability for casino openings and expansion. For the year ended December 31, 2003, revenues included approximately $1.2 million in sales for a large U.S. casino opening in the second quarter of 2003, and sales to an Asian casino for approximately $1.9 million during the second quarter of 2003 and $1.8 million during the fourth quarter of 2003.

Cost of Revenues.   Cost of revenues, as a percentage of sales, decreased to 61.1% for 2004, compared to 61.9% during 2003. The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the product mix at GPI SAS, which had a higher percentage of the European gaming chip production in the 2004 year, compared to 2003.

Gross Profit.   Gross profit for the year ended December 31, 2004 increased in absolute dollars by approximately $3.6 million from 2003. This occurred as a result of the aforementioned increase in revenues of approximately $8.4 million and the decrease in cost of revenues as a percentage of sales.

	Operating Expenses Years Ended December 31, (dollars in thousands)
	2004	Revenue%	2003	Revenue%
Product development	$259	0.6%	$154	0.4%
Marketing and sales	3,768	8.5%	3,168	8.8%
Depreciation and amortization	1,158	2.6%	1,460	4.0%
General and administrative	8,075	18.1%	7,260	20.1%
Total operating expenses	$13,260	29.8%	$12,042	33.3%

Operating Expenses.   Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased approximately to $13.3 million during the year ended December 31, 2004 from approximately $12.0 million during the year ended December 31, 2003. This increase was primarily attributable to an increase in product development and marketing and sales expense of approximately $705,000 due to costs associated with the name change and new catalogs and advertising, Enpat and Shuffle Master royalties, CIAS fees, sales commissions and bonuses. As a result of the relocation of the Kansas chip manufacturing operations to Las Vegas, $341,000 in expenses were incurred in the second and third quarters of 2004. Our legal and regulatory license fees for the years ended December 31, 2004 and 2003 amounted to $456,000 and $264,000, respectively; primarily due to increases in legal expenses due to the name change and issues associated with public reporting.

	Other Income (Expense), (excluding Interest Expense) Years Ended December 31, (dollars in thousands)
	2004	Revenue%	2003	Revenue%
Loss on foreign currency transactions	$(155)	(0.3)%	$(292)	(0.8)%
Gain on sale of marketable securities	55	0.1%	98	0.3%
Other income, net	43	0.1%	50	0.1%
Total other expense, excluding interest expense	$(57)	(0.1)%	$(144)	(0.4)%

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

Income Taxes.   During the year ended December 31, 2004, we recorded an income tax expense of approximately $1,152,000 as compared to a tax expense of approximately $101,000 for the year ended December 31, 2003. The increase in income tax expense for the year ended December 31, 2004 is primarily a result of the Company’s higher foreign income. It is likely that in the future the Company will dividend amounts from GPI-SAS, to GPI-USA. If such dividends occur, it is likely that the Company’s net operating losses will be diminished, and that the Company will generate excess foreign tax credits, which will carry forward 10 years. The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Liquidity and Capital Resources

Overview.   We believe that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations on a short-term basis. As of December 31, 2005, we had approximately $4.6 million in cash and cash equivalents and $9.1 million in marketable securities. For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including other lending facilities in the U.S. or abroad. Due to negative tax consequences, there may be difficulty in moving cash between France and the U.S. There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to us.

Working Capital and Cash Flow (See Consolidated Balance Sheet).   Working capital totaled approximately $9.6 million at December 31, 2005, compared to approximately $12.2 million in working capital at December 31, 2004. Working capital decreased by approximately $2.6 million in 2005 primarily due to an increase in current assets of $4.2 million, offset by an increase in current liabilities of $6.8 million. Overall, cash decreased by approximately $3.4 million from December 31, 2004 to December 31, 2005.

The increase in current assets in 2005 was due primarily to an increase in the net purchase of marketable securities of $4.1 million, an increase in inventory of approximately $2.5 million and an increase in accounts receivable of $1.1 million.

The increase in current liabilities in 2005 was due primarily to an increase in customer deposits of approximately $7.0 million, as a result of our increased sales and backlog; an increase of approximately $1.0 million in accrued expenses primarily due to an increase in accrued wages and vacation expenses for increased personnel in France; and an increase of approximately $1.1 million of deferred income tax liability, primarily related to U.S. income taxes.

Net Cash Flow (See Consolidated Statements of Cash Flow).   Net cash flow provided by operating activities was approximately $9.0 million during 2005 compared to $8.2 million during 2004. In 2005, the primary operational sources of cash were related to net income before depreciation and amortization, and the increase in customer deposits of $7.7 million; partially offset by increased inventory purchases and deferred income taxes. In 2004, the primary operational sources of cash were also related to net income, and the increase in customer deposits of $1.9 million; partially offset by increased inventory purchases.

Our investing activities resulted in net cash used of approximately $10.6 million for 2005, compared to approximately $5.1 million in net cash used in investing activities for 2004. During 2005, we used net cash of $4.9 million to purchase marketable securities as compared to net cash used to purchase marketable securities in 2004 of $1.9 million. In addition, we used cash of approximately $3.8 million to purchase property and equipment to facilitate increased production.

Net cash flow used in financing activities for the year ended December 31, 2005 of $1.1 million related to the repayment of long-term debt of $1.0 million compared to the repayment of long-term debt of $794,000 in 2004; additionally, for the first time, we paid a cash dividend of approximately $787,000 in the fourth quarter of 2005; partially offset by proceeds from stock options exercised of approximately $700,000. In 2005, our employees and directors exercised 169,366 options, including warrants, at an average exercise price of $4.13 per share but excluding the non-cash vesting of the 100,000 stock options to the CEO. Overall, our cash balance decreased from December 31, 2004 to December 31, 2005 by approximately $3.4 million.

Long-Term Debt (See Consolidated Balance Sheet).   In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro to U.S. Dollar rate. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. GPI-SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.25 and 0.12, respectively, as of December 31, 2005.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum. This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable. As of December 31, 2005, there was no prepayment penalty.

On January 9, 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 U.S. at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P.), a French bank, for the purposes of building expansion in France. The general terms of this loan are as follows:

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

Las Vegas, Nevada Facilities.   In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust. See “Long-Term Debt” above. In connection with the Combination, the former Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002.

San Luis Rio Colorado, Mexico Facilities.   We lease a 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004. In April 2004 and March 2006, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000 and $61,000, respectively, except that the rent amount may be prorated, commensurate with the space that we elected to use. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 13.)

Beaune, France Facilities.   We own an approximately 34,000 square foot manufacturing and administrative facility in Beaune, France. In January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 U.S. as of January 9, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion. See “Secured Debt” above. On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to be completed in the second quarter of 2005, to extend the jeton and plaque production area. We anticipate the cost to be approximately $174,000, which will be paid for out of our operating funds. Additional expansion is planned for other production operations in 2005, but has not yet been finalized.

Capital Expenditures.   We currently plan to purchase approximately between $3.0 to $4.0 million in capital equipment and improvements in 2006.

Contractual Obligations and Commercial Commitments

The following table presents contractual obligations and commercial commitments as of December 31, 2005.

The impact that our contractual obligations are anticipated to have on our liquidity and cash flow in future periods is reflected in the table below. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2005. Operating leases on a month-to-month basis are not included in the table below. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 9.)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Beyond
Long-term debt(1)	$2,419	$571	$786	$159	$903
Capital lease obligations	189	145	44	—	—
Purchase and other commitment obligations(2)	5,744	4,141	728	250	625
Interest	617	135	262	150	70
Operating leases	1,014	308	561	145	—
Total Contractual Cash Obligations	$9,983	$5,300	$2,381	$704	$1,598

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

Related Party Transactions

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, former East Coast Sales Manager of GPI-USA, provided miscellaneous table game plastic accessories to GPI-USA, including dealing shoes, money paddles and discard holders. Since December 31, 2004, we have not purchased any products from Ron-Lyn Enterprises. For the fiscal years ended December 31, 2005, 2004, and 2003, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $0, $186,000 and $113,300, respectively.

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico. The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building. On March 1, 2006, we amended our current lease for an additional 17,500 square feet. This extension has the same five year term at the same monthly rent amount of approximately $0.35 per square feet, or $6,100. (See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 13.)

Neither Mr. Coiro nor Mr. Moreno is a director or executive officer. The charter of the Board of Directors requires the Audit Committee to review related party transactions involving our directors and executive officers.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting estimates, including revenue recognition, accounting for stock-based compensation, the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of obsolete, excess or slow moving inventories, and the estimated cash flows in assessing the recoverability of long-lived assets, require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

Revenue Recognition

Revenue may be recognized under different methods, depending on the circumstances. In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time, the products are deemed delivered. We typically sell our products with payment terms of net 30 days or less and generally require a 50% down payment.

We offer a limited standard warranty on some of our products, primarily in France. Warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

Property and Equipment

We have significant capital invested in our property and equipment, which represented approximately 24% of our total assets for both years ended 2005 and 2004. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations and the life and depreciation amounts established. However, a change in our estimates may result in an adjustment to our depreciation expense or to the gain or loss realized on the disposal of an asset(s), which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

Effective November 1, 2002, in connection with the implementation of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets,” goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangibles with indefinite lives for impairment, annually as of December 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. We completed the annual goodwill impairment test in 2005, and as a result of this test, no impairment of goodwill was deemed necessary. Management made its judgment about the fair value of our goodwill with assistance from an independent accountant and reviewed by an appraiser.

Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized using the straight-line method, over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. Factors that we consider important that could trigger an impairment review or adjustment, that may cause it to not be recoverable include the following:

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

If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or equity, as appropriate.

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

Equity Compensation Plans

We currently account for stock option plans under SFAS No. 123 “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company generally has not incurred compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company’s common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123 “SFAS 123(R)”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123(R) in the first quarter of fiscal 2006. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments. We have chosen to continue applying the Black-Scholes model for SFAS 123(R) as we have done for SFAS 123. We must also choose the vesting or amortization method for the compensation cost. We will continue to use the straight-line method for future grants as well as previously granted options under SFAS 123(R). Under SFAS 123(R), we must estimate forfeitures as of the grant date, however, our historical forfeitures have been negligible. There are two allowable transition alternatives—the modified-prospective transition or the modified-retrospective transition. We will apply the modified-prospective transition. Under the modified-prospective transition, we will begin applying the valuation and other criteria to stock options granted beginning January 1, 2006. We will begin recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. We believe the impact of adopting SFAS 123(R) will result in additional expense for 2006. The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, and changes in assumptions underlying the option value estimates, such as the risk-free interest rate.

Earnings Per Share or EPS

In accordance with SFAS No. 128, “Earnings per Share,” basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows:

	2005	2004	2003
Weighted-average number of common shares outstanding-Basic	7,828,748	7,607,900	7,594,900
Potential dilution from equity grants	350,042	146,300	77,354
Weighted-average number of common shares outstanding-Diluted	8,178,790	7,754,200	7,672,254

For the years ended December 31, 2005, 2004, and 2003, 97,554, 270,000 and 203,500 shares respectively, would have been included in the calculation of diluted EPS; however the exercise price of those options exceeded the average market price.

Recently Issued and Adopted Accounting Guidance

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. Upon the adoption of this amendment there was no material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 “SFAS 123(R)”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123(R) in the first quarter of fiscal 2006. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization or vesting method for compensation cost and the transition method to be used at date of adoption. We have chosen to continue applying the Black-Scholes model for SFAS 123(R) as we have done for SFAS 123. We must also choose the vesting or amortization method for the compensation cost. We will continue to use the straight-line method for future grants as well as previously granted options under SFAS 123(R). Under SFAS 123(R), we must estimate forfeitures as of the grant date, however, our historical forfeitures have been negligible. There are two allowable transition alternatives—the modified-prospective transition or the modified-retrospective transition. We will apply the modified-prospective transition. Under the modified-prospective transition, we will begin applying the valuation and other criteria to stock options granted beginning January 1, 2006. We will begin recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. We believe the impact of adopting SFAS 123(R) will result in additional expense for 2006. The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, and changes in assumptions underlying the option value estimates, such as the risk-free interest rate.

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

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption did not result in a material impact to our results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a significant impact on the results of operations, financial position and cash flows.

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

We are subject to foreign currency exchange risk relating to the translation of GPI-SAS’ assets, liabilities, and income and expense accounts. The translation adjustment for assets and liabilities is reflected in the other accumulated comprehensive income (loss) caption included in the stockholders’ equity section on our consolidated balance sheets. GPI-SAS uses the local currency as its functional currency.

The assets and liabilities of GPI-SAS are translated into U.S. dollars at the rate of exchange at December 31, 2005. The income and expense accounts are translated using the average rate of exchange during the period. GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statements of income. The U.S. dollar strengthened against the Euro from $0.84440 at December 31, 2005 to $0.73310 at December 31, 2004. For the year ended December 31, 2005, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.   Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2005, we had total interest bearing debt and capital lease obligations of approximately $2.6 million. Of this amount, approximately $1.6 million has a fixed rate of interest and we believe that these agreements have fair values, which approximate reported amounts.

The remaining approximately $1.0 million of interest bearing obligations have variable interest rates which are tied to the (i) U.S.-based prime borrowing rate of interest, and (ii) LIBOR, or a London

Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S.-based prime lending rate, which is approximately 7.25% as of December 31, 2005, and to the extent there are significant increases to LIBOR that would exceed a floor of 8.0%, we would have increased interest expense on approximately $1.0 million of debt over the succeeding eight years. For each 1.0% increase in interest rates, we would incur increased interest expense of approximately $10,000 over the next twelve-month period.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation (formerly known as Paul-Son Gaming Corporation) and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 28, 2006

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(dollars in thousands, except share amounts)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,573	$8,012
Marketable securities	9,075	4,971
Accounts receivables, less allowance for doubtful accounts of $398 and $296, respectively	4,734	3,591
Inventories	9,895	7,358
Prepaid expenses	623	488
Deferred income tax asset	200	1,032
Other current assets	1,288	738
Total current assets	30,388	26,190
Property and equipment, net	11,212	9,469
Goodwill	1,386	1,569
Other intangibles, net	1,529	1,580
Deferred income tax asset	2,407	—
Other assets, net	1,794	417
Total assets	$48,716	$39,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$716	$1,121
Accounts payable	3,483	4,263
Accrued expenses	3,587	2,705
Customer deposits	10,506	3,532
Income taxes payable	1,136	1,831
Deferred income tax liability	1,061	—
Other current liabilities	336	508
Total current liabilities	20,825	13,960
Long-term debt, less current maturities	1,892	2,856
Deferred income tax liability	—	789
Total liabilities	22,717	17,605
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,898,766 and 7,729,400, respectively, issued and outstanding	79	77
Additional paid-in capital	16,904	14,901
Treasury stock, at cost, 8,061 shares	(196)	(196)
Retained earnings	8,766	5,225
Accumulated other comprehensive income	446	1,613
Total stockholders’ equity	25,999	21,620
Total liabilities and stockholders’ equity	$48,716	$39,225

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(dollars in thousands, except per share amounts)

	2005	2004	2003
Revenues	$57,121	$44,585	$36,171
Cost of revenues	34,140	27,249	22,387
Gross profit	22,981	17,336	13,784
Product development	330	259	154
Marketing and sales	4,284	3,768	3,168
General and administrative	12,528	9,233	8,720
Operating income	5,839	4,076	1,742
Other income (expense)
Gain (loss) on foreign currency transactions	133	(155)	(292)
Interest expense	(199)	(253)	(264)
Other income, net	311	98	148
Income before income taxes	6,084	3,766	1,334
Income tax expense	1,756	1,152	101
Net income	$4,328	$2,614	$1,233
Earnings per share:
Basic	$0.55	$0.34	$0.16
Diluted	$0.53	$0.34	$0.16
Weighted-average shares of common stock outstanding:
Basic	7,829	7,608	7,595
Diluted	8,179	7,754	7,672

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2003		7,594,900	$76	$14,253	$(196)	$1,378	$(33)	$15,478
Net income	$1,233	—	—	—	—	1,233	—	1,233
Unrealized loss on securities	(34)	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	1,137	—	—	—	—	—	1,137	1,137
Total comprehensive income	$2,336	—	—	—	—	—	—	—
Balance, December 31, 2003		7,594,900	76	14,253	(196)	2,611	1,070	17,814
Net income	2,614	—	—	—	—	2,614	—	2,614
Unrealized loss on securities	(1)	—	—	—	—	—	(1)	(1)
Common stock options and warrants exercised	—	134,500	1	648	—	—	—	649
Foreign currency translation adjustment	544	—	—	—	—	—	544	544
Total comprehensive income	$3,157
Balance, December 31, 2004		7,729,400	77	14,901	(196)	5,225	1,613	21,620
Net income	4,328	—	—	—	—	4,328	—	4,328
Unrealized gain on securities	5	—	—	—	—	—	5	5
Common stock options and warrants exercised	—	169,366	2	698	—	—	—	700
Vesting of Performance-Based Stock Options	—	—	—	778	—	—	—	778
Dividends paid, $0.10 per share	—	—	—	—	—	(787)	—	(787)
Tax benefit from stock options exercised	—	—	—	527	—	—	—	527
Foreign currency translation adjustment	(1,172)	—	—	—	—	—	(1,172)	(1,172)
Total comprehensive income	$3,161
Balance, December 31, 2005		7,898,766	$79	$16,904	$(196)	$8,766	$446	$25,999

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(dollars in thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$4,328	$2,614	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,558	1,673	1,796
Amortization	282	324	326
Provision for bad debt	128	(86)	48
Provision for inventory obsolescence	253	(46)	206
Deferred income taxes	(1,126)	(219)	(24)
Stock Based Compensation Expense	778	—	—
Excess tax benefit on exercise of stock options and warrants	527	—	—
(Gain) loss on sale/disposal of property and equipment	(23)	3	—
Gain on sale of marketable securities	(102)	(55)	(98)
Change in operating assets and liabilities:
Accounts receivable	(1,609)	(88)	349
Income tax refund	—	—	846
Inventories	(3,434)	(1,930)	116
Other current assets, including prepaid expenses	(782)	(269)	(72)
Accounts payable	(74)	2,128	(1,541)
Customer deposits	7,727	1,931	(575)
Accrued expenses	1,168	602	157
Income taxes payable	(469)	1,534	184
Other current liabilities	(163)	34	135
Net cash provided by operating activities	8,967	8,150	3,086
Cash Flows from Investing Activities
Purchase of marketable securities	(29,137)	(12,202)	(12,770)
Proceeds from sale of marketable securities	24,211	10,258	11,955
Acquisition of property and equipment	(3,781)	(2,879)	(2,214)
Purchase of intangible assets	(235)	—	—
Proceeds from sale of property and equipment	52	—	450
(Increase) decrease in other assets	(1,718)	(296)	25
Net cash used in investing activities	(10,608)	(5,119)	(2,554)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	599	446
Repayment of long-term debt	(1,048)	(794)	(665)
Cash dividend distribution	(787)	—	—
Proceeds from issuance of common stock, net	700	649	—
Net cash provided by (used in) financing activities	(1,135)	454	(219)
Effect of exchange rate changes on cash	(663)	341	1,540
Net increase (decrease) in cash and cash equivalents	(3,439)	3,826	1,853
Cash and cash equivalents, beginning of year	8,012	4,186	2,333
Cash and cash equivalents, end of year	$4,573	$8,012	$4,186
Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$232	$252
Cash paid for income taxes (received from refunds)	3,110	171	(913)
Non-cash transactions:
Currency translation adjustment	$(1,172)	$544	$1,137

See Notes to Consolidated Financial Statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “we,” “us,” or “our.”  The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004. The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K™ brands remain unchanged. The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International U.S.A., Inc., or GPI-USA. The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS. The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V., or GPI-Mexico.

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

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA and GPI-Mexico. The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc. were transferred into GPIC during the second quarter of 2004. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

We also maintain an allowance for doubtful accounts. (See Note 12.) We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s inability to meet its financial obligations.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” No. 115. Under SFAS No. 115, our securities are classified as available-for-sale and, as such, are carried at fair value with unrealized holding gains and losses excluded from earnings and reported within accumulated other comprehensive income. The first-in, first-out method is used to determine the cost of securities disposed of. Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments.” These investments are primarily held with one major financial institution in our name.

Inventories

Inventories are stated at the lower of cost or market, net of write-downs for slow-moving, excess and obsolete items. Cost is determined using the weighted-average method in France and the first-in, first-out method in the United States of America. Finished goods inventories consist of dice, cards, chips, other gaming equipment and supplies.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

Effective November 1, 2002, in connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” economic goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangible assets with indefinite lives for impairment, annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. We completed the annual goodwill impairment test as of December 31, 2005, and as a result of this test, no impairment of goodwill was deemed necessary. Management derives the annual fair value of our goodwill with yearly assistance from an independent accountant after an initial review by an appraiser.

Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized, using the straight-line method over their economic useful lives, up to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Foreign Currency Transactions

The financial statements of GPI-SAS are measured using the Euro as the functional currency. Assets and liabilities of GPI-SAS are translated into the U.S. Dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. Dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation” and are shown within accumulated other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

Comprehensive income includes net earnings as well as additional other comprehensive income. Our other comprehensive income also consists of unrealized gains and losses on available-for-sale securities recorded net of tax, and cumulative translation adjustments.

Comprehensive income consists of the following:

	Years Ended December 31, (in thousands)
	2005	2004	2003
Net income	$4,328	$2,614	$1,233
Unrealized gain (loss) on securities, net of tax	5	(1)	(34)
Foreign currency translation adjustment	(1,172)	544	1,137
Total Comprehensive Income	$3,161	$3,157	$2,336

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of slow moving, excess and obsolete inventories, estimates for the recoverability of long-lived assets, litigation, claims and assessments; and/or the recoverability of goodwill. Actual results could differ from those estimates and assumptions.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. We had no impairment losses for each of the three years in the period ended December 31, 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 14 for the presentation of the one business segment by geographic area.) Long-lived assets are principally real estate and, to a lesser extent, production assets in and through which business operations and products are manufactured and distributed.

Earnings Per Share or “EPS”

In accordance with SFAS No. 128, “Earnings per Share,” basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows:

	2005	2004	2003
Weighted-average number of common shares outstanding—Basic	7,828,748	7,607,900	7,594,900
Potential dilution from equity grants	350,042	146,300	77,354
Weighted-average number of common shares outstanding—Diluted	8,178,790	7,754,200	7,672,254

We have outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2005, 2004 and 2003 were approximately 97,554, 270,000 and 203,500, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Equity Compensation Plan Information

We account for our stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is generally required to be recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation- Transaction and Disclosure, an Amendment to SFAS No. 123,” our net income and earnings per share would have been reduced to the following pro forma amounts for the fiscal years ended December 31, 2005, 2004 and 2003 (dollars in thousands, except per share amounts):

		2005	2004	2003
Net income:	As reported	$4,328	$2,614	$1,233
Add:	Stock-based employee compensation expense included in reported net income, net of tax	501	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value method, net of tax	(565)	(97)	(128)
	Pro forma net income	$4,264	$2,517	$1,105
Net earnings per share:	As reported:
	Basic	$0.55	$0.34	$0.16
	Diluted	$0.53	$0.34	$0.16
	Pro forma:
	Basic	$0.54	$0.33	$0.14
	Diluted	$0.52	$0.32	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended 2005, 2004 and 2003, respectively:  dividend yield of zero percent for all years; expected volatility of 111.9%, 64%, and 45% for the years ended 2005 and 2004 and for the years ended December 31, 2003, respectively; risk-free interest rates of 4.73%, 3.63% and 3.38% respectively, and an expected life of 5.6, 2.0, and 5.0 years for each of the options granted. Although a cash dividend was paid in 2005, we currently do not have an intention to pay dividends in the forseeable future.

	2005	2004	2003
The weighted-average fair value of options granted	$11.20	$1.67	$1.12

We estimate that stock based compensation expense in 2006 related to the vesting of options outstanding at December 31, 2005, excluding stock options potentially granted to directors during 2006, will be approximately $212,000.

Recently Issued Accounting Guidance

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. Upon the adoption of this amendment there was no material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 “SFAS 123(R)”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123(R) in the first quarter of fiscal 2006. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments. We have chosen to continue applying the Black-Scholes model for SFAS 123(R) as we have done for SFAS 123. We must also choose the vesting or amortization method for the compensation cost. We will continue to use the straight-line method for future grants as well as previously granted options under SFAS 123(R). Under SFAS 123(R), we must estimate forfeitures as of the grant date, however, our historical forfeitures have been negligible. There are two allowable transition alternatives—the modified-prospective transition or the modified-retrospective transition. We will apply the modified-prospective transition. Under the modified-prospective transition, we will begin applying the valuation and other criteria to stock options granted beginning January 1, 2006. We will begin recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. We believe the impact of adopting SFAS 123(R) will result in additional expense for 2006. The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, and changes in assumptions underlying the option value estimates, such as the risk-free interest rate.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption did not result in a material impact to our results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will have a significant impact on the results of operations, financial position or cash flows.

Note 2.   Marketable Securities

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments.”  As of December 31, marketable securities consisted of the following (in thousands):

	December 31, 2005			December 31, 2004			December 31, 2003
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Available for sale marketable securities	$9,066	$9	$9,075	$4,970	$1	$4,971	$2,579	$1	$2,580

Note 3.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2005	2004
Raw materials	$5,773	$4,503
Work in process	2,292	1,449
Finished goods	1,830	1,406
Total	$9,895	$7,358

Note 4.   Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2005	2004
Refundable value added tax	$533	$435
Current deposits	732	168
Other assets	23	135
Other current assets	$1,288	$738

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2005	2004
Land	$1,645	$853
Buildings and improvements	5,790	5,439
Furniture and equipment	13,104	12,286
Vehicles	656	473
	21,195	19,051
Less: accumulated depreciation	(9,983)	(9,582)
Property and equipment, net	$11,212	$9,469

Depreciation expense, for the years ended December 31, 2005, 2004 and 2003 was $1,558,000, $1,673,000 and $1,796,000, respectively.

Note 6.   Goodwill and Other Intangible Assets (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,450	$(64)	$1,386	$1,637	$(68)	$1,569	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(628)	614	1,007	(530)	477	8 to 14
Customer relationships	432	(296)	136	432	(233)	199	7
Non-compete agreements	730	(534)	196	730	(409)	321	5 to 6
Total	$4,474	$(1,559)	$2,915	$4,426	$(1,277)	$3,149

(1)          The amount of goodwill related to GPI-SAS for 2005 and 2004 above, included the net effect of foreign currency exchange of $12,000, and $195,000, respectively.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $282,000, $324,000 and $326,000, respectively:

Estimated Amortization Expense for the Years Ending December 31,
(in thousands)
2006	$281
2007	232
2008	121
2009	78
Thereafter	234
Total	$946

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2005	2004
Wages and related costs	$977	$752
Accrued vacation	1,846	1,263
Accrued interest	9	15
Accrued sales taxes	157	160
Other accrued expenses	450	370
Accrued sales commissions	148	145
Accrued expenses	$3,587	$2,705

Note 8.   Long-Term Debt and Pledged Assets

Long-term debt consists of the following at December 31 (in thousands):

	2005	2004
Note payable due to a commercial bank in quarterly installments of $131 including a fixed interest rate of 5.10% through February 2008. This note is guaranteed by the majority stockholder	$1,103	$1,795
Note payable to bank in monthly installments of approximately $7 including variable interest (approximately 8.0% at December 31, 2005 and 2004) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $871 balloon payment. The note is secured by a first deed of trust on our headquarters in Las Vegas, Nevada	959	969
Capital lease obligation payable for equipment, fixed interest rate of 7.77% payable in monthly installments of approximately $8 through December 7, 2005	—	95
Capital lease obligation payable for equipment, fixed interest rate of 8.309% payable in monthly installments of approximately $11 through March 4, 2006	37	177
Other capital lease obligations with varying fixed rates and maturities	152	356
Note payable to commercial bank, at a fixed rate of 3.6%, payable in monthly installments of approximately $6 through May 2011, collateralized by office and production buildings in France	328	441
Various notes payable to commercial banks, with fixed interest rates from 3.5% to 5.4% with principal and interest payments due monthly through 2006	29	144
Principal balance	2,608	3,977
Less: current portion	(716)	(1,121)
Long-term debt	$1,892	$2,856

GPI-USA entered into a $995,000 loan transaction (“Loan”) with Jackson Federal Bank, a federal savings bank (“Jackson”), on March 5, 2002. The interest rate equals the greater of 8% per annum (“Floor Rate”) or 362.5 basis points over the average of the London Interbank Offered Rates for six month dollar deposit in the London market based on quotations of major banks (“LIBOR”). The interest rate shall not be less than the Floor Rate or more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Long-Term Debt and Pledged Assets (Continued)

in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of $871,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing (“Deed of Trust”) encumbering the Company’s Las Vegas, Nevada headquarters. We executed a Guaranty in favor of Jackson by which we guaranteed the obligations of GPI-USA under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan may now be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts GPI-USA from encumbering or transferring (1) the Company’s Las Vegas, Nevada headquarters; and (2) ownership interests in GPI-USA. Further, the Deed of Trust also grants to Jackson a security interest in GPI-USA’s personal property, including, but not limited to, machinery, furniture, fixtures, licenses and income.

In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly in the original approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro to U.S. Dollar rate. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. GPI-SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.25 and 0.12, respectively, as of December 31, 2005.

On January 9, 2004, GPI-SAS entered into a 350,000 Euro (approximately $447,000 U.S. at the January 9, 2004 exchange rate) loan transaction, with Banque Nationale de Paris (B.N.P.), a French bank, for the purposes of building expansion in France. The general terms of this loan are as follows:

•       Interest Rate. 3.6% fixed.

•       Maturity Date. The maturity date is January 2010.

•       Security. The loan is secured by a mortgage on the building premises.

•       Monthly Payment:  4,720 Euros; no balloon payment.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Long-Term Debt and Pledged Assets (Continued)

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2005 are as follows (in thousands):

	Capital Leases	Long-Term Debt
2006	$154	$571
2007	39	570
2008	10	202
2009	—	77
2010	—	80
Thereafter	—	919
Total	$203	$2,419
Less: amount representing interest	(14)
Present value of minimum lease payments	189
Less: current portion	(145)
Long term portion of obligations under capital leases	$44

Note 9.   Commitments and Contingencies

Operating Lease Obligations

The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2005 (in thousands):

2006	$308
2007	295
2008	266
2009	124
2010	21
Thereafter	—
Total minimum lease payments	$1,014

Rent expense, totaled $267,000, $285,000 and $319,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Proceedings

We are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in the fourth quarter of 2004. Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Commitments and Contingencies (Continued)

patents to International Game Technology. The agreement grants GPI-SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the U.S.A., which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or RFID technology. The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPI-SAS over the remaining life of the exclusive patent license agreement.

Note 10.   Income Tax Matters

The Company accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of and the tax basis of the Company’s assets and liabilities. Future income tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. The following table provides an analysis of the Company’s provision for income taxes for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
U.S. Federal	$50	$(274)	$420
U.S. State	(5)	36	74
France	2,794	1,609	62
Total Current	2,839	1,371	556
Deferred:
U.S. Federal	(1,036)	41	(431)
U.S. State	32	4	(4)
France	(79)	(264)	(20)
Total Deferred	(1,083)	(219)	(455)
Provision for income taxes	$1,756	$1,152	$101

Pre-tax income (loss) consisted of the following (in thousands):

	2005	2004	2003
U.S.A.	$(5)	$(266)	$266
France	6,089	4,032	1,068
Pre-tax income	$6,084	$3,766	$1,334

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Income Tax Matters (Continued)

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31, is as follows:

	2005	2004	2003
Computed expected income tax expense	34.0%	34.0%	34.3%
Adjustments:
Foreign dividends and IRC Sec 78 and 956 inclusions net of foreign tax credits	31.9%	16.6%	19.6%
State taxes	0.4%	0.7%	3.3%
Change in valuation allowance	(35.9)%	(16.0)%	(26.1)%
French gain (loss) on U.S. note receivable	4.2%	(3.1)%	(25.7)%
Subpart F income adjustment	(6.8)%	—	—
Other, net	1.1%	(1.6)%	1.9%
Income tax expense	28.9%	30.6%	7.3%

The valuation allowance for the year ended December 31, 2004 was established due to accumulated losses in the U.S. and the uncertainty of future taxable income necessary to utilize deferred tax assets. In 2005, GPI-USA received a non-cash dividend from GPI-SAS. In addition, management intends to distribute additional future non-cash dividends from GPI-SAS to GPI-USA. Management believes that the taxable income resulting from these dividends will result in full utilization of prior accumulated losses in the U.S., accordingly, the valuation allowance related to U.S. operating losses and other deferred tax assets, exclusive of foreign tax credits, has been reduced. The aforementioned dividends generate foreign tax credits which expire if not utilized within 10 years. The Company has established a valuation allowance related to these foreign tax credits for amounts which are estimated to expire before usage. The Company also continues to record a full valuation allowance on state deferred assets due to the uncertainty of future state taxable income. The Company’s net operating loss carryforwards expire between the years 2022 and 2024, and foreign tax credits expire in 2015.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Income Tax Matters (Continued)

The primary components of the net deferred income tax assets at December 31 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Operating loss carryforwards	$988	$2,526
Bad debt reserves and inventory	609	209
French deferred assets	479	247
Stock compensation	284	—
Intangibles	357	310
Tax credits	2,432	—
Foreign Currency Translation	203	469
Other	78	—
Total gross deferred tax assets	5,430	3,761
Less: valuation allowance	(1,664)	(2,772)
Total net deferred tax assets	3,766	989
Deferred tax liabilities:
Excess book basis in shares of GPI-SAS	1,693	—
Fixed assets	101	618
French deferred liabilities	394	4
Other	32	124
Total deferred tax liabilities	2,220	746
Deferred tax asset (liability), net	$1,546	$243

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

Note 11.   Stock Option Programs and Warrants

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

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In October 2003, the Board of Directors amended and the stockholders subsequently approved an

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Stock Option Programs and Warrants (Continued)

amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death. Options covering 28,500 shares were granted to non-employee directors during the period of January 1, 2005 through December 31, 2005, at a weighted-average exercise price of $14.28 per share.

The following is a summary of option activity for the years ended December 31, 2003, 2004 and 2005:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2002	649,500	$5.77
Granted	12,500	4.94
Canceled	(104,000)	8.40
Exercised	—	—
Outstanding at December 31, 2003	558,000	$4.94
Granted	12,500	8.44
Canceled	(2,000)	3.40
Exercised(1)	(79,500)	8.18
Outstanding at December 31, 2004	489,000	$4.92
Granted	28,500	14.28
Canceled	—	—
Exercised(2)	(89,866)	7.77
Outstanding at December 31, 2005	427,634	$4.95

(1)          Does not include warrants of 55,000 that were exercised during the fourth quarter of 2004.

(2)          Does not include warrants of 79,500 that were exercised during 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Stock Option Programs and Warrants (Continued)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$1.69 to $3.99	329,500	3.57	$3.36	129,500	$3.29
$4.00 to $7.99	16,500	5.02	4.48	16,500	4.48
$8.00 to $11.99	48,134	1.97	8.91	48,134	8.91
$12.00 to $15.99	25,000	6.47	13.94	19,000	14.30
$16.00 to $19.99	8,500	9.19	18.65	8,500	18.65
Total	427,634	5.24	$4.95	221,634	$6.13

As of December 31, 2005 and 2004, a maximum of 1,000,000 and 150,000 shares, of common stock have been reserved for issuance under the Incentive Plan and the Directors’ Plan, respectively. The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date. None of the options can be granted at less than the fair market value of our common stock on the date of grant.

Pursuant to the terms of his employment agreement, our Chief Executive Officer was granted 100,000 stock options in 2002 under our Incentive Plan, which vest if and when we report the audited net profit after tax of at least $2.0 million. These performance-based options are therefore subject to variable accounting. Compensation expense of $778,000 was recorded in the fourth quarter of 2005 when we assessed that it was probable that the performance vesting condition would be met. The compensation expense was measured based on the intrinsic value of the performance options as of December 31, 2005.

Prior to the Combination with GPI-SAS, GPIC had granted options, warrants, or other convertible securities or rights to purchase GPIC common stock to some of GPI-USA’s employees and directors. As part of the consideration for the GPI-SAS shares in connection with the Combination, GPIC issued to the former stockholders of GPI-SAS, antidilutive warrants to purchase that number of shares of GPIC common stock which equals the total number of shares of GPIC common stock issuable pursuant those options, warrants, or other convertible securities or rights to purchase GPIC common stock which were outstanding immediately prior to the closing. The former stockholders of GPI-SAS can only exercise those antidilutive warrants, however, if, when and to the extent that GPIC issues common stock upon exercise or conversion of any of those options, warrants, securities or rights. The antidilutive warrants will expire 30 days after the date on which GPIC notifies the antidilutive warrant holder that the last of those options, warrants, securities or rights has been exercised, canceled or terminated. The purpose of the warrants is to provide antidilutive protection to the former stockholders of GPI-SAS in the event any of those options; warrants, securities or rights are exercised after the closing.

The former GPI-SAS stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised at the close of the Combination, 55,000 warrants were exercised in the fourth quarter of 2004, and 79,500 warrants were exercised during 2005. In addition, 149,000 warrants were cancelled or terminated on November 17, 2005, leaving a balance of 91,500 warrants exercisable at December 31, 2005. In the fourth quarter of 2005, 21,366 designated stock options were exercised, of which 21,366 antidiluted warrants may be exercised in 2006 at $0.01 per share.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Allowance for Doubtful Accounts

We record, based on periodic reviews of our accounts receivables, allowances for estimated uncollectible trade accounts receivable. A summary of provisions for estimated bad debts and the related write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Years Ended December 31,	Beginning of Year Balance	Provisions	Write-offs, Net of Recoveries	End of Year Balance
2005	$296	$189	$(87)	$398
2004	$382	$37	$(123)	$296
2003	$390	$48	$(56)	$382

Note 13.   Related Party Transactions

Ron-Lyn Enterprises, a company co-owned by Ron Coiro, former employee and East Coast Sales Manager of GPI-USA, provided miscellaneous table game plastic accessories to GPI-SAS, including dealing shoes, money paddles and discard holders. Since December 31, 2004, we have not purchased any products from Ron-Lyn Enterprises. For the fiscal years ended December 31, 2005, 2004 and 2003, GPI-USA paid Mr. Coiro, through Ron-Lyn Enterprises, approximately $0, $186,000 and $113,300, respectively.

We lease our main 34,000 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexico. The current lease was extended in April 2004, for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly. On March 1, 2006, we amended our current lease for an additional 17,500 square feet. This extension has the same five term period at the same monthly rent amount of approximately $0.35 per square feet, or $6,100. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts products that is adjacent to the leased building.

Neither Mr. Coiro nor Mr. Moreno is a director or executive officer. The charter of the Board of Directors requires the Audit Committee to review related party transactions involving our directors and executive officers.

Note 14.   Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game equipment and have determined that we operate in one operating segment, which is casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Business Segments (Continued)

The following tables present certain data by geographic area as of and for the periods ended December 31 (in thousands):

	2005	2004	2003
Net sales to external customers:
U.S.A.	$28,675	$23,609	$23,505
Europe	4,802	4,921	4,146
Asia	20,523	12,513	6,134
Other(1)	3,121	3,542	2,386
Total consolidated net sales to external customers	$57,121	$44,585	$36,171

(1)          Includes Canada, Africa, Australia, South America and other countries.

	2005	2004
Property and equipment, net:
United States	$6,311	$5,140
Europe	3,547	2,960
Mexico	1,354	1,369
Total	$11,212	$9,469

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

	December 31,
	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$219	$139	$90
Service cost	20	63	28
Interest cost	9	—	—
Actuarial loss	7	—	—
Benefits paid	—	—	—
Effect of foreign exchange rate changes	(31)	17	21
Benefit obligation at end of year	224	219	139
Change in plan assets:
Fair value of plan assets at beginning of year	468	419	334
Actual return on plan assets	15	15	13
Benefits paid	—	—	—
Effect of foreign exchange rate changes	(64)	34	72
Fair value of plan assets at end of year (1)	419	468	419
Funded status	195	249	280
Unrecognized transition asset as of April 1998, being recognized over 15 years	(110)	(146)	(152)
Prepaid benefit cost	$85	$103	$128

(1)          Comprised of equity securities.

Weighted-average assumptions:
Discount rate	4.25%	4.5%	4.5%
Expected return on plan assets	3.5%	3.5%	3.5%
Rate of compensation increase	2.0%	2.0%	1.5%

Net pension expense for the years ended December 31 consists of the following (in thousands):

	2005	2004	2003
Service cost-benefits earned during the period	$20	$18	$17
Interest expense on benefit obligation	9	8	8
Expected return on plan assets	(15)	(14)	(13)
Actuarial loss	7	37	3
Amortization of unrecognized transition asset	(16)	(18)	(15)
Total	$5	$31	$—

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Pension Plan (Continued)

In accordance with Mexican Labor Law, we provide seniority premium benefits to our employees under certain circumstances. These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee’s most recent salary, but not to exceed twice the legal minimum wage), payable to all employees who are involuntarily terminated, with 15 or more years of service. At December 31, 2005, 2004 and 2003, we had seniority premium benefits accrued of approximately $134,000 for all three years.

We maintain a 401(k) plan for employees in the United States who work over one year and are 21 years of age or older. During 2003, the former Paul-Son Gaming Supplies, Inc. plan and the former Bud Jones Company plan were combined into one plan. Contributions to the plan were based on the amounts contributed by the eligible employees. Eligible employees could elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the U.S. made during the period ending December 31, 2005 and 2004 under the combined plan were $48,000 and $36,000 respectively for the GPI-USA plan. The 401(k) employee contributions in the U.S made during the year ended December 31, 2003 under the former Paul-Son Gaming Supplies, Inc. plan was $19,000.

Selected Quarterly Financial Information

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$12,291	$15,187	$13,415	$16,228	$57,121
Gross profit	4,833	6,917	4,926	6,305	22,981
Operating income	1,082	2,820	455	1,482	5,839
Net income	$502	$1,482	$246	$2,098	$4,328
Basic net income per common share	$0.06	$0.19	$0.03	$0.27	$0.55
Diluted net income per common share	$0.06	$0.18	$0.03	$0.26	$0.53

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$7,326	$14,843	$9,250	$13,166	$44,585
Gross profit	2,678	6,648	3,122	4,888	17,336
Operating income (loss)	(434)	3,055	(351)	1,806	4,076
Net income (loss)	$(470)	$1,940	$(111)	$1,255	$2,614
Basic net income (loss) per common share	$(0.06)	$0.26	$(0.01)	$0.16	$0.34
Diluted net income (loss) per common share	$(0.06)	$0.25	$(0.01)	$0.16	$0.34

In the second and fourth quarters of 2004 and 2005, the increases in net revenues were primarily due to the new larger casino openings in the United States and in Asia.

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

Company management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion, due to the following matter.

In March 2006, in connection with the Company’s preparation of this Form 10-K, the Company became aware of a material weakness relating to the Company’s internal controls over its financial reporting involving the design and operation of controls over share-based payment accounting. Specifically, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options conditioned on the Company attaining a specific performance target, which were granted to the Chief Executive Officer in September 2002 (see Item 12). Prior to filing this Form 10-K, the Company has determined that variable accounting is required with respect to these particular stock options in order to comply with generally accepted accounting principles in the United States of America. The Company recorded the resulting compensation expense in the fourth quarter of 2005, which was the proper period. Therefore, the Company has appropriately recognized the expense in the financial statements included in this Form 10-K.

The Company has not granted any other such performance-based stock options or similar securities that have unknown vesting dates to any other employee or person and the chances of this reoccurring in the future is remote. Nonetheless, the Company intends to implement procedures to remediate the ineffective disclosure controls to assure that the financial reporting for all share-based compensation is in compliance with generally accepted accounting principles in the United States of America.

There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2005, are incorporated herein by reference.

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

Item 11.                 Executive Compensation.

The sections labeled “Compensation of Directors,” “Executive Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Aggregated Option Exercises in 2005 and Option Value at December 31, 2005,” “Pension Plan” and “Compensation Committee Interlocks and Insider Participation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2005, are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	519,133 (1)	$4.08	32,500 (2)
Equity compensation plans not approved by security holders	None	None	None
Total	519,133	$4.08	32,500

(1)          Reflects the weighted-average outstanding stock options to purchase 335,634 shares of common stock under our 1994 Long-Term Incentive Plan, and stock options to purchase 92,000 shares of common stock under our 1994 Directors’ Stock Option Plan, and for an aggregate of 427,634 shares. The antidilution warrants, issued in connection with the Combination, are not included in this table, as they do not represent compensation.

(2)          These shares were available for future issuance under our 1994 Directors’ Stock Option Plan.

See Note 11 of the Notes to the Consolidated Financial Statements for additional information about our equity-based compensation plans.

Vesting of Stock Options.   Pursuant to the terms of an Employment Agreement dated September 12, 2002, between us and Gerard P. Charlier, we granted Mr. Charlier stock options under our 1994 Long-Term Incentive Plan to purchase an aggregate of 300,000 shares of our common stock, each at an exercise price of $3.40 per share. We reported in a Report on Form 8 K filed on May 6, 2005 that the stock options as to 100,000 shares vested on March 31, 2005, and, as such, became exercisable during the five year period following such vesting date, or April 1, 2005 through March 31, 2010. The Employment Agreement provides that the stock options as to 100,000 shares vested if and when our audited annual consolidated financial statements showed net income meeting the designated threshold per the agreement. Upon additional review of the matter, we have determined that the stock options did not vest, because if vested, the compensation expense associated with the vesting would have caused our net profit after tax to be less than the designated threshold. The terms of the stock options do not exclude the effect of such compensation expense in determining whether the net profit threshold was satisfied. Accordingly, the beneficial ownership table included in the Form 8-K filed on May 6, 2005 which gives effect to the vesting was not accurate, but the beneficial ownership table included in our 2005 proxy statement was accurate as of the date reflected in that table.

Mr. Charlier’s stock options as to 100,000 shares, vested during the fourth quarter of 2005. The information in our definitive Proxy Statement, to the extent applicable, will reflect the vesting of such shares.

The sub-section labeled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our definitive Proxy to be filed within 120 days after our fiscal year end of December 31, 2005, is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

The section labeled “Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2005, is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The sub-section labeled “Principal Accountant Fees and Services” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2005, is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

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

10.02	Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) incorporated herein by reference from our Registration Statement on Form S-8 dated April 28, 1997, Exhibit 10.01.*
10.03

Lease dated May 17, 1993, by and between Paul-Son Mexicana S.A. de C.V., as lessee, and Copropledad Arte Y Diseno, as lessor incorporated herein by reference from our registration statement on Form S-1 (SEC No. 33-74758), Part II, Item 16, Exhibit 10.05.

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

10.05

Employment Agreement dated September 12, 2002 between Gerard Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.*

10.06

Employment Agreement dated September 12, 2002 between Eric Endy and the Company, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and us, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10.07

Lease Agreement dated March 26, 2003, between Copropledad Arte Y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the year ended December 31, 2003.

10.08

Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribes, S.A., as lender (English summary of French language document) incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.09

Loan Agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribes, S.A., as lender, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.10	Second Amendment to Lease Agreement dated March 1, 2006 between Copropledad Arte y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee.
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
March 31, 2006	By:	/s/ GÉRARD CHARLIER
Gérard Charlier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	By:	/s/ GÉRARD CHARLIER
Gérard Charlier Director, President and Chief Executive Officer (Principal Executive Officer)
March 31, 2006	By:	/s/ MELODY SULLIVAN
Melody Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)
March 31, 2006	By:	/s/ ERIC P. ENDY
Eric P. Endy Director
March 31, 2006	By:	/s/ PAUL S. DENNIS
Paul S. Dennis Director
March 31, 2006	By:	/s/ ALAIN THIEFFRY
Alain Thieffry Director
March 31, 2006	By:	/s/ BENOIT AUCOUTURIER
Benoit Aucouturier Director
March 31, 2006	By:	/s/ ROBERT KELLY
Robert Kelly Director
March 31, 2006	By:	/s/ ELISABETH CARRETTÉ
Elisabeth Carretté Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.10	Second Amendment to Lease Agreement dated March 1, 2006 between Copropledad Arte y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee.
21.01	List of subsidiaries.
23.01	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.