Form 10-Q
period 2006-03-31
Gaming Partners International CORP
filed 2006-05-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

None
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one): Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,927,141 shares of Common Stock, $0.01 par value, outstanding as of May 10, 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.                                                                      FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share amounts)

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,554	$4,573
Marketable securities	6,092	9,075
Accounts receivables, less allowance for doubtful accounts of $311 and $262, respectively	5,920	4,734
Inventories	9,999	9,895
Prepaid expenses	723	623
Deferred income tax asset	71	200
Other current assets	1,375	1,288
Total current assets	31,734	30,388
Property and equipment, net	11,774	11,212
Goodwill, net	1,416	1,386
Other intangibles, net	1,482	1,529
Deferred income tax asset	2,161	2,407
Other assets, net	792	1,794
Total Assets	$49,359	$48,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$664	$716
Accounts payable	3,479	3,483
Accrued expenses	3,438	3,587
Customer deposits	8,413	10,506
Income taxes payable	1,767	1,136
Deferred income tax liability	1,112	1,061
Other current liabilities	402	336
Total current liabilities	19,275	20,825
Long-term debt, less current maturities	1,764	1,892
Total liabilities	21,039	22,717
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,927,141 and 7,898,766, respectively, issued and outstanding	79	79
Additional paid-in capital	17,101	16,904
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	10,846	8,766
Accumulated other comprehensive income	490	446
Total stockholders’ equity	28,320	25,999
Total Liabilities and Stockholders’ Equity	$49,359	$48,716

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues	$18,297	$12,291
Cost of revenues	10,558	7,458
Gross profit	7,739	4,833

Product development	56	35
Marketing and sales	1,087	1,119
Depreciation and amortization	347	296
General and administrative	2,851	2,301
Total operating expenses	4,341	3,751
Income from operations	3,398	1,082
Other income, net	22	104
Interest expense	(39)	(56)
Income before income taxes	3,381	1,130
Income tax	1,301	628
Net income	$2,080	$502

Earnings per share:
Basic	$0.26	$0.06
Diluted	$0.25	$0.06
Weighted-average shares of common stock outstanding:
Basic	7,909	7,765
Diluted	8,166	8,099

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance at January 1, 2006		7,898,766	$79	$16,904	$(196)	$8,766	$446	$25,999
Net income	$2,080					2,080		2,080
Unrealized gain on securities	5						5	5
Common stock options and warrants exercised		28,375		197				197
Foreign currency translation adjustment	39						39	39
Total comprehensive income	$2,124
Balance at March 31, 2006		7,927,141	$79	$17,101	$(196)	$10,846	$490	$28,320

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$2,080	$502
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	434	398
Amortization	74	79
Provision for bad debt	(99)	(34)
Provision for inventory obsolescence	16	105
Deferred income taxes	344	145
Stock based compensation expense	23	—
Gain on sale of property and equipment and marketable securities	(29)	(7)
Change in operating assets and liabilities:
Accounts receivable	(920)	(959)
Inventories	16	(1,069)
Other current assets, including prepaid expenses	36	92
Accounts payable	(367)	(862)
Customer deposits	(2,325)	(554)
Accrued expenses	(212)	(398)
Income taxes payable	647	465
Other current liabilities	64	(2)
Net cash used in operating activities	(218)	(2,099)
Cash Flows from Investing Activities
Purchase of marketable securities	(4,857)	(2,116)
Proceeds from sale of marketable securities	8,113	3,522
Acquisition of property and equipment	(932)	(472)
Purchase of intangible assets	—	(235)
Decrease in other assets	1,052	—
Net cash provided by investing activities	3,376	699
Cash Flows from Financing Activities
Repayment of long-term debt	(220)	(395)
Proceeds from issuance of common stock, net	174	243
Net cash used in financing activities	(46)	(152)
Effect of exchange rate changes on cash	(131)	(196)
Net (decrease) increase in cash and cash equivalents	2,981	(1,748)
Cash and cash equivalents, beginning of the period	4,573	8,012
Cash and cash equivalents, end of the period	$7,554	$6,264
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$52
Cash paid for income taxes	$403	$25
Non-cash transactions:
Currency translation adjustment	$39	$(265)

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A., or B&G, and the Bud Jones Company, Inc., or Bud Jones, were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation.  The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®,  Bud Jones®, and T-K™ brands remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS.  The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V., or GPI-Mexico.  Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexico. All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005.

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

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	March 31, 2006			December 31, 2005
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Available for sale marketable securities	$6,047	$45	$6,092	$9,066	$9	$9,075

NOTE 3.   INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$5,642	$5,773
Work in process	2,354	2,292
Finished goods	2,003	1,830
Total	$9,999	$9,895

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Land	$1,650	$1,645
Buildings and improvements	5,957	5,790
Furniture and equipment	14,020	13,104
Vehicles	610	656
	22,237	21,195
Less: accumulated depreciation	(10,463)	(9,983)
Property and equipment, net	$11,774	$11,212

Depreciation expense for the three months ended March 31, 2006 and 2005 was $434,000 and $398,000, respectively.

NOTE  5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,481	$(65)	$1,416	$1,450	$(64)	$1,386	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,267	(653)	614	1,242	(628)	614	8 to 14
Customer relationships	432	(311)	121	432	(296)	136	7
Non-compete agreements	731	(567)	164	730	(534)	196	5 to 6
Total	$4,531	$(1,633)	$2,898	$4,474	$(1,559)	$2,915

(1)          The amounts of goodwill related to GPI-SAS at March 31, 2006 and December 31, 2005 above, includes the net effect of foreign currency exchange from inception of $42,000 and $12,000, respectively.

Amortization expense for the three months ended March 31, 2006 and 2005 was $74,000 and $79,000, respectively.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc.  The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in the fourth quarter of 2004.  Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology.  The agreement grants GPI-SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute a gaming chip tracking system and method, in the United States, which utilizes gaming chips with embedded microchip electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage). The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPI-SAS over the remaining life of the exclusive patent license agreement.

NOTE  7.   STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees and non-employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

Prior to the adoption of FAS 123(R), we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense being recorded only for performance based options granted to the CEO. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS 123(R).

On January 1, 2006, the Company adopted SFAS 123(R), using a modified prospective application. Accordingly, prior period amounts have not been restated.  For the three months ended March 31, 2006, we recognized share-based compensation for all current award grants, and for the unvested portion of previous award grants based on the previously determined grant date fair values.  In the first quarter of 2006, the Company recognized stock based compensation of $14,400 net of tax.

The Company’s policy for attributing expense for fair value share-based payments is a straight-line basis over the vesting period of the awards, both prior to and post adoption.

We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123(R) requires that forfeitures be included as part of the grant date estimate. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material. Prior to adopting SFAS 123(R), we reduced share-based compensation expense when forfeitures occurred.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock.  The expected term considers the contractual term of the options as well as the historical exercise and forfeiture behavior.  Risk free rate is based on U.S. Treasury rates appropriate for the expected term.  During the quarter ended March 31, 2006, 6,000 stock options were issued.

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Option valuation assumptions:
Dividend yield	None	None
Expected volatility	99.1%	73.0%
Risk free interest rate	4.84%	3.63%
Expected term of options	5.6 yrs	2.0 yrs
Weighted-average grant date fair value per share:
Options granted	$10.61	$11.92
Total intrinsic value of options exercised	$87,200	$229,500
Exercises under all share-based payment arrangement:
Cash received	$197,000	$242,000
Tax benefit realized for tax deductions from option exercises	$—	$—

There was no tax benefit related to any stock option exercises.

Reported share-based compensation was classified as follows:

THREE MONTHS ENDED MARCH 31, 2006
General & administrative-stock option share-based compensation	$22,300
Tax benefit	(7,900)
Total share-based compensation, net of tax	$14,400

The following table compares net income reflecting SFAS 123(R) share-based compensation of $14,400, net of tax, reported in the current quarter compared to the prior period’s pro forma SFAS 123 fair value compensation of $36,000, net of tax.

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Reported net income	$2,080	$502
Additional pro forma stock-based compensation, net of tax	—	(36)
Comparative net income	$2,080	$466
Basic EPS as reported	0.26	0.06
Basic EPS (prior year pro forma)		0.06
Diluted EPS as reported	0.25	0.06
Diluted EPS (prior year pro forma)		0.06

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

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock.  In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years.  The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year.  At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock.  In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee.  No option is exercisable sooner than six months and one day after the date of the grant.  The options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death.  Options covering 6,000 shares were granted to non-employee directors during the period of January 1, 2006 through March 31, 2006 at a weighted-average exercise price of $13.43 per share.

The following is a summary of option activity for the first quarter ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				($000’s)
Outstanding at December 31, 2005	427,634	$4.95
Granted	6,000	13.43
Cancelled	—	—
Exercised	20,000	8.75
Outstanding at March 31, 2006	413,634	$5.49	4.77	$4,277
Exercisable at March 31, 2006	203,634	$5.94	4.26	$2,014

As of March 31, 2006, there was a total of $248,000 of unamortized compensation expense related to stock options, which cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE  8.   EARNINGS PER SHARE

We have outstanding certain stock options to purchase shares of our common stock, which have an exercise price greater than the average market price for the quarter. Antidilutive options and antidilutive warrants of 30,370 and 3,000 shares as of March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted net income per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended March 31, 2006
Net income	$2,080		$2,080
Weighted average shares (in thousands)	7,909	257	8,166
Per share amount	$0.26		$0.25

For the three month period ended March 31, 2005
Net income	$502		$502
Weighted average shares (in thousands)	7,765	344	8,099
Per share amount	$0.06		$0.06

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

Mr. Moreno is neither a director nor an executive officer.  The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review related party transactions involving our directors and executive officers.

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

The following tables present certain data by geographic area as of and for the periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2006		2005
Net sales to external customers:
United States	$7,312	40.0%	$6,459	52.6%
Europe and Russia	1,002	5.5%	1,228	10.0%
Asia	8,519	46.6%	3,987	32.4%
Other(1)	1,464	7.9%	617	5.0%
Total consolidated net sales to external customers	$18,297	100.0%	$12,291	100.0%

(1)          Includes Canada, Africa, Australia, South America and other countries.

	March 31, 2006		December 31, 2005
Property and equipment, net:
United States	$6,299	53.5%	$6,311	56.3%
Europe	4,075	34.6%	3,547	31.6%
Mexico	1,400	11.9%	1,354	12.1%
Total	$11,774	100.0%	$11,212	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Gaming Partners International Corporation has signed a contract with Wynn Macau for the supply of gaming chips and plaques. The entire order, consisting of the Bourgogne & Grasset brand, is fitted with 13.56 MHz RFID microchips. The microchips are supplied by Magellan in Australia and securely embedded inside the chips by GPIC

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are collectively referred to herein as the “Company,” “us,” “we,” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors.”

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

Our products on display at the 2006 and 2005 Global Gaming Expo in Las Vegas, Nevada and the 2006 and 2005 ICE show in London, England included our gaming chips with embedded RFID technology and corresponding chip readers for the 125KHz chips. RFID microchips are available for each brand and type of our gaming chips.  We hold several patents concerning the embedding process of RFID microchips and an exclusive license for the use of these RFID chips in gaming chips in the United States.  We also sell several types of related gaming chip readers for the 125KHz chips that can be used by the casinos at the cages, vaults, tables, or by the pit bosses.  Our gaming chips with embedded RFID microchips and readers help to protect the casinos from redeeming at face value, counterfeit or stolen chips and to improve the efficiency of table game management.

The following are the most important factors and trends that contribute to our operating performance:

•                   A number of foreign countries are currently considering legislation to legalize or expand gaming.  Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue.  The timing and occurrence of these events remain uncertain.  Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world. There has also been accelerated expansion of U.S. based gaming companies overseas. Of particular importance has been the opening of new and existing casinos in Macao in 2005 and the actual and anticipated openings in 2006.  Macao is controlled by the Peoples Republic of China.  Any material adverse change in the gaming regulatory structure or any reductions in the growth rate of new and existing casinos in Macao may have a material adverse effect on our businesses and results of operation.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting estimates, including accounting for stock-based compensation; the depreciable lives of our assets; the recoverability of deferred tax assets and estimated valuation allowance; the allowance for doubtful accounts receivable; the write-downs of obsolete, excess, or slow moving inventories; and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2005 for more detail regarding our specific critical accounting estimates.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended March 31, 2006 and 2005

	THREE MONTHS ENDED MARCH 31,
	(unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	57.7%	60.7%
Gross profit	42.3%	39.3%

Product development	0.3%	0.3%
Marketing and sales	5.9%	9.1%
Depreciation and amortization	1.9%	2.4%
General and administrative	15.6%	18.7%
Total operating expenses	23.7%	30.5%
Income from operations	18.6%	8.8%
Other income, net	0.1%	0.8%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	18.5%	9.2%
Income tax expense	(7.1)%	(5.1)%
Net income	11.4%	4.1%

The following table details the Company’s historical revenues by product line:

	THREE MONTHS ENDED MARCH 31,
	(dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$13,371	$7,516
Table layouts	1,206	1,099
Playing cards	1,012	1,050
Gaming furniture	732	630
Dice	625	632
Table accessories and other products	1,351	1,364
Total	$18,297	$12,291

Revenues.  For the three months ended March 31, 2006, revenues were approximately $18.3 million; an increase of approximately $6.0 million, compared to revenues of approximately $12.3 million for the three months ended March 31, 2005. GPI-SAS recorded revenues of $10.5 million, an increase in revenue of $5.1 million for the first quarter of 2006, compared to the first quarter of 2005, primarily as a result of sales in connection with casino openings in Macau.  Sales by GPI-USA amounted to $7.8 million in the first quarter of 2006 compared to revenues of $6.9 million for the same period in 2005. This increase of approximately $900,000 was primarily due to sales for a new casino opening in Las Vegas for approximately $300,000 and several large reorders in the United States, for approximately $600,000.

Cost of Revenues.  Cost of revenues, as a percentage of sales decreased to 57.7% for 2006, compared to 60.7% for 2005.  The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the increased efficiency achieved by the realignment and restructuring of our production facilities.

Gross Profit.  Gross profit for the three months ended March 31, 2006 increased by approximately $2.9 million compared to the same three-month period in 2005.  This occurred as a result of the aforementioned increase in revenues of $6.0 million, partially offset by an increase of cost of revenues of $3.1 million.

	THREE MONTHS ENDED MARCH 31,
	(dollars in thousands) (unaudited)
	2006	Revenue %	2005	Revenue %

Product development	$56	0.3%	$35	0.3%
Marketing and sales	1,087	5.9%	1,119	9.1%
Depreciation and amortization	347	1.9%	296	2.4%
General and administrative	2,851	15.6%	2,301	18.7%
Total operating expenses	$4,341	23.7%	$3,751	30.5%

Operating Expenses.  Operating expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased by approximately $590,000 from approximately $3.7 million during the three months ended March 31, 2005 to approximately $4.3 million during the three months ended March 31, 2006, while declining as a percent of revenue from 30.5% to 23.7%. General and administrative expenses increased approximately $550,000 compared to the same period in 2005, while declining as a percent of revenues from 18.7% in the 2005 quarter to 15.6% in the 2006 quarter. The increase in general and administrative expenses in the first quarter of 2005 was primarily related to $220,000 of work performed toward future compliance with the Sarbanes-Oxley Act of 2002; $111,000 related to increased audit fees; $125,000 due to increases in salary related expenses for 2006;

$50,000 due to building and space expansions in both France and Mexico; and $44,000 related to sales tax adjustments.

Other Income (Expense), (excluding Interest Expense).  During the three months ended March 31, 2006, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) decreased to approximately $22,000 in income from approximately $104,000 in income during the three months ended March 31, 2005.  This decrease of approximately $82,000 in income was principally the result of a decrease in the gain related to foreign currency exchange of approximately $115,000.  This variation in foreign currency exchange occurred as a result of the valuation of the Euro compared to the US Dollar.

Interest Expense.  For the three months ended March 31, 2006, interest expense decreased to approximately $39,000 from approximately $56,000 for the three months ended March 31, 2005. This decrease was primarily caused by a decrease in the average outstanding debt amounts for the periods, due to normal payments of principal.

Income Taxes.  During the three months ended March 31, 2006, we recorded income tax expense of approximately $1.3 million as compared to expense of approximately $628,000 for the three months ended March 31, 2005.  The increase in income tax expense for the three months ended March 31, 2006 was primarily a result of the Company’s higher foreign income. The Company’s effective tax rate for the quarter ended March 31, 2006 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI-SAS in 2006 and recognition of excess book basis in shares of GPI-SAS as the Company intends to distribute future non-cash dividends from GPI-SAS. These future non-cash dividends will likely decrease the Company’s net operating losses and generate foreign tax credits, which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income.  For the three months ended March 31, 2006, we recorded a net income of approximately $2.1 million compared to net income of $502,000 for the same period in 2005. The increase in the net income of approximately $1.6 million occurred principally as a result of the aforementioned factors, many of which were caused by the timing of sales and production of our casino products.  The increase in our revenues and net income have been fueled in large part due to the growth rate of new and existing casinos and markets, particularly in Asia with respect to RFID embedded gaming chips. No assurance can be given that growth of gaming markets in Asia or for our RFID products will continue at comparable rates.

Liquidity and Capital Resources

Overview.  We believe that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations on a short-term basis.  As of March 31, 2006, we had approximately $7.6 million in cash and cash equivalents and $6.1 million in marketable securities.  For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including other lending facilities in the United States or abroad. Due to negative tax consequences, there may be difficulty in moving cash between France and the United States  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to us.

Our backlog of production orders, which are expected to be filled in 2006, amounted to approximately $17.7 million for our France operation and $4.2 million for the United States as of March

31, 2006. At March 31, 2005, our backlog was approximately $8.9 million for our France operation and $8.6 million for the United States.

Working Capital and Cash (See Unaudited Condensed Consolidated Balance Sheet).  Working capital totaled approximately $12.5 million and $9.6 million at March 31, 2006 and December 31, 2005, respectively.  The increase in total working capital is primarily due to an increase in current assets of approximately $1.3 million and by a decrease in current liabilities of approximately $1.6 million. Overall cash increased approximately $3.0 million from December 31, 2005.

The increase in current assets at March 31, 2006 was due primarily to an increase in accounts receivable of approximately $1.2 million from December 2005. Cash and cash equivalents increased approximately $3.0 million offset by a decrease in marketable securities of $3.0 million.

The decrease in current liabilities at March 31, 2006 was due primarily to a decrease in customer deposits of approximately $2.1 million offset by an increase in income tax payable of approximately $631,000 from December 2005.

Net Cash Flow (See Unaudited Condensed Consolidated Statements of Cash Flow).  Net cash flow used in operating activities was approximately $218,000 during the three months ended March 31, 2006, as compared to cash used in operating activities of approximately $2.1 million during the same period in 2005. In the 2006 period, the primary operational uses of cash were related to a decrease in customer deposits of approximately $2.3 million. The primary operational sources of cash in the 2006 period were related to net income. In the 2005 period, the primary operational uses of cash were related to increases in accounts receivable, inventory, and customer deposits.

 Our investing activities resulted in net cash provided of approximately $3.4 million for the first three months of 2006 compared to approximately $699,000 in net cash provided by investing activities for the same period in 2005. During the first three months in 2006, we recorded net proceeds of $3.3 million for the net sales and purchases of marketable securities and mutual funds as compared to net purchases of marketable securities in 2005 for $1.4 million. Additionally we have a decrease in other assets primarily due to the sale of long-term marketable securities.

The net cash flow used in financing activities for the three months ended March 31, 2006 related to the repayment of long-term debt of $220,000 compared to the repayment of long-term debt of $395,000 in 2005, offset partially by the proceeds from the issuance of common stock for approximately $174,000. In the first quarter of 2006, our employees and directors exercised 20,000 options and 8,375 warrants at an average exercise price of $8.75 and $0.01 per share respectively. Overall, our cash balance increased from December 31, 2005 to March 31, 2006 by approximately $3.0 million.

Long-Term Debt (See Unaudited Condensed Consolidated Balance Sheet).  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the approximate amount of $116,000 until February 2008, varying with the fluctuation in the Euro to U.S. Dollar rate.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A.  Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS.  Specifically, GPI-SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5.  GPI-SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.09 and 0.10, respectively, as of March 31, 2006.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $874,000 will be due and payable.  As of March 31, 2006, there was no prepayment penalty.

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

•      Monthly Payment.  4,720 Euros; no balloon payment.

Seasonality.  We do not typically experience seasonality relative to our revenues, except, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August, due to holiday.

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

San Luis Rio Colorado, Mexico Facilities.  We lease a 34,000 square foot facility pursuant to a one-year lease, which expired on March 31, 2004.  In April 2004 and March 2006, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000 and $6,100, respectively, except that the rent amount may be prorated, commensurate with the space that we elected to use. We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layout products that is adjacent to the leased building.

Beaune, France Facilities.  We own an approximately 34,000 square foot manufacturing and administrative facility in Beaune, France.  In January 9, 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 U.S. as of January 9, 2004) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.  On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to be completed in the second quarter of 2005, to extend the jeton and plaque production area.  Additional expansion is planned for other production operations in 2006, but has not yet been finalized.

Capital Expenditures.  We currently plan to purchase approximately between $3.0 to $4.0 million in capital equipment and improvements in 2006.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the three months ended March 31, 2006.

Recently Issued and Adopted Accounting Guidance

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for our fiscal year beginning on January 1, 2006. There was no material impact to our overall results of operations or financial position as the result of adoption.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  We adopted SFAS 123(R) in the first quarter of fiscal 2006.  Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization or vesting method for compensation cost and the transition method to be used at date of adoption. We have chosen to continue applying the Black-Scholes model for SFAS 123(R) as we have done for SFAS 123. We must also choose the vesting or amortization method for the compensation cost. We have chosen to continue to use the straight-line method for future grants as well as previously granted options under SFAS 123(R).  Under SFAS 123(R), we must estimate forfeitures as of the grant date, however, our historical forfeitures have been negligible. There are two allowable transition alternatives – the modified-prospective transition or the modified-retrospective transition. We have chosen to apply the modified-prospective transition. Under the modified-prospective transition, we have begun applying the valuation and other criteria to stock options granted beginning January 1, 2006. We have begun recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. We believe the impact of adopting SFAS 123(R) will result in additional expense for 2006.  The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, and changes in assumptions underlying the option value estimates, such as the risk-free interest rate. For first quarter of 2006, the stock based compensation expense net of tax was 14,400.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement.  SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange.  We adopted this statement for nonmonetary asset exchanges beginning on July 1, 2005.  The adoption did not result in a material impact to our results of operations, financial position or cash flows.

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

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period with the change of the cumulative effect of changing to the accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles.  SFAS 154 is effective for accounting changes made after December 15, 2005 which includes our results as of and for the quarter ended March 31, 2006. The adoption of SFAS 154 had no impact on the results of operations, financial position and cash flows.

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements.’’ Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information Statements

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars at the rate of exchange at March 31, 2006.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our statements of income.  The U.S. dollar weakened against the Euro from $0.8440 at December 31, 2005 to $0.82820 at March 31, 2006.  For the three months ended March 31, 2006, we did not have any forwards, options or other derivative contracts in force.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of March 31, 2006, we had total interest bearing debt and capital lease obligations of approximately $2.4 million.  Of this amount, approximately $1.5 million has a fixed rate of interest and we believe that these agreements have fair values, which approximate reported amounts.

The remaining approximately $900,000 million of interest bearing obligations have variable interest rates which are tied to the (i) U.S.-based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points.  To the extent there are significant changes to the U.S.-based prime lending rate, which is approximately 7.75% as of March 31, 2006, and to the extent there are significant increases to LIBOR that would exceed a floor of 8.0%, we would have increased interest expense on approximately $900,000 million of debt over the succeeding eight years.  For each 1.0% increase in interest rates, we would incur increased interest expense of approximately $9,000 over the next twelve-month period.

ITEM 4.  CONTROLS AND PROCEDURES

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

Company management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in ensuring that all material information required to be filed in the Company’s annual report has been made known to them in a timely fashion, due to the following matter.

In March 2006, in connection with the Company’s preparation of the 2005 Form 10-K, the Company became aware of a material weakness relating to the Company’s internal controls over its financial reporting involving the design and operation of controls over share-based payment accounting. Specifically, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options conditioned on the Company attaining a specific performance target, which were granted to the Chief Executive Officer in September 2002. Prior to filing its 2005 Form 10-K, the Company determined that variable accounting was required with respect to these particular stock options in order to comply with generally accepted accounting principles in the United States of America. The Company recorded the resulting compensation expense in the fourth quarter of 2005, which was the proper period. Therefore, the Company appropriately recognized the expense in the financial statements included in the 2005 Form 10-K.

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

There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2005 or the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 1A.  RISK FACTORS

Our risk factors are disclosed in our 2005 Annual Report on Form 10-K.

In addition to the United States, we have manufacturing operations located in Mexico and France.  A significant majority of our products are manufactured in Mexico and France.  In addition, international sales have been, and are expected to continue to be, an important component of our total sales.  Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations.  Risks affecting our international operations include:

•              differences or unexpected changes in regulatory requirements;

•              interruptions in transportation;

•              restrictions on the export or import of products, supplies or technology;

•              political and economic instability;

•              terrorism and civil unrest;

•              difficulties in staffing and managing international operations;

•              work stoppages or strikes; and

•              changes in economic conditions in the international markets in which our products are sold.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2006, we issued an aggregate of 8,375 shares of our common stock as a result of exercises of antidilution warrants.  The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there were 83,125 warrants remaining at March 31, 2006; of which 32,989 warrants are currently exercisable at $0.01 per share.

The antidilution warrants only become exercisable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted.  From December 31, 2005 to March 31, 2006, stock options to purchase an aggregate of 20,000 shares were exercised pursuant to our Incentive Plan at an exercise price of $8.75 per share, thereby triggering the exercisability of a corresponding number of the antidilution warrants.  The issuance of the shares underlying the stock options was registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission.  None of the antidilution warrants or underlying shares have been registered, and were issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.  The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares.  The exercise of the antidilution warrants and acquisition of the underlying shares were exempt under Rule 16b-3 and Rule 16b-6(b).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 annual meeting of the stockholders of the Company was held on May 9, 2006.  Items of business set forth in our proxy statement dated April 18, 2006 that were voted on and approved are as follows:

(1)                                  Election of Directors:

	Votes
Nominee	For	Withheld

Elisabeth Carretté	7,585,812	8,512
Gérard P. Charlier	7,588,112	6,212
Benoit Aucouturier	7,588,112	6,212
Paul S. Dennis	7,569,574	24,750
Eric P. Endy	7,138,025	456,299
Alain Thieffry	7,588,112	6,212
Robert Kelly	7,585,812	8,512

ITEM 5.  OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 15, 2006 reporting the Company’s financial results for the three months ended March 31, 2006.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 15, 2006 reporting financial results for the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 15, 2006	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer