Form 10-Q/A
period 2006-03-31
Gaming Partners International CORP
filed 2006-06-28
CIK 918580

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006 (the “Original 10-Q”), is being filed to include a missing parenthetical that was inadvertently omitted in paragraph 4(d) of the Section 302 certification filed as Exhibits 31.1 and 31.2 and the corrected period ended date on the Section 906 certification filed as Exhibit 32 to the Original 10-Q. We have included the complete text of the Original 10-Q and its exhibits in their entirety (other than the press release dated May 15, 2006, which was previously filed as an exhibit to the Original 10-Q) in this Amendment No. 1 on Form 10-Q/A to reflect the above changes. We have not updated the information in this Form 10-Q/A to speak as of a date after the filing of our Original 10-Q, and this Form 10-Q/A does not amend or update the information in such report in any way other than to give effect to the amendments described above.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Satements (unaudited):

Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Income Three Months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Stockholder’s Equity Three Months ended March 31, 2006

Condensed Consolidated Statements of Cash Flows Three Months ended March 31, 2006 and 2005

Notes to Condenced Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 5.	Other Information

Item 6.	Exhibits

Signatures

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

	THREE MONTHS ENDED MARCH 31,
	(dollars in thousands) (unaudited)
	2006	Revenue%	2005	Revenue%

Product development	$56	0.3%	$35	0.3%
Marketing and sales	1,087	5.9%	1,119	9.1%
Depreciation and amortization	347	1.9%	296	2.4%
General and administrative	2,851	15.6%	2,301	18.7%
Total operating expenses	$4,341	23.7%	$3,751	30.5%

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

Recently Issued and Adopted Accounting Guidance

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. There was no material impact to our overall results of operations or financial position as the result of adoption.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123(R) in the first quarter of fiscal 2006. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization or vesting method for compensation cost and the transition method to be used at date of adoption. We have chosen to continue applying the Black-Scholes model for SFAS 123(R) as we have done for SFAS 123. We must also choose the vesting or amortization method for the compensation cost. We have chosen to continue to use the straight-line method for future grants as well as previously granted options under SFAS 123(R). Under SFAS 123(R), we must estimate forfeitures as of the grant date, however, our historical forfeitures have been negligible. There are two allowable transition alternatives — the modified-prospective transition or the modified-retrospective transition. We have chosen to apply the modified-prospective transition. Under the modified-prospective transition, we have begun applying the valuation and other criteria to stock options granted beginning January 1, 2006. We have begun recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. We believe the impact of adopting SFAS 123(R) will result in additional expense for 2006. The amount of such additional expense is subject to change based on a number of factors, including the actual number of stock option awards granted, number of warrants exercised, and changes in assumptions underlying the option value estimates, such as the risk-free interest rate. For first quarter of 2006, the stock based compensation expense net of tax was 14,400.

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

Forward-Looking Information Statements

Throughout this Form 10-Q/A we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipate performance, development and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q/A, which is incorporated by reference in response to this Item.

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

ITEM 5. OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 15, 2006 reporting the Company’s financial results for the three months ended March 31, 2006. The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K. Such information, including Exhibit 99.1 attached to this Form 10-Q/A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002(1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002(1).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

99.1	Press release dated May 15, 2006 reporting financial results for the three months ended March 31, 2006(2).

(1)    Filed herewith

(2)    Previously filed as an exhibit to the Original 10-Q, which was filed with the Securities and Exchange Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: June 27, 2006	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: June 27, 2006	By:	/s/ Melody Sullivan
Melody Sullivan, Chief Financial Officer