Form 10-Q
period 2006-06-30
Gaming Partners International CORP
filed 2006-08-14
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number:  0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1700 S. Industrial Road,
Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

(702) 384-2425

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated” filer in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer   ☐  Accelerated Filer   ☐  Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,003,775 shares of Common Stock, $0.01 par value, outstanding as of August 10, 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005

(unaudited)

(dollars in thousands, except share amounts)

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,329	$4,573
Marketable securities	8,796	9,075
Accounts receivables, less allowance for doubtful accounts of $308 and $398, respectively	6,364	4,734
Inventories	11,090	9,895
Prepaid expenses	491	623
Deferred income tax asset	164	200
Other current assets	1,729	1,288
Total current assets	34,963	30,388
Property and equipment, net	12,694	11,212
Goodwill, net	1,476	1,386
Other intangibles, net	1,407	1,529
Deferred income tax asset	2,325	2,407
Long-term investments	1,000	1,645
Other assets, net	138	149
Total Assets	$54,003	$48,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term-debt	$850	$716
Accounts payable	4,500	3,483
Accrued expenses	4,490	3,587
Customer deposits	7,830	10,506
Income taxes payable	1,030	1,136
Deferred income tax liability	1,212	1,061
Other current liabilities	487	336
Total current liabilities	20,399	20,825
Long-term debt, less current maturities	2,409	1,892
Total liabilities	22,808	22,717
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 7,944,775 and 7,898,766, respectively, issued and outstanding	79	79
Additional paid-in capital	17,396	16,904
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	12,861	8,766
Accumulated other comprehensive i1ncome	1,055	446
Total stockholders’ equity	31,195	25,999
Total Liabilities and Stockholders’ Equity	$54,003	$48,716

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

Revenues	$19,436	$15,187	$37,733	$27,478
Cost of revenues	11,709	8,270	22,267	15,728
Gross profit	7,727	6,917	15,466	11,750

Product development	117	99	173	134
Marketing and sales	986	937	2,073	2,056
Depreciation and amortization	366	235	713	605
General and administrative	3,297	2,826	6,148	5,053
Total operating expenses	4,766	4,097	9,107	7,848
Income from operations	2,961	2,820	6,359	3,902
Other income, net	103	103	125	207
Interest expense	(38)	(51)	(77)	(107)
Income before income taxes	3,026	2,872	6,407	4,002
Income tax expense	(1,011)	(1,390)	(2,312)	(2,018)
Net income	$2,015	$1,482	$4,095	$1,984

Net income per share:
Basic	$0.25	$0.19	$0.52	$0.25
Diluted	$0.25	$0.18	$0.51	$0.24
Weighted average shares outstanding:
Basic	7,934	7,826	7,922	7,796
Diluted	8,215	8,151	8,016	8,120

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2006
(dollars in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$1,984	—	—	—	—	1,984	—	1,984
Unrealized loss on securities	20	—	—	—	—	—	20	20
Common stock options and warrants exercised	—	111,500	1	504	—	—	—	505
Tax benefit from stock options exercised	—	—	—	288	—	—	—	288
Foreign currency translation adjustment	(745)	—	—	—	—	—	(745)	(745)
Total comprehensive income	$1,259	—	—	—	—	—	—	—
Balance, June 30, 2005		7,840,900	78	15,693	(196)	7,209	888	23,672

Balance, January 1, 2006		7,898766	79	16,904	(196)	8,766	446	25,999
Net income	4,095	—	—	—	—	4,095	—	4,095
Unrealized gain on securities	1	—	—	—	—	—	1	1
Common stock options and warrants exercised	—	46,009	—	406	—	—	—	406
Tax benefit from stock options exercised	—	—	—	86	—	—	—	86
Foreign currency translation adjustment	608	—	—	—	—	—	608	608
Total comprehensive income	$4,704
Balance, June 30, 2006		7,944,775	$79	$17,396	$(196)	$12,861	$1,055	$31,195

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 and 2005

(unaudited)

(dollars in thousands)

	SIX MONTHS ENDED JUNE 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$4,095	$1,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	966	792
Amortization	152	155
Provision for bad debt	(109)	(40)
Provision for inventory obsolescence	17	116
Deferred income taxes	286	60
Stock based compensation expense	67	—
Tax benefit on sale of stock options and warrants	86	288
Gain on sale of marketable securities and others	(79)	(12)
Change in operating assets and liabilities:
Accounts receivable	(1,202)	(1,079)
Inventories	(771)	(1,826)
Other current assets, including prepaids	21	161
Accounts payable	500	(1,185)
Customer deposits	(3,306)	3,443
Accrued expenses	695	(112)
Income taxes payable	(190)	(785)
Other current liabilities	148	(62)
Net cash provided by operating activities	1,376	1,898
Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(16,551)	(11,355)
Proceeds from sale of marketable securities and long-term investments	18,166	10,440
Acquisition of property and equipment	(2,140)	(1,982)
Purchase of intangible assets	—	(235)
(Decrease) increase in other assets	21	(319)
Net cash used in investing activities	(504)	(3,451)
Cash Flows from Financing Activities
Repayment of long-term debt	(402)	(810)
Proceeds from long-term obligations	910	—
Proceeds from issuance of common stock, net	340	505
Net cash provided by (used in) financing activities	848	(305)
Effect of exchange rate changes on cash	36	(269)
Net increase (decrease) in cash and cash equivalents	1,756	(2,127)
Cash and cash equivalents, beginning of the period	4,573	8,012
Cash and cash equivalents, end of the period	$6,329	$5,885
Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$125
Cash paid for income taxes	$2,127	$2,249

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A., or B&G, and the Bud Jones Company, Inc., or Bud Jones, were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. The Company’s established brand names such as Paul-Son, Bourgogne et Grasset®, Bud Jones®, and T-K™ brands remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc., or GPI-USA.  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI-SAS.  The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V., or GPI-Mexicana. Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, low frequency RFID (radio frequency identification) readers, wheels, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexicana. All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable life of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable and for slow-moving, excess and obsolete inventories, estimates for the lives of intangibles, recoverability of long-lived assets, litigation, claims and assessments, assumptions used for stock options, and/or the recoverability of goodwill.  Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2006 presentation.  These reclassifications had no effect on our net income.

Comprehensive Income Information

Comprehensive income consists of the following (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net income	$2,015	$1,482	$4,095	$1,984
Unrealized gain on securities, net of tax	38	17	1	20
Foreign currency translation adjustment	527	(480)	608	(745)
Total Comprehensive Income	$2,580	$1,019	$4,704	$1,259

NOTE  2.               MARKETABLE SECURITIES

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios, that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	June 30, 2006			December 31, 2005
		Gross			Gross
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Value	Cost	Gains	Value

Current marketable securities	$8,788	$8	$8,796	$9,066	$9	$9,075

Long-term marketable securities	$1,000	$—	$1,000	$1,645	$—	$1,645

NOTE 3.                INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Raw materials	$6,146	$5,773
Work in process	3,169	2,292
Finished goods	1,775	1,830
Total	$11,090	$9,895

NOTE  4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005
Land	$1,658	$1,645
Buildings and improvements	6,772	5,790
Furniture and equipment	14,930	13,104
Vehicles	633	656
	23,993	21,195
Less accumulated depreciation	(11,299)	(9,983)
Property and equipment, net	$12,694	$11,212

Depreciation expense for the three months ended June 30, 2006 and 2005 was $532,000 and $394,000, respectively.  Depreciation expense for the six months ended June 30, 2006 and 2005 was $966,000 and $792,000, respectively.

NOTE  5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,544	$(68)	$1,476	$1,450	$(64)	$1,386	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,268	(678)	590	1,242	(628)	614	8 to 14
Customer relationships	432	(326)	106	432	(296)	136	7
Non-compete agreements	730	(602)	128	730	(534)	196	5 to 6
Total	$4,594	$(1,711)	$2,883	$4,474	$(1,559)	$2,915

(1)          The amounts of goodwill related to GPI-SAS at June 30, 2006 and December 31, 2005 above, includes the net effect of foreign currency exchange, from the merger date January 1, 2002, of $102,000 and $12,000, respectively.

Amortization expense for the three months ended June 30, 2006 and 2005 was $78,000 and $76,000, respectively.  Amortization expense for the six months ended June 30, 2006 and 2005 was $152,000 and $155,000, respectively.

NOTE 6.        COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments and Contingencies

On October 25, 2001, GPI-SAS entered into an exclusive patent license agreement with Enpat, Inc.  The subject patents were subsequently purchased by International Game Technology.  The patent license agreement grants GPI-SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute in the United States, a gaming chip tracking system and method, which utilizes gaming chips with embedded RFID microchip electronic circuits scanned by antennas in gaming chip placement areas (i.e., gaming tables and casino cages). The duration of the exclusive patent license agreement is for the life of the patents, the last of which expires in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPI-SAS over the remaining life of the exclusive patent license agreement. The unused portion of any prepaid annual royalty payments will be credited on a cumulative basis against future royalty payment obligations.

We learned that a number of operators of card rooms throughout California received notice letters from a private environmental advocacy group alleging that the card room operators have failed to meet warning requirements contained in the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”).  We have sold gaming chips to some of these card room operators.  The Act requires, among other things, that businesses in California must provide a “clear and reasonable warning” if they expose persons to any chemical listed by the State of California as a carcinogen or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Levels” for that chemical. Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief. In this case, the environmental group alleges that gaming chips contain lead and/or lead compounds above the California standards and that no warning was given by the card room operators to its employees or customers.  We have received a demand from one of the card room operators to defend and indemnify it in this matter and expect that other card room operators who purchased such gaming chips from us during the past three years may ask us to defend and indemnify them in this matter.  We have engaged outside counsel who is in the process of reviewing this matter.  While the maximum amount of statutory penalties for failing to provide a required Proposition 65 warning are substantial, based on our preliminary analysis, we do not believe that our liability, if any, in this matter will have a material adverse effect on us or our business, operations or financial position.

The Company is currently undergoing a sales tax audit for two parishes in the state of Louisiana. We believe there will be two additional sales tax audits for two remaining parishes, where GPIC currently conducts business, in the near future. In the second quarter ended June 30, 2006, we have accrued a liability expense of approximately $196,000 for the two parishes currently undergoing audits and an additional $167,000 for the parishes we believe will be audited in the near future.

NOTE  7.       STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires companies to measure compensation costs for share-based payments including stock options, to employees and non-employees, at fair value and to expense such compensation over the service period beginning with the first annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense being recorded only for performance based options granted to the CEO. Prior period financial statements have not been adjusted to reflect fair value expense of share-based compensation for awards issued prior to the adoption of SFAS 123(R).

On January 1, 2006, the Company adopted SFAS 123(R), using a modified prospective application. Accordingly, prior period amounts have not been restated. For the three months and six months ended June 30, 2006, we recognized share-based compensation for all current award grants, and for the unvested portion of previous award grants based on the previously determined grant date fair values. In the second quarter of 2006, and the six months ended June 30, 2006, the Company recognized stock based compensation of $26,450 and $40,850, respectively, net of tax.

The Company’s attributes expense for fair value share-based payments on a straight-line basis over the vesting period of the awards, for pro forma disclosure prior to and post adoption of SFAS 123(R).

We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123(R) requires that forfeitures be included as part of the grant date estimated at the grant date and reflected in current expense measurements. Prior to adopting SFAS 123(R), we reduced pro forma share-based compensation expense when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. The expected term considers the contractual term of the options as well as the historical exercise and termination behavior. Risk free rate is based on U.S. Treasury rates appropriate for the expected term. During the quarter ended June 30, 2006 and 2005, 6,000 and 6,500 stock options were issued, respectively.

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Option valuation assumptions:
Dividend yield	None	None	None	None
Expected volatility	96.6%	74.0%	97.8%	73.0%

	THREE MONTHS				SIX MONTHS
	ENDED				ENDED
	JUNE 30,				JUNE 30,
	2006		2005		2006		2005
Risk free interest rate	5.17%		3.81%		5.00%		3.72%
Expected term of options	5.6	yrs	2.0	yrs	5.6	yrs	2.0	yrs
Weighted-average grant date fair value per options granted:	$18.79		$3.70		$14.70		$3.70
Total intrinsic value of options exercised	$151,266		$284,420		$238,466		$511,125
Exercises under all share-based payment arrangement:
Cash received	$166,263		$262,185		$341,350		$504,860
Tax benefit realized for tax deductions from option exercises	$86		$—		$86		$—

Reported share-based compensation expense was classified as follows:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2006	2006
General & administrative-stock option share-based compensation	$43,630	$65,930
Tax benefit	(17,180)	(25,080)
Total share-based compensation, net of tax	$26,450	$40,850

The following table compares net income including SFAS 123(R) share-based compensation of $26,450 and $40,850 respectively, net of tax, reported in the current quarter and year to date compared to the prior period’s pro forma SFAS 123(R) fair value compensation of $38,000 and $74,000 respectively, net of tax, (dollars in thousands, except per share amounts).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Reported net income	$2,015	$1,482	$4,095	$1,984
Additional pro forma stock-based compensation, net of tax	—	(38)	—	(74)
Comparative net income	$2,015	$1,444	$4,095	$1,910
Basic EPS as reported	0.25	0.19	0.52	0.25
Basic EPS (prior year pro forma)	—	0.18	—	0.24
Diluted EPS as reported	0.25	0.18	0.51	0.24
Diluted EPS (prior year pro forma)	—	0.18	—	0.24

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (the “Incentive Plan”) and the 1994 Directors’ Stock Option Plan (the “Directors’ Plan”).  The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors.  In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option grant vesting at the end of each year, however, the vesting schedule for individual participants may vary.  The stock options granted under the Incentive Plan expire 10 years after the date of grant. The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date.

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive a stock option to purchase 6,000 shares of common stock.  In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which stock options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years.  The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year.  At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual option grant to purchase 2,000 shares of common stock.  In addition, each year each non-employee director receives stock options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee.  No stock option is exercisable sooner than six months and one day after the date of the grant.  The stock options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death.  Stock options covering 6,000 shares were granted to non-employee directors during the period of April 1, 2006 through June 30, 2006 at a weighted-average exercise price of $24.05 per share.  Stock options for up to 20,500 shares remain available for grant under the Directors’ Plan.

The following is a summary of stock option activity for the second quarter ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				($000’s)
Outstanding at December 31, 2005	427,634	$4.95
Granted	6,000	13.43
Cancelled	—
Exercised	20,000	8.75
Outstanding at March 31, 2006	413,634	$5.49
Granted	6,000	24.05
Cancelled	—	—
Exercised	17,634	9.43
Outstanding at June 30, 2006	402,000	$4.97	4.62	$7,811
Exercisable at June 30, 2006	191,000	$5.74	4.05	$3,564

As of June 30, 2006, there was a total of $232,000 of unamortized compensation expense related to stock options, which cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE  8. EARNINGS PER SHARE

We have outstanding certain stock options to purchase shares of our common stock which have an exercise price greater than the average market price for the quarter. Antidilutive options and antidilutive warrants for the three months ended June 30, 2006 and 2005 were 5,065 and 3,000 respectively. For the six months ended June 30, 2006 and 2005 the antidilutive options and warrants were 8,516 and 3,000 shares as of June 30, 2006 and 2005, respectively. These have been excluded from the computation of diluted net income per share for the respective quarterly periods.

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended June 30, 2006
Net income	$2,015		$2,015
Weighted average shares (in thousands)	7,934	281	8,215
Per share amount	$0.25		$0.25

For the three month period ended June 30, 2005
Net income	$1,482		$1,482
Weighted average shares (in thousands)	7,826	325	8,151
Per share amount	$0.19		$0.18

For the six month period ended June 30, 2006
Net income	$4,095		$4,095
Weighted average shares (in thousands)	7,922	94	8,016
Per share amount	$0.52		$0.51

For the six month period ended June 30, 2005
Net income	$1,984		$1,984
Weighted average shares (in thousands)	7,796	324	8,120
Per share amount	$0.25		$0.24

NOTE 9.        RELATED PARTY TRANSACTIONS

We currently lease a 66,500 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexicana.  The lease was extended in April 2004, for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis. Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from Mr. Moreno’s brother at approximately $800.00 per month.

Mr. Moreno is neither a director nor an executive officer.  The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review related party transactions involving our directors and executive officers.

NOTE 10.              BUSINESS SEGMENTS

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment, which is casino game equipment products. The segment is comprised of the following product lines: gaming chips, low frequency RFID readers, wheels, table layouts, playing cards, gaming furniture, dice, table accessories and other products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	THREE MONTHS ENDED JUNE 30,
	2006		2005
Net sales to external customers:
USA.	$7,942	40.9%	$9,002	59.3%
Europe and Russia	1,336	6.9%	1,506	9.9%
Asia(2)	9,355	48.1%	3,681	24.2%
Other(1)	803	4.1%	998	6.6%
Total consolidated net sales to external customers	$19,436	100.0%	$15,187	100.0%

	SIX MONTHS ENDED JUNE 30,
	2006		2005
Net sales to external customers:
USA	$15,254	40.4%	$15,461	56.3%
Europe and Russia	2,338	6.2%	2,734	10.0%
Asia(2)	17,874	47.4%	7,668	27.9%
Other(1)	2,267	6.0%	1,615	5.8%
Total consolidated net sales to external customers	$37,733	100.0%	$27,478	100.0%

(1)           Includes Canada, Africa, Australia, South America and other countries.

(2)           Primarily Macau

The following tables present our net sales by product line as of and for the periods ended (dollars in thousands):

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	(unaudited)		(unaudited)
	2006	2005	2006	2005

Casino chips	$14,267	$9,842	$27,638	$17,358
Table layouts	1,358	1,315	2,564	2,414
Playing cards	1,019	956	2,031	2,006
Gaming furniture	631	924	1,363	1,554
Dice	680	788	1,305	1,420
Table accessories and other products	1,481	1,362	2,832	2,726
Total net sales	$19,436	$15,187	$37,733	$27,478

Sales generated by GPI-USA are primarily sold to casinos in the United States; the sales generated by GPI-SAS are primarily casino chips sold to casinos in Asia and Europe.

	JUNE 30,		DECEMBER 31,
	2006		2005
Property and equipment, net:
United States	$6,256	49.3%	$6,311	56.3%
Europe	5,036	39.7%	3,547	31.6%
Mexico	1,402	11.0%	1,354	12.1%
Total	$12,694	100.0%	$11,212	100.0%

	JUNE 30,		DECEMBER 31,
	2006		2005
Goodwill and intangibles, net:
United States	$1,580	54.8%	$1,657	57.2%
Europe	1,303	45.2%	1,241	42.8%
Total	$2,883	100.0%	$2,898	100.0%

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are collectively referred to herein as the “Company,” “us,” “we,” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Part II, Item 1A, “Risk Factors.”

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips (including gaming chips with embedded low or high frequency RFID (radio frequency identification) microchips), low frequency RFID readers, wheels, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products directly to licensed casinos for new openings and to existing casino operations, worldwide.  We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis Rio Colorado, Mexico, Atlantic City, New Jersey and Gulfport, Mississippi.

The following are the most important factors and trends that contribute to our operating performance:

•                   A number of foreign countries are currently considering legislation to legalize or expand gaming.  Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue.  The timing and occurrence of these events remain uncertain.  Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world. There has also been accelerated expansion of U.S. based gaming companies overseas. Of particular importance has been the opening of new casinos, and the expansion of existing casinos, in Macau in 2005 and the actual and anticipated openings in 2006.  Macau is controlled by the Peoples Republic of China.  Any material adverse change in the gaming regulatory structure or any reductions in the growth rate of new and existing casinos in Macau may have a material adverse effect on our businesses and results of operation.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended June 30, 2006 and 2005

	THREE MONTHS ENDED JUNE 30,
	(unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	60.2%	54.5%
Gross profit	39.8%	45.5%

Product development	0.6%	0.6%
Marketing and sales	5.1%	6.2%
Depreciation and amortization	1.9%	1.5%
General and administrative	16.9%	18.7%
Total operating expenses	24.5%	27.0%
Income from operations	15.3%	18.5%
Other income, net	0.5%	0.7%
Interest expense	(0.2)%	(0.3)%
Income before income taxes	15.6%	18.9%
Income tax expense	(5.2)%	(9.1)%
Net income	10.4%	9.8%

The following table details the Company’s revenues by product line:

	THREE MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$14,267	$9,842
Table layouts	1,358	1,315
Playing cards	1,019	956
Gaming furniture	631	924
Dice	680	788
Table accessories and other products	1,481	1,362
Total	$19,436	$15,187

Revenues.  For the three months ended June 30, 2006, revenues were approximately $19.4 million, an increase of approximately $4.2 million, compared to revenues of approximately $15.2 million for the three months ended June 30, 2005.  GPI-SAS recorded revenues of $11.0 million, an increase of approximately $5.6 million compared to the second quarter of 2005, primarily as a result of sales in connection with casino openings in Macau. Sales by GPI-USA amounted to $8.4 million, a decrease in sales of approximately $1.4 million from $9.8 million in the second quarter of 2005, primarily due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions. In the second quarter of 2005, we recorded sales of $1.0 million for a new casino opening in Las Vegas.

Cost of Revenues.  The increase in cost of revenues of approximately $3.4 million occurred principally related to higher volume in sales of GPI-SAS. As a percentage, the cost of revenues increased to 60.2% from 54.5%, due primarily to the initial start-up costs relating to manufacturing of our higher frequency RFID chips offset by better absorption of fixed costs related to higher volume in sales.

Gross Profit.  Gross profit for the three months ended June 30, 2006 increased in absolute dollars by approximately $810,000 compared to the same three-month period in 2005.  This occurred as a result of the aforementioned increase in revenues of approximately $4.2 million, substantially offset by an increase in cost of revenues of approximately $3.4 million.

	THREE MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2006	Revenue %	2005	Revenue %

Product development	$117	0.6%	$99	0.6%
Marketing and sales	986	5.1%	937	6.2%
Depreciation and amortization	366	1.9%	235	1.5%
General and administrative	3,297	16.9%	2,826	18.7%
Total operating expenses	$4,766	24.5%	$4,097	27.0%

Operating Expenses.  Operating expenses, which include product development, marketing and sales, depreciation and amortization, and general and administrative costs, increased by approximately $669,000 from approximately $4.1 million during the three months ended June 30, 2005 to approximately $4.8 million during the three months ended June 30, 2006, while declining as a percent of revenue from 27.0% to 24.5%. General and administrative expenses, including depreciation and amortization, increased approximately $602,000 compared to the same period in 2005, while declining as a percent of revenues from 18.7% in the 2005 quarter to 16.9% in the 2006 quarter. The major contributing increases in general and administrative expenses in the second quarter of 2006 were primarily related to approximately $374,000 in sales tax assessments, $100,000 due to building and space expansions in France, $72,000 related to increased audit fees, $79,000 due to increases in salary related to 2006, and $43,000 stock compensation expense, offset by a reduction of approximately $66,000 of work performed toward future compliance with the Sarbanes-Oxley Act of 2002 in both the U.S. and France.

Other Income (Expense), (excluding Interest Expense).  During the three months ended June 30, 2006, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) remained consistent at approximately $103,000 in income for both 2006 and 2005 periods. The variation in foreign currency exchange that occurred as a result of an increase in the value of the U.S. Dollar compared to the Euro remained consistent in the two quarters.

Interest Expense.  For the three months ended June 30, 2006, interest expense decreased to approximately $38,000 from approximately $51,000 for the three months ended June 30, 2005. This decrease was primarily due to the decrease in the average outstanding debt amounts for the periods, due to normal payments of principal.

Income Taxes.  During the three months ended June 30, 2006, we recorded income tax expense of approximately $1.0 million as compared to income tax expense of approximately $1.4 million for the three months ended June 30, 2005.  The decrease in income tax expense for the three months ended June 30, 2006 was primarily a result of the change in the Company’s foreign income. The Company’s effective tax rate for the quarter ended June 30, 2006 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI-SAS in 2006 and recognition of excess book basis in shares of GPI-SAS as the Company intends to distribute future non-cash dividends from GPI-SAS. These future non-cash dividends will likely decrease the Company’s net operating loss carryforwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income.  For the three months ended June 30, 2006, we recorded net income of approximately $2.0 million compared to net income of $1.5 million for the same period in 2005.  The increase in the net income of approximately $533,000 occurred principally as a result of the aforementioned factors, including an increase in the general and administrative expense and offset by a slight reduction in income tax expense.

Comparison of Operations for the Six Months Ended June 30, 2006 and 2005

	SIX MONTHS ENDED JUNE 30,
	(unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	59.0%	57.2%
Gross profit	41.0%	42.8%

Product development	0.5%	0.5%
Marketing and sales	5.5%	7.5%
Depreciation and amortization	1.9%	2.2%
General and administrative	16.2%	18.4%
Total operating expenses	24.1%	28.6%
Income from operations	16.9%	14.2%
Other income, net	0.3%	0.8%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	17.0%	14.6%
Income tax expense	(6.1)%	(7.4)%
Net income	10.9%	7.2%

The following table details the Company’s historical revenues by product line:

	SIX MONTHS ENDED JUNE 30,
	(dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$27,638	$17,358
Table layouts	2,564	2,414
Playing cards	2,031	2,006
Gaming furniture	1,363	1,554
Dice	1,305	1,420
Table accessories and other products	2,832	2,726
Total	$37,733	$27,478

Revenues.  For the six months ended June 30, 2006, revenues were approximately $37.7 million, an increase of approximately $10.2 million, versus revenues of approximately $27.5 million for the six months ended June 30, 2005.  The increase in revenues for the six months ended June 30, 2006 was principally the result of increased GPI-SAS sales of approximately $10.6 million during the first half of 2006 compared to 2005 and a slight decrease in GPI-USA’s sales of approximately $400,000. The GPI-SAS operations sales increase was primarily due to increased sales related to casino openings in Macau. The U.S. operations sales decrease was primarily due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions. In the first half of 2005 the U.S. operations included sales to a new casino opening in Las Vegas of approximately $1.5 million compared to a new casino opening in Las Vegas in the first half of 2006 approximately $1.0 million.

Cost of Revenues.  Cost of revenues in absolute dollars increased by approximately $6.5 million principally due to the increased sales. As a percentage, the cost of revenues increased to 59% from 57% a slight increase compared to the 27% increase in sales. The increase in percentage in our cost of revenues was due primarily to the initial start-up costs relating to manufacturing of our higher frequency RFID chips offset by better absorption of fixed costs related to the higher volume in sales.

Gross Profit.  Gross profit for the six months ended June 30, 2006 increased in absolute dollars by approximately $3.7 million from the comparable prior year six-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $10.2 million, partially offset by the increase in cost of revenues of $6.5 million.

	SIX MONTHS ENDED JUNE 30, (dollars in thousands) (unaudited)
	2006	Revenue %	2005	Revenue %

Product development	$173	0.5%	$134	0.5%
Marketing and sales	2,073	5.5%	2,056	7.5%
Depreciation and amortization	713	1.9%	605	2.2%
General and administrative	6,148	16.2%	5,053	18.4%
Total operating expenses	$9,107	24.1%	$7,848	28.6%

Operating Expenses.  Operating expenses, which include product development, marketing and sales, depreciation and amortization, and general and administrative costs, increased approximately $1.3 million to approximately $9.1 million during the six months ended June 30, 2006 from approximately $7.8 million during the six months ended June 30, 2005.  This increase was primarily attributable to a slight increase in product development, marketing and sales expense of approximately $56,000 due to sales employee costs. General and administrative expenses, including depreciation and amortization, increased approximately $1.2 million compared to the six months ended June 30, 2005. This increase in general and administrative expenses in the first half of 2006 was primarily related to $379,000 in sales tax assessments, $193,000 of work performed toward future compliance with the Sarbanes-Oxley Act of 2002 in both the U.S. and France, $183,000 due to increases in salary related to 2006, $183,000 related to increased audit fees, $119,000 due to non-capitalizable building and expansion related expenses in France, and $113,000 related to professional fees in France.

Other Income (Expense), (excluding Interest Expense).  During the six months ended June 30, 2006, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) decreased to approximately $125,000 in income from approximately $207,000 in income during the six months ended June 30, 2005.  This decrease of approximately $82,000 was principally the result of a decrease of $237,000 related to foreign currency exchange losses in the 2006 period as compared to currency exchange gains of approximately $110,000 in the 2005 period. This decrease in foreign currency transactions was mainly due to the valuation of the Euro compared to the U.S. Dollar. This decrease was offset by an increase in interest income of approximately $99,000 and the gain on sale of marketable securities of $56,000 in the first and second quarters of 2006, primarily as a result of the sales of marketable securities held by GPI-SAS.

Interest Expense.  For the six months ended June 30, 2006, interest expense decreased to approximately $77,000 from approximately $107,000 for the six months ended June 30, 2005. This decrease of approximately $30,000 was primarily caused by a decrease in the average outstanding debt amounts for the periods, due to normal payments of principal.

Income Taxes.  During the six months ended June 30, 2006, we recorded an income tax expense of approximately $2.3 million as compared to a tax expense of approximately $2.0 million for the six months ended June 30, 2005. The increase in income tax expense in absolute dollar terms (though not as a percentage of revenues) for the six months ended June 30, 2006 was primarily a result of the change in the Company’s foreign income. The Company’s effective tax rate for the quarter ended June 30, 2006 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI-SAS in 2006 and recognition of excess book basis in shares of GPI-SAS as the Company intends to distribute future non-cash dividends from GPI-SAS. These future non-cash dividends will likely decrease the Company’s net operating loss carryforwards and generate foreign tax credits, which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively. The effective tax rate for the six months ended June 30, 2006 was 36% and for the 2005 period was 50%.  The decrease in the effective tax rate from 2005 to 2006 was primarily due to the change in the application of APB23 during 2005 which resulted in the Company’s plan to repatriate dividends between France and the United States on a non-cash basis. The Company has provided a partial valuation allowance against the foreign tax credits generated in conjunction with the non-cash dividend based upon management’s evaluation of whether the realization of the deferred tax assets is more likely than not. Management has also determined that a valuation allowance is necessary as it pertains to certain state deferred tax asset.

Net Income.  For the six months ended June 30, 2006, we recorded net income of approximately $4.1 million compared to $2.0 million for the same period in 2005. This increase in net income of approximately $2.1 million occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses on a short-term basis.  As of June 30, 2006, we had approximately $6.3 million in cash and cash equivalents and $8.8 million in marketable securities. Of that amount, we had approximately $1.2 million in cash and cash equivalents and $8.8 million in marketable securities in France through GPI-SAS at June 30, 2006. Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary into the United States. For the longer term, in addition to the foregoing cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Our backlog of production orders, which are expected to be filled in 2006, amounted to approximately $4.3 million for GPI-USA and $16.9 million for GPI-SAS as of June 30, 2006.  At June 30, 2005, our backlog was approximately $4.7 million for the U.S. and $12.5 million for France.

Working Capital and Cash Flow.  Working capital totaled approximately $14.6 million at June 30, 2006 and $9.6 million at December 31, 2005.  We show an increase in current assets of approximately $4.6 million and a decrease in current liabilities of approximately $426,000 and overall cash and cash equivalents increased approximately $1.7 million from December 31, 2005.

The increase in current assets was due primarily to an increase in inventories, primarily work-in process, of approximately $1.2 million, an increase in net accounts receivable of approximately $1.7 million, an increase in cash and cash equivalents of $1.7 million, and an increase of approximately $441,000 in other current assets, offset by a decrease in marketable securities of $279,000 and a decrease in prepaid expenses of $132,000.

The decrease in current liabilities was due primarily to a decrease in customer deposits of approximately $2.7 million and a decrease in income taxes payable of approximately $106,000, partially offset by an increase in accounts payable of approximately $1.0 million, an increase in accrued expenses of approximately $1.0 million, and an increase in deferred income tax liability of approximately $151,000.

Net Cash Flow.  Net cash flow provided by operating activities was approximately $1.4 million during the six months ended June 30, 2006, as compared to net cash flow provided by operating activities of approximately $1.9 million during the same period in 2005. In the 2006 period, the primary operational uses of cash were related to the decrease in customer deposits, accounts receivable and in inventory.  The primary operational sources of cash in the 2006 period were related to net income.  In the 2005 period, the primary operational sources of cash were related to net income and increases in customer deposits.  The primary operational use of cash in the 2005 period was related to an increase in accounts receivable and inventory.

Our investing activities resulted in net cash used in an amount of approximately $504,000 for the first half of 2006 compared to approximately $3.5 million in net cash used in investing activities for the same period in 2005.  In the first half of 2006, we recorded net proceeds of $1.6 for the net sales and purchases of marketable securities and mutual funds as compared to net purchases of marketable securities in 2005 for $915,000, and a purchase of two patents for approximately $235,000.

The net cash flow used in financing activities for the six months ended June 30, 2006 related to the repayment of long-term debt of $402,000 compared to the repayment of long-term debt of $810,000 in 2005, offset partially by the proceeds from the issuance of common stock for approximately $340,000 in the 2006 period compared to $505,000 in 2005.  In the first six months of 2006, our employees and directors exercised 37,634 options and 8,375 warrants at weighted average exercise price of $9.07 and $0.01 per share, respectively.  Overall, our cash balance increased from December 31, 2005 to June 30, 2006 by approximately $1.7 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $134,000 until February 2008, varying with the fluctuation in the value of the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2005 and June 30, 2006, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholder equity were in compliance with the financial covenants. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.16 and 0.16, respectively, as of June 30, 2006.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $871,000 will be due and payable. There is no prepayment penalty.

In January 2004, GPI-SAS entered into a 350,000 Euro (approximately U.S. $447,000) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for the purposes of building expansion in France.  The general terms of this loan are as follows:

•      Interest Rate. 3.6% fixed per annum.

•      Maturity Date.  The maturity date is January 2010.

•      Security.  The loan is secured by a mortgage on the building premises.

•      Monthly Payment.  4,720 Euros; no balloon payment.

In June 2006, GPI-SAS entered into a 1,500,000 Euro (approximately U.S. $1,920,000) loan agreement with Lyonnaise de Banque, a French bank. The loan has a five-year term at a fixed rate of 3.40% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI-SAS’s marketable securities at the bank in which GPI-SAS must maintain a minimum balance of at least 500,000 Euros. There are no prepayment penalties or acceleration payment provisions in the loan agreement. The proceeds of the loan (of which 60% has been drawn down) are being used primarily to purchase (or to replace available cash previously used to purchase) part of the production equipment that will total approximately 2,000,000 Euros (approximately U.S. $2,560,000). The production equipment is being used to increase the production capacity at GPIC’s facility in France due to increased demand. GPIC has acquired a portion, and is in the process of acquiring the balance, of the production equipment from several different manufacturers.

Seasonality.  We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

Las Vegas, Nevada Facilities.  In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust.  See “Secured Debt” above. Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002. In April 2005, we purchased an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property is being used for additional employee and visitor parking.

San Luis, Rio Colorado, Mexico Facilities.  We currently lease a 66,500 square foot facility pursuant to a one-year lease, which expired on March 31, 2004.  In April 2004, we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $23,300.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis.  We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

Beaune, France Facilities.  We own an approximately 34,000 square foot manufacturing and administrative facility in Beaune, France.  In January 2004, GPI-SAS entered into a 350,000 Euro (or approximately $447,000 U.S.) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion.  See “Secured Debt” above.  In December 2004, we entered into a construction contract for a 1,600 square foot additional expansion which was completed in the second quarter of 2005, to extend the jeton and plaque production area.

In July 2006, we completed the purchase of an existing approximately 10,700 square foot, two-story building in Beaune, France located near our existing facility. We purchased the building from UNEDIC for 650,000 Euros (approximately U.S. $827,800) plus certain statutory costs. The building will serve as the administrative and sales headquarters and non-gaming chip production facility for our operations outside of the United States, which will result in additional space for gaming chip production at our existing facility in Beaune, France. The new space will allow us to increase our gaming chip production capacity in France without any significant interference with ongoing business operations. The additional space created at our own existing facility should be available for use by the end of the third quarter, with minimal disruption to current production activities. We used available cash to pay for the building.

Capital Expenditures.  We currently plan to purchase approximately $1.5 million in capital equipment and improvements in the remainder of 2006.

Contractual Obligations and Commercial Commitments

There was no material changes in the contractual cash obligations and commercial commitments during the six months ended June 30, 2006, except for the GPI-SAS loan entered on June 29, 2006, of which only 60% has been drawn and as described in detail under “Secured Debt”, in the section above.

Recently Issued and Adopted Accounting Guidance

              In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar has weakened against the Euro from $0.84440 at December 31, 2005, to $0.82820 at March 31, 2006, and to $0.79690 at June 30, 2006.  For the six months ended June 30, 2006, we were not a party to any forwards, options or other derivative contracts.

Although our manufacturing is partially performed in Mexico, the functional currency of our Mexican subsidiary is considered to be the U.S. dollar. GPI-Mexicana is funded by our U.S. subsidiary in U.S. dollars and GPI-Mexicana does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of GPI-Mexicana are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of GPI-Mexicana is not subject to translation adjustment risk.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of June 30, 2006, we had total interest bearing debt and capital lease obligations of approximately $3.2 million.  Of this amount, approximately $2.2 million has a fixed rate of interest and we believe that these lease agreements have fair values, which approximate reported amounts.

The remaining approximately $953,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 8.25% as of June 30, 2006, and to the extent there are significant increases to LIBOR, that would exceed a floor of 8% we would have increased interest expense on approximately $953,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,530 over the next twelve-month period.

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

There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2005 or the first or second quarters of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 1A.                    RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain materials used to manufacture our products are obtained from a single source or a limited group of suppliers.  In some instances, we do not have a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on our results of operations and damage customer relationships.  For example, failure to find an alternative supplier or failure of an existing single supplier to perform in a timely manner could lead to a delay in the shipment of our products.  Further, a significant increase in the price of one or more of these materials or failure to perform up to specification could adversely affect our results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2006, we issued an aggregate of 8,375 shares of our common stock as a result of exercises of antidilution warrants.  The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there were 83,125 warrants remaining at June 30, 2006, of which 43,623 warrants are currently exercisable at $0.01 per share.

The antidilution warrants only become exercisable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted.  From March 30, 2006 to June 30, 2006, stock options to purchase an aggregate of 10,634 shares were exercised pursuant to our Incentive Plan at an exercise price of $8.75 per share, thereby triggering the exercisability of a corresponding number of the antidilution warrants.  The issuance of the shares underlying the stock options was registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission.  None of the antidilution warrants or underlying shares have been registered, and were issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.  The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares.  The exercise of the antidilution warrants and acquisition of the underlying shares were exempt under Rule 16b-3 and Rule 16b-6(b).

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

As previously reported, Benoit Aucouturier resigned as a director and member of the Audit Committee and Nominating and Governance Committee effective June 30, 2006. Mr. Charles R. Henry was appointed subject to gaming regulatory approvals by the board of directors to fill the vacancy on the board and the Audit Committee and the Nominating and Governance Committee effective June 30, 2006.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 11, 2006 reporting the Company’s financial results for the three and six months ended June 30, 2006.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

10	Loan agreement dated as of June 29, 2006 between Lyonnaise de Banque and Gaming Partners International SAS.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 11, 2006 reporting financial results for the three and six months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 11, 2006	By:	/s/ Gérard Charlier
Gérard Charlier
President, Chief Executive Officer and interim Chief Financial Officer