Form 10-Q
period 2006-09-30
Gaming Partners International CORP
filed 2006-11-13
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,086,901 shares of Common Stock, $0.01 par value, outstanding as of November 10, 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 and DECEMBER 31, 2005

(unaudited)

(dollars in thousands, except share amounts)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,474	$4,573
Marketable securities	6,367	9,075
Accounts receivables, less allowance for doubtful accounts of $314 and $398, respectively	7,670	4,734
Inventories	10,038	9,895
Prepaid expenses	581	623
Deferred income tax asset	58	200
Other current assets	1,560	1,288
Total current assets	30,748	30,388
Property and equipment, net	13,900	11,212
Goodwill, net	1,469	1,386
Other intangibles, net	1,338	1,529
Deferred income tax asset	3,077	2,407
Long-term investments	636	1,645
Other assets, net	365	149
Total Assets	$51,533	$48,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term-debt	$750	$716
Accounts payable	3,009	3,483
Accrued expenses	4,819	3,587
Customer deposits	4,509	10,506
Income taxes payable	1,310	1,136
Deferred income tax liability	1,382	1,061
Other current liabilities	366	336
Total current liabilities	16,145	20,825
Long-term debt, less current maturities	2,499	1,892
Total liabilities	18,644	22,717
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,003,777 and 7,898,766, respectively, issued and outstanding	80	79
Additional paid-in capital	18,186	16,904
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	13,780	8,766
Accumulated other comprehensive income	1,039	446
Total stockholders’ equity	32,889	25,999
Total Liabilities and Stockholders’ Equity	$51,533	$48,716

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenues	$20,135	$13,415	$57,868	$40,893
Cost of revenues	14,066	8,551	36,433	24,402
Gross profit	6,069	4,864	21,435	16,491

Product development	199	107	372	241
Marketing and sales	993	1,172	3,066	3,228
Depreciation and amortization	254	326	967	931
General and administrative	2,900	2,804	9,048	7,734
Total operating expenses	4,346	4,409	13,453	12,134
Income from operations	1,723	455	7,982	4,357
Other income, net	84	28	209	235
Interest expense	(47)	(48)	(124)	(155)
Income before income taxes	1,760	435	8,067	4,437
Income tax expense	(741)	(189)	(3,053)	(2,207)
Net income	$1,019	$246	$5,014	$2,230

Net income per share:
Basic	$0.13	$0.03	$0.63	$0.29
Diluted	$0.12	$0.03	$0.62	$0.27
Weighted average shares outstanding:
Basic	7,984	7,847	7,943	7,813
Diluted	8,221	8,155	8,070	8,113

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006

(unaudited)

(dollars in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$2,230	—	—	—	—	2,230	—	2,230
Unrealized loss on securities	36	—	—	—	—	—	36	36
Common stock options and warrants exercised	—	141,000	2	504	—	—	—	506
Tax benefit from stock options exercised	—	—	—	288	—	—	—	288
Foreign currency translation adjustment	(1,053)	—	—	—	—	—	(1,053)	(1,053)
Total comprehensive income	$1,213	—	—	—	—	—	—	—
Balance, September 30, 2005		7,870,400	79	15,693	(196)	7,455	596	23,627

Balance, January 1, 2006		7,898,766	79	16,904	(196)	8,766	446	25,999
Net income	5,014	—	—	—	—	5,014	—	5,014
Unrealized gain on securities	9	—	—	—	—	—	9	9
Common stock options and warrants exercised	—	105,011	1	748	—	—	—	749
Stock compensation expense	—	—	—	67	—	—	—	67
Tax benefit from stock options exercised	—	—	—	467	—	—	—	467
Foreign currency translation adjustment	584	—	—	—	—	—	584	584
Total comprehensive income	$5,607
Balance, September 30, 2006		8,003,777	$80	$18,186	$(196)	$13,780	$1,039	$32,889

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(unaudited)

(dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$5,014	$2,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,508	1,225
Amortization	222	230
Provision for bad debt	(107)	(201)
Provision for inventory obsolescence	(75)	160
Deferred income taxes	(270)	80
Stock based compensation expense	67	—
Tax benefit on exercise of stock options and warrants	(467)	(288)
Gain on sale of marketable securities and others	(79)	(55)
Change in operating assets and liabilities:
Accounts receivable	(2,529)	314
Inventories	309	(3,273)
Other current assets, including prepaids	(147)	(385)
Accounts payable	(1,157)	(1,201)
Customer deposits	(6,579)	1,922
Accrued expenses	1,037	555
Income taxes payable	553	(224)
Other current liabilities	17	(68)
Net cash provided by (used in) operating activities	(2,683)	1,021
Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(15,891)	(12,680)
Proceeds from sale of marketable securities and long-term investments	20,511	13,563
Acquisition of property and equipment	(3,945)	(3,059)
Purchase of intangible assets	—	(235)
(Decrease) increase in other assets	(209)	(281)
Net cash provided by (used in) investing activities	466	(2,692)
Cash Flows from Financing Activities
Repayment of long-term debt	(667)	(789)
Proceeds from long-term obligations	1,180	—
Tax benefit on exercise of stock options and warrants	467	288
Proceeds from exercise of stock options	749	504
Net cash provided by (used in) financing activities	1,729	3
Effect of exchange rate changes on cash	389	(508)
Net decrease in cash and cash equivalents	(99)	(2,176)
Cash and cash equivalents, beginning of the period	4,573	8,012
Cash and cash equivalents, end of the period	$4,474	$5,836
Supplemental disclosure of cash flow information:
Cash paid for interest	$230	$144
Cash paid for income taxes	$2,765	$2,704

See notes to unaudited condensed consolidated financial statements

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

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips (including gaming chips with embedded low or high frequency RFID (radio frequency identification microchips)), low frequency RFID readers, wheels, table layouts, playing cards, dice, gaming furniture, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products directly to licensed casinos for new openings and to existing casino operations, worldwide.  We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis Rio Colorado, Mexico, Atlantic City, New Jersey and Gulfport, Mississippi.

Basis of Consolidation and Presentation

The condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005 include the accounts of GPIC and its wholly-owned subsidiaries, including GPI-SAS, GPI-USA, and GPI-Mexicana. All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005.

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

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2006 presentation.  These reclassifications had no effect on our net income.

Comprehensive Income Information

Comprehensive income consists of the following (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$1,019	$246	$5,014	$2,230
Unrealized gain on securities, net of tax	8	16	9	36
Foreign currency translation adjustment	(24)	(308)	584	(1,053)
Total Comprehensive Income	$1,003	$(46)	$5,607	$1,213

NOTE  2.               MARKETABLE SECURITIES

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios that are designated by these banks as “risk free or minimum risk instruments” (dollars in thousands):

	September 30, 2006			December 31, 2005
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Current marketable securities	$6,352	$15	$6,367	$9,066	$9	$9,075
Long-term marketable securities	$636	$—	$636	$1,645	$—	$1,645

NOTE 3.        INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$6,167	$5,773
Work in process	2,404	2,292
Finished goods	1,467	1,830
Total	$10,038	$9,895

NOTE  4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Land	$1,706	$1,645
Buildings and improvements	7,323	5,790
Furniture and equipment	15,958	13,104
Vehicles	685	656
	25,672	21,195
Less accumulated depreciation	(11,772)	(9,983)
Property and equipment, net	$13,900	$11,212

Depreciation expense for the three months ended September 30, 2006 and 2005 was $542,000 and $428,000, respectively.  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $1.5 million and $1.2 million, respectively.

NOTE  5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (dollars in thousands, except for the “Years in Estimated Useful Life”):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,538	$(69)	$1,469	$1,450	$(64)	$1,386	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,268	(700)	568	1,242	(628)	614	8 to 14
Customer relationships	432	(341)	91	432	(296)	136	7
Non-compete agreements	730	(634)	96	730	(534)	196	5 to 6
Total	$4,588	$(1,781)	$2,807	$4,474	$(1,559)	$2,915

(1)          The amounts of goodwill related to GPI-SAS at September 30, 2006 and December 31, 2005 above, includes the net effect of foreign currency exchange, from the merger dated September 12, 2002, of $95,000 and $12,000, respectively.

Amortization expense for the three months ended September 30, 2006 and 2005 was $70,000 and $72,000, respectively.  Amortization expense for the nine months ended September 30, 2006 and 2005 was $222,000 and $230,000, respectively.

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

On or about August 25, 2006, the Company received a 60-day notice from the state of California Center for Environmental Health (“CEH”), stating that CEH intended to bring suit against the Company in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the ‘Act”). We had previously learned that a number of operators of card rooms throughout California received similar 60-day notice letters from CEH alleging that the card room operators have failed to meet warning requirements contained in the Act. We have sold gaming chips to some of these card room operators.  The Act requires, among other things, that businesses in California must provide a “clear and reasonable warning” if they expose persons to any chemical listed by the State of California as a carcinogen or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Level” for that chemical. Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief. In this case, the environmental group alleges that gaming chips contain lead and/or lead compounds above the California standards and that no warning was given by the card room operators to its employees or customers.  We have received a demand from one of the card room operators to defend and indemnify it in this matter and expect that other card room operators who purchased such gaming chips from us during the past three years may ask us to defend and indemnify them in this matter.  We have engaged outside counsel who is reviewing this matter and has initiated discussions with counsel for CEH.  While the maximum amount of statutory penalties for failing to provide a required Proposition 65 warning are substantial, due to the preliminary nature of this matter, we are unable to determine whether this matter will have a material adverse effect on us or our business, operations or financial position.

The Company is currently undergoing a sales tax audit for one parish in the state of Louisiana. We believe there will be sales tax audits for two remaining parishes, where GPIC currently conducts business, in the near future. In the third quarter ended September 30, 2006, we have a remaining accrued liability of approximately $131,000 for the one parish currently undergoing audit and an additional

$167,000 for the parishes we believe will be audited in the near future. We have contacted these parishes and expect to settle with them.

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

On January 1, 2006, the Company adopted SFAS 123(R), using a modified prospective application. Accordingly, prior period amounts have not been restated. For the three months and nine months ended September 30, 2006, we recognized share-based compensation for all current award grants, and for the unvested portion of previous award grants based on the previously determined grant date fair values. For the three months and the nine months ended September 30, 2006, the Company recognized stock based compensation of $510 and $41,360, respectively, net of tax.

The Company attributes expense for fair value share-based payments on a straight-line basis over the vesting period of the awards, for pro forma disclosure prior to and post adoption of SFAS 123(R).

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Option valuation assumptions:
Dividend yield	None	None	None	None
Expected volatility	95.1%	73.0%	96.9%	73.3%

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Risk free interest rate	4.90%	4.16%	4.97%	3.87%
Expected term of options	5.6 yrs	2.0 yrs	5.6 yrs	2.0 yrs
Weighted-average grant date fair value of options
Granted:	$16.27	$4.00	$15.22	$4.34
Total intrinsic value of options exercised	$1,019,598	$—	$1,258,064	$511,125
Exercises under all share-based payment arrangements:
Cash received	$431,094	$—	$772,444	$504,860
Tax benefit realized for tax deductions from option exercises	$381,349	$—	$467,243	$288,000

Reported share-based compensation expense was classified as follows:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2006
General & administrative-stock option share-based compensation	$967	$66,897
Tax benefit	(457)	(25,538)
Total share-based compensation, net of tax	$510	$41,359

The following table compares net income including SFAS 123(R) share-based compensation of $510 and $41,359, respectively, net of tax, reported in the current quarter and year to date compared to the prior period’s pro forma SFAS 123(R) fair value compensation of $35,000 and $108,000, respectively, net of tax (dollars in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Reported net income	$1,019	$246	$5,014	$2,230
Additional pro forma stock-based compensation, net of tax	—	(35)	—	(108)
Comparative net income	$1,019	$211	$5,014	$2,122
Basic EPS as reported	0.13	0.03	0.63	0.29
Basic EPS (prior year pro forma)	—	0.03	—	0.27
Diluted EPS as reported	0.12	0.03	0.62	0.27
Diluted EPS (prior year pro forma)	—	0.03	—	0.26

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

The Directors’ Plan, as amended, provides that each non-employee director, upon joining the Board of Directors, will receive a stock option to purchase 6,000 shares of common stock.  In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which stock options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years.  The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year.  At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual option grant to purchase 2,000 shares of common stock.  In addition, each year each non-employee director receives stock options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee.  No stock option is exercisable sooner than six months and one day after the date of the grant.  The stock options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death. Stock options for up to 17,000 shares remain available for grant under the Directors’ Plan.

The following is a summary of stock option activity for the year to date period ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				($000’s)
Outstanding at December 31, 2005	427,634	$4.95
Granted	6,000	13.43
Cancelled	—
Exercised	20,000	8.75
Outstanding at March 31, 2006	413,634	$5.49
Granted	6,000	24.05
Cancelled	—	—
Exercised	17,634	9.43
Outstanding at June 30, 2006	402,000	$4.97	4.62	$7,811
Granted	3,500	21.05
Cancelled	—	—
Exercised	59,000	6.92
Outstanding at September 30, 2006	346,500	$4.80	7.34	$5,002
Exercisable at September 30, 2006	130,500	$5.43	5.55	$1,802

As of September 30, 2006, there was a total of $277,000 of unamortized compensation expense related to stock options, which cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 8.        EARNINGS PER SHARE

We have outstanding certain stock options to purchase shares of our common stock which have an exercise price greater than the average market price for the quarter. Antidilutive options and antidilutive warrants for the three months ended September 30, 2006 were 6,000 shares and none for the same period in 2005. For the nine months ended September 30, 2006 and 2005 the antidilutive options and warrants were 10,714 and 6,500 shares, respectively. These have been excluded from the computation of diluted net income per share for the respective periods.

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended September 30, 2006
Net income	$1,019		$1,019
Weighted average shares (in thousands)	7,984	237	8,221
Per share amount	$0.13		$0.12

For the three month period ended September 30, 2005
Net income	$246		$246
Weighted average shares (in thousands)	7,847	308	8,155
Per share amount	$0.03		$0.03

For the nine month period ended September 30, 2006
Net income	$5,014		$5,014
Weighted average shares (in thousands)	7,943	127	8,070
Per share amount	$0.63		$0.62

For the nine month period ended September 30, 2005
Net income	$2,230		$2,230
Weighted average shares (in thousands)	7,813	300	8,113
Per share amount	$0.29		$0.27

NOTE 9.        RELATED PARTY TRANSACTIONS

We currently lease a 66,500 square foot manufacturing facility located in San Luis Rio Colorado, Mexico from an entity controlled by the family of Frank Moreno, General Manager of GPI-Mexicana.  The lease was extended in April 2004, for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis. Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from Mr. Moreno’s brother at approximately $800 per month.

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

The following tables present certain data by geographic area as of and for the periods ended (dollars in thousands, except for percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006		2005
Net sales to external customers:
USA.	$7,078	35.2%	$6,693	49.9%
Europe and Russia	599	3.0%	695	5.2%
Asia(1)	11,477	57.0%	5,363	40.0%
Other(2)	981	4.8%	664	4.9%
Total consolidated net sales to external customers	$20,135	100.0%	$13,415	100.0%

	NINE MONTHS ENDED SEPTEMBER 30,
	2006		2005
Net sales to external customers:
USA	$22,332	38.6%	$22,154	54.2%
Europe and Russia	2,937	5.1%	3,429	8.4%
Asia(1)	29,351	50.7%	13,031	31.9%
Other(2)	3,248	5.6%	2,279	5.5%
Total consolidated net sales to external customers	$57,868	100.0%	$40,893	100.0%

(1)           Primarily Macau.

(2)           Includes Canada, Africa, Australia, South America and other countries.

The following tables present our net sales by product line as of and for the periods ended (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30 (unaudited)		NINE MONTHS ENDED SEPTEMBER 30 (unaudited)
	2006	2005	2006	2005

Casino chips	$15,034	$8,978	$42,672	$26,336
Table layouts	1,226	1,311	3,790	3,725
Playing cards	1,026	893	3,057	2,899
Gaming furniture	833	472	2,196	2,026
Dice	666	659	1,971	2,079
Table accessories and other products	1,350	1,102	4,182	3,828
Total net sales	$20,135	$13,415	$57,868	$40,893

Sales generated by GPI-USA are primarily sold to casinos in the United States; sales generated by GPI-SAS are primarily casino chips sold to casinos in Asia and Europe.

	SEPTEMBER 30,		DECEMBER 31,
	2006		2005
Property and equipment, net:
United States	$6,316	45.5%	$6,311	56.3%
Europe	6,189	44.5%	3,547	31.6%
Mexico	1,395	10.0%	1,354	12.1%
Total	$13,900	100.0%	$11,212	100.0%

	SEPTEMBER 30,		DECEMBER 31,
	2006		2005
Goodwill and intangibles, net:
United States	$1,511	53.8%	$1,657	57.2%
Europe	1,296	46.2%	1,241	42.8%
Total	$2,807	100.0%	$2,898	100.0%

NOTE 11.      SUBSEQUENT EVENT

On November 8, 2006, the Company’s board of directors declared a one-time cash dividend of $0.125 per share payable on December 15, 2006 to shareholders of record at the close of business on November 27, 2006. The cash dividend will be funded from the Company’s normal operations. The Company also paid a cash dividend on December 15, 2005. For the foreseeable future, the board of directors intends to consider one-time cash dividends on a periodic basis, however, no assurance can be given that the Company will declare or pay any future dividends.

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

Our business activities include the manufacture and/or supply of casino table game equipment and supplies such as gaming chips (including gaming chips with embedded low or high frequency RFID (radio frequency identification microchips)), low frequency RFID readers, wheels, table layouts, playing cards, dice, gaming furniture, miscellaneous table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products directly to licensed casinos for new openings and to existing casino operations, worldwide.  We are headquartered in Las Vegas, Nevada, with offices in Beaune, France, San Luis Rio Colorado, Mexico, Atlantic City, New Jersey and Gulfport, Mississippi.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2006 and 2005

	THREE MONTHS ENDED SEPTEMBER 30, (unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	69.9%	63.7%
Gross profit	30.1%	36.3%

Product development	1.0%	0.8%
Marketing and sales	4.9%	8.7%
Depreciation and amortization	1.3%	2.5%
General and administrative	14.3%	20.9%
Total operating expenses	21.5%	32.9%
Income from operations	8.6%	3.4%
Other income, net	0.4%	0.2%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	8.8%	3.2%
Income tax expense	(3.7)%	(1.4)%
Net income	5.1%	1.8%

The following table details the Company’s revenues by product line:

	THREE MONTHS ENDED SEPTEMBER 30, (dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$15,034	$8,978
Table layouts	1,226	1,311
Playing cards	1,026	893
Gaming furniture	833	472
Dice	666	659
Table accessories and other products	1,350	1,102
Total	$20,135	$13,415

Revenues.  For the three months ended September 30, 2006, revenues were approximately $20.1 million, an increase of approximately $6.7 million, compared to revenues of approximately $13.4 million for the three months ended September 30, 2005.  GPI-SAS recorded revenues of $12.7 million, an increase of approximately $6.4 million compared to the third quarter of 2005, primarily as a result of sales in connection with casino openings in Macau. Sales by GPI-USA amounted to $7.4 million, an increase in sales of approximately $300,000 from $7.1 million in the third quarter of 2005, primarily due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions.

Cost of Revenues.  The increase in cost of revenues of approximately $5.5 million occurred principally related to higher volume in sales of GPI-SAS. As a percentage, the cost of revenues increased to 69.9% from 63.7%, due primarily to higher cost relating to the initial production of our high frequency RFID chips.

Gross Profit.  Gross profit for the three months ended September 30, 2006 increased in absolute dollars by approximately $1.2 million compared to the same three-month period in 2005.  This occurred as a result of the aforementioned increase in revenues of approximately $6.7 million, substantially offset by an increase in cost of revenues of approximately $5.5 million. As a percentage of sales our gross margin decreased to 30.1% in the 2006 period from 36.3% in the 2005 period.

	THREE MONTHS ENDED SEPTEMBER 30, (dollars in thousands) (unaudited)
	2006	Revenue %	2005	Revenue %

Product development	$199	1.0%	$107	0.8%
Marketing and sales	993	4.9%	1,172	8.7%
Depreciation and amortization	254	1.3%	326	2.5%
General and administrative	2,900	14.3%	2,804	20.9%
Total operating expenses	$4,346	21.5%	$4,409	32.9%

Operating Expenses.  Operating expenses, which include product development, marketing and sales, depreciation and amortization, and general and administrative costs, decreased slightly by approximately $63,000 remaining consistent at approximately $4.4 million during the three months ended September 30, 2006 and 2005, while declining as a percent of revenue from 32.9% to 21.5%. General and administrative expenses, including depreciation and amortization, slightly increased approximately $24,000 compared to the same period in 2005, and decreased as a percent of revenues from 23.4% in the 2005 quarter to 15.6% in the 2006 quarter. The major contributing increases in general and administrative expenses in the third quarter of 2006 were primarily related to approximately $100,000 due to building and space expansions in France, offset by a reduction of approximately $170,000 of work performed toward future compliance with the Sarbanes-Oxley Act of 2002 in both the U.S. and France.

Other Income (Expense), (excluding Interest Expense).  During the three months ended September 30, 2006, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities and other income (expense) increased approximately $56,000 in income compared to other income in the 2005 period. The variation in foreign currency exchange that occurred as a result of an increase in the value of the Euro compared to the U.S. Dollar, which resulted in an increased loss of approximately $15,000, offset by an increase in interest income of approximately $71,000.

Interest Expense.  For the three months ended September 30, 2006, interest expense decreased from approximately $48,000 in the 2005 period to $47,000 in the three months ended September 30, 2006. This decrease on approximately $1,000 was primarily caused by a decrease in the average outstanding debt amounts for the periods and its normal payments of principal.

Income Taxes.  Our effective income tax rate for the three months ended September 30, 2006 and three months ended September 30, 2005 was 46% and 43%, respectively. The increase in effective tax rate for the three months ended September 30, 2006 was primarily due to adjustments to reconcile estimated tax expense for fiscal year ended December 31, 2005 to the tax returns filed for the same period. The Company’s effective tax rate for the quarter ended September 30, 2006 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI-SAS in 2006 and recognition of excess book basis in shares of GPI-SAS as the Company intends to distribute future non-cash dividends from GPI-SAS. These future non-cash dividends will likely decrease the Company’s net operating loss carryforwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income.  For the three months ended September 30, 2006, we recorded net income of approximately $1.0 million compared to net income of $246,000 for the same period in 2005.  The increase in the net income of approximately $773,000 occurred principally as a result of the aforementioned factors, such as the slight decrease in the general and administrative expense and the increase in income tax expense.

Comparison of Operations for the Nine Months Ended September 30, 2006 and 2005

	NINE MONTHS ENDED SEPTEMBER 30, (unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	63.0%	59.6%
Gross profit	37.0%	40.4%

Product development	0.6%	0.6%
Marketing and sales	5.3%	7.9%
Depreciation and amortization	1.7%	2.3%
General and administrative	15.6%	18.9%
Total operating expenses	23.2%	29.7%
Income from operations	13.8%	10.7%
Other income, net	0.4%	0.6%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	14.0%	10.9%
Income tax expense	(5.3)%	(5.4)%
Net income	8.7%	5.5%

The following table details the Company’s revenues by product line:

	NINE MONTHS ENDED SEPTEMBER 30, (dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$42,672	$26,336
Table layouts	3,790	3,725
Playing cards	3,057	2,899
Gaming furniture	2,196	2,026
Dice	1,971	2,079
Table accessories and other products	4,182	3,828
Total	$57,868	$40,893

Revenues.  For the nine months ended September 30, 2006, revenues were approximately $57.9 million, an increase of approximately $17.0 million, versus revenues of approximately $40.9 million for the nine months ended September 30, 2005.  The increase in revenues for the nine months ended September 30, 2006 was primarily the result of increased GPI-SAS sales of approximately $17.0 million during the first three quarters of 2006 compared to 2005. GPI-USA’s sales slightly decreased approximately $100,000. The GPI-SAS operations sales increase was primarily due to increased sales related to casino openings in Macau, which recorded sales in the first three quarters of 2006 of approximately $28.7 million compared to $11.7 million in the same period in 2005. The U.S. operations sales slight decrease was primarily due to the timing and volume of customer demand for our casino products and the timing of new casino openings and expansions. In the first three quarters of 2005 the GPI-USA operations included sales to a new casino opening in Las Vegas of approximately $1.7 million compared to a new casino opening in Las Vegas in the same period in 2006 of approximately $1.0 million.

Cost of Revenues.  Cost of revenues in absolute dollars increased by approximately $12.0 million principally due to the increased sales. As a percentage, the cost of revenues increased to 63.0% from 59.6%. The increase in percentage for cost of revenues was due primarily to the initial start-up cost and the higher costs relating to the initial production of our high frequency RFID chips.

Gross Profit.  Gross profit for the nine months ended September 30, 2006 increased in absolute dollars by approximately $5.0 million from the comparable prior year nine-month period.  This occurred as a result of the aforementioned increase in revenues of approximately $17.0 million, partially offset by the increase in cost of revenues of $12.0 million.

	NINE MONTHS ENDED SEPTEMBER 30, (dollars in thousands) (unaudited)
	2006	Revenue %	2005	Revenue %

Product development	$372	0.6%	$241	0.6%
Marketing and sales	3,066	5.3%	3,228	7.9%
Depreciation and amortization	967	1.7%	931	2.3%
General and administrative	9,048	15.6%	7,734	18.9%
Total operating expenses	$13,453	23.2%	$12,134	29.7%

Operating Expenses.  Operating expenses, which include product development, marketing and sales, depreciation and amortization, and general and administrative costs, increased approximately $1.4 million to approximately $13.5 million during the nine months ended September 30, 2006 from approximately $12.1 million during the nine months ended September 30, 2005.  This increase was primarily attributable to the increase in product development of approximately $131,000 due to newly hired employees and patent fees related to RFID products, offset by the decrease in marketing and sales expense of approximately $162,000 due to reduction of sales employee costs as a result of the reorganization in the sales force at GPI-SAS. General and administrative expenses, including depreciation and amortization, increased approximately $1.4 million compared to the nine months ended September 30, 2005. This increase in general and administrative expenses for the nine months ended September 30,

2006 was primarily related to $420,000 in sales tax assessments, $317,000 due to increases in salary related to 2006, $230,000 due to non-capitalizable building and expansion related expenses in France, $163,000 related to professional fees, $144,000 related to increased audit fees, and $106,000 related to legal fees.

Other Income (Expense), (excluding Interest Expense).  During the nine months ended September 30, 2006, other income (expense), including gains (losses) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) decreased to approximately $209,000 in income from approximately $235,000 in income during the nine months ended September 30, 2005.  This decrease of approximately $26,000 was principally the result of a decrease of $252,000 related to foreign currency exchange losses in the 2006 period as compared to currency exchange gains of approximately $205,000 in the 2005 period. The decrease in foreign currency transactions was mainly due to the valuation of the Euro compared to the U.S. Dollar. This decrease was offset by an increase in interest income of approximately $207,000 and the gain on sale of marketable securities of $50,000 in the first three quarters of 2006, primarily as a result of the sales of marketable securities held by GPI-SAS.

Interest Expense.  For the nine months ended September 30, 2006, interest expense decreased to approximately $124,000 from approximately $155,000 for the nine months ended September 30, 2005. This decrease of approximately $31,000 was primarily caused by a decrease in the average outstanding debt amounts for the periods, due to normal payments of principal.

Income Taxes. Our effective tax rate for the nine months ended September 30, 2006 and nine months ended September 30, 2005 was 38% and 50%, respectively. The effective tax rate in 2005 was higher primarily due to a change in the application of APB23 which resulted from the Company’s plan to repatriate dividends between France and the United States on a non-cash basis. These future non-cash dividends will likely decrease the Company’s net operating loss carryforwards and generate foreign tax credits, which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively. The Company has provided a partial valuation allowance against the foreign tax credits generated in conjunction with the non-cash dividends based upon management’s evaluation of whether the realization of the deferred tax assets is more likely than not. Management has also determined that a valuation allowance is necessary as it pertains to certain state deferred tax assets.

Net Income.  For the nine months ended September 30, 2006, we recorded net income of approximately $5.0 million compared to $2.2 million for the same period in 2005. This increase in net income of approximately $2.8 million occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview.  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses and our one-time cash dividend of $0.125 per share on a short-term basis.  As of September 30, 2006, we had approximately $4.5 million in cash and cash equivalents and $6.4 million in marketable securities. Of that amount, we had approximately $1.0 million in cash and cash equivalents and $6.4 million in marketable securities in France through GPI-SAS at September 30, 2006. Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary into the United States. For the longer term, in addition to the foregoing cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

At September 30, 2006, our backlog of production orders, which are expected to be filled in 2006, amounted to approximately $4.2 million for GPI-USA and $7.4 million for GPI-SAS.  At September 30, 2005, our backlog was approximately $3.9 million for the GPI-USA and $8.0 million for GPI-SAS.

Working Capital and Cash Flow.  Working capital totaled approximately $14.6 million at September 30, 2006 and $9.6 million at December 31, 2005.  We show an increase in current assets of approximately $360,000 and a decrease in current liabilities of approximately $4.7 million. Overall cash, cash equivalents and current marketable securities decreased approximately $2.8 million from December 31, 2005.

The increase in current assets was due primarily to an increase in net accounts receivable of approximately $2.9 million, offset by the slight decrease in cash and cash equivalents of $100,000, and the decrease in marketable securities of $2.7 million.

The decrease in current liabilities was due primarily to a decrease in customer deposits of approximately $6.0 million partially offset by an increase in accrued expenses of approximately $1.2 million. The decrease in customer deposits was primarily due to the decrease in our backlog from the second quarter of 2006.

Net Cash Flow.  Net cash flow used in operating activities was approximately $2.7 million during the nine months ended September 30, 2006, as compared to net cash flow provided by operating activities of approximately $1.0 million during the same period in 2005. In the 2006 period, the primary operational uses of cash were related to the decrease in customer deposits and in accounts receivable.  The primary operational sources of cash in the 2006 period, was related to net income.  In the 2005 period, the primary operational sources of cash were related to net income and increased customer deposits.  The primary operational use of cash in the 2005 period was related to an increase in accounts receivable.

Our investing activities resulted in net cash provided by an amount of approximately $466,000 for the first nine months of 2006 compared to approximately $2.7 million in net cash used in investing activities for the same period in 2005.  In the first nine months of 2006, we recorded net proceeds of $4.6 million from the net sales of marketable securities as compared to net sales of marketable securities in 2005 of $883,000, and a purchase of two patents for approximately $235,000.

The net cash flow provided by financing activities for the nine months ended September 30, 2006 related to the proceeds from long-term obligations of approximately $1.2 million, primarily due to the new loan in our France facility and the proceeds from the exercise of options and the tax benefit related to these options of approximately $1.2 million in the 2006 compared to $792,000 in the 2005 period.  In the first nine months of 2006, our employees and directors exercised 96,634 options and 8,375 warrants at weighted average exercise price of $7.76 and $0.01 per share, respectively.  Overall, our cash balance decreased from December 31, 2005 to September 30, 2006 by approximately $1.4 million.

Secured Debt.  In February 2001, GPI-SAS borrowed approximately $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly in the original approximate amount of $140,000 until February 2008, varying with the fluctuation in the value of the Euro.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI-SAS loan agreement, GPI-SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI-SAS. Specifically, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2005 and September 30, 2006, GPI-SAS’s ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholder equity were in compliance with the financial covenants. GPI-SAS’s actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.18 and 0.14, respectively, as of September 30, 2006.

In March 2002, GPI-USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $870,000 will be due and payable. There is no prepayment penalty.

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

•      Monthly Payment.  4,720 Euros; no balloon payment.

In June 2006, GPI-SAS entered into a 1,500,000 Euro (approximately U.S. $1,920,000) loan agreement with Lyonnaise de Banque, a French bank. The loan has a five-year term at a fixed rate of 3.40% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI-SAS’s marketable securities at the bank in which GPI-SAS must maintain a minimum balance of at least 500,000 Euros. There are no prepayment penalties or acceleration payment provisions in the loan agreement. The proceeds of the loan (of which 63% has been drawn down) are being used primarily to purchase (or to replace available cash previously used to purchase) part of the production equipment that will total approximately 2,000,000 Euros (approximately U.S. $2,560,000). The production equipment is being used to increase the production capacity at GPIC’s facility in France due to increased demand. GPIC has acquired a portion, and is in the process of acquiring the balance, of the production equipment from several different manufacturers.

Seasonality.  We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday. Due to the high sales volume and related dead lines in the third quarter of 2006, part of the production employees postponed their holiday.

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

San Luis, Rio Colorado, Mexico Facilities.  We currently lease a 66,500 square foot facility pursuant to a one-year lease.  In April 2004, we extended the lease for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis.  We also own an approximately 66,000 square foot facility used for the manufacture of playing cards, tables, and layouts that is adjacent to the leased building.

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

In July 2006, we completed the purchase of a two story building of approximately 10,700 square feet in Beaune, France, located near our existing facility. We purchased the building for 650,000 Euros (approximately U.S. $827,800) plus certain statutory costs. The building serves as the administrative and sales headquarters and non-gaming chip production facility for our operations outside of the United States. The new space allowed us to increase our gaming chip production capacity in France without any significant interference with our ongoing business operations. The additional space created at our own existing facility is currently finished and functional. We used available cash to pay for the building.

Capital Expenditures.  We currently plan to purchase approximately $1.0 million in capital equipment and improvements in the remainder of 2006.

Cash Dividend.  On November 8, 2006, our board of directors declared a one-time cash dividend of $0.125 per share payable on December 15, 2006 to shareholders of record at the close of business on November 27, 2006. The cash dividend will be funded from the Company’s normal operations. The Company also paid a cash dividend on December 15, 2005. For the foreseeable future, our board of directors intends to consider one-time cash dividends on a periodic basis, however, no assurance can be given that the Company will declare or pay any future dividends.

Contractual Obligations and Commercial Commitments

There was no material changes in the contractual cash obligations and commercial commitments during the nine months ended September 30, 2006, except for the GPI-SAS loan entered on June 29, 2006, of which only 63% has been drawn and as described in detail under “Secured Debt”, in the section above.

Recently Issued and Adopted Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pensions and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year-end December 31, 2006. The Company is currently assessing the impact of the adoption of SFAS 158 on its financial statements. For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 9 of the Consolidated Financial Statements in our Form 10-K.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

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

The assets and liabilities of GPI-SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI-SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S. dollar has weakened against the Euro from $0.84440 at

December 31, 2005, to $0.82820 at March 31, 2006, to $0.79690 at June 30, 2006 and to $0.78830 at September 30, 2006. For the nine months ended September 30, 2006, we were not a party to any forward contracts, options or other derivative contracts.

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

Interest Rate Risk.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  As of September 30, 2006, we had total interest bearing debt and capital lease obligations of approximately $3.2 million.  Of this amount, approximately $2.2 million has a fixed rate of interest and we believe that these loan agreements have fair values, which approximate reported amounts.

The remaining approximately $950,000 of interest bearing obligations have variable interest rates which are tied to a (i) U.S. based prime borrowing rate of interest, and (ii) LIBOR, or a London Interbank Offered Rate, for six-month dollar deposits, plus 362.5 basis points. To the extent there are significant changes to the U.S. based prime lending rate, which is approximately 8.25% as of September 30, 2006, and to the extent there are significant increases to LIBOR, that would exceed a ceiling of 8% we would have increased interest expense on approximately $950,000 of debt over the succeeding ten years.   If interest rates were to turn unfavorably by 1.0%, the resulting increase in interest expense incurred would be approximately $9,500 over the next twelve-month period.

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

Company management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are not effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion, due to the following matter.

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

There were no changes in internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Our involvement in lawsuits, both now and in the future, could negatively impact our business. We are currently a defendant in several lawsuits, and we may be involved in other legal proceedings in the future.  In August 2006, we received a 60-day notice from a private environmental group stating that it intended to bring suit against us in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”).  We had previously learned that a number of operators of card rooms throughout California had received similar 60-day notice letters from this same group alleging that the card room operators have failed to meet warning requirements contained in the Act.  We have sold gaming chips to some of these card room operators.  See Note 6 “Commitments and Contingencies” for a more detailed discussion.  Although we intend to vigorously defend the claims against us, if any of the claims in these lawsuits or any future lawsuits are resolved unfavorably to us, we may be required to pay substantial monetary damages or pursue alternative business strategies.  This could have a material adverse effect on our business.  In addition, our defense of these actions may result in substantial costs to us as well as require the significant dedication of management resources.  If we choose to settle any of these lawsuits, the settlement costs could have a material adverse effect on our cash resources, results of operations, financial condition and brand reputation.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2006, we did not issue any shares of our common stock as a result of exercises of antidilution warrants; however, antidilution warrants to purchase 39,500 shares became exercisable.  The antidilution warrants were granted by us on September 12, 2002 to the former stockholders of GPI-SAS in connection with the combination transaction between us and GPI-SAS.  The former GPI-SAS stockholders were granted antidilution warrants to purchase an aggregate of 459,610 shares of our common stock, which was equal to the amount of options, warrants, convertible securities and other similar rights to purchase our common stock that were outstanding immediately prior to the combination transaction.  The purpose of the warrants was to provide antidilution protection to the former GPI-SAS stockholders in the event that any of such underlying options, warrants, convertible securities or other similar rights were exercised after the closing date of the combination transaction.  The exercise price of the antidilution warrants is $0.01 per share.  The antidilution warrants were approved by our stockholders on September 12, 2002, and expire 30 days following the date on which we notify the warrant holders that the last of the underlying options, warrants, convertible securities or other similar rights have been exercised, canceled or terminated.  Of the 459,610 antidilution warrants, there were 83,125 warrants remaining at September 30, 2006, all of which are currently exercisable at $0.01 per share. In October 2006, the warrant holders exercised the antidilution warrants as to all 83,125 shares in consideration of $831.25.

The antidilution warrants only become exercisable to the extent that the underlying options, warrants, convertible securities or other similar rights are exercised or converted.  From June 30, 2006 to September 30, 2006, stock options to purchase an aggregate of 34,500 shares were exercised pursuant to our Directors’ Plan at an exercise price from $1.69 to $13.875 per share and 5,000 were exercised pursuant to our Incentive Plan at an exercise price of $10.75 per share, thereby triggering the exercisability of a corresponding number of the antidilution warrants. The issuance of the shares underlying the stock options were registered pursuant to registration statements on Form S-8 filed with the Securities and Exchange Commission.  None of the antidilution warrants or underlying shares have been registered, and were issued and sold in reliance upon specific exemptions from registration, including Section 4(2) and Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.  The warrant holders have the right to require us to register under the federal and state securities laws of any GPIC shares that they obtain from us, Eric Endy or the Endy Trust, including the antidilution shares.  The exercise of the antidilution warrants and acquisition of the underlying shares were exempt under Rule 16b-3 and Rule 16b-6(b).

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 13, 2006 reporting the Company’s financial results for the three and nine months ended September 30, 2006.  The information set forth under this Item 4 is intended to be furnished under this Item 4 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 5.          EXHIBITS

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

99.1       Press release dated November 13, 2006 reporting financial results for the three and nine months ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 10, 2006	By:	/s/ Gérard Charlier
Gérard Charlier,
President, Chief Executive Officer and interim
Chief Financial Officer