Form 10-Q/A
period 2006-09-30
Gaming Partners International CORP
filed 2007-05-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated” filer in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer ☐ Accelerated Filer☐  Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,086,901 shares of Common Stock, $0.01 par value, outstanding as of November 10, 2006.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was filed with the Securities and Exchange Commission on November 10, 2006 (the “Original 10-Q”), is being to filed to correct a clerical error that affected the amounts for the three months ended September 30, 2006 but had no impact on the nine months ended September 30, 2006. For the three months ended September 30, 2006, we understated Cost of Revenues by $100,000 and overstated Gross Profit and Net Income by the same amount.  We have made the appropriate changes for this error throughout this filing.   In the process of preparing this amendment, we noted that incorrect information was included in Note 10 Business Segments in the table “Goodwill and intangibles, net” (page 17).  We changed the total number for December 31, 2005 from $2,898 (in thousands) to $2,915 (in thousands).  We also noted that an additional clerical error was included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the discussion of Liquidity and Capital Resources; subsection Net Cash Flow (page 24) which incorrectly stated that our cash balance had decreased from December 31, 2005 through September 30, 2006 by $1.4 million.  This has been corrected to read that cash decreased by $99,000.  We noted that the actual cash balances in the Original 10-Q did not change.

This Form 10-Q/A amends and restates in its entirety Part I, Items 1 and 2.  Items included in the Original 10-Q and not included herein are not amended and remain in effect as of the date of the filing of the Original 10-Q with the Securities and Exchange Commission.  This Form 10-Q/A does not amend the information in such report in any way other than to give effect to the corrections described above.  This Form 10-Q/A does not update the Original 10-Q to reflect any developments subsequent to the filing date of the Original 10-Q.  In addition, please note that our earnings release attached as Exhibit 99.1 to the Original 10-Q reflected the same clerical error as contained in the unaudited condensed consolidated financial statements and notes in the Original 10-Q, and should no longer be relied upon to the extent that it relates to such unaudited condensed consolidated financial statements and notes.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(unaudited)

(dollars in thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	Restated
Revenues	$20,135	$13,415	$57,868	$40,893
Cost of revenues	14,166	8,551	36,433	24,402
Gross profit	5,969	4,864	21,435	16,491

Product development	199	107	372	241
Marketing and sales	993	1,172	3,066	3,228
Depreciation and amortization	254	326	967	931
General and administrative	2,900	2,804	9,048	7,734
Total operating expenses	4,346	4,409	13,453	12,134
Income from operations	1,623	455	7,982	4,357
Other income, net	84	28	209	235
Interest expense	(47)	(48)	(124)	(155)
Income before income taxes	1,660	435	8,067	4,437
Income tax expense	(741)	(189)	(3,053)	(2,207)
Net income	$919	$246	$5,014	$2,230

Net income per share:
Basic	$0.12	$0.03	$0.63	$0.29
Diluted	$0.11	$0.03	$0.62	$0.27
Weighted average shares outstanding:
Basic	7,984	7,847	7,943	7,813
Diluted	8,221	8,155	8,070	8,113

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006

(unaudited)

(dollars in thousands, except share amounts)

		Common Stock		Additional			Accumulated Other
	Comprehensive Income	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total

Balance, January 1, 2005		7,729,400	$77	$14,901	$(196)	$5,225	$1,613	$21,620
Net income	$2,230	—	—	—	—	2,230	—	2,230
Unrealized loss on securities	36	—	—	—	—	—	36	36
Common stock options and warrants exercised	—	141,000	2	504	—	—	—	506
Tax benefit from stock options exercised	—	—	—	288	—	—	—	288
Foreign currency translation adjustment	(1,053)	—	—	—	—	—	(1,053)	(1,053)
Total comprehensive income	$1,213	—	—	—	—	—	—	—
Balance, September 30, 2005		7,870,400	79	15,693	(196)	7,455	596	23,627

Balance, January 1, 2006		7,898,766	79	16,904	(196)	8,766	446	25,999
Net income	5,014	—	—	—	—	5,014	—	5,014
Unrealized gain on securities	9	—	—	—	—	—	9	9
Common stock options and warrants exercised	—	105,011	1	748	—	—	—	749
Stock compensation expense	—	—	—	67	—	—	—	67
Tax benefit from stock options exercised	—	—	—	467	—	—	—	467
Foreign currency translation adjustment	584	—	—	—	—	—	584	584
Total comprehensive income	$5,607
Balance, September 30, 2006		8,003,777	$80	$18,186	$(196)	$13,780	$1,039	$32,889

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

Restatement

There was a clerical error that affected the amounts for the three months ended September 30, 2006 but had no impact on the nine months ended September 30, 2006. For the three months ended September 30, 2006, we understated Cost of Revenues by $100,000 and overstated Gross Profit and Net Income by the same amount.  We have made the appropriate changes for this error throughout this filing.

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

Comprehensive Income Information

Comprehensive income consists of the following (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$919	$246	$5,014	$2,230
Unrealized gain on securities, net of tax	8	16	9	36
Foreign currency translation adjustment	(24)	(308)	584	(1,053)
Total Comprehensive Income	$903	$(46)	$5,607	$1,213

NOTE  2.       MARKETABLE SECURITIES

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

The following table compares net income including SFAS 123(R) share-based compensation of $510 and $41,359, respectively, net of tax, reported in the current quarter and year to date compared to the prior period’s pro forma SFAS 123(R) fair value compensation of $35,000 and $108,000, respectively, net of tax (dollars in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Reported net income	$919	$246	$5,014	$2,230
Additional pro forma stock-based compensation, net of tax	—	(35)	—	(108)
Comparative net income	$919	$211	$5,014	$2,122
Basic EPS as reported	0.12	0.03	0.63	0.29
Basic EPS (prior year pro forma)	—	0.03	—	0.27
Diluted EPS as reported	0.11	0.03	0.62	0.27
Diluted EPS (prior year pro forma)	—	0.03	—	0.26

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

The following table provides a reconciliation of basic and diluted income per share as required by SFAS No. 128, “Earnings Per Share” (dollars in thousands, except per share amounts):

	Basic	Dilutive Stock Options	Diluted

For the three month period ended September 30, 2006
Net income	$919		$919
Weighted average shares (in thousands)	7,984	237	8,221
Per share amount	$0.12		$0.11

For the three month period ended September 30, 2005
Net income	$246		$246
Weighted average shares (in thousands)	7,847	308	8,155
Per share amount	$0.03		$0.03

For the nine month period ended September 30, 2006
Net income	$5,014		$5,014
Weighted average shares (in thousands)	7,943	127	8,070
Per share amount	$0.63		$0.62

For the nine month period ended September 30, 2005
Net income	$2,230		$2,230
Weighted average shares (in thousands)	7,813	300	8,113
Per share amount	$0.29		$0.27

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

	SEPTEMBER 30,		DECEMBER 31,
	2006		2005
Property and equipment, net:
United States	$6,316	45.5%	$6,311	56.3%
Europe	6,189	44.5%	3,547	31.6%
Mexico	1,395	10.0%	1,354	12.1%
Total	$13,900	100.0%	$11,212	100.0%

	SEPTEMBER 30,		DECEMBER 31,
	2006		2005
Goodwill and intangibles, net:
United States	$1,511	53.8%	$1,729	59.3%
Europe	1,296	46.2%	1,186	40.7%
Total	$2,807	100.0%	$2,915	100.0%

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2006 and 2005

	THREE MONTHS ENDED SEPTEMBER 30, (unaudited)
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	70.4%	63.7%
Gross profit	29.6%	36.3%

Product development	1.0%	0.8%
Marketing and sales	4.9%	8.7%
Depreciation and amortization	1.3%	2.5%
General and administrative	14.3%	20.9%
Total operating expenses	21.5%	32.9%
Income from operations	8.1%	3.4%
Other income, net	0.4%	0.2%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	8.3%	3.2%
Income tax expense	(3.7)%	(1.4)%
Net income	4.6%	1.8%

The following table details the Company’s revenues by product line:

	THREE MONTHS ENDED SEPTEMBER 30, (dollars in thousands) (unaudited)
	2006	2005
Revenues:
Casino chips	$15,034	$8,978
Table layouts	1,226	1,311
Playing cards	1,026	893
Gaming furniture	833	472
Dice	666	659
Table accessories and other products	1,350	1,102
Total	$20,135	$13,415

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

Cost of Revenues.  The increase in cost of revenues of approximately $5.6 million occurred principally related to higher volume in sales of GPI-SAS. As a percentage, the cost of revenues increased to 70.4% from 63.7%, due primarily to higher cost relating to the initial production of our high frequency RFID chips.

Gross Profit.  Gross profit for the three months ended September 30, 2006 increased in absolute dollars by approximately $1.1 million compared to the same three-month period in 2005.  This occurred as a result of the aforementioned increase in revenues of approximately $6.7 million, substantially offset by an increase in cost of revenues of approximately $5.6 million. As a percentage of sales our gross margin decreased to 29.6% in the 2006 period from 36.3% in the 2005 period.

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

Income Taxes.  Our effective income tax rate for the three months ended September 30, 2006 and three months ended September 30, 2005 was 45% and 43%, respectively. The increase in effective tax rate for the three months ended September 30, 2006 was primarily due to adjustments to reconcile estimated tax expense for fiscal year ended December 31, 2005 to the tax returns filed for the same period. The Company’s effective tax rate for the quarter ended September 30, 2006 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI-SAS in 2006 and recognition of excess book basis in shares of GPI-SAS as the Company intends to distribute future non-cash dividends from GPI-SAS. These future non-cash dividends will likely decrease the Company’s net operating loss carryforwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income.  For the three months ended September 30, 2006, we recorded net income of approximately $919,000 compared to net income of $246,000 for the same period in 2005.  The increase in the net income of approximately $673,000 occurred principally as a result of the aforementioned factors, such as the slight decrease in the general and administrative expense and the increase in income tax expense.

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

Cost of Revenues.  Cost of revenues in absolute dollars increased by approximately $12.0 million principally due to the increased sales. As a percentage, the cost of revenues increased to 63.0% from 59.6%. The increase in percentage for cost of revenues was due primarily to the initial start-up costs and the higher costs relating to the initial production of our high frequency RFID chips.

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

At September 30, 2006 our backlog of production orders, which are expected to be filled in 2006, amounted to approximately $4.2 million for GPI-USA and $7.4 million for GPI-SAS, 2006.  At September 30, 2005, our backlog was approximately $3.9 million for the GPI-USA and $8.0 million for GPI-SAS.

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

The net cash flow provided by financing activities for the nine months ended September 30, 2006 related to the proceeds from long-term obligations of approximately $1.2 million, primarily due to the new loan in our France facility and the proceeds from the exercise of options and the tax benefit related to these options of approximately $1.2 million in the 2006 compared to $792,000 in the 2005 period.  In the first nine months of 2006, our employees and directors exercised 96,634 options and 8,375 warrants at weighted average exercise price of $7.76 and $0.01 per share, respectively.  Overall, our cash balance decreased from December 31, 2005 to September 30, 2006 by approximately $99,000.

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

In July 2006, we completed the purchase of a two story building of approximately 10,700 square foot in Beaune, France, located near our existing facility. We purchased the building for 650,000 Euros (approximately U.S. $827,800) plus certain statutory costs. The building serves as the administrative and sales headquarters and non-gaming chip production facility for our operations outside of the United States. The new space allowed us to increase our gaming chip production capacity in France without any significant interference with our ongoing business operations. The additional space created at our own existing facility is currently finished and functional. We used available cash to pay for the building.

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

Recently Issued and Adopted Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pensions and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year-end December 31, 2006. The Company is currently assessing the impact of the adoption of SFAS 158 on its financial statements. For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 9 of the Consolidated Financial Statements  in our Form 10-K.

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

PART II.  OTHER INFORMATION

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 15, 2007	By:	/s/ Gérard Charlier
Gérard Charlier, President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ David W. Grimes
David W. Grimes, Chief Financial Officer