Form 10-K
period 2006-12-31
Gaming Partners International CORP
filed 2007-05-15
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing price as reported on the NASDAQ National Market of $24.40 per share:  $71,015,736.

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2007 was 8,103,401 shares of Common Stock.

Documents Incorporated by Reference:

None

PART I

Item 1.                        Business.

The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, “Risk Factors.”

Company Overview

Effective September 1, 2004, Paul-Son Gaming Corporation, a Nevada corporation, completed its name change to Gaming Partners International Corporation (“GPIC”). GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004. The Company’s established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K®, remain unchanged. GPIC’s subsidiary, Paul-Son Gaming Supplies, Inc., changed its name to Gaming Partners International USA, Inc. (“GPI USA”). GPIC’s subsidiary, Etablissements Bourgogne et Grasset S.A., changed its name to Gaming Partners International SAS (“GPI SAS”). GPI USA’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name, effective as of January 22, 2005, to GPI Mexicana S.A. de C.V. (“GPI Mexicana”).

On September 12, 2002, the businesses of GPIC, GPI SAS and GPI SAS’ then wholly-owned subsidiary, The Bud Jones Company, Inc. (“Bud Jones”) were combined, with GPI SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI SAS was the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI USA, which was a wholly-owned subsidiary of GPIC, and GPI USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1.)

GPI USA, formerly Paul-Son Gaming Supplies, Inc., was founded in 1963 by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The former Bud Jones Company was founded in 1965 by Bud Jones and this entity eventually merged into GPI USA. GPI SAS, formerly Bourgogne et Grasset, was formed by Mr. Bourgogne and Mr. Grasset in 1923 and became operational in 1925 in Beaune, France.

We believe we are one of the leading manufacturers and suppliers of casino table game equipment in the world. Our business activities include the manufacture and/or supply of gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

We are headquartered in Las Vegas, Nevada with manufacturing facilities located in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. Our sales offices are in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi for the United States, and Beaune, France for the remainder of the world. Through our GPI USA subsidiary, we sell our casino products manufactured in North America to licensed casinos primarily throughout the United States and Canada. Through our GPI SAS subsidiary, we sell our European-manufactured casino products and some North American products to licensed casinos internationally primarily in countries other than the United States. Our revenues are derived primarily from the sale of casino table game products to casinos throughout the world. Most of our products are sold directly to end-users. In some regions of the world, however, we sell through distributors. We also sell our non-casino poker chips to a wholesaler in the United States.

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

A casino will generally order all of its gaming chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design and security features, with a price range generally between $0.75 and $2.50 per chip in the United States. A typical Paulson® brand clay chip with a microchip will sell for approximately $1.90 or $2.50 per chip depending on the RFID frequency. Given this relatively low price and a gaming chip’s expected lifespan of several years, we believe that competition is generally based upon factors other than price. In 2006, we sold and manufactured approximately 25 million gaming chips, including casino gaming chips, plaques and jetons.

Gaming chips can be divided into three basic families: (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Jetons, plaques and all casino chips can also be manufactured with an embedded RFID microchip. Casino chips accounted for approximately 72% of total sales in 2006.

European-style Jetons and Plaques

Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by GPI SAS at our facility in France. Jetons are circular with standard diameters in 13 different sizes, ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm x 30 mm to 151 mm x 105 mm. Jetons and plaques are used mainly for traditional European games and also extensively in Asian countries. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV pigment, number serialization, laser pigment or “Laser Lock™”, gold lace material and RFID technology. GPI SAS created its original product line in 1925 and has held a leading position in this market since that time. Our production capacity in France for European-style jetons and plaques is approximately 5 to 8 million units on a three shift basis.

American-style Casino Chips

Casino chips are used worldwide for games originating in the United States. Originally, casino chips in the United States were made of clay and called “clay chips.” Clay was replaced many years ago by plastic materials. There are currently three main technologies used to produce these types of chips: injection molding, sublimation and compression molding. We produce casino chips using all three of these methods. GPI USA manufactures our American-style casino chips under our brand names, Paulson® and Bud Jones®, at our facilities in San Luis Rio Colorado, Mexico and in Las Vegas, Nevada. GPI SAS also manufactures American-style casino chips in Beaune, France.

•       Injection Molded Chips.   Plastic injection molded chips were created in the late 1960’s under the Bud Jones brand, manufactured in the United States. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand, which is manufactured in France, has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. A particular line of injection molded gaming chips specifically designed and sold for optical reading identification are also manufactured by GPI SAS. GPI USA’s and GPI SAS’ lines of injection-molded chips allow a very good coverage of most casinos’ requirements, which vary greatly around the world. Annual production capacity for injection molded chips in the United States and France is approximately 15 million, considering the use of 2-3 shifts.

•       Sublimation Chips.   Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper onto the plastic disc. The printed colors sublimate and go from the paper into the plastic material. In 1996, GPI SAS created a new way of manufacturing this type of casino chip by using a printing technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the chip. GPI SAS holds several patents and patent applications for this technology, and refers to this casino chip as “Full Face.” Security features for sublimation chips include UV pigments and laser pigments. Annual production capacity at GPI SAS is approximately two million chips, considering utilizing three shifts.

•       Compression Molded Chips.   Compression molded casino chips are manufactured from a proprietary formulation of more than 10 raw materials using a compression molding process. Printed decals or “inlays” are incorporated in the chips during the compression steps. Customized designs, security and identifying features are incorporated into the chips. GPI USA holds a leading market share in compression molded chips, which are similar to the original clay chips of the past. They have a unique feel and easy handling and are often referred to as “clay chips.” Compression molded chips are manufactured under the Paulson® brand at its GPI Mexicana facilities in San Luis Rio Colorado, Mexico. Various security features are used to make the chips more counterfeit resistant, including UV pigments, Laser Lock™, alpha-dot, customized rim and RFID technology. Our annual production capacity at our Mexico facilities is approximately 20 million compression molded chips (based on a single shift and increased labor availability). We believe that given our current anticipated production level of compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand. In 2006, GPI Mexicana produced approximately 11 million compression molded chips.

Commemorative Gaming Chips

Since 1994, GPIC has marketed gaming chips that commemorate certain types of special events such as title boxing matches, significant anniversaries and premier entertainment events. Casino patrons often retain commemorative chips as souvenirs. Casinos benefit to the extent that gaming chips purchased are not redeemed, thereby resulting in added cash flow to the casino.

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

The most sophisticated anti-counterfeiting devices are the microchips or RFID, which can be embedded in gaming chips without modifying the appearance or handling characteristics of the chips. These are not only high quality gaming chips, but they are also reliable carriers of the data needed by the casinos to efficiently and securely manage their table game operations.

A sophisticated RFID microchip transponder is embedded in each gaming chip. Read/write devices communicate quickly and accurately with a large number of these RFID embedded gaming chips without human contact. The authenticity and denomination of each gaming chip is established, and then the data is transferred to the casino information systems.

The RFID embedded gaming chips can be read with 100% accuracy, either one at a time or in large quantities, with the same efficiency whether in stacks, boxes, trays, cabinets or on the tables. This increases the security of the chip production, transportation and utilization.

Traditional jetons, plaques and casino chips could not easily and precisely be accounted for by the casinos and the games that call for them, thus the tables could not be managed by casinos as efficiently as slot machines. Casinos have a need for more streamlined and automated accounting transactions between the pit and cage operations, thus the RFID solution.

RFID Technology

Bourgogne & Grasset (now GPI SAS) started making RFID chips before 1994. Some 10 years ago GPIC and Mikohn Gaming Corporation, now Progressive Gaming International Corporation, started working together and selected Philips 125 KHz or low frequency RFID technology as it was particularly well adapted to the gaming chip security and chip tracking applications. PGIC developed players tracking applications with this technology. GPIC acquired the rights to the reader technology from Philips in 2001 and very significantly developed the reading capabilities of this reader. Ten years ago GPIC readers could read only stacks of 10 chips, now several hundred chips in stacks of 20 can be read in a matter of a few seconds and new improvements keep coming. The 125 KHz Philips RFID microchip used by GPIC is now in its third generation and a fourth generation is planned.

Over the years RFID chips’ capabilities went up and costs came down. The first B&G gaming chips with RFID technology that GPIC sold in 1996, were priced above $6.00, more than $4.50 above the regular price of standard gaming chips. Today GPIC charges substantially less for an embedded 125 KHz RFID microchip transponder in a Paulson® gaming chip, programming and royalty included. In parallel, the prices of the readers went down while their capabilities increased.

GPIC offers a full line of standard or customized RFID readers such as cashier’s desk, table to authenticator, chip tray reader, chip bank reader and vault reader.

Over the last few years, GPIC has sold several million RFID chips and hundreds of readers mainly for chip tracking and chip security to casinos all over the world, including the United States. GPIC holds several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque and an exclusive license on two patents owned by IGT to make and sell in the United States RFID chips and readers for chip tracking. Our patents and exclusive license apply to all RFID frequencies.

In 2003, PGIC started developing new player systems and other readers based on the higher frequency 13.56 MHz RFID microchips and readers developed by an Australian company called Magellan Technology Pty. Ltd (“Magellan”). PGIC has an exclusive agreement with Magellan for all gaming applications of these 13.56 MHz RFID microchips and readers. As casinos have expressed an interest in PGIC’s project, we developed efficient ways to embed this 13.56 MHz RFID tag in all of our well known and widely accepted B&G and Paulson® gaming chips including B&G jetons and plaques. In January 2006, PGIC and GPIC signed an agreement by which we have the right to buy the 13.56 MHz RFID tags to make casino chips, exclusive for the United States market and non-exclusive for the rest of the world. Casinos now have the choice between the two RFID technologies: 125 KHz from Phillips and 13.56 MHz from Magellan. Other RFID technologies are being researched.

The RFID gaming chips and readers significantly increase the casino protection against counterfeit gaming chips. In addition, the RFID gaming chips and readers, with appropriate software programs, open the door to significant increases in efficiency and cost savings. Chips can be tracked and accounted for automatically and reliably everywhere in the casino. With appropriate systems developed and sold by other companies, players can also be tracked for more objective comping. As a result of RFID embedded gaming chips, readers and computer systems, the necessary tools are now available for the casinos to track their gaming chips and players and to manage their tables as efficiently as their slots.

Dice

We manufacture our dice at our GPI Mexicana facilities, from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. All dice are sold directly by GPI USA in North America and the Caribbean Islands. GPI SAS distributes dice to the other parts of the world. We offer a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. We offer two different finishes and up to two monograms on the dice. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a hidden security “key,” a special reverse spot, the addition of a security “glow” spot, the use of Laser Lock™, the serialization of the dice, or all, or a combination of, the above.

All of our brands of dice are manufactured with a high degree of accuracy in conformity with the strictest standards of gaming regulations. Generally, a stick of dice (two and one-half pair) does not remain in play for more than eight hours on a given table, in a busy casino.

The typical sales price of casino dice currently ranges between approximately $2.50 and $3.50 per pair. We currently have the capacity to produce approximately one million pairs of dice per year (based upon one production shift) in Mexico. In 2006, we produced approximately 780,000 pairs of dice. We believe our capacity for dice production is sufficient to accommodate an increase in production requirements.

Table Layouts

Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. GPI USA has developed a comprehensive range of different quality layouts and various printing processes. GPI USA manufactures Paulson® felt and synthetic layouts made of Paul-Son FX® material for which GPI USA holds an exclusivity of supply in the United States, as well as full graphic layouts. We have a creative art department that can design any specific layout to meet the casino needs.

We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which we believe result in the widest variety of customized colors. Since 2000, when we acquired certain patent rights covering methodology and processes relating to the screening of inks on synthetic cloth for casino tabletop layouts, we have also offered synthetic layouts in a wide variety of colors and customer preferences. The patent rights which expire in 20 years enable us to provide a full line of table game supplies and equipment.

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

We primarily manufacture our layouts at our Mexico facilities and occasionally, in Las Vegas; we also may sell a small quantity of full graphic sublimation layouts using an outside vendor. Our layout production capacity is approximately 20,000 felt layouts and approximately 25,000 synthetic layouts per year. In fiscal 2006, we produced approximately 38,000 layouts, of which approximately 12,000 were felt and 26,000 were synthetic. We believe the capacity of our layout production facilities in Mexico will allow us to increase layout production as needed.

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

We produce all of our playing cards at our GPI Mexicana facilities. We purchased additional equipment in fiscal 2004 to increase our production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better service to selected customers. In 2006, the Company produced approximately 4.7 million decks of playing cards.

Traditionally, the California card room market prefers plastic playing cards while the traditional hotel-casino markets generally prefer paper cards. Our capacity, assuming a single shift, is approximately 8 million decks per year.

Wheels

GPI SAS manufactures American and French roulette wheels in Beaune, France and sells them primarily in Europe and in certain United States and Canadian-based jurisdictions where GPI SAS is licensed (such as New Jersey, Louisiana, Iowa, Washington State and Mississippi). Production in France consists of designing and assembling the different parts produced by very specialized sub-contractors. In 2006, GPI SAS produced and sold approximately 70 roulette wheels and in 2005 approximately 100 roulette wheels mostly in Europe and in the United States. Our annual capacity is approximately 300 wheels.

Until the Combination, the two former United States companies, Paul-Son and Bud Jones, manufactured roulette wheels and “Big Six” wheels in their plants in Las Vegas. In October 2000 and September 2002, respectively, the former Paul-Son and the former Bud Jones administratively and voluntarily surrendered their Nevada gaming manufacturer and distributor licenses due to excessive license costs, and were no longer permitted to assemble or manufacture wheels in Nevada or sell wheels from Nevada. On November 18, 2004, the Nevada Gaming Commission granted GPI SAS and GPI USA approval, by way of transactional waivers, to manufacture and distribute roulette wheels to Nevada casinos. Effective August 30, 2006, the transactional waivers were expanded to permit GPI USA to sell GPI SAS roulette wheels outside the State of Nevada. GPI USA sold 6 roulette wheels in 2006.

Gaming Furniture

We sell a variety of casino gaming furniture. Tables range in price approximately between $1,500 and $3,000 for a blackjack table to approximately $3,000 to $5,000 for a roulette table (excluding the roulette wheel) and up to approximately $5,000 to $8,000 for a craps table. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell gaming chips and consumable products such as layouts, dice, cards, and other accessories to the table purchasers. Prior to 2000, we purchased our gaming tables from a third party. Subsequently we began manufacturing our own table game furniture components in our Mexico facility. Tables are assembled by us in Mexico and completed by adding the layout, drop boxes, trays and other table accessories in Las Vegas. Table game seating is produced by nonaffiliated manufacturers and distributed by us. We have seen a growth in our sales of gaming furniture due to the reopening of casinos in the south (Mississippi and Louisiana) and the remodeling of several high limit rooms. In 2006, GPI Mexicana produced approximately 2,500 tables; our current capacity is up to 3,500 tables. GPI SAS also manufactures a variety of casino gaming furniture, including tables (blackjack, roulette, etc.) in Beaune, France.

Table Accessories and Other Products

In order to offer our customers a full product line, we sell a number of ancillary casino table game products, which we typically do not manufacture. We have expanded our manufacturing of certain plastic products, including dealing shoes in our GPI Mexicana facility. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. In 2006, GPI Mexicana produced a large number of ancillary products that were sold in conjunction with our gaming furniture.

We also sell an air ventilation device specifically for gaming tables called the Air-Rail® System. This ventilation system creates a positive flow of air at the gaming table, which pushes smoke away from the dealer and assists nonsmokers in contending with secondhand smoke. Small air vent devices secured underneath the table draw smoke from the surface and recycle it, dispensing the air outward where the casino’s primary ventilation systems can distribute it. By filtering and dispersing the smoke-filled air, the

Air-Rail® System makes the casino’s primary air circulation systems perform more efficiently and improves the comfort of the nonsmoking casino dealers and patrons.

Sales, Advertising and Promotion

We generally distribute our products in North America and the Caribbean Islands through our four-person sales force, which operates out of regional offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi. We generally distribute our products in the international market through our four-person sales force, which operates out of our Beaune, France office.

We believe that the long-standing customer relationships, which have been developed over the years by our individual sales representatives, as well as our reputation for quality, reliability and security features, are key factors upon which we successfully compete in the market place. Experience, production, flexibility, service and a wide range of products are the keys to selling customized products and position us as the casinos partner for table operations. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local distributors. But, even in this case, we always maintain direct contact with the end customers.

We place advertising in trade publications and participate in major casino industry trade shows. We keep abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casino projects are identified, our representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of our products to such potential new customers.

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

Materials, Supplies and Backlog

We maintain good relationships with our suppliers and have, where possible, diversified our supplier base so as to avoid a disruption of supply. However, some key raw materials for our principal products have unique suppliers. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, felt and synthetic fabric, which are readily available from several suppliers. We believe that our practice of purchasing from diversified sources minimizes the risk of interrupting the supply of raw materials.

Our backlog of production orders amounted to approximately $3.9 million for our United States operations and $1.6 million for our France operations as of December 31, 2006. At December 31, 2005, our backlog was approximately $4.5 million for our United States operations and $21.2 million for our France operations, a result of large pending orders for new casino openings in 2006; such orders have now been filled. We believe that all of our backlog will be filled in 2007.

Competition

There are a number of companies that compete with us in the sale of each of our product lines:

Gaming Chips   The gaming chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations are Chipco International and The United States Playing Card Company in the United States, Abbiati Casino Equipment in Italy, Dolphin Products Pty Ltd. in Australia, and Matsui Gaming Machine Co., Ltd. in Japan. We believe key competitive factors for gaming chip sales are: well established product and process security, respect of players’ and dealers’ habits, attractiveness, durability, quality of service and price.

Table Layouts   Our primary competitors for casino table layouts are Midwest Game Supply Co. and Gemaco Playing Card Co. in the United States, and TCS/John Huxley in the United Kingdom. We believe the key competitive factors for table layout sales are cloth quality, durability, printing processes and price.

Playing Card   Our major competitors in the domestic playing card market are The United States Playing Card Company and Gemaco Playing Card Co. Our major competitors internationally are Angel Co., Ltd. in Japan, primarily servicing the Asian market, and Cartamundi in Belgium, primarily servicing the European market. We believe the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, quality control, brand name identification, process security and reputation.

Gaming Furniture   Our principal competitors for casino gaming furniture are TCS/John Huxley in the United Kingdom and Abbiati Casino Equipment in Italy and smaller regional wood shops in certain geographic areas. Competition is based on product ranges, quality service, industry know-how, and price.

Dice   Our principal competitor for domestic casino dice sales is Midwest Game Supply Co. and The United States Playing Card Company. There is no significant market internationally for casino dice. We believe the primary competitive factors for dice sales are quality of the product and services and pricing. In addition, casino shift managers typically prefer that casinos purchase dice from more than one supplier due to industry superstition that dice from one of its suppliers may run “cold” for the house from time to time.

Table Accessories and Other Products   Our principal competitors for distributing table accessories and other products, which include drop boxes, dealing shoes, chip trays and chip bank covers, foot rails are several local vendors. We believe that key competitive factors for these products are the ability to be a single source supplier, service, convenient locations, and product quality.

Intellectual Property

We own a portfolio of trademarks, copyrights, trade secrets and patents that provide us with a competitive advantage, fostering future profitability and growth. We own United States federal trademark registrations (®) for the following marks:

Air Rail	BG
Bourgogne et Grasset	Bud Jones
Chipsoft	Gaming Partners International
GPI	GPI Logo
Paulson	SafeChip by Bourgogne et Grasset
SmartChip	T-K

We own common law rights in these trademarks (™):

WheelCheck Plus

We Make the Money the World Plays With

Casino Currency Control

In addition we have international protection for many of our trademarks.

We own numerous United States and international patents. We also retain an exclusive license to manufacture and sell gaming chips with embedded RFID microchips and RFID readers for chip tracking and accounting in the United States until 2015. We believe that our trademarks, logos and patent rights are valuable to the operation of our Company and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our trademarks, logos or patent rights. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others. It may be difficult for us to prevent others from copying elements of our concepts, or our trade secrets, and any litigation to enforce our rights will likely involve significant costs.

Environmental Matters

We believe we are in compliance with international, federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment. The liability for environmental remediation or costs will be accrued by us when or if it is considered probable and the costs can be reasonably estimated.

On or about August 25, 2006, the Company received a 60-day notice from the Center for Environmental Health (“CEH”), a private environmental advocacy firm, stating that CEH intended to bring suit against the Company in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”). Previously a number of card room operators throughout California received similar 60-day notice letters from CEH alleging they failed to meet warning requirements contained in the Act. We have sold gaming chips to some of these card room operators. The Act requires, among other things, that certain businesses in California must provide a “clear and reasonable warning” if they expose persons to chemical listed by the State of California as a carcinogen and/or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Level” for that chemical. Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief. In this case, the environmental group alleges that gaming chips contain lead and/or lead compounds and that no warning was given by the card room operators to its employees or customers. We have engaged outside counsel who is pursuing discussions with counsel for CEH. We have entered into a joint defense agreement with several of the card room operators and a tolling agreement with CEH in order to continue discussions. No litigation has been commenced in the matter to date. In the meantime, we are now providing a Proposition 65 warning on all gaming chips sold in the State of California. We are pursuing rigorous efforts to reformulate our gaming chips to eliminate the need to provide such warnings in connection with future chip sales. While the maximum amount of statutory penalties for failing to provide a required Proposition 65 warning are substantial, based on our preliminary analysis, we do not believe that our liability, if any, in this matter will have a material adverse effect on us or our business, operations or financial position.

Employees

At March 31, 2007, we employed approximately 760 people. Approximately 459 of the employees were located at our Mexico facilities, 203 employees were located in our Beaune, France facility with the remainder located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Gaming Jurisdictions
Arizona	New York
California	North Carolina
Colorado	North Dakota
Connecticut	Oklahoma
Florida	Oregon
Illinois	South Dakota
Indiana	Washington
Iowa	Wisconsin
Kansas	Australia
Louisiana	Puerto Rico
Michigan	Alberta, Canada
Minnesota	British Columbia, Canada
Mississippi	Manitoba, Canada
Missouri	Nova Scotia, Canada
Montana	Ontario, Canada
Nevada	Quebec, Canada
New Jersey	Saskatchewan, Canada
New Mexico	Republic of Panama

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

The complex regulatory scheme governing the licensing of gaming device manufacturers and distributors in Nevada imposed administrative burdens which far exceed those of most other gaming jurisdictions when applied to our new combined corporate structure and our foreign stockholders. From the time of the Combination and up to mid-2004, in the opinion of our management, the anticipated time and expense of a foreign investigation that would be conducted by the Nevada gaming authorities would far outweigh any benefit to be gained by maintaining licensure in Nevada. Specifically, based upon an analysis of three factors: the potential market for our roulette and Big Six wheels in Nevada; the benefits gained through our choice of corporate structure; and the administrative costs associated with compliance with certain requirements of the Nevada gaming authorities, we concluded that the costs of maintaining licensure in Nevada upon the completion of the Combination significantly exceeded our potential profits. We thus administratively and voluntarily surrendered the Nevada gaming licenses of the former Paul-Son Gaming Supplies, Inc. upon the completion of the Combination, a procedure that allowed us to forego licensure in Nevada without impacting our licensure in other gaming jurisdictions or our ability to continue to manufacture roulette wheels and Big Six wheels in and for other jurisdictions. The above license surrender did not impact the manufacture or sale of our other products in Nevada.

In mid-2004, however, with the construction of new casino properties in Nevada on the horizon, the Company applied to the Nevada gaming authorities for certain exemptions from provisions of the Nevada gaming laws and for the limited licensure of GPI USA and GPI SAS to manufacture and distribute roulette wheels in Nevada. Company research showed that no current licensed manufacturers or distributors in Nevada were actively in the business of manufacturing or selling roulette wheels and it was anticipated that Nevada casino operators were in need of a source for such products.

By Nevada State Gaming Commission Order entered November 18, 2004, GPIC was exempted from registration as a publicly traded corporation and GPI USA and GPI SAS were each licensed as manufacturers and distributors strictly limited to the manufacture, distribution and service of roulette wheels in Nevada, and subject to administrative approval prior to the distribution of any roulette wheel and further subject to specified conditions set forth in the Order, including but not limited to the filing of periodic reports with and notifications to Nevada gaming authorities. The result of this Order is to grant GPI USA and GPI SAS transactional waivers so that they may manufacture roulette wheels for sale to Nevada casino licensees. Effective August 30, 2006, the approvals were expanded by the Nevada gaming authorities to permit GPI USA to sell GPI SAS roulette wheels outside of Nevada. The waivers granted were specifically found by the Nevada State Gaming Commission to be consistent with the policies set forth for in the Nevada gaming laws. These waivers may, however, be withdrawn by the Nevada State Gaming Control Board for any cause deemed reasonable. Upon such withdrawal, the Company would be subject to full registration and licensing.

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

Our new combined structure required that each subsidiary company submit a new application for licensure. Following a complete investigation of each subsidiary’s respective license application, in October 2006, the New Jersey Commission granted plenary gaming-related casino service industry licenses to GPI USA, GPI SAS and GPI Mexicana.

Other Gaming Jurisdictions

In addition to New Jersey, our subsidiaries are currently licensed in a number of other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, and are summarized below.

The manufacture, sale and distribution of gaming supplies in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming supply and equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations. In many jurisdictions, selling or distributing gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the gaming regulators deem reasonable. In order to ensure the integrity of manufacturers and distributors of gaming supplies, most jurisdictions have the authority to conduct background investigations of a company, its key personnel and significant stockholders. The gaming regulators may at any time revoke, suspend condition, limit or restrict a license for any cause deemed reasonable by the gaming regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. Our subsidiaries and their respective key personnel have obtained all licenses necessary for the conduct of their respective business in the jurisdictions in which they sell and distribute gaming equipment and supplies. Suspension or revocation of such licenses could have a material adverse effect on our operations.

Federal Gaming Registration

The Federal Gambling Devices Act of 1962 (“Federal Act”) makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. In addition, the Federal Act imposes gambling device identification and record keeping requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our subsidiaries, which are involved in the manufacture and transportation of gaming devices, are required to register annually.

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (“IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on Indian lands. Our subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their respective states and have received federal approval. Currently, GPI USA is authorized to sell products to Native American casinos in seventeen states and GPI SAS is authorized to sell products to Native American casinos in five states.

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

Financial Information about Geographic Areas

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14 for certain financial information by geographic area.

Available Information

Our current website is www.gpigaming.com. There we make available, free of charge, our annual Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. You may also submit written information requests by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102.

Item 1A.                Risk Factors.

Throughout this annual Form 10-K, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipated performance, development and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

•        potential inability to obtain, maintain and defend patents, trademarks, copyrights, and trade secrets to protect our newly developed products and technology;

•        competitors’ infringement upon our existing trademarks, patents, trade secrets copyrights;

•        costs in defending our intellectual property rights against unexpected claims;

•        approval of competitors’ patent applications that may restrict our ability to compete effectively;

•        successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded gaming chips; and

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

•        political or economic instability in international markets, particularly those where we have higher sales concentrations and growth;

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

Investors cannot exercise control over the Company as a result of principal stockholders’ ownership due to:

•        the current executive officers and directors of the Company beneficially own approximately 60.4% of the outstanding common stock as of March 24, 2007. As a result, the executive officers and directors of the Company can control the management and affairs of the Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;

•        this concentration of ownership could have the effect of delaying or preventing a change in control of the Company, even when such change of control is in the best interests of stockholders; and

•        this concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our Company’s other stockholders.

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

We are subject to risk related to our combination with GPI SAS, including:

•        difficulty in moving cash between GPI SAS and GPI USA, primarily due to negative tax consequences; and

•        volatility in our intercompany international operations.

A significant percentage of our revenues result from the sale of our gaming chips to new casinos in Macau, including approximately 75% of GPI SAS’ revenues and approximately 45% of the Company’s revenues on a consolidated basis. As such:

•        upon the eventual reduction in the rate of new casino openings, and the expansion of existing casinos, in Macau our business could be adversely affected if we are unable to find new growth markets to replace those sales;

•        the exceptional growth of the Macau market over the last three years has resulted in an increase in the number of competitors in the gaming chip market and in the intensity of such competition.

Our success is dependent on key management and sales personnel, including Gerard P. Charlier, our President and Chief Executive Officer. As such:

•        the loss of Mr. Charlier or our other key personnel, or the limitation of their availability, could adversely affect our business. To a substantial extent, we rely on the ability and experience of Mr. Charlier for our strategic plan, financial plans, growth, marketing and other objectives;

•        Mr. Charlier’s employment agreement expires in September 2007; however, we are currently in the process of negotiating an extension of his employment agreement. We cannot assure you that we will be able to successfully negotiate such an extension.

•        since our 1994 Long-Term Incentive Plan expired in 2004, we have not had an equity-based incentive program for our executive officers and key personnel.

New legislation or regulations requiring more stringent corporate governance and financial reporting standards have led and will continue to lead to an increase in our costs of compliance:

•        Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our 2007 and post-2007 annual Form 10-K. While we intend to fully comply with these new laws and regulations, a failure to comply may impact market perception of our financial condition and could materially harm our business and operating results;

•        the lack of adequate internal controls, as exhibited by the material weaknesses disclosed in Item 9A—Controls and Procedures, could result in misstated financial statements which could require us to restate our financial statements.

Our business operations are subject to other risks, including:

•        limited or unique suppliers for certain key raw materials for significant products;

•        the loss or retirement of our key executives or other key employees;

•        adverse changes in the creditworthiness or parties with whom we have receivables;

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

•        casualty, theft or loss of our gaming chips, prior to delivery to casinos;

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

Item 1B.               Unresolved Staff Comments.

None.

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

Las Vegas, Nevada.   Our Las Vegas headquarters are located in an approximately 60,000 square foot building. Our Las Vegas headquarters was purchased in September 1995 for approximately $2.0 million. This facility houses the Las Vegas sales and corporate offices, including a centralized warehouse for certain of our finished goods inventory, several manufacturing departments, and a graphics art department. In our

Las Vegas headquarters, we also maintain a certain inventory of templates, graphic designs, logos, and tools and dies for casino customers’ gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacturing and delivery to our customers. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. In the second quarter of 2005, we acquired an approximately one acre parcel of land adjacent to our Las Vegas headquarters for approximately $800,000. We currently use the property primarily for additional employee and visitor parking. (See Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.)

San Luis Rio Colorado, Mexico.   We manufacture casino chips, all playing cards, dice, all plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips, dice and plastic products are manufactured, approximately 32,500 square feet where layouts are produced and an approximately 66,000 square foot facility used for producing playing cards and tables. We own the 66,000 square foot facility. In April 2004, we extended the lease of our main 34,000 square foot facility for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, or $12,000, except that the amount may be prorated, commensurate with the space we elect to use, since then we have added to our lease an additional 32,500 square feet at the same monthly rent amount of approximately $0.35 per square foot, or $11,300. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 13.)

Beaune, France.   We own an approximately 34,000 square foot manufacturing and administrative facility, in Beaune, France. On May 7, 2004, GPI SAS entered into a 350,000 Euro (or approximately $423,000 as of May 7, 2004) loan transaction, with Banque Nationale de Paris (B.N.P), a French bank, for a building expansion, which included approximately 3,600 square feet of additional office and production space and 1,350 square feet of storage space. This expansion was completed in the third quarter of 2004.

On December 22, 2004, we entered into a construction contract for a 1,600 square foot additional expansion to extend the jeton and plaque production area. This extension was completed in the second quarter of 2005. The total cost of approximately $320,000, was paid for out of our operating funds.

On July 7, 2006, we bought an approximately 10,700 square foot manufacturing and administrative facility in Beaune, France for 650,000 Euros (approximately $828,000 at July 7, 2006).

Facility Capacity   With the current approximate 244,000 square feet of manufacturing facilities as of December 31, 2006, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.                        Legal Proceedings.

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 9. for information regarding legal proceedings and contingencies.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PERFORMANCE GRAPH

The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from December 31, 2001 through December 31, 2006, in comparison with the Standard & Poor’s 500 Composite Stock Index and our self-determined industry peer group index(1). The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gaming Partners International Corp. The S & P 500 Index
And A Peer Group

*       $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Investment Value as of December 31,
	2001	2002	2003	2004	2005	2006
GPIC	$100.00	$311.76	$422.79	$1,516.91	$828.61	$1,343.03
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group(1)	100.00	109.27	205.05	208.29	194.58	273.33

(1)   The companies in the peer group include: Bally Technologies Inc. (formerly Alliance Gaming Corp.), Fortune Diversified Industries Inc. (formerly American Gaming & Entertainment), Innovative

Gaming Corp. America, International Game Technology, Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), Scientific Games Corp. (formerly Autotote Corp.) and ShuffleMaster Inc. GTech Holdings Corp., which was included in the peer group for fiscal year 2005, is no longer trading and has therefore been removed from the peer group.

Market Information

As of March 10, 2005, the Company moved its stock trading from the NASDAQ Small Cap Market to the NASDAQ National Market, and continued trading under the symbol “GPIC.” Prior to the name change on September 1, 2004, the Company’s stock traded under the symbol “PSON.” The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On April 25, 2007, the closing price was $18.50 per share.

Fiscal Year	High	Low
2005 First Quarter	19.56	12.40
2005 Second Quarter	19.64	13.36
2005 Third Quarter	23.42	14.99
2005 Fourth Quarter	15.65	11.18
2006 First Quarter	16.25	9.31
2006 Second Quarter	24.40	16.70
2006 Third Quarter	25.77	17.75
2006 Fourth Quarter	20.95	16.62
2007 First Quarter	20.61	16.95

On April 18, 2007, as a result of the delay in filing of the Company’s annual Form 10-K for the year ended 2006, the Company received a NASDAQ staff determination letter indicating that the Company was not in compliance with timely filing of periodic reports and that the Company’s common stock is subject to delisting. The Company requested a hearing to appeal the staff’s determination thus staying the possible delisting of the Company’s common stock. If the Company is unable to demonstrate an ability to comply with these requirements to NASDAQ’s satisfaction, its common stock could be delisted from the NASDAQ Global Market.

Holders

There were 93 holders of record of our common stock as of March 31, 2007. We estimate that there are approximately 1,200 beneficial holders of our common stock based on the proxies distributed in connection with the May 2006 meeting of stockholders.

Dividend Policy

On November 8, 2006, the Company’s Board of Directors declared a non-recurring cash dividend of $0.125 per share paid on December 15, 2006 to stockholders of record at the close of business on November 27, 2006. The cash was paid from the Company’s normal operations. This was the second time a cash dividend has been paid. The other cash dividend was paid in December 2005. The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219; the telephone number is (718) 921-8247.

Purchases of Equity Securities by the Issuer

The Company made no purchases of GPIC equity securities during the fourth quarter of 2006.

Item 6.        Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2006, 2005, and 2004, have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPI SAS and GPI SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc., or Bud Jones, were combined, with GPI SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI SAS was the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI USA, which was a wholly-owned subsidiary of GPIC and GPI USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI USA and Bud Jones) were consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1.)

The table below reflects information for the year ended December 31, 2002 which includes information for GPI SAS, the former Bud Jones Company, Trend Plastics, T-K Specialty Company, Inc. for the entire year and the former Paul-Son Gaming Corporation and its subsidiaries from September 12, 2002. The years ended December 31, 2003 to 2006 include full years for all entities described above.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Operations statement data:
Revenues	$73,954	$57,121	$44,585	$36,171	$21,861
Cost of revenues(1)	49,580	36,154	28,682	23,773	15,171
Gross profit	24,374	20,967	15,903	12,398	6,690
Selling, general and administrative expenses(1)	15,893	15,128	11,827	10,656	7,206
Restructuring and costs associated with Combination	—	—	—	—	622
Operating income (loss)	8,481	5,839	4,076	1,742	(1,138)
Gain (loss) on foreign currency transactions	(349)	133	(155)	(292)	(529)
Interest income	410	162	39	3	16
Interest expense	(175)	(199)	(253)	(264)	(232)
Other income, net	145	149	59	145	112
Total other income (expense)	31	245	(310)	(408)	(633)
Income (loss) before income taxes	8,512	6,084	3,766	1,334	(1,771)
Income tax expense	3,383	1,756	1,152	101	383
Net income (loss)	$5,129	$4,328	$2,614	$1,233	$(2,154)
Earnings (loss) per share:
Basic	$0.64	$0.55	$0.34	$0.16	$(0.42)
Diluted	$0.62	$0.53	$0.34	$0.16	$(0.42)
Weighted-average shares of common stock outstanding:
Basic	7,974	7,829	7,608	7,595	5,131
Diluted	8,226	8,179	7,754	7,672	5,131

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$5,888	$4,573	$8,012	$4,186	$2,333
Marketable securities	4,710	9,075	4,971	2,580	1,329
Working capital	14,787	9,563	12,230	7,327	6,240
Property and equipment, net	14,567	11,212	9,469	8,658	9,500
Total assets	46,969	48,716	39,225	28,596	28,157
Current liabilities	11,454	20,825	13,960	9,219	8,672
Long-term debt, less current maturities	2,749	1,892	2,856	1,563	3,576
Stockholders’ equity(2)	32,584	25,999	21,620	17,814	15,478

(1)   Certain amounts have been reclassified from Selling, general and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in Mexico. The amounts reclassified were $2,065,000 for 2006, $2,014,000 for 2005; $1,433,000 for 2004; $1,386,000 for 2003 and $401,000 for 2002.

(2)   Cash dividends paid were approximately $1,011,000 and $787,000 for the periods ended December 31, 2006 and 2005, respectively. Dividends were not paid in any other years presented.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

In July 2006, GPI SAS closed on the purchase of an existing, two-story building in Beaune, France located near GPI SAS’ existing facility for a purchase price of 650,000 Euros (approximately $828,000) in order to accommodate the high demand for its gaming chips from Macau casinos, including particularly RFID chips in both low and high frequencies. The building serves as the administrative and sales headquarters and non-gaming chip production facility for GPIC’s operations outside of the United States, resulting in additional space for gaming chip production at GPIC’s existing facility in Beaune, France. GPI SAS has also added several additional and sophisticated pieces of equipment in order to properly serve the needs of the Macau casinos that are purchasing RFID and non-RFID gaming chips from GPI SAS. The new space has allowed GPIC to increase its gaming chip production capacity without any significant interference with ongoing production and business operations.

In November 2006, GPIC and Progressive Gaming International Corporation (“PGIC”) formed a strategic alliance further expanding the two companies’ prior relationship of January 2006 to develop and market casino currency control equipment incorporating 13.56 MHz RFID microchip technology. Under the terms of this agreement, PGIC is promoting GPIC as its exclusive chip manufacturer in the United States and preferred chip manufacturer abroad. GPIC is the sole chip manufacturer dedicated by PGIC to sell 13.56 MHz RFID based peripheral readers in the United States and abroad. Additionally, the two companies agreed to further integrate equipment, software and other products and technologies that make use of PGIC’s 13.56 MHz RFID platform. GPIC and PGIC are working closely to develop and accelerate the availability of more comprehensive management and tracking systems to enable casinos to make greater use of the data provided by RFID embedded casino currency.

In anticipation of several large potential orders in the fourth quarter of 2006 from an existing customer in Macau, GPI SAS maintained its labor force for full production; however, the orders were unexpectedly delayed. Results for the fourth quarter of 2006 were negatively impacted due to higher expenses resulting from increased labor costs as GPI SAS could not immediately reduce its labor force under French laws. The Company had expected to begin to recognize revenue from these orders in the first quarter of 2007. The potential orders remain unsigned and first quarter results will show a significant loss.

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

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPI SAS and GPI SAS’ then wholly-owned subsidiary, the Bud Jones Company, Inc. (“Bud Jones”) were combined, with GPI SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI SAS is the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI USA, which was a wholly-owned subsidiary of GPIC and GPI USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI USA. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1.)

Our business activities include the manufacture and/or supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products to licensed casinos for new openings and to existing casino operations, worldwide. We are headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey and Gulfport, Mississippi.

Our products on display at the 2006 Global Gaming Expo in Las Vegas, Nevada and the 2007 ICE show in London, England included our gaming chips with embedded RFID technology in high and low frequency and corresponding chip readers. We have been working for several years to apply the RFID technologies to gaming chips. RFID microchips are available for each brand and type of our gaming chips. We hold several patents concerning the embedding process of RFID microchips and an exclusive license for the manufacturing and selling of these RFID gaming chips and readers for chip tracking in the United States. We also sell several types of related RFID gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses. Our gaming chips with embedded RFID microchips and readers help to protect the casinos from redeeming counterfeit or stolen chips and to improve the efficiency of table game management.

The following are the most important factors and trends that contribute to our operating performance:

•       A number of foreign countries are currently considering legislation to legalize or expand gaming. Such legislation presents potential opportunities to sell our gaming supplies to new properties and thus increase revenue. The timing and occurrence of these events remain uncertain. Therefore, we may experience quarters that are more profitable than others due to the timing and nature of new casino openings and expansions throughout the world. There has also been accelerated expansion of United States based gaming companies overseas. Of particular importance has been the opening of new casinos and expansions of existing casinos in Macau in 2006 and the anticipated openings in 2007.

•       The receipt of higher volume orders enhances our profit margins through production efficiencies. The timing and occurrence of these orders remain uncertain and difficult to predict. Therefore, we may experience quarters that are more profitable than others due to the timing and volume of product demand.

•       The introduction of new technologies such as high frequency RFID is always a challenge, as a ramp up period is necessary to increase the manufacturing efficiency and bring such efficiencies to the level reached in other technologies for which accumulated experience has already allowed significant cost reduction.

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

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	67.0%	63.3%	64.3%
Gross profit	33.0%	36.7%	35.7%
Selling, general and administrative expenses(1)	21.5%	26.5%	26.6%
Operating income	11.5%	10.2%	9.1%
Gain (loss) on foreign currency transactions	(0.5)%	0.2%	(0.3)%
Interest income	0.6%	0.3%	0.1%
Interest expense	(0.2)%	(0.3)%	(0.5)%
Other income, net	0.1%	0.3%	0.1%
Income tax expense	(4.6)%	(3.1)%	(2.6)%
Net income	6.9%	7.6%	5.9%

(1)          Certain amounts have been reclassified from Selling, general and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in Mexico. These amounts as a percentage of revenue were 3.5% for 2005 and 3.2% for 2004.

The following table details the Company’s historical revenues by product line:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Casino chips	$53,605	$37,959	$26,566
Table layouts	5,124	4,949	4,516
Playing cards	4,183	3,906	4,440
Gaming furniture	2,918	2,576	1,843
Dice	2,555	2,711	2,669
Table accessories and other products	5,569	5,020	4,551
Total	$73,954	$57,121	$44,585

Comparison of Operations for the Years Ended December 31, 2006 and 2005

Revenues   For the year ended December 31, 2006, revenues were $74.0 million, an increase of approximately $16.8 million, compared to revenues of $57.1 million for the year ended December 31, 2005. Of this increase, $16.3 million was attributable to GPI SAS and principally the result of higher sales in Asia. Sales by GPI USA amounted to $31.5 million for the year 2006, an increase of $.5 million.

Cost of Revenues   Cost of revenues, as a percentage of sales, increased to 67.0% for 2006, compared to 63.3% for 2005. The increase in cost of revenues as a percentage of sales occurred principally as a result of the cost associated with starting production on new product lines to fulfill large orders from Asia.

Gross Profit   Gross profit for the year ended December 31, 2006 increased by approximately $3.4 million from 2005. This occurred as a result of the aforementioned increase in revenues of approximately $16.8 million offset by the increase in cost of revenues as a percentage of sales.

Selling, general and administrative expenses

	Years Ended December 31, (in thousands)
	2006	Revenue %	2005	Revenue %
Product development	$422	0.6%	$330	0.6%
Marketing and sales	4,316	5.8%	4,284	7.5%
Depreciation and amortization	1,427	1.9%	1,292	2.3%
General and administrative(1)	9,728	13.2%	9,222	16.1%
Total selling, general and administrative expenses	$15,893	21.5%	$15,128	26.5%

(1)          Certain amounts have been reclassified from General and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in Mexico. For the year ended 2005, $2,014,000 or 3.5% of revenue has been reclassified.

Selling, general and administrative expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased to $15.9 million for the year ended December 31, 2006 from $15.1 million for the year ended December 31, 2005. This increase of approximately $800,000 was primarily attributable to an increase in general and administrative expenses. The increase in general and administrative expenses was primarily the result of an increase in salary expense in both GPI USA and GPI SAS of approximately $442,000 as a result of additional personnel, promotions and an overall salary increase of 6% for 2006; a one-time expense to the Louisiana sales tax authorities of $421,000 as a result of audits from several parishes which resulted in payments exceeding sales tax collected; an increase in the reorganization and relocation expense at GPI SAS of approximately $165,000 due to the purchase of the new building; and, an increase in legal fees at GPI USA of approximately $158,000 due to the resolution of several legal matters. These increases were offset by a decrease in stock compensation expense. Expense recorded in 2005 was approximately $778,000 relating to the 100,000 performance-based options granted to the Chief Executive Officer that vested due to performance conditions being met. Stock compensation expense recorded in 2006 of approximately $234,000 was due to the adoption of SFAS 123(R) “Share-Based Payment”.

Other Income (Expense)

	Years Ended December 31, (in thousands)
	2006	Revenue %	2005	Revenue %
Gain (loss) on foreign currency transactions	$(349)	(0.5)%	$133	0.2%
Interest income	410	0.6%	162	0.3%
Interest expense	(175)	(0.2)%	(199)	(0.3)%
Gain on sale of marketable securities	138	0.1%	102	0.2%
Other income, net	7	0.0%	47	0.1%
Total other income (expense)	$31	0.0%	$245	0.5%

During the year ended December 31, 2006, other income (expense), including gain (loss) on foreign currency transactions, interest income, gains on sales of marketable securities, and other income (expense) decreased to $31,000 from $245,000 for the year ended December 31, 2005. This net decrease of $214,000 was principally the result of the change in foreign currency exchange rates, resulting in a loss of $349,000 in 2006 compared to a gain of $133,000 in 2005. Foreign currency transaction losses occurred as a result of the decrease in the U.S. dollar to Euro exchange rates during 2006. Gain on the sale of marketable securities increased by $36,000 between the periods. Interest income showed an increase of $248,000 primarily due to the interest earned on marketable securities held in 2006. Interest expense decreased to

$175,000 for the year ended December 31, 2006, from $199,000 for the year ended December 31, 2005. This decrease of $24,000 was primarily caused by a decrease in the average outstanding debt amounts in 2006 as compared to 2005 due to normal payments.

Income Taxes   During the year ended December 31, 2006, our effective tax rate was 39.7% as compared to 28.9% for the year ended December 31, 2005. The increase in our effective rate for the year ended December 31, 2006 was primarily a result of the foreign dividend inclusions and related valuation of foreign tax credits. The Company’s effective tax rate for the year ended December 31, 2006 differed from the statutory rate as a result of the Company’s repatriation of non-cash dividend from GPI SAS and the related increase in the valuation allowance related to foreign tax credits which are expected to expire before usage. The Company’s effective tax rate for the year ended December 31, 2005 differed from the statutory rate as a result of a change in the valuation allowance to reflect the expected utilization of federal net operating loss carry forwards, the Company’s repatriation of non-cash dividend from GPI SAS, and book-to-return adjustments primarily resulting from a refinement of the Company’s previous estimate of deemed dividends under IRC Sec 956. It is likely that in the future the Company will distribute additional non-cash dividends from GPI SAS to GPI USA. If such dividends occur the Company will generate excess foreign tax credits, which will carry forward for 10 years. The utilization of the foreign tax credits will depend upon the Company’s ability to generate foreign source income prospectively.

Comparison of Operations for the Years Ended December 31, 2005 and 2004

Revenues   For the year ended December 31, 2005, revenues were approximately $57.1 million, an increase of approximately $12.5 million, versus revenues of approximately $44.6 million for the year ended December 31, 2004. The increase in revenues for 2005 was principally the result of GPI SAS’ sales to new casinos in Asia of approximately $8.0 million. Sales by GPI USA amounted to $31.0 million for the year 2005, an increase of approximately $5.0 million, primarily as a result of sales to a new casino that opened in Las Vegas of approximately $1.8 million, sales to a wholesaler totaling $1.0 million and large reorders of approximately $2.2 million.

Cost of Revenues   Cost of revenues, as a percentage of sales decreased to 63.3% for 2005, compared to 64.3% for 2004. The decrease in cost of revenues as a percentage of sales occurred principally due to the better absorption of fixed costs due to the higher sales volume, and the increased efficiency achieved by the realignment and restructuring of our production facilities.

Gross Profit   Gross profit for the year ended December 31, 2005 increased by approximately $5.0 million from 2004. This occurred as a result of the aforementioned increase in revenues of approximately $12.5 million and the decrease in cost of revenues as a percentage of sales.

Selling, general and administrative

	Years Ended December 31, (in thousands)
	2005	Revenue %	2004	Revenue %
Product development	$330	0.6%	$259	0.6%
Marketing and sales	4,284	7.5%	3,768	8.5%
Depreciation and amortization	1,292	2.3%	1,158	2.6%
General and administrative(1)	9,222	16.1%	6,642	14.9%
Total selling, general and administrative expenses	$15,128	26.5%	$11,827	26.6%

(1)          Certain amounts have been reclassified from General and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in

Mexico. For years ended 2005 and 2004, $2,014,000 and $ 1,433,000, respectively, have been reclassified which represents 3.5% and 3.2%, respectively, of revenue.

Selling, general and administrative expenses, which include product development; marketing and sales; depreciation and amortization; and general and administrative costs, increased to approximately $15.1 million for the year ended December 31, 2005 from approximately $11.8 million for the year ended December 31, 2004. This increase of $3.3 million was primarily attributable to an increase in general and administrative expenses of $2.7 million. The increase in general and administrative expenses was primarily the result of one-time expenses of $2.7 million; consisting of stock compensation expense of $778,000, due to 100,000 shares of performance-based options which vested in fourth quarter of 2005; $122,000 in NASDAQ National Market listing expenses; $344,000 in building repairs in our Las Vegas, Mexico and France facilities; $346,000 in salary adjustments and reorganization costs; and $352,000 in information technology. Additionally, we incurred expenses of $525,000, which were related to work performed towards future compliance with the Sarbanes-Oxley Act of 2002 and $48,000 related to new patent acquisition costs. We also incurred costs of $241,000 related to the Hurricane Katrina and Rita disasters, of which $191,000 was related to the increase in the bad debt reserve on receivables due from casinos and $50,000 was related to donations. Additionally, product development and marketing and sales expenses increased $587,000. The increases were mainly due to costs associated with sales commissions of $160,000 related to the increase in sales, the cost of reorganization of personnel in France of $353,000, and the cost of remodeling the Global Gaming Expo Convention booth of $74,000.

Other Income (Expense)

	Years Ended December 31, (in thousands)
	2005	Revenue %	2004	Revenue %
Gain (loss) on foreign currency transactions	$133	0.2%	$(155)	(0.3)%
Interest income	162	0.3%	39	0.1%
Interest expense	(199)	(0.3)%	(253)	(0.5)%
Gain on sale of marketable securities	102	0.2%	55	0.1%
Other income, net	47	0.1%	4	0.0%
Total other income (expense)	$245	0.5%	$(310)	(0.6)%

During the year ended December 31, 2005, other income (expense) increased to $245,000 in income from $310,000 in expense during the year ended December 31, 2004. This increase of $555,000 was principally the result of the change in foreign currency exchange rates, resulting in a loss of $155,000 in 2004 and a gain of $133,000 in 2005. Foreign currency transaction gains occurred as a result of an increase in the U.S. dollar to Euro exchange rates during 2005. Interest income increased by $123,000 primarily due to the interest earned on a higher balance of marketable securities in 2005. Gain on sale of marketable securities increased by $47,000 between the periods. For the year ended December 31, 2005, interest expense decreased to approximately $199,000 from approximately $253,000 for the year ended December 31, 2004. This decrease of approximately $54,000 was primarily caused by a decrease in the average outstanding debt amounts in 2005 as compared to 2004, due to normal payments.

Income Taxes   During the year ended December 31, 2005, we recorded an income tax expense of approximately $1.8 million as compared to a tax expense of approximately $1.2 million for the year ended December 31, 2004. The increase in income tax expense for the year ended December 31, 2005 was primarily a result of the Company’s higher foreign income. The Company’s effective tax rate for the year ended December 31, 2005 differed from the statutory rate as a result of a change in the valuation allowance to reflect the expected utilization of federal net operating loss carry forwards, the Company’s repatriation of non-cash dividend from GPI SAS, and book-to-return adjustments primarily resulting from a refinement of the Company’s previous estimate of deemed dividends under IRC Sec 956. It is likely that in the future the Company will distribute additional non-cash dividends from GPI SAS to GPI USA. If such dividends occur, it is likely that the Company’s net operating losses will be diminished, and that the Company will generate excess foreign tax credits, which will carry forward for 10 years. The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Liquidity and Capital Resources

Overview   We believe that the combination of cash flow from operations and cash on hand should be sufficient to fund expenses from routine operations for a minimum of the next twelve months. As of December 31, 2006, we had $5.9 million in cash and cash equivalents and $4.7 million in current marketable securities. For the longer term, in addition to these cash sources, management will evaluate other cash source alternatives, including other lending facilities in the United States or abroad. Due to negative tax consequences, there may be difficulty in moving cash between France and the United States. There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to us.

Working Capital and Cash Flow (See Consolidated Balance Sheets)   Working capital totaled approximately $14.8 million at December 31, 2006, compared to approximately $9.6 million at December 31, 2005. Working capital increased by approximately $5.2 million in 2006 primarily due to a decrease in current assets of $4.1 million, offset by an decrease in current liabilities of $9.3 million. Overall, cash increased by approximately $1.3 million from December 31, 2005 to December 31, 2006.

The decrease in total current assets in 2006 was due primarily to a decrease in marketable securities of $4.4 million. This was related to the decrease in current liabilities in 2006 in customer deposits of approximately $9.3 million.

Net Cash Flow (See Consolidated Statements of Cash Flow)   Net cash flow used in operating activities was $1.3 million during 2006 compared to net cash provided by operating activities of $9.0 million during 2005. The $10.3 million decrease is primarily due to a $17.7 million decrease in cash provided from customer deposits offset by a $7.0 million increase in cash provided from inventories and accounts receivable.

Our investing activities resulted in net cash provided of $1.1 million for 2006, compared to net cash used of $10.6 million in 2005. During 2006, we show net proceeds of $6.4 million due to the sale of marketable securities as compared to net cash used to purchase marketable securities in 2005 of $6.4 million. In addition, we used cash of $5.3 million to purchase property and equipment to facilitate increased production as compared to cash utilized in 2005 of $3.8 million for the acquisition of property and equipment.

Net cash flow provided by financing activities was $1.2 million during 2006 compared to net cash used in financing activities of $1.1 million during 2005. The $2.3 million increase is primarily due to an increase of $593,000 in cash provided from stock option exercises and an increase of $1.9 million related to proceeds from long term debt.

Long-Term Debt (See Consolidated Balance Sheets)   In February 2001, GPI SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly until February 2008. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI SAS loan agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI SAS. Specifically, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. GPI SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.27 and 0.17, respectively, as of December 31, 2006.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum. This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $883,000 will be due and payable. There is no prepayment penalty.

On May 7, 2004, GPI SAS entered into a 350,000 Euro (approximately $423,000) loan transaction, with Banque Nationale de Paris, a French bank, for the purposes of building expansion in France. Monthly principal and interest payments are 4,720 Euro; with a fixed interest rate of 3.6% per annum. The loan is secured by a mortgage on the building premises and is due May 2011.

In June 2006, GPI SAS entered into a 1.5 million Euro (approximately $1.9 million) loan agreement with Lyonnaise de Banque, a French bank. The loan has a five-year term at a fixed rate of 3.40% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI SAS’ marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 Euros ($658,500 at December 31, 2006). There are no prepayment penalties or acceleration payment provisions in the loan agreement. The proceeds of the loan are being used primarily to purchase (or to replace available cash previously used to purchase) part of the production equipment that will total approximately 2.0 million Euros (approximately $2.6 million). The production equipment is being used to increase the production capacity at GPI SAS’ facility in France due to increased demand. GPI SAS has acquired a portion, and is in the process of acquiring the balance, of the production equipment from several different manufacturers.

Seasonality   We do not typically experience seasonality relative to our revenues, except, potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August, due to holiday. Due to the high sales volume and related deadlines in the third quarter of 2006, part of the production employees postponed their holiday.

Las Vegas, Nevada Facilities   In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas. The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust. See “Long-Term Debt” above. In connection with the Combination, the former Bud Jones relocated its operations to the Las Vegas headquarters during the fourth quarter of 2002. In April 2005 we purchased an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property is being used for additional employee and visitor parking.

San Luís Rio Colorado, Mexico Facilities   We lease two manufacturing facilities totaling 66,500 square feet. In April 2004 we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, except that the rent amount may be prorated, commensurate with the space that we elected to use. We also own an approximately 66,000 square foot facility adjacent to the leased building. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13.)

Beaune, France Facilities   We own an approximately 34,000 square foot manufacturing and administrative facility in Beaune, France. In May 2004, GPI SAS entered into a 350,000 Euro (or approximately $423,000) loan agreement, with Banque Nationale de Paris, a French bank, for building expansion. See “Long-Term Debt” above. In December 2004, we entered into a construction contract for a 1,600 square foot additional expansion which was completed in the second quarter of 2005, to extend the jeton and plaque production area.

In July 2006, we completed the purchase of a two story building of approximately 10,700 square foot in Beaune, France, located near our existing facility. We purchased the building for 650,000 Euros (approximately $828,000) plus certain statutory costs. The building serves as the administrative and sales headquarters and non-gaming chip production facility for our operations outside of the United States. The new space allowed us to increase our gaming chip production capacity in France without any significant interference with our ongoing business operations. The additional space created at our existing facility is finished and functional. We used available cash to pay for the building.

Capital Expenditures   We currently plan to purchase approximately $3.0 million in capital equipment and improvements in 2007. In 2006, we incurred $5.2 million for property, plant and equipment. Most of this was to increase production capacity of GPI SAS.

Selected Quarterly Financial Information

	Year Ended December 31, 2006
	First	Second	Third(1)	Fourth	Total
	(in thousands, except per share data)
Net revenues	$18,297	$19,436	$20,135	$16,086	$73,954
Gross profit(2)	7,194	7,181	5,590	4,409	24,374
Operating income	3,398	2,961	1,623	499	8,481
Net income	$2,080	$2,015	$919	$115	$5,129
Basic net income per common share	$0.26	$0.25	$0.12	$0.01	$0.64
Diluted net income per common share	$0.25	$0.25	$0.11	$0.01	$0.62

(1)          These amounts have been restated from the amounts previously reported in the Form 10-Q issued on November 13, 2006. The amounts reported in the 10-Q included a clerical error of $100,000; in addition, the amounts presented above include a reclassification between Selling, general and administrative expenses and Cost of revenues of $379,000. The nine-month information was correct as originally reported. The previously reported amounts in the previous quarter were as follows (in thousands, except per share amounts):

Net revenues	$20,135
Gross profit	6,069
Operating income	1,723
Net income	$1,019
Basic net income per common share	$0.13
Diluted net income per common share	$0.12

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$12,291	$15,187	$13,415	$16,228	$57,121
Gross profit(2)	4,431	6,459	4,322	5,755	20,967
Operating income (loss)	1,082	2,820	455	1,482	5,839
Net income (loss)	$502	$1,482	$246	$2,098	$4,328
Basic net income (loss) per common share	$0.06	$0.19	$0.03	$0.27	$0.55
Diluted net income (loss) per common share	$0.06	$0.18	$0.03	$0.26	$0.53

(2)          Certain amounts have been reclassified from Selling, general and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in Mexico. The amounts reclassified were $2,065,000 for 2006 ($545,000, $546,000, $535,000 and $439,000 for first, second third and fourth quarter, respectively) and $2,014,000 for 2005 ($402,000, $458,000, $604,000, $550,000 for first, second third and fourth quarter, respectively).

In the first, second and third quarters of 2006, the increases in net revenues were primarily due to large casino openings in Asia.

Results were lower for the fourth quarter 2006 due mainly to an unexpected delay of large orders from one of GPI SAS’ Macau customers. GPI SAS was organized for full production and could not immediately reduce its labor under French labor laws.

Contractual Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2006 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2006. Operating leases on a month-to-month basis are not included. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9.)

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Beyond
Long-term debt(1)	$3,747	$1,008	$1,093	$759	$887
Capital lease obligations	49	39	10	—	—
Purchase and other commitment obligations(2)	6,291	3,158	1,672	961	500
Interest	633	177	275	168	13
Operating leases	1,212	470	642	73	27
Total Contractual Cash Obligations	$11,932	$4,852	$3,692	$1,961	$1,427

(1)          The total represents the expected cash payments of our long-term debt, including the current portion of the long-term debt, but excluding any fair value adjustments.

(2)          Amounts represent purchase obligations, agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and employment agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed, minimum or variable price provisions; and the approximate timing of the transaction, but excluding any agreements that are cancelable without penalty. A portion of the amounts for years 1-4 consists of estimated payments under contractual commitments to purchase materials. Such estimated payments due are variable based on the actual mix of the materials to be purchased by us and are also subject to increase based on the supplier’s costs.

Related Party Transactions

We lease two manufacturing facilities totaling 66,500 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease was extended in April 2004, for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis. Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from the General Manager’s brother at approximately $800 per month.

An employee of our manufacturing facility in Mexico owns and operates a small independent machine shop. In 2006 we used his machine shop to build small metal parts. For the fiscal year ended December 31, 2006 GPI USA paid this employee, through his business, approximately $30,000.

Neither of these employees is a director nor an executive officer. The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including revenue recognition, accounting for stock-based compensation, the depreciable lives of our assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of obsolete, excess or slow moving inventories, and the estimated cash flows in assessing the recoverability of long-lived assets, require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Revenue Recognition

Revenue may be recognized under different methods, depending on the circumstances. In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time, the products are deemed delivered. Shipping costs billed to our customers have the related expense included in cost of revenues. We typically sell our products with payment terms of net 30 days or less and generally require a 50% down payment.

We offer a limited standard warranty on some of our products, primarily in France. Warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

Property and Equipment

We have significant capital invested in our property and equipment, which represented approximately 31% and 23%, respectively, of our total assets at December 31, 2006 and 2005. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations of the useful life and depreciation amounts established. However, a change in our estimates may result in an adjustment to depreciation expense or to the gain or loss realized on the disposal of assets, which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

Effective November 1, 2002, in connection with the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangibles with indefinite lives for impairment, annually as of December 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. We completed the annual goodwill impairment test in 2006, and as a result of this test, no impairment of goodwill was deemed necessary. Management made its judgment about the fair value of our goodwill with assistance from an independent accountant.

Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized using the straight-line method over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. Factors that could trigger an impairment review or adjustment to determine if the carrying value is recoverable include the following:

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

•       negative historical experience

•       a negative change in the estimate of the useful lives of products

•       technological obsolescence potential

•       a negative estimate of the commercial viability of our patents and licenses

•       the loss of key personnel

•       a significant change in the manner we use our acquired assets or in the strategy we use in our business operations

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry back years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, both foreign and domestic, changes to statutory tax rates and changes to future taxable income estimates.

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

Inventory

We evaluate our inventory for slow-moving, excess, and obsolete inventory that may not be saleable or recoverable. Analysis of inventory levels, market conditions and future sales forecasts are some of the methodologies for estimating the inventory write-downs. Historical inventory usage activity, industry trends, and scrap rates are considered in determining the level of reserves. As with many estimates, management must make judgments about potential actions by third parties, including customer demand, in establishing and evaluating our inventory reserves.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment”, which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires companies to measure compensation costs for share-based payments including stock options, to employees and non-employees, at fair value and to expense such compensation over the service period beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 is no longer an alternative to financial statement recognition. The Company adopted SFAS 123(R) effective January 1, 2006. See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Notes 1 and 11.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed an initial evaluation of the impact of the adoption of FIN 48 and determined that adoption will not have a material impact on our financial position or result of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered by management in quantifying a current year misstatement by evaluating errors using both a balance sheet and an income statement approach and concluding whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006. We applied the guidance in SAB 108 in the fourth quarter of 2006.

During our 2006 year-end financial closing process, we discovered that, as the result of an error related to our conversion of fixed asset software in late 2003, depreciation was improperly recorded on a group of assets in 2005 and 2004. This error caused depreciation expense to be understated by $240,000 and $54,000 for the years ended December 31, 2005 and 2004, respectively.

SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. We have analyzed these amounts both quantitatively and qualitatively and have concluded that they are not material to the periods affected. Accordingly, these errors are reflected as a cumulative adjustment reduction to retained earnings of $194,000, net of tax, as of January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pensions and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year-end December 31, 2006. The Company has assessed the impact of the adoption of SFAS 158 on its financial statements. For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 15 of the Consolidated Financial Statements in our Form 10-K.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company lacks the fair value option for an eligible item, changes in that item’s fair value and subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

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

Foreign Currency Risk   There are two types of foreign currency exchange risks that we may be subject to—transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gains or losses which are based on an actual transaction that requires formal payment at a future point in time.

We are subject to foreign currency exchange risk relating to the translation of GPI SAS’ assets, liabilities, and income and expense accounts. The translation adjustment for assets and liabilities is reflected in the accumulated other comprehensive income (loss) caption included in the stockholders’ equity section on our consolidated balance sheets. GPI SAS uses the Euro as its functional currency.

The assets and liabilities of GPI SAS were translated into U.S. dollars at the rate of exchange at December 31, 2006. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statements of income. The U.S. dollar weakened against the Euro to $0.75800 at December 31, 2006 from $0.84440 at December 31, 2005. For the year ended December 31, 2006, we did not have any forwards, options or other derivative contracts in force.

For GPI Mexicana, the U.S. dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income, (expense).

Because of our significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between GPI SAS and other foreign countries, which have currencies that are different than the Euro. Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, depending on world money market conditions and other foreign currency fluctuation considerations.

Interest Rate Risk   Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2006, we had total interest bearing debt and capital lease obligations of approximately $3.8 million. Of this amount, approximately $2.9 million has a fixed rate of interest; we believe that the fair value of these agreements approximate reported amounts.

The remaining approximately $0.9 million of interest bearing obligations has a variable interest rate which is tied to the London Interbank Offered Rate (“LIBOR”), for six-month dollar deposits, plus 362.5 basis points. For each 1.0% increase in LIBOR, we would incur increased interest expense of approximately $10,000 over the next twelve-month period.

Item 8.                        Financial Statements and Supplementary Data.

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Gaming Partners International Corporation (formerly known as Paul-Son Gaming Corporation) and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and of cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, GPIC adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. As discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ MOSS ADAMS LLP

San Diego, California
May 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Gaming Partners International Corporation (formerly known as Paul-Son Gaming Corporation) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 28, 2006

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,888	$4,573
Marketable securities	4,710	9,075
Accounts receivables, less allowance for doubtful accounts of $335 and $398, respectively	4,136	4,734
Inventories	9,251	9,895
Prepaid expenses	404	623
Deferred income tax asset	355	200
Other current assets	1,497	1,288
Total current assets	26,241	30,388
Property and equipment, net	14,567	11,212
Goodwill	1,524	1,386
Other intangibles, net	1,245	1,529
Deferred income tax asset	2,093	2,407
Long-term investments	683	1,645
Other assets, net	616	149
Total assets	$46,969	$48,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,047	$716
Accounts payable	2,993	3,483
Accrued expenses	4,557	3,587
Customer deposits	1,187	10,506
Income taxes payable	870	1,136
Deferred income tax liability	623	1,061
Other current liabilities	177	336
Total current liabilities	11,454	20,825
Long-term debt, less current maturities	2,749	1,892
Long-term deferred income tax liability	182	—
Total liabilities	14,385	22,717
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,090,901 and 7,898,766, respectively, issued and outstanding	81	79
Additional paid-in capital	18,429	16,904
Treasury stock, at cost, 8,061 shares	(196)	(196)
Retained earnings	12,690	8,766
Accumulated other comprehensive income	1,580	446
Total stockholders’ equity	32,584	25,999
Total liabilities and stockholders’ equity	$46,969	$48,716

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2006	2005	2004
Revenues	$73,954	$57,121	$44,585
Cost of revenues	49,580	36,154	28,682
Gross profit	24,374	20,967	15,903
Product development	422	330	259
Marketing and sales	4,316	4,284	3,768
General and administrative	11,155	10,514	7,800
Operating income	8,481	5,839	4,076
Other income (expense)
Gain (loss) on foreign currency transactions	(349)	133	(155)
Interest income	410	162	39
Interest expense	(175)	(199)	(253)
Other income, net	145	149	59
Income before income taxes	8,512	6,084	3,766
Income tax expense	3,383	1,756	1,152
Net income	$5,129	$4,328	$2,614
Earnings per share:
Basic	$0.64	$0.55	$0.34
Diluted	$0.62	$0.53	$0.34
Weighted-average shares of common stock outstanding:
Basic	7,974	7,829	7,608
Diluted	8,226	8,179	7,754

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

							Accumulated
				Additional			Other	Total
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2004		7,594,900	$ 76	$ 14,253	$ (196)	$ 2,611	$ 1,070	$ 17,814
Net income	$ 2,614	—	—	—	—	2,614	—	2,614
Unrealized loss on securities, net of $1 tax	(1)	—	—	—	—	—	(1)	(1)
Common stock options and warrants exercised	—	134,500	1	648	—	—	—	649
Foreign currency translation adjustment	544	—	—	—	—	—	544	544
Total comprehensive income	$ 3,157

Balance, December 31, 2004		7,729,400	77	14,901	(196)	5,225	1,613	21,620
Net income	$ 4,328	—	—	—	—	4,328	—	4,328
Unrealized gain on securities	5	—	—	—	—	—	5	5
Common stock options and warrants exercised	—	169,366	2	698	—	—	—	700
Vesting of performance-based stock options	—	—	—	778	—	—	—	778
Dividends paid, $0.10 per share	—	—	—	—	—	(787)	—	(787)
Tax benefit from stock options exercised	—	—	—	527	—	—	—	527
Foreign currency translation adjustment	(1,172)	—	—	—	—	—	(1,172)	(1,172)
Total comprehensive income	$ 3,161

Balance, December 31, 2005		7,898,766	79	16,904	(196)	8,766	446	25,999
Net income	$ 5,129	—	—	—	—	5,129	—	5,129
Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax (Note 1)	—					(194)		(194)
Unrealized loss on securities	(3)	—	—	—	—	—	(3)	(3)
Common stock options and warrants exercised	—	192,135	2	761	—	—	—	763
Stock compensation expense	—	—	—	234	—	—	—	234
Dividends paid, $0.125 per share	—	—	—	—	—	(1,011)	—	(1,011)
Tax benefit from stock options exercised	—	—	—	530	—	—	—	530
Pension and other post retirement plans	71	—	—	—	—	—	71	71
Foreign currency translation adjustment	1,066	—	—	—	—	—	1,066	1,066
Total comprehensive income	$ 6,263

Balance, December 31, 2006		8,090,901	$ 81	$ 18,429	$ (196)	$ 12,690	$ 1,580	$ 32,584

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,129	$4,328	$2,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,151	1,558	1,673
Amortization	287	282	324
Provision for bad debt	(80)	128	(86)
Provision for inventory obsolescence	71	253	(46)
Deferred income taxes	(164)	(1,126)	(219)
Stock-based compensation expense	234	778	—
Excess tax benefit on exercise of stock options and warrants	(529)	527	—
(Gain) loss on sale/disposal of property and equipment	—	(23)	3
(Gain) on sale of marketable securities	(139)	(102)	(55)
Change in operating assets and liabilities:
Accounts receivable	861	(1,609)	(88)
Inventories	1,120	(3,434)	(1,930)
Other current assets, including prepaid expenses	9	(782)	(269)
Accounts payable	(784)	(74)	2,128
Customer deposits	(9,947)	7,727	1,931
Accrued expenses	654	1,168	602
Income taxes payable	16	(469)	1,534
Other current liabilities	(171)	(163)	34
Net cash provided by (used in) operating activities	(1,282)	8,967	8,150
Cash Flows from Investing Activities
Purchase of marketable securities	(23,866)	(29,137)	(12,202)
Proceeds from sale of marketable securities	30,280	22,720	10,009
Acquisition of property and equipment	(5,262)	(3,781)	(2,879)
Purchase of intangible assets	—	(235)	—
Proceeds from sale of property and equipment	30	52	—
(Increase) decrease in other assets	(66)	(227)	(47)
Net cash provided by (used in) investing activities	1,116	(10,608)	(5,119)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,884	—	599
Repayment of long-term debt	(932)	(1,048)	(794)
Cash dividend distribution	(1,011)	(787)	—
Tax benefit from stock options	529	—	—
Proceeds from issuance of common stock, net	764	700	649
Net cash provided by (used in) financing activities	1,234	(1,135)	454
Effect of exchange rate changes on cash	247	(663)	341
Net increase (decrease) in cash and cash equivalents	1,315	(3,439)	3,826
Cash and cash equivalents, beginning of year	4,573	8,012	4,186
Cash and cash equivalents, end of year	$5,888	$4,573	$8,012
Supplemental disclosures of cash flow information:
Cash paid for interest	$151	$185	$232
Cash paid for income taxes	$2,712	$3,110	$171

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. Gaming Partners International Corporation, a Nevada corporation (“GPIC”) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “we,” “us,” or “our.” The name change was approved by a vote of stockholders at the Company’s annual meeting held on May 26, 2004. The Company’s established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K® brands remain unchanged. The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International U.S.A., Inc., or GPI USA. The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS, or GPI SAS. The Company’s subsidiary, Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V., or GPI Mexicana.

A Combination Agreement was executed on September 12, 2002, combining GPIC (formerly known as Paul-Son Gaming Corporation) with GPI SAS (formerly known as Etablissements Bourgogne et Grasset S.A.). At the closing, the businesses of GPIC, GPI SAS and GPI SAS’ then wholly-owned subsidiary, the former Bud Jones Company, Inc., or Bud Jones, were combined, with GPI SAS and Bud Jones becoming wholly-owned subsidiaries of GPIC, or the Combination. The Combination was accounted for as a purchase transaction for financial accounting purposes. Because the former GPI SAS stockholders owned a majority of the outstanding GPIC common stock as a result of the Combination, the Combination was accounted for as a reverse acquisition in which GPI SAS is the purchaser of GPIC. On December 31, 2002, Bud Jones merged into GPI USA, which was a wholly-owned subsidiary of GPIC and GPI USA was the surviving entity. Bud Jones was a gaming supply manufacturing company, which was also headquartered in Las Vegas. Both former operations (GPI USA and Bud Jones) have been consolidated into one facility at the Company’s headquarters in Las Vegas, Nevada with the new name of GPI USA.

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, wheels, gaming furniture, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA and GPI Mexicana. The assets and liabilities of our inactive former wholly-owned subsidiary, Authentic Products, Inc. were transferred into GPIC during the second quarter of 2004. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

A summary of our significant accounting policies follows:

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

The Company maintains cash and cash equivalents at a bank in excess of the federally insured limit of $100,000. The Company believes it is not exposed to any significant credit risk.

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

Accounts Receivables and Customer Deposits

We perform ongoing credit evaluations of our customers and generally require up to a fifty percent deposit for manufactured or purchased products at the discretion of management. These customer deposits are classified as a current liability on the consolidated balance sheets.

We also maintain an allowance for doubtful accounts (See Note 12.) We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance is maintained for all customers, based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s inability to meet its financial obligations.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under SFAS 115, our securities are classified as available-for-sale and, as such, are carried at fair value with unrealized holding gains and losses excluded from earnings and reported within accumulated other comprehensive income. The first-in, first-out method is used to determine the cost of securities disposed of. Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. These investments are primarily held with one major financial institution in our name.

Inventories

Inventories are stated at the lower of cost or market, net of write-downs for slow-moving, excess and obsolete items. Cost is determined using the weighted-average method in France and the first-in, first-out method in the United States. Finished goods inventories consist of dice, cards, chips, other gaming equipment and supplies.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost, net of depreciation. We include capitalized lease equipment in our property and equipment for financial statement purposes. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements	10-40
Furniture and equipment	3-12
Vehicles	4- 7

Goodwill and Other Intangible Assets

Effective November 1, 2002, in connection with the implementation of SFAS 142, “Goodwill and Other Intangible Assets,” economic goodwill and trademarks with indefinite useful lives are not amortized. We review goodwill and all intangible assets with indefinite lives for impairment, annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. We completed the annual goodwill impairment test as of December 31, 2006 and December 31, 2005, and as a result of this test, no impairment of goodwill was deemed necessary.

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

Income Taxes

We use SFAS 109, “Accounting for Income Taxes,” for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carry forwards.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

GPIC and our subsidiaries file separate income tax returns in our respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Foreign Currency Transactions

The financial statements of GPI SAS are measured using the Euro as the functional currency. Assets and liabilities of GPI SAS are translated into the U.S. dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS 52, “Foreign Currency Translation” and are shown within accumulated other comprehensive income.

For GPI Mexicana, the U.S. dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income, (expense).

Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

Comprehensive income includes net income, unrealized gains and losses on available-for-sale securities recorded net of tax, pension related costs, and cumulative foreign currency translation adjustments.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, write-downs of slow moving, excess and obsolete inventories, estimates for the recoverability of long-lived assets, litigation, claims and assessments; and/or the recoverability of goodwill. Actual results could differ from those estimates and assumptions.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. We had no impairment losses for each of the three years in the period ended December 31, 2006.

Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 14 for the presentation of the one business segment by geographic area.) Long-lived assets are principally real estate and production assets.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment”, which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires companies to measure compensation costs for share-based payments including stock options, to employees and non-employees, at fair value and to expense such compensation over the service period beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 is no longer an alternative to financial statement recognition.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense being recorded only for performance based options granted to the Chief Executive Officer. Prior period financial statements have not been adjusted to reflect fair value expense of share-based compensation for awards issued prior to the adoption of SFAS 123(R).

On January 1, 2006, the Company adopted SFAS 123(R), using a modified prospective application. Accordingly, prior period amounts have not been restated. For the year ended December 31, 2006, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on the previously determined grant date fair values. The Company attributes expense for fair value share-based payments on a straight-line basis over the vesting period of the awards, for pro forma disclosure prior to and post adoption of SFAS 123(R).

We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123(R) requires that forfeitures be estimated at the grant date and reflected in current expense measurements. Prior to adopting SFAS 123(R), we reduced pro forma share-based compensation expense when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. The expected term considers the contractual term of the options as well as the historical exercise and termination behavior. Risk free rate is based on United States Treasury rates appropriate for the expected term.

Earnings per Share or “EPS”

In accordance with SFAS 128, “Earnings per Share,” basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

We have outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years.

Reclassifications

Certain 2004 and 2005 amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on revenues, net income, or total assets.

These reclassifications include administrative expenses incurred by our manufacturing facility in Mexico, which were initially recorded as general and administrative expenses in the prior years and are now in cost of revenues; interest income which was previously shown in other income, net; and the consolidated balance sheet presentation of long-term marketable securities to be consistent with the 2006 presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed an initial evaluation of the impact of the adoption of FIN 48 and determined that adoption will not have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered by management in

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

quantifying a current year misstatement by evaluating errors using both a balance sheet and an income statement approach and concluding whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006. We applied the guidance in SAB 108 in the fourth quarter of 2006.

During our 2006 year-end financial closing process, we discovered that, as the result of an error related to our conversion of fixed asset software in late 2003, depreciation was improperly recorded on a group of assets in 2005 and 2004. This error caused depreciation expense to be understated by $240,000 and $54,000 for the years ended December 31, 2005 and 2004, respectively.

SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. We have analyzed these amounts both quantitatively and qualitatively and have concluded that they are not material to the periods affected. Accordingly, these errors are reflected as a cumulative adjustment reduction to retained earnings of $194,000, net of tax, as of January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year-end December 31, 2006. We have assessed the impact of the adoption of SFAS 158 on its financial statements. For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 15 of the Consolidated Financial Statements in our Form 10-K.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company lacks the fair value option for an eligible item, changes in that item’s fair value and subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Marketable Securities

Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. As of December 31, marketable securities consisted of the following (in thousands):

	2006			2005
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gains	Fair Value
Current marketable securities	$4,707	$3	$4,710	$9,066	$9	$9,075
Long-term marketable securities	$683	$—	$683	$1,645	$—	$1,645

Long-term marketable securities include 500,000 Euros ($658,500 at December 31, 2006) which must be maintained as a minimum balance as security for a loan obtained in June 2006. See Note 8.

Note 3.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2006	2005
Raw materials	$7,198	$6,356
Work in process	1,486	2,302
Finished goods	1,731	2,272
	10,415	10,930
Less: inventory valuations reserves	(1,164)	(1,035)
Inventories	$9,251	$9,895

Note 4.   Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2006	2005
Refundable value-added tax	$425	$533
Current deposits	984	732
Other assets	88	23
Other current assets	$1,497	$1,288

Note 5.   Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2006	2005
Land	$1,763	$1,645
Buildings and improvements	7,797	5,790
Furniture and equipment	17,261	13,104
Vehicles	740	656
	27,561	21,195
Less: accumulated depreciation	(12,994)	(9,983)
Property and equipment, net	$14,567	$11,212

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Property and Equipment (Continued)

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2,151,000, $1,558,000 and $1,673,000, respectively.

Note 6.   Goodwill and Other Intangible Assets:

Goodwill and other intangible assets consist of the following at December 31 (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill(1)	$1,591	$(67)	$1,524	$1,450	$(64)	$1,386	Indefinite
Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(725)	517	1,242	(628)	614	8 to 14
Customer relationships	432	(357)	75	432	(296)	136	7
Non-compete agreements	730	(660)	70	730	(534)	196	5 to 6
Subtotal other intangibles	3,024	(1,779)	1,245	3,024	(1,495)	1,529
Total intangibles	$4,615	$(1,846)	$2,769	$4,474	$(1,559)	$2,915

(1)          The amount of goodwill related to GPI SAS for 2006 and 2005 above, included the net effect of foreign currency exchange of $150,000 and $12,000, respectively.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $287,000, $282,000 and $324,000, respectively.

Estimated Amortization Expense for the Years Ending December 31,
(in thousands)
2007	$222
2008	122
2009	77
2010	31
2011	31
Thereafter	179
Total	$662

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2006	2005
Accrued salaries and wages	$1,223	$977
Accrued vacation, bonuses and other employee costs	2,807	1,846
Accrued interest	6	9
Accrued sales taxes	132	157
Accrued sales commissions	100	148
Other accrued expenses	289	450
Accrued expenses	$4,557	$3,587

Note 8.   Long-Term Debt and Pledged Assets

Long-term debt consists of the following at December 31 (in thousands):

	2006	2005
Note payable due to a commercial bank in quarterly installments of 80,638 Euros ($106,200 at December 31, 2006) including interest of 3.4% through June 2011	$1,793	$—
Note payable due to a commercial bank in quarterly installments of 110,659 Euros ($147,738 at December 31, 2006) including a fixed interest rate of 5.10% through February 2008. This note is guaranteed by the majority stockholder	702	1,103
Note payable to bank in monthly installments of approximately $7,300 including variable interest (approximately 9.125% and 8.0% at December 31, 2006 and 2005 respectively) commencing April 1, 2002 with a maturity date of March 1, 2012 and an approximate $883,000 balloon payment. The note is secured by a first deed of trust on our headquarters in Las Vegas, Nevada	948	959
Note payable to commercial bank, at a fixed rate of 3.6%, payable in monthly installments of 4,720 Euros ($6,216 at December 31, 2006) through May 2011, collateralized by office and production buildings in France	304	328
Other capital lease obligations with varying fixed rates and maturities	49	152
Capital lease obligation payable for equipment, fixed interest rate of 8.309% payable in monthly installments of approximately $11,000 through March 4, 2006	—	37
Various notes payable to commercial banks, with fixed interest rates from 3.5% to 5.4% with principal and interest payments due monthly through 2006	—	29
Principal balance	3,796	2,608
Less: current portion	(1,047)	(716)
Long-term debt	$2,749	$1,892

In June 2006, GPI SAS entered into a 1.5 million Euro (approximately $1.9 million) loan agreement with a French bank. The loan has a five-year term at a fixed rate of 3.40% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI SAS’ marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 Euros (see Note 2). There are no prepayment penalties or acceleration payment provisions in the loan agreement. The proceeds of the loan are being used primarily to purchase (or to replace available cash previously used to purchase)

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Long-Term Debt and Pledged Assets (Continued)

part of the production equipment that will total approximately 2.0 million Euros (approximately $2.6 million). The production equipment is being used to increase the production capacity at GPI SAS’ facility in France due to increased demand.

In February 2001, GPI SAS borrowed approximately $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly until February 2008. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI SAS loan agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI SAS. Specifically, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. GPI SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were 0.27 and 0.17, respectively, as of December 31, 2006.

GPI USA entered into a $995,000 loan transaction with a federal savings bank on March 5, 2002. The interest rate equals the greater of 8% per annum (“Floor Rate”) or 362.5 basis points over the average of the London Interbank Offered Rates (“LIBOR”) for six month dollar deposit in the London market based on quotations of major banks. The interest rate shall not be less than the Floor Rate or more than 12% per annum, nor shall the interest rate increase or decrease by more than two percentage points per annum during any twelve month period or one-half percentage point per annum during any three month period. The maturity date is March 1, 2012. The Loan is payable in arrears in equal monthly installments of principal and interest of approximately $7,300 (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through and including March 1, 2012, at which time the entire remaining principal balance of approximately $883,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing (“Deed of Trust”) encumbering the Company’s Las Vegas, Nevada headquarters. GPIC executed a Guaranty in favor of this federal savings bank by which GPIC guaranteed the obligations of GPI USA under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. The Loan may now be prepaid in part or in whole at any time without a prepayment premium. The Deed of Trust restricts GPI USA from encumbering or transferring (1) the Company’s Las Vegas, Nevada headquarters; and (2) ownership interests in GPI USA. Further, the Deed of Trust also grants to this federal savings bank a security interest in GPI USA’s personal property, including, but not limited to, inventory, machinery, furniture, fixtures, licenses and income.

On May 7, 2004, GPI SAS entered into a 350,000 Euro (approximately $423,000 at the May 7, 2004 exchange rate) loan transaction with a French bank, for the purposes of building expansion in France. Monthly principal and interest payments are 4,720 Euro; with an interest rate is 3.6%, fixed per annum. The loan is secured by a mortgage on the building premises and is due May 2011.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Long-Term Debt and Pledged Assets (Continued)

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2006 are as follows (in thousands):

	Capital Leases	Long-Term Debt
2007	$44	$1,008
2008	10	610
2009	—	483
2010	—	501
2011		258
Thereafter	—	887
Total	54	$3,747
Less: amount representing interest	(5)
Present value of minimum lease payments	49
Less: current portion	(39)
Long-term portion of obligations under capital leases	$10

Note 9.   Commitments and Contingencies

Operating Lease Obligations

The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2006 (in thousands):

2007	$470
2008	418
2009	224
2010	46
2011	27
Thereafter	27
Total minimum lease payments	$1,212

Rent expense totaled $361,000, $267,000 and $285,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings and Contingencies

We are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

On or about August 25, 2006, the Company received a 60 day notice from the Center for Environmental Health (“CEH”), a private environmental advocacy firm, stating that CEH intended to bring suit against the Company in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”). Previously, a number of card room operators throughout California received similar 60 day notice letters

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Commitments and Contingencies (Continued)

from CEH alleging they failed to meet warning requirements contained in the Act. We have sold gaming chips to some of these card room operators. The Act requires, among other things, that certain businesses in California must provide a “clear and reasonable warning” if they expose persons to chemical listed by the State of California as a carcinogen and/or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Level” for that chemical. Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief. In this case, the environmental group alleges that gaming chips contain lead and/or lead compounds and that no warning was given by the card room operators to its employees or customers. We have engaged outside counsel who is pursuing discussions with counsel for CEH. We have entered into a joint defense agreement with several of the card room operators and a tolling agreement with CEH in order to continue discussions. No litigation has been commenced in the matter to date. In the meantime, we are now providing a Proposition 65 warning on all gaming chips sold in the State of California. We are pursuing rigorous efforts to reformulate our gaming chips to eliminate the need to provide such warnings in connection with future chip sales. While the maximum amount of statutory penalties for failing to provide a required Proposition 65 warning are substantial, based on our preliminary analysis, we do not believe that our liability, if any, in this matter will have a material adverse effect on us or our business, operations or financial position.

The Company underwent sales tax audits for four parishes in the state of Louisiana. As of December 31, 2006, all sales taxes were paid and current. The only unresolved issues concern the calculation and assessment of interest and penalties in two parishes for which an accrual has been made at December 31, 2006.

On April 5, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Natalie Gordon v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation, was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00448-RCJ-RJJ. The complaint seeks class certification, unspecified damages, costs and expenses, and equitable relief against the Company, its directors and certain executive officers. The complaint was served on the Company on April 6, 2007. The Company has engaged counsel and intends to vigorously defend against the claims presented.

Commitments

On October 25, 2001, GPI SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in the fourth quarter of 2004. Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology and later the other 50% of its rights in the subject patents also to International Game Technology. The agreement grants GPI SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute gaming chips and readers in the United States under the patents for a gaming chip tracking system and method, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or RFID technology. The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Commitments and Contingencies (Continued)

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a certain amount of raw material initially, $569,000 in the first year, and $711,000 per year for the years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of December 31, 2006, GPIC had purchased more than the minimum required by the agreement.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate to approximately $467,000 as of December 31, 2006.

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

	2006	2005	2004
Current:
U.S. Federal	$—	$50	$(274)
U.S. State	(9)	(5)	36
France	2,929	2,794	1,609
Total Current	2,920	2,839	1,371
Deferred:
U.S. Federal	355	(1,036)	41
U.S. State	(6)	32	4
France	114	(79)	(264)
Total Deferred	463	(1,083)	(219)
Provision for income taxes	$3,383	$1,756	$1,152

Pre-tax income (loss) consisted of the following (in thousands):

	2006	2005	2004
U.S.A.	$40	$(5)	$(266)
France	8,472	6,089	4,032
Pre-tax income	$8,512	$6,084	$3,766

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Income Tax Matters (Continued)

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2006	2005	2004
Computed expected income tax expense	34.0%	34.0%	34.0%
Adjustments:
Foreign dividends and IRC Sec 78 and 956 inclusions net of foreign tax credits	(13.4)%	31.9%	16.6%
State taxes	0.1%	0.4%	0.7%
Change in valuation allowance	18.9%	(35.9)%	(16.0)%
French gain (loss) on U.S. note receivable	(0.5)%	4.2%	(3.1)%
Subpart F income adjustment	1.2%	(6.8)%	—
Other, net	(0.6)%	1.1%	(1.6)%
Income tax expense	39.7%	28.9%	30.6%

In 2005 and 2006, GPI USA received non-cash dividends from GPI SAS. In addition, management intends to distribute additional future non-cash dividends from GPI SAS to GPI USA. Management believes that the taxable income resulting from these dividends will result in full utilization of prior accumulated losses in the United States. Accordingly, we have not provided a valuation allowance related to United States operating losses and other deferred tax assets, exclusive of foreign tax credits. The aforementioned dividends generate foreign tax credits which expire in 2015 and 2016 if not utilized. The Company has established a valuation allowance related to these foreign tax credits for amounts which are estimated to expire before usage.

For state income tax purposes, the Company has approximately $151,000 in net operating loss carry forwards. These net operating loss carry forwards expire in 2007 through 2021. The determination of the state net operating loss carry forwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carry forwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws. The Company continues to record a full valuation allowance on state deferred assets due to the uncertainty of future state taxable income.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Income Tax Matters (Continued)

The primary components of the net deferred income tax assets at December 31 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Operating loss carry forwards	$155	$988
Bad debt reserves and inventory	564	609
French deferred assets	552	479
Stock compensation	362	284
Intangibles	384	357
Tax credits	5,417	2,432
Foreign Currency Translation	135	203
Other	109	78
Total gross deferred tax assets	7,678	5,430
Less: valuation allowance	(4,178)	(1,664)
Total net deferred tax assets	3,500	3,766
Deferred tax liabilities:
Excess book basis in shares of GPI SAS	1,393	1,693
Fixed assets	59	101
French deferred liabilities	379	394
Other	26	32
Total deferred tax liabilities	1,857	2,220
Deferred tax asset (liability), net	$1,643	$1,546

We have provided deferred taxes on the excess book basis in the shares of GPI SAS, as the Company intends to distribute non-cash dividends from our French subsidiary in 2007.

GPIC and GPI USA are being audited by the United States’ Internal Revenue Service for the tax year 2004. We are not aware of any concerns or findings.

The French Tax Administration has completed their audit of GPI SAS for tax years 2004, 2005 and 2006. On March 29, 2007, we received a notice seeking additional taxes of 550,963 Euros ($735,354 at March 31, 2007) be paid based on their findings. GPI SAS disagrees with their analysis and expects a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

Note 11.   Stock Option Programs, Warrants and Stock-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (the “Incentive Plan”) and the 1994 Directors’ Stock Option Plan (the “Directors’ Plan”). The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. On July 29, 1996, the Board of Directors amended and the stockholders subsequently approved an increase in the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares. In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Stock Option Programs, Warrants and Stock-Based Compensation Expense (Continued)

grant vesting at the end of each year, however, the vesting schedule for individual participants may vary. The options granted under the Incentive Plan expire 10 years after the date of the grant.

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the tenth anniversary of the date of grant, nine months after retirement or two years after death. Options covering 20,500 shares were granted to non-employee directors during the period of January 1, 2006 through December 31, 2006, at a weighted-average exercise price of $18.97 per share. The following is a summary of option activity for the years ended December 31, 2004, 2005 and 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2003	558,000	$4.94
Granted	12,500	8.44
Canceled	(2,000)	3.40
Exercised(1)	(79,500)	8.18
Outstanding at December 31, 2004	489,000	4.92
Granted	28,500	14.28
Canceled	—	—
Exercised(2)	(89,866)	7.77
Outstanding at December 31, 2005	427,634	4.95
Granted	20,500	18.97
Canceled	—	—
Exercised(3)	(100,634)	7.58
Outstanding at December 31, 2006(4)	347,500	$5.02	5.6 years	$4,563
Exercisable at December 31, 2006(4)	131,500	$5.97	5.0 years	$1,598

(1)          Does not include warrants of 55,000 that were exercised during the fourth quarter of 2004.

(2)          Does not include warrants of 79,500 that were exercised during 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Stock Option Programs, Warrants and Stock-Based Compensation Expense (Continued)

(3)          Does not include warrants of 91,501 that were exercised during 2006.

(4)          All warrants have been exercised or expired as of December 31, 2006

A maximum of 1,000,000 and 150,000 shares, of common stock have been reserved for issuance under the Incentive Plan and the Directors’ Plan, respectively. The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date. None of the options can be granted at less than the fair market value of our common stock on the date of grant.

Pursuant to the terms of his employment agreement, our Chief Executive Officer was granted 100,000 stock options in 2002 under our Incentive Plan, which vest if and when we report audited net profit after tax of at least $2.0 million. These performance-based options are therefore subject to variable accounting. Compensation expense of $778,000 was recorded in the fourth quarter of 2005 when we assessed that it was probable that the performance vesting condition would be met. The compensation expense was measured based on the intrinsic value of the performance options as of December 31, 2005.

Prior to the Combination with GPI SAS, GPIC had granted options, warrants, or other convertible securities or rights to purchase GPIC common stock to some of GPI USA’s employees and directors. As part of the consideration for the GPI SAS shares in connection with the Combination, GPIC issued to the former stockholders of GPI SAS, antidilutive warrants to purchase that number of shares of GPIC common stock which equals the total number of shares of GPIC common stock issuable pursuant those options, warrants, or other convertible securities or rights to purchase GPIC common stock which were outstanding immediately prior to the closing. The former stockholders of GPI SAS can only exercise those antidilutive warrants, however, if, when and to the extent that GPIC issues common stock upon exercise or conversion of any of those options, warrants, securities or rights. The antidilutive warrants will expire 30 days after the date on which GPIC notifies the antidilutive warrant holder that the last of those options, warrants, securities or rights has been exercised, canceled or terminated. The purpose of the warrants is to provide antidilutive protection to the former stockholders of GPI SAS in the event any of those options, warrants, securities or rights are exercised after the closing.

The former GPI SAS stockholders were issued warrants to purchase an aggregate of 459,610 shares, of which 84,610 warrants were immediately exercised at the close of the Combination, 55,000 warrants were exercised in the fourth quarter of 2004, and 79,500 warrants were exercised during 2005 and 91,501 were exercised during 2006. In addition, 149,000 warrants were cancelled or terminated on November 17, 2005. As such, there were no warrants remaining at December 31, 2006.

Stock-Based Compensation Expense

The following table summarizes our reported share-based compensation expense included in our consolidated statements of income as of December 31, 2006:

General and administrative stock option share-based compensation	$234,180
Tax benefit	(84,305)
Total share-based compensation, net of tax	$149,875

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Stock Option Programs, Warrants and Stock-Based Compensation Expense (Continued)

The following table compares net income, including SFAS 123(R) share-based compensation net of tax of $149,875, reported as of December 31, 2006 compared to the prior period’s pro forma SFAS 123 fair value compensation for the years 2005 and 2004, respectively, net of tax, under which no compensation cost was required to be recognized, (in thousands, except per share amounts):

	2006	2005	2004
Reported net income	$5,129	$4,328	$2,614
Pro forma stock-based compensation, net of tax	—	501	—
Additional pro forma stock-based compensation, net of tax	—	(565)	(97)
Comparative net income	$5,129	$4,264	$2,517
Basic EPS as reported	$0.64	$0.55	$0.34
Basic EPS (prior year pro forma)	$0.64	$0.54	$0.33
Diluted EPS as reported	$0.62	$0.53	$0.34
Diluted EPS (prior year pro forma)	$0.62	$0.52	$0.32

A summary of the status of the Company’s stock option plans at December 31, 2006, 2005 and 2004 is presented in the table below:

	2006	2005	2004
Option valuation assumptions:
Dividend yield	None	None	None
Expected volatility	98.3%	111.9%	64.0%
Risk free interest rate	4.79	4.73	3.63
Expected term of options	5.6	5.6	2.0
Weighted average fair value of options granted during the year	$14.31	$11.20	$1.67
Exercises under all share-based payment arrangements:
Cash received, net	$764,074	$699,431	$649,000
Tax benefit realized for tax deductions from option exercises	$529,000	$527,000	$—

For the year ended December 31, 2006, the total intrinsic value of options exercised was $1,321,831; the total intrinsic value of warrants exercised was $1,816,571.

As of December 31, 2006, there was a total of $192,526 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows:

2007	$113,248
2008	60,564
2009	18,714
Thereafter	—
Total	$192,526

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Allowance for Doubtful Accounts

We record, based on periodic reviews of our accounts receivables, allowances for estimated uncollectible trade accounts receivable. A summary of provisions for estimated bad debts and the related write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Years Ended December 31,	Beginning of Year Balance	Provisions	Write-offs, Net of Recoveries	End of Year Balance
2006	$398	$(63)	$—	$335
2005	$296	$189	$(87)	$398
2004	$382	$37	$(123)	$296

Note 13.   Related Party Transactions

We lease two manufacturing facilities totaling 66,500 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease was extended in April 2004, for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis. Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from the General Manager of GPI Mexicana’s brother at approximately $800 per month.

An employee of our manufacturing facility in Mexico also owns and operates a small independent machine shop. In 2006, we used his machine shop to build small metal parts. For the fiscal year ended December 31, 2006, GPI USA paid this employee, through his business, approximately $30,000.

Neither of these two employees are a director nor an executive officer. The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game equipment and have determined that we operate in one operating segment—casino game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit. The following tables present certain data by geographic area as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Net sales to external customers:
U.S.A.	$29,369	$28,675	$23,609
Europe	6,697	4,802	4,921
Asia	33,595	20,523	12,513
Other(1)	4,293	3,121	3,542
Total consolidated net sales to external customers	$73,954	$57,121	$44,585

(1)          Includes Canada, Africa, Australia, South America and other countries.

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2006	2005	2004
Revenues:
Casino chips	$53,605	$37,959	$26,566
Table layouts	5,124	4,949	4,516
Playing cards	4,183	3,906	4,440
Gaming furniture	2,918	2,576	1,843
Dice	2,555	2,711	2,669
Table accessories and other products	5,569	5,020	4,551
Total	$73,954	$57,121	$44,585

Sales by GPI USA are to casinos primarily in the United States and represent our entire product line; sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe. One customer comprised 19%, 29% and 14% of our total revenue for 2006, 2005 and 2004, respectively. In 2006, a different customer represented 18% of our revenue.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Business Segments (Continued)

The following table represents our property and equipment by geographic area as of December 31 (in thousands):

	2006	2005
Property and equipment, net:
United States	$5,832	$6,311
France	7,351	3,547
Mexico	1,384	1,354
Total	$14,567	$11,212

The following table represents goodwill and intangibles by geographic area as of December 31 (in thousands):

	2006	2005
Goodwill and intangibles, net:
United States	$1,445	$1,729
France	1,324	1,186
Total	$2,769	$2,915

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Pension Plan

GPI SAS sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for benefits to be paid to eligible employees at retirement based on years of participation and compensation rates in the last years prior to retirement. The following amounts relate to GPI SAS’ defined benefit pension plan as of December 31 (in thousands):

	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$224	$219	$139
Service cost	22	20	63
Interest cost	10	9	—
Actuarial loss	44	7	—
Benefits paid	(7)	—	—
Effect of foreign exchange rate changes	29	(31)	17
Benefit obligation at end of year	322	224	219
Change in plan assets:
Fair value of plan assets at beginning of year	419	468	419
Actual return on plan assets	16	15	15
Benefits paid	(7)	—	—
Effect of foreign exchange rate changes	49	(64)	34
Fair value of plan assets at end of year(1)	477	419	468
Funded status	155	195	249
Unrecognized transition asset as of April 1998, being recognized over 15 years	—	(110)	(146)
Prepaid benefit cost	$155	$85	$103

(1)          Comprised of equity securities.

Weighted-average assumptions:
Discount rate	4.25%	4.25%	4.50%
Expected return on plan assets	3.50%	3.50%	3.50%
Rate of compensation increase	2.00%	2.00%	2.00%

The accumulated benefit obligation at December 31, 2006 was $215,951.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Pension Plan (Continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132R” (“SFAS 158”). In accordance with SFAS 158, the unrealized transition asset at the beginning of the year has been entered through other comprehensive income. In 2006, we did not make any contribution to the pension plan, and we do not expect to make any contributions to the pension plan in 2007. In 2006, the prepaid benefit cost of $155,000 is recognized in the consolidated balance sheets as deposits in other assets; in 2005 the prepaid benefit cost of $85,000 was recognized in other current assets. The Company recognized the following adjustments to the consolidated balance sheets at December 31, 2006 (in thousands):

Balance sheet line items	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other assets,net	$522	$94	$616
Long-term deferred income tax liability	$159	$23	$182
Accumulated other comprehensive income	$1,509	$71	$1,580

Net pension expense for the years ended December 31 consists of the following (in thousands):

	2006	2005	2004
Service cost-benefits earned during the period	$22	$20	$18
Interest expense on benefit obligation	10	9	8
Expected return on plan assets	(16)	(15)	(14)
Actuarial loss	44	7	37
Amortization of unrecognized transition asset	(17)	(16)	(18)
Total	$43	$5	$31

Projected benefit payments from the plan as of December 31, 2006 are estimated to be as follows (in thousands):

2007	$—
2008	—
2009	48
2010
2011	—
2012 - 2016	34

At December 31, 2004 and 2005, we had an accrual of $134,000 related to payments for employees at our Mexico facility in the event they were involuntarily terminated. Based on our current understanding of Mexican labor law and having no plans to close our Mexican facility, we have eliminated this accrual as of December 31, 2006.

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

amounts contributed by the eligible employees. Eligible employees could elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2006, 2005 and 2004 under the combined plan were $52,000, $48,000 and $36,000 respectively.

Note 16.   Earnings per Share or “EPS”

In accordance with SFAS 128, “Earnings per Share”, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows:

	2006	2005	2004
Weighted-average number of common shares outstanding—Basic	7,974,066	7,828,748	7,607,900
Potential dilution from equity grants	251,670	350,042	146,300
Weighted-average number of common shares outstanding—Diluted	8,225,736	8,178,790	7,754,200

We have outstanding certain stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2006, 2005 and 2004 were approximately 13,223, 97,554 and 270,000, respectively.

Note 17.   Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following as of December 31 (in thousands):

	2006	2005
Foreign currency translation	$1,506	$440
Unrealized gain/(loss) on securities	3	6
Pension and other postretirement plans	71	—
	$1,580	$446

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Moss Adams LLP has been retained as the Company’s independent registered auditor for the fiscal year ended December 31, 2006. The consolidated financial statements of GPIC for fiscal years ended December 2005 and 2004 were audited by Deloitte & Touche LLP. No disagreements exist with these independent auditors.

Item 9A.                Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that all information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(c) as of December 31, 2006. During that evaluation, management identified material weaknesses in the Company’s disclosure controls and procedures which are discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, the end of the period covered by this annual Form 10-K, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses and therefore have exercised additional management oversight over these disclosure controls and procedures to ensure fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles.

As disclosed in the Company’s December 31, 2005 Form 10-K, management became aware of a material weakness relating to internal controls over financial reporting involving the design and operation of controls over share-based payment accounting. Specifically, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options which were granted to the Chief Executive Officer in September 2002, conditioned on the Company attaining a specific performance target. (See Item 12). Prior to filing the December 31, 2005 Form 10-K, the Company determined that variable accounting was required with respect to these particular stock options in order to comply with generally accepted accounting principles. The Company recorded the resulting compensation expense in the fourth quarter of 2005, which management had concluded was the proper period based on the considerations of the specific performance target. The Company has not granted any other such performance-based stock options or similar securities that have unknown vesting dates to any other employee or person. During 2006, the Company adopted SFAS 123(R) which requires expense be measured and recorded for each share-based payment award whereas, prior to SFAS 123(R), expense often was not recorded. In connection with the preparation of each of the Company’s Form 10-Qs and its Form 10-K, errors were identified in the calculations and disclosures related to stock options. The Company implemented a new stock option tracking system late in 2006 and the Company intends to continue to implement procedures to remediate the material weakness in the design and operation of controls over the accounting for share-based payment to ensure that the financial reporting for all share-based compensation is in compliance with generally accepted accounting principles. The errors noted were corrected in the quarter in which they were found. No quarter was materially impacted. The Company has appropriately recognized share-based payment expense in the financial statements included in this annual Form 10-K.

The Company determined that as of December 31, 2006, a material weakness existed in the Company’s financial reporting processes because, in the United States operations, which includes the corporate reporting function, the Company did not have sufficient personnel with requisite knowledge of generally accepted  accounting principles and related practices to ensure an effective closing process in the United States or to properly document the Company’s important accounting policy and transaction conclusions. The Company also did not have sufficient personnel with requisite knowledge of generally accepted accounting principles to ensure proper preparation of the financial statements and disclosures for the Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer based this conclusion on a number of factors, including:

•       The Company’s system of internal control for its United States operations requires significant reliance on detective rather than preventive controls to properly record adjustments to inventory, fixed assets and depreciation which impacts the Company’s ability to generate timely and complete consolidated financial statements.

•       During post-closing and audit processes in connection with preparing the consolidated financial statements for the year ended December 31, 2006, certain issues were discovered by management and the independent registered auditors that resulted in adjustments to these financial statements. For example, the Company had difficulty related to new disclosures in the financial statements such as SFAS 158, “Employers Accounting for Defined Pension and Other Postretirement Plans”.

The Company’s management reviewed these issues and made the proper adjustments to the consolidated financial statements. However, management concluded that the failure to discover these items in the regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of internal controls over financial reporting. Management continues to implement corrective actions where required to improve the effectiveness and timeliness of internal controls, including the enhancement of systems and procedures. The Company is in the process of evaluating accounting department needs and hired a new Chief Financial Officer in December 2006. Management also plans to provide training to existing employees and supplement the team in certain key positions.

In light of the material weaknesses described above, additional analysis and other post-closing procedures were performed to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting:

There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and current office of our executive officers and directors as of April 30, 2007, and a director nominee for election at our next annual meeting of stockholders. Our Board of Directors currently consists of seven directors. The current term of office for each of our directors expires at our next annual meeting of stockholders. We have not presently established a date for our 2007 annual meeting of stockholders.

Upon completion of the combination with B&G, on September 12, 2002, Holding Wilson S.A. and the late Francois Carrette (succeeded by his wife, Elisabeth Carrette) agreed to vote all shares of our common stock held by them in favor of the election of Eric P. Endy to the Board of Directors for a period of five years from the completion of the combination and executed an irrevocable proxy in favor of Mr. Endy. Likewise, Mr. Endy agreed to vote all shares of our common stock beneficially owned by him in the manner directed by Holding Wilson S.A. with respect to the election or removal of directors during the same five-year period and executed an irrevocable proxy in favor of Holding Wilson S.A.

Name	Age	Title
Gerard P. Charlier(4), (5)	68	President, Chief Executive Officer and Director
David W. Grimes	48	Chief Financial Officer
Laura McAllister Cox(4)	47	Chief Legal and Gaming Compliance Officer
Gay A. Nordfelt	57	Secretary
Elisabeth Carrette	62	Director
Eric P. Endy(5)	52	Director
Alain Thieffry(1)	51	Director
Robert J. Kelly(1), (2), (3), (4)	51	Director
Charles R. Henry(2), (3)	69	Director
Paul S. Dennis(1), (2)	69	Director
Martin A. Berkowitz	58	Director Nominee

(1)          Member of the Compensation Committee of the Board of Directors.

(2)          Member of the Audit Committee of the Board of Directors.

(3)          Member of the Nominating and Governance Committee of the Board of Directors.

(4)          Member of the Compliance Committee of the Board of Directors.

(5)          Member of the Directors’ Plan Committee of the Board of Directors.

Additional biographical information for each of our directors and executive officers is presented below.

Gerard P. Charlier has been a director and our President and Chief Executive Officer since September 2002. Mr. Charlier served as our Secretary from September 2002 until December 2006 and as our interim Chief Financial Officer from August 2006 to December 2006. Mr. Charlier has been President and Chief Executive Officer of GPI SAS since 1994 and President and Chief Executive Officer of the former Bud Jones Company from 2000 to 2002, when it merged into Gaming Partners International USA, Inc. Mr. Charlier worked from 1965 to 1968 for Cincinnati Milling Machine in Cincinnati, Ohio. Mr. Charlier worked for Booz Allen & Hamilton in London and Paris in 1968 and 1969. He then joined Peat Marwick Mitchell Management Consulting (now KPMG) in Paris in 1969 where he became Partner in 1975 and acted as Partner in Charge of the German Management Consulting Department from 1978 to 1982. From 1982 to 1985, Mr. Charlier served as Vice President of International Development of Dexi International, a French company specializing in the manufacture of cosmetic products distributed by party plans. From 1985 to 1988 and again from 1991 to 1994, Mr. Charlier was an independent management consultant for G.C. Management, a firm that he owned. Between 1988 and 1991, Mr. Charlier served as the General Manager in France of Arthur D. Little, a management consulting firm based in Cambridge, Massachusetts. Mr. Charlier holds a Mechanical Engineering Degree from Ecole Nationale d’Arts et Metiers in Paris (1962), a M.S. in Electrical Engineering from Stanford University, California (1963) and a MBA from INSEAD in Fontainebleau, France (1968).

David W. Grimes was appointed as Chief Financial Officer of the Company in December 2006. From 1998 through 2006, Mr. Grimes served as vice president at Artemis International, Inc., a provider of specialized natural colors and nutraceutical products. Between 1995 and 1998, he served as Chief Financial Officer and then as President and Chief Executive Officer of WFI Industries Ltd., a publicly-traded manufacturer of residential and commercial geothermal heating and air conditioning systems. Between 1988 and 1995, he served as Chief Financial Officer and Treasurer of Patton Electric Company, Inc., a manufacturer of fans, portable heaters and humidifiers, and as a financial analyst at Unisys Corporation. Mr. Grimes received a master of business administration degree from Harvard Business School and a Master of Accounting Science degree and a Bachelor of Science degree in accountancy from the University of Illinois.

Laura McAllister Cox, an attorney at law licensed to practice in New Jersey and Pennsylvania, has been Chief Legal and Gaming Compliance Officer for the Company since December 2003. Previously, Ms. McAllister Cox was an attorney for 16 years with the Atlantic City law firm of Cooper Levenson April Niedelman & Wagenheim, P.A. and became a partner of the firm in 1996. A member of the Cooper Levenson Casino Law Department, Ms. McAllister Cox represented casino operators, gaming manufacturers and distributors, and casino employees in all aspects of regulatory, licensing and litigation matters. As part of her practice, Ms. McAllister Cox handled gaming regulatory matters for GPI SAS since 1997, for the former Bud Jones Company since 2000 and for GPIC since 2002. Ms. McAllister Cox holds a Bachelor of Arts degree in Urban Studies from the University of Tennessee (1980) and a Juris Doctorate from Rutgers University School of Law (1987).

Gay A. Nordfelt was appointed as Secretary of the Company in December 2006. Ms. Nordfelt has served as Executive Secretary to Gerard P. Charlier since December 2001. She has thirty years of experience in secondary and post-secondary business education and administration and she worked as an adjunct business instructor at Utah Valley State College from 1984 to 2001. Ms. Nordfelt received an undergraduate degree in English and business education from Weber State University and a Master of Business Education Administrative Management and Organizational Behavior degree from Brigham Young University.

Elisabeth Carrette has been a director since January 2005. Mrs. Carrette is the President of the Supervisory Board of Holding Wilson, S.A., a privately-held French company that through its affiliates engages in consulting and food distribution. Holding Wilson, S.A. is the principal stockholder of the Company. Over more than two decades, Mrs. Carrette has served on both the Executive and Supervisory Boards of Holding Wilson, S.A. and helped define the strategy of the group.

Eric P. Endy has been a director since our inception in 1993. Mr. Endy was our Executive Vice President from September 2002 to March 2003, and presently serves as a consultant to us. He served as our Secretary from May 1984 to March 2003, Chairman of the Board and Chief Executive Officer from November 1998 to September 2002, President from January 1994 to September 2002 and Treasurer from July 2001 to September 2002. From May 1998 to July 1998, Mr. Endy was our Treasurer and from January 1994 to July 1995, Mr. Endy was our Chief Operating Officer. Mr. Endy was Chairman of the Board, President and Chief Executive Officer of the former Paul-Son Gaming Supplies from November 1998 to September 2002, and Executive Vice President and General Manager of the former Paul-Son Gaming Supplies from July 1990 to November 1998.

Alain Thieffry has been a director since September 2002. Mr. Thieffry has served as President of the Executive Board of Holding Wilson S.A. since February 2002. He has been an executive officer of Holding

Wilson S.A. since 1984. Since 1995, Mr. Thieffry has also served as Chief Executive Officer of Bridge Atlantic Corporation and DeRoche, S.A., wholly-owned subsidiaries of Holding Wilson S.A., and of LFR, Inc., a wholly-owned subsidiary of Bridge Atlantic Corporation. Mr. Thieffry holds masters in law and business administration and a CPA license in France.

Robert J. Kelly has been a director since February 2006. Mr. Kelly received an MBA from Harvard in 1986 and an Engineering degree from Princeton in 1977. Since 2000, Mr. Kelly has been the founder, patent holder and primary stockholder of EarthSource Inc., Raynham, Massachusetts, a waste water treatment plant. He is also a civil engineer and responsible for designing the EarthSource process and managing its operations. From 1994 to 2000, Mr. Kelly worked with LFR, Inc., an environmental engineering company and affiliate of Holding Wilson, S.A., our principal stockholder. Prior to 1994, Mr. Kelly worked as a Division Manager for OHM Corporation, a publicly-traded company that provides technology-based, on-site hazardous waste remediation environmental services, and as a Field Service Manager at IT Corporation, a publicly-traded company in the environmental engineering business, providing environmental consulting, engineering and construction and remediation services.

Charles R. Henry has been a director since June 2006. He was appointed to the Board of Directors to fill the vacancy that resulted from the resignation of Benoit Aucouturier. Mr. Henry is a retired two-star general, with 41 years of leadership experience, a distinguished military career and an advanced law degree. He is the current Chief Operating Officer and a board member of CEG Company in Rico Rica, Arizona, a leading producer of military wiring harnesses for military vehicles. Prior to that, he was a consultant in Washington D.C. for various companies on defense issues. In 2001 he was also appointed Chief Executive Officer and President of the National Veterans Business Development Corporation, part of Public Law 106-50, which was created by Congress. From 1997 to 2001, Mr. Henry served as an officer (President) of LFR Levine Fricke, an environmental management and consulting firm, which is an affiliate of the Company’s majority shareholder. Mr. Henry holds an undergraduate degree in economics from Middle Tennessee State University; he is a graduate of the United States Army War College and the United States Army Command and General Staff College; he holds degrees Woodrow Wilson Law School: J.D.; Woodrow Wilson Law School: L.L.M.

Paul S. Dennis has been a director since October 2000. Since 1977, Mr. Dennis has been President and Chief Executive Officer of Associated Health Care Management Company, Inc., Cleveland, Ohio, which manages congregate living facilities. Mr. Dennis also has served as a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and real estate investor. Mr. Dennis was an investor in, and for certain periods from 1997 to 2003 was a director and officer of, Las Vegas Care Centers, Inc., a nursing home facility in Las Vegas, Nevada. At the request of the bank, a receiver was appointed in 2001 to oversee the sale and disposition of Las Vegas Care Centers, Inc.’s assets. Mr. Dennis was previously licensed as a nursing home administrator in the states of Ohio and Nevada and was a member of the American College of Health Care Administrators.

Martin A. Berkowitz has been nominated by the Nominating Committee as a director for election at our next annual meeting of stockholders. Mr. Berkowitz would fill the director seat currently held by Mr. Dennis. Mr. Berkowitz is a consultant in the areas of financial management and business development. He was chief financial officer for the Miami-Dade County Public Schools in 2005 and 2006. From 2002 to 2004, Mr. Berkowitz held the positions of Senior Vice President and Chief Financial Officer then President and Chief Executive Officer of the National Veterans Business Development Corporation. He retired as Senior Vice President from Prudential Financial in 2000 following a twenty-five year career where he served as Comptroller of the individual insurance unit, Chief Financial Officer of the investment management business unit, and the Corporate Comptroller. He played a major role in the conversion of Prudential from a mutual insurance company to a public shareholder owned company. Mr. Berkowitz earned his Bachelor of Business Administration degree in accounting from the University of

Massachusetts, Amherst in 1970 and his Master of Business Administration from St. John’s University in 1975. He has attended executive programs at the University of Michigan, Stanford University and Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors, and stockholders holding more than ten percent of the class of stock are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all reports required under Section 16(a) filing requirements were filed as required, with the exception of certain reports on Form 4, which were inadvertently filed late by: (1) Eric P. Endy with respect to a Form 4 for a transaction on December 29, 2006, (2) Elisabeth Carrette with respect to a Form 4 for a transaction on October 23, 2006, (3) Gerard P. Charlier with respect to a Form 4 for a transaction on October 23, 2006, (4) Mary Diaz with respect to a Form 3 for an appointment on August 9, 2006, (5) Eric P. Endy with respect to a Form 4 for a transaction on June 8, 2006, (6) Eric P. Endy with respect to a Form 4 for a transaction on May 30, 2006, and (7) Paul S. Dennis with respect to a Form 4 for a transaction on May 22, 2006.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance department employees and a Code of Conduct that applies to all employees. The form of the Code of Ethics, including the Code of Conduct, is publicly available on our website at www.gpigaming.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website.

Audit Committee

The Audit Committee, a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, assists our Board of Directors in overseeing the accounting and financial reporting processes of the Company and audits of our financial statements, including the integrity of our financial statements, compliance with legal and regulatory requirements, our independent public accountants’ qualifications and independence, the performance of our internal audit function and independent public accountants, and such other duties as may be directed by our Board of Directors. The Audit Committee Charter requires that the Audit Committee consist of three or more board members who satisfy the “independence” requirements of the SEC and The NASDAQ Global Market for audit committee members. The current members of the Audit Committee are Mr. Kelly, who is the committee chair, Mr. Henry and Mr. Dennis, each of whom satisfy these independent requirements. Our Board of Directors believes that each member of the Audit Committee is able to read and understand financial statements, and that one of the members has past employment experience or background which results in his financial sophistication. While the Board of Directors endorses the effectiveness of our Audit Committee, no member of the Audit Committee currently meets the definition of an audit committee financial expert as set forth in Item 407(d)(5)(ii) of the SEC Regulation S-K. In 2006, the Audit Committee engaged the services of a financial consultant who acted as an advisor to the Audit Committee on financial issues. His services were terminated on

February 6, 2007. The Board of Directors believes that Mr. Berkowitz, our director nominee, would qualify as an audit committee financial expert upon his election to the Board of Directors at our next annual meeting of stockholders.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

Compensation Program Overview and Objectives

The Compensation Committee (for purposes of this analysis, the “Committee”) composed entirely of directors who have never served as executive officers of the Company, recommends to the Board the compensation of the Company’s executive officers and administer the Company’s 1994 Long-Term Incentive Plan (the “Incentive Plan”). Throughout this report, the individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer and Chief Legal and Compliance Officer are referred to as the “named executive officers.”

The objective of the Company’s compensation program is to (i) attract and retain individuals who are responsible for the management, development and success of the company (ii) reward named executive officers for their performance and services to the Company and (iii) encourage the named executive officers to stay with the Company.

The Committee relies upon the recommendations of the Chief Executive Officer and their own judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance shareholder value. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Committee generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. They incorporate flexibility into the compensation programs and in the assessment process to respond to and adjust for the evolving business environment. The Committee believes the most important indicator of whether the compensation objectives are being met is the Company’s ability to motivate the named executives to deliver superior performance and retain them to continue their careers with the Company on a cost-effective basis.

The Committee’s goal is for the Company to set base salaries for the named executive officers at appropriate levels which reflect the duties and scope of responsibilities of each officer’s position

Elements of Compensation

For fiscal 2006, the principal elements of compensation for named executive officers were base salary; standard employee benefits such as health, dental, vision, and life insurance, 401(k) retirement participation; and other perquisites and personal benefits. In the past, some named executive officers have also been eligible to receive incentive compensation in the form of stock options under the Incentive Plan. The Incentive Plan expired in January 2004, except as to the stock options outstanding on that date. Stock options are priced at the market value of the Company’s common stock on the date of grant, and typically subject to a four-year vesting period with exercisability dependent on continued employment. None of the named executive officers received a stock option grant in fiscal 2006.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Although the Committee believes that the Company’s overall financial performance is an important factor in the total compensation of the named executive officers, no specific quantitative factors are applied in making compensation recommendations. The Committee also recognizes qualitative factors such as successful supervision of the Company’s operations, established relationships with key customers and key gaming industry representatives and regulators and the development of corporate projects and new products.

Perquisites and Other Personal Benefits

The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided named executive officers.

Perquisites and other personal benefits provided to certain named executive officers include a housing allowance for housing in Las Vegas, tax preparation services, certain medical expense reimbursements, use of a company automobile or a car allowance, and a severance payment upon termination of employment without cause, as more fully discussed under Potential Payments upon Termination or Change of Control below.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Gerard P. Charlier,	2006	$244,325	(1)	—		—	—	—	—	$62,343	(5)	$306,668
Chief Executive Officer
and President
David W. Grimes,	2006	$4,308	(2)	—		—	—	—	—	$300	(6)	$4,608
Chief Financial Officer
Laura McAllister Cox,	2006	$200,000		$7,692	(4)	—	—	—	—	$11,982	(7)	$219,674
Chief Legal and
Gaming Compliance Officer
Melody Sullivan	2006	$117,692	(3)	—		—	—	—	—	$103,219	(8)	$220,911
[Former Chief Financial Officer]

(1)                Mr. Charlier is President and CEO of GPIC; he received an annual salary of $100,000 from GPI USA and 115,000 Euros (approximately $144,325 as of December 31, 2006) from GPI SAS.

(2)                Mr. Grimes was appointed as the CFO effective December 7, 2006. This amount reflects the portion of his $160,000 annual salary paid during the 2006 fiscal year.

(3)                Ms. Sullivan resigned as CFO effective August 9, 2006. This amount reflects the portion of her $180,000 annual salary earned during the 2006 fiscal year.

(4)                This amount represents a 2-week holiday bonus.

(5)                This amount reflects housing in the United States in the amount of $19,555, tax preparation expenses in the United States in the amount of $1,500, automobile expense in the United States in the amount of $1,113, insurance (health, dental and life) in the United States in the amount of $4,461, housing expense in France in the amount of 12,960 Euros ($16,265), automobile expenses in France in the amount of 13,953 Euros ($17,511), and medical insurance in France in the amount of 1,544 Euros ($1,938).

(6)                This amount reflects automobile expense in the amount of $300 in 2006. In 2007, he will be entitled to receive automobile allowance in the amount of $7,200; as well as health, dental, vision and life insurance premiums; and 401(k) match.

(7)                This amount reflects $7,200 in automobile allowance, $1,053 insurance (dental, vision and life) and $3,729 in 401(k) match paid in 2006.

(8)                As a severance payment, Ms. Sullivan is entitled to receive six months of her annual salary, or $90,000, of which $62,308 was paid in 2006. She also received in $29,077 in vacation, $4,708 auto expense, $3,103 insurance and $4,023 in 401(k) match.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerard P. Charlier	100,000	—	—	3.40	12/31/10	—	—	—	—
Gerard P. Charlier	—	200,000	—	3.40	9/12/12	—	—	—	—
David W. Grimes	—	—	—	—	—	—	—	—	—
Laura McAllister Cox	—	—	—	—	—	—	—	—	—
Melody Sullivan	—	—	—	—	—	—	—	—	—

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit		Payments During Last Fiscal Year
Gerard P. Charlier	GPI SAS Retirement Plan	13 years	$38,551	(1)	—
David W. Grimes	—	—	—		—
Laura McAllister Cox	—	—	—		—
Melody Sullivan	—	—	—		—

(1)          The present value of accumulated benefit is 29,272 Euros or $ 38,551 at the end of 2006.

Potential Payments upon Termination or Change of Control

Payments Made Upon Termination

Pursuant to an employment agreement with Gerard P. Charlier, if we terminate Mr. Charlier’s employment for any reason other than death, Permanent Disability or Cause, we must continue to pay Mr. Charlier’s salaries for the longer of (i) the remaining term of the employment agreement or (ii) two years, and to provide him with medical benefits for 12 months from termination. “Cause” is defined as a willful and continued failure to substantially perform his duties, willful misconduct materially injurious to the company (monetarily or otherwise), a conviction of, or plea of nolo contendere to, a felony, or a breach of the confidentiality, non-competition or non-solicitation provisions of the employment agreement. “Permanent Disability” is defined as a failure to perform his duties for ninety consecutive calendar days due to physical or mental illness. Mr. Charlier also entered into an agreement with Holding Wilson, S.A. whereby Holding Wilson, S.A. granted to Mr. Charlier a put option to sell Holding Wilson, S.A. the shares of our common stock that he acquired in the combination if Mr. Charlier’s employment with us is terminated voluntarily by Mr. Charlier, or by us other than for death, Permanent Disability or Cause. The per share sale price would be equal to the average closing price of our common stock for the 30 trading days preceding the date Mr. Charlier exercises his option to sell.

Pursuant to a letter provided to David W. Grimes, our Chief Financial Officer, we have agreed to pay Mr. Grimes a severance payment equal to three months of his salary if, after one year of employment, we terminate his employment without cause.

Pursuant to a letter provided to Laura McAllister Cox, our Chief Legal and Gaming Compliance Officer, we have agreed to pay Ms. McAllister Cox a severance payment equal to six months of her salary if we terminate her employment without cause.

Director Compensation

Directors who are not employees or consultants receive an annual fee of $18,000, plus $1,400 for attending in person (or $750 for participating by telephone) for each regular board of directors meeting and each audit committee meeting, and $500 for attending each other committee meeting. Each director may be reimbursed for certain expenses incurred in connection with attendance at board of directors and committee meetings.

Each non-employee director also receives non-qualified stock options, subject to vesting over a three-year period, to purchase 6,000 shares of common stock upon his/her commencement as a member of the board of directors at an exercise price equal to the closing price of the common stock on the date of grant. Additionally, on the third anniversary of the commencement date, and every year thereafter, each non-employee director receives non-qualified stock options to purchase 2,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of grant. In addition, each non-employee director receives non-qualified stock options to purchase 1,500 shares of common stock for serving on the Audit Committee, the Compliance Committee or the Compensation Committee for at least six months during the twelve months prior to the date of grant.

Our non-employee directors who are currently eligible to participate in the Directors’ Plan are Elisabeth Carrette, Paul S. Dennis, Alain Thieffry, Robert J. Kelly and Charles R. Henry. Directors who are also employed as regular salaried officers or employees do not receive any fees or additional remuneration to serve on our board or its committees.

The directors realize value from their stock options only when exercised, and only to the extent that the price of our common stock on the exercise date exceeds the price of our common stock on the grant date.

Director Compensation Table

Name	Fees Earned		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Elisabeth Carrette	$22,500		—	$16,660	(3)	—	—	—	$39,160
Paul S. Dennis	$39,200		—	$64,256	(4)	—	—	—	$103,456
Eric P. Endy	—	(1)	—	—		—	—	—	—
Alain Thieffry	$28,100		—	$56,945	(5)	—	—	—	$85,045
Robert J. Kelly	$39,700		—	$19,374	(6)	—	—	—	$59,074
Benoit Aucouturier(8)	$19,800		—	—		—	—	—	$19,800
Charles R. Henry(2)	$15,100		—	$22,951	(7)	—	—	—	$38,051

(1)          Mr. Endy received $200,000 under his employment contract.

(2)          Mr. Henry was appointed to the board of directors in June 2006.

(3)          Based upon 6,000 shares issued in 1st quarter 2005 and vesting over three years.

(4)          Based upon 5,000 shares issued and vested in 4th quarter 2006.

(5)          Based upon 3,500 shares issued and vested in 2nd quarter 2006.

(6)          Based upon 6,000 shares issued 1st quarter 2006 and vesting over three years.

(7)          Based upon 6,000 shares issued 2nd quarter 2006 and vesting over three years.

(8)          Mr. Aucouturier resigned as a director effective June 30, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of May 1, 2007 (except where another date is indicated) with respect to the beneficial ownership of our common stock by persons known to us to own beneficially more than 5% of our common stock, each of our executive officers, current directors, and director nominee, and all of our executive officers, current directors and director nominee as a group. We have no other class of equity securities outstanding. There are no family relationships between any of our directors, director nominees or executive officers.

Name of Beneficial Owner	Ownership	Options/Warrants Exercisable Within 60 Days	Beneficial Ownership(1)		Percent of Class(2)
Executive Officers and Directors:
Elisabeth Carrette	3,993,318	4,000	3,997,318	(3)(4)	49.30%
Eric P. Endy	272,282	—	272,282	(5)	3.36%
Gerard P. Charlier	570,384	100,000	670,384	(6)(4)	8.17%
Paul S. Dennis	5,000	10,000	15,000		0.18%
Alain Thieffry	9,000	3,500	12,500	(7)	0.15%
Laura McAllister Cox	—	—	—		0.00%
Robert J. Kelly	—	2,000	2,000		0.02%
Charles R. Henry	—	2,000	2,000		0.02%
David W. Grimes	—	—	—		0.00%
Martin A. Berkowitz	—	—	—		0.00%
All executive officers, current directors and director nominee as a group (10 persons)	4,849,984	121,500	4,971,484		60.44%
5% Stockholder:
Magnet Fund, L.P., Magnet Management L.L.C., Jordan Kimmel	645,000	—	645,000	(8)	7.96%

(1)          Represents sum of shares owned and shares which may be purchased upon exercise of options exercisable within 60 days of May 1, 2007.

(2)          Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days of May 1, 2007 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person. Unless otherwise noted, the persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

(3)          Includes: (i) 3,973,216 shares held by Holding Wilson, S.A. (“Holding Wilson”), of which the Carrette Estate is the principal stockholder; (ii) 19,750 shares held by the Estate of Francois Carrette (the “Carrette Estate”); (iii) 4,000 options to purchase common stock granted pursuant to the Company’s 1994 Directors’ Stock Option Plan (the “Plan”) currently held by Mrs. Carrette. Does not include 272,282 shares beneficially owned by Mr. Endy, which Holding Wilson, S.A. has the right to vote for the election or removal of directors pursuant to a five-year irrevocable proxy dated September 12, 2002.

(4)          Does not include an option held by Mr. Charlier to sell to Holding Wilson, S.A. his shares of the Company’s common stock if his employment is terminated voluntarily by Mr. Charlier or by the Company other than for death, permanent disability or cause (as defined in his employment agreement).

(5)          Includes (i) 235,924 shares held by The Paul S. Endy, Jr. Living Trust, of which Eric P. Endy is the sole trustee and beneficiary, (ii) 18,000 shares held by trusts established for the benefit of Mr. Endy’s family, and (iii) 6,000 shares held by his spouse. Does not include 3,993,318 shares beneficially owned by Elisabeth Carrette, which Mr. Endy has the right to vote for his election as a director pursuant to a five-year irrevocable proxy dated September 12, 2002.

(6)          Includes 703 shares held by Mr. Charlier’s spouse. Does not include options to purchase 200,000 shares granted pursuant to the 1994 Long-Term Incentive Plan, none of which are currently exercisable.

(7)          Does not include 3,973,216 shares held by Holding Wilson, S.A., of which Mr.Thieffry is the President of the Executive Board. Mr. Thieffry disclaims beneficial ownership of all shares held by Holding Wilson, S.A.

(8)          Based on written confirmation received by the Company on March 14, 2007.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	347,500 (1)	$5.02	12,000 (2)
Equity compensation plans not approved by security holders	None	None	None
Total	347,500	$5.02	12,000

(1)          Reflects outstanding stock options to purchase 300,000 shares of common stock granted under our 1994 Long-Term Incentive Plan, and stock options to purchase 47,500 shares of common stock granted under our 1994 Directors’ Stock Option Plan.

(2)          These shares were available for future issuance under our 1994 Directors’ Stock Option Plan.

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11 for additional information about our equity-based compensation plans.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Dated: May 15, 2007	COMPENSATION COMMITTEE
Alain Thieffry, Chairman Paul S. Dennis Robert J. Kelly

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We lease two manufacturing facilities totaling 66,500 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease was extended in April 2004, for an additional five years, at the same monthly rent amount of approximately $0.35 per square foot, or $23,300. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis. Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from the General Manager’s brother at approximately $800 per month.

An employee of our manufacturing facility in Mexico owns and operates a small independent machine shop. In 2006, we used his machine shop to build small metal parts. For the fiscal year ended December 31, 2006 GPI, USA paid this employee, through his business, approximately $30,000.

Neither of these employees is a director nor an executive officer. The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

Director Independence

Our Board of Directors has five standing committees: the Audit Committee, the Compensation Committee, the Compliance Committee, the Nominating and Governance Committee and the Directors’ Plan Committee. The Board of Directors has determined that Messrs. Kelly, Henry and Dennis each meet, and that Benoit Aucouturier, who served as a director during a part of 2006, met the independence requirements of The NASDAQ Global Market.

Each member of the Audit Committee and Nominating and Governance Committee is independent as defined under the current NASDAQ listing standards. Other than Mr. Thieffry, each member of the Compensation Committee is independent as defined under the current NASDAQ listing standards. Mr. Thieffry is not independent due to his affiliation with Mrs. Carrette, who beneficially owns 49.3% of the outstanding shares of the Company. Our Board of Directors has determined that we are a “controlled company” and are therefore exempt from certain of the NASDAQ rules, including the requirements for a majority independent board and independent compensation and nominating committees. Mrs. Carrette and Mr. Endy previously concluded that, as a result of the voting agreement and irrevocable proxies between them in connection with the election of directors (as described above), among other things, that they are acting as a group within the meaning of Section 13(d)(3) of the Securities Act of 1933, as amended. Mrs. Carrette and Mr. Endy have each publicly filed Schedules 13D reporting the existence of a group between them. As a group, Mrs. Carrette and Mr. Endy beneficially own more than 50% of our voting power.

Item 14.                 Principal Accountant Fees and Services.

The following table shows the fees for professional audit services provided by Moss Adams LLP and Deloitte & Touche LLP for the fiscal year December 31, 2006 and Deloitte & Touche LLP for the fiscal year December 31, 2005 for the audit of our annual financial statements and the fees billed for other services rendered during those periods.

	December 31, 2006	December 31, 2005
Audit Fees(1)	$515,125	$383,000
Audit-Related Fees(2)	—	28,000
Tax Fees(3)	114,399	278,605
All Other Fees	—	—
Total	$627,524	$689,605

(1)          Fees for the professional services rendered for the audit of GPIC’s annual financial statements, review of financial statements included in our 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements. The 2006 fees include fees for Moss Adams of $488,825 and fees for Deloitte & Touche of $26,300 for first quarter review. In addition, Mazars rendered audit services resulting in fees totaling 60,278 Euros ($75,649) and 52,141 Euros ($64,863) for the fiscal years ended December 31, 2006 and 2005, respectively.

(2)          Fees for assurance and related services that are reasonably related to the performance of the audit or review of GPIC’s financial statements. For December 31, 2005 this included fees related to the review and analysis of our intercompany loans, the 401(k) plan and other regulatory document reviews and related services.

(3)          Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation, including the analysis of: intercompany loans, fixed asset basis, and dividends. Deloitte & Touche provided tax strategy consulting in 2006 and 2005. We paid Deloitte & Touche $111,029 and Moss Adams $3,370 in 2006.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

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

3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement.
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004.
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation.
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

10.05

Employment Agreement dated September 12, 2002 between Gerard P. Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.*

10.06

Employment Agreement dated September 12, 2002 between Eric P. Endy and the Company, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002. Amendment dated March 27, 2003 to Employment Agreement between Eric Endy and us, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the year ended December 31, 2003.*

10.07

Lease Agreement dated March 26, 2003, between Copropledad Arte Y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the year ended December 31, 2003.

10.08

Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribas, S.A., as lender (English summary of French language document) incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.09

Loan Agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower,and BNP Paribas, S.A., as lender, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.10

Second Amendment to Lease Agreement dated March 1, 2006 between Copropiedad Arte y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2005

10.11

Loan Agreement dated June 29, 2006 between Lyonnaise de Banque and Gaming Partners International SAS (English translation of French-language document) incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

10.12	Offer letter effective December 7, 2006, relating to David W. Grimes, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 7, 2006.*
21.01	List of subsidiaries, incorporated by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2005.
23.01	Consent of Moss Adams LLP.
23.02	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: May 15, 2007	By:	/s/ GERARD P. CHARLIER
Gerard P. Charlier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2007	By:	/s/ GERARD P. CHARLIER
Gerard P. Charlier
Director, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2007	By:	/s/ DAVID W. GRIMES
David W. Grimes
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2007	By:	/s/ ERIC P. ENDY
Eric P. Endy
Director
Date:	By:
Paul S. Dennis
Director
Date: May 15, 2007	By:	/s/ ALAIN THIEFFRY
Alain Thieffry
Director
Date: May 15, 2007	By:	/s/ CHARLES R. HENRY
Charles R. Henry
Director
Date: May 15, 2007	By:	/s/ ROBERT J. KELLY
Robert J. Kelly
Director
Date:	By:
Elisabeth Carrette
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004.
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation.
23.01	Consent of Moss Adams LLP
23.02	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.