Form 10-Q
period 2007-03-31
Gaming Partners International CORP
filed 2007-05-21
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share amounts)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,830	$5,888
Marketable securities	2,497	4,710
Accounts receivables, less allowance for doubtful accounts of $310 and $335 respectively	2,896	4,136
Inventories	11,960	9,251
Prepaid expenses	522	404
Deferred income tax asset	—	355
Other current assets	1,958	1,497
Total current assets	25,663	26,241
Property and equipment, net	14,737	14,567
Goodwill	1,539	1,524
Other intangibles, net	1,179	1,245
Deferred income tax asset	2,443	2,093
Long-term investments	703	683
Other assets, net	613	616
Total Assets	$46,877	$46,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term-debt	$1,063	$1,047
Accounts payable	3,034	2,993
Accrued expenses	2,998	4,557
Customer deposits	4,911	1,187
Income taxes payable	202	870
Deferred income tax liability	641	623
Other current liabilities	120	177
Total current liabilities	12,969	11,454
Long-term debt, less current maturities	2,505	2,749
Long-term deferred income tax liability	205	182
Total liabilities	15,679	14,385
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,090,901, respectively, issued and outstanding	81	81
Additional paid-in capital	18,613	18,429
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	11,095	12,690
Accumulated other comprehensive income	1,605	1,580
Total stockholders’ equity	31,198	32,584
Total Liabilities and Stockholders’ Equity	$46,877	$46,969

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues	$8,921	$18,297

Cost of revenues	7,350	11,103

Gross profit	1,571	7,194

Product development	45	56
Marketing and sales	1,093	1,087
General and administrative	2,806	2,653

Operating income (loss)	(2,373)	3,398

Gain (loss) on foreign currency transactions	(28)	(76)
Interest income	79	61
Interest expense	(49)	(39)
Other income (expense), net	20	37

Income (loss) before income taxes	(2,351)	3,381

Income tax expense (benefit)	(861)	1,301

Net income (loss)	$(1,490)	$2,080

Earnings per share:
Basic	$(0.18)	$0.26
Diluted	$(0.18)	$0.25
Weighted-average shares of common stock outstanding:
Basic	8,094	7,909
Diluted	8,264	8,166

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(unaudited)

(in thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2006		7,898,766	$79	$16,904	$(196)	$8,766	$446	$25,999
Net income	$2,080	—	—	—	—	2,080	—	2,080
Cumulative effect of adjustments resulting from the application of SAB 108, net of tax (Note 1)	—	—	—	—	—	(194)	—	(194)
Unrealized gain on securities	5	—	—	—	—	—	5	5
Common stock options and warrants exercised	—	28,375	—	174	—	—	—	174
Stock compensation expense	—		—	23	—	—	—	23
Foreign currency translation adjustment	39	—	—	—	—	—	39	39
Total comprehensive income	$2,124
Balance, March 31, 2006		7,927,141	$79	$17,101	$(196)	$10,652	$490	$28,126

Balance, January 1, 2007		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net loss	$(1,490)	—	—	—	—	(1,490)	—	(1,490)
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 1)	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities	9	—	—	—	—	—	9	9
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	87	—	—	—	87
Foreign currency translation adjustment	16	—	—	—	—	—	16	16
Total comprehensive loss	$(1,465)
Balance, March 31, 2007		8,103,401	$81	$18,613	$(196)	$11,095	$1,605	$31,198

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(1,490)	$2,080
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	535	434
Amortization	66	74
Provision for bad debt	(27)	(99)
Provision for inventory obsolescence	—	16
Deferred income taxes	42	344
Stock-based compensation expense	87	23
(Gain) loss on sale of property and equipment	(3)	(9)
(Gain) loss on sale of marketable securities	(15)	(20)
Change in operating assets and liabilities:
Accounts receivable	1,271	(920)
Inventories	(2,633)	16
Other current assets, including prepaids	(540)	36
Accounts payable	18	(367)
Customer deposits	3,667	(2,325)
Accrued expenses	(1,572)	(212)
Income taxes payable	(906)	647
Other current liabilities	(59)	64
Net cash (used in) operating activities	(1,559)	(218)
Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(4,263)	(4,857)
Proceeds from sale of marketable securities and long-term investments	6,497	9,116
Acquisition of property and equipment	(639)	(932)
Proceeds from sale of property and equipment	20	16
Decrease in other assets	15	33
Net cash provided by investing activities	1,630	3,376
Cash Flows from Financing Activities
Repayment of long-term debt	(256)	(220)
Proceeds from exercise of stock options	97	174
Net cash (used in) financing activities	(159)	(46)
Effect of exchange rate changes on cash	30	(131)
Net increase (decrease) in cash and cash equivalents	(58)	2,981
Cash and cash equivalents, beginning of the period	5,888	4,573
Cash and cash equivalents, end of the period	$5,830	$7,554
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$38
Cash paid for income taxes	$625	$2,704

See notes to unaudited condensed consolidated financial statements

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.           Nature of Business and Significant Accounting Policies

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A. (B&G), and the Bud Jones Company, Inc. (Bud Jones), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. The Company’s established brand names such as Paul-Son®, Bourgogne et Grasset®, Bud Jones®, and T-K® remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc. (GPI USA) and its subsidiary Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V. (GPI Mexicana).  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS (GPI SAS).  Gaming Partners International Corporation, a Nevada corporation and each of its subsidiaries are collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”

Our business activities include the manufacture and supply of casino table game equipment and supplies, including gaming chips, table layouts, playing cards, dice, wheels, gaming furniture, and miscellaneous table accessories such as, chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2006.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation.  These reclassifications had no effect on our net income.  These reclassifications include administrative expenses incurred by our manufacturing facility in Mexico, which were recorded as general and administrative expenses in the Form 10-Q/A for March 31, 2006 and are now in cost of revenues; and interest income which was previously shown in other income, net.  These amounts are presented consistently with those presented in the Company’s Form 10-K for the year ended December 31, 2006 including the presentation of the quarterly information contained therein.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities.  If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

As a result of the adoption of FIN 48, $105,000 was recorded as a decrease to retained earnings and an increase to income taxes payable as of January 1, 2007.  The Company also reclassified $50,000 within deferred income tax asset (long-term) and $81,000 within income tax payable.

At the adoption date of January 1, 2007 and at March 31, 2007, we had $219,000 of unrecognized tax benefits, of which $169,000 would affect our effective tax rate if recognized. Of this unrecognized tax benefit, $50,000 would not affect our effective tax rate due to the existence of the valuation allowance.

The Company anticipates there will likely be a change in the balance of the unrecognized tax benefits within the next twelve months due to resolution of outstanding matters described in Note 11, Commitments and Contingencies. At this time, the Company cannot estimate how much the unrecognized tax benefits may change.

The Company recognizes both interest and penalties accrued with respect to unrecognized tax benefits as income tax expense.  We have approximately $17,000 of accrued interest and penalties related to uncertain tax positions as of January 1, 2007 and March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Implementation of SAB 108 Guidance

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered by management in quantifying a current year misstatement by evaluating errors using both a balance sheet and an income statement approach and concluding whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006. We applied the guidance in SAB 108 in the fourth quarter of 2006.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS 158).  SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pensions and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year-end December 31, 2006.  For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 15 of the Consolidated Financial Statements in our Form 10-K.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to  measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of SFAS 159 on our financial position and results of operations.

Note  2.          Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	March 31, 2007			December 31, 2006
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Current marketable securities	$2,485	$12	$2,497	$4,707	$3	$4,710

Long-term marketable securities	$703	$—	$703	$683	$—	$683

Long-term marketable securities include 500,000 Euros ($666,755 at March 31, 2007) which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$7,577	$7,198
Work in process	2,979	1,486
Finished goods	2,575	1,731
	13,131	10,415
Less: inventory valuation reserves	(1,171)	(1,164)
Inventories, net	$11,960	$9,251

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$1,766	$1,763
Buildings and improvements	8,056	7,797
Furniture and equipment	17,768	17,261
Vehicles	709	740
	28,299	27,561
Less accumulated depreciation	(13,562)	(12,994)
Property and equipment, net	$14,737	$14,567

Depreciation expense for the three months ended March 31, 2007 and 2006 was $535,000 and $434,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill (1)	$1,606	$(67)	$1,539	$1,591	$(67)	$1,524	Indefinite

Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(750)	492	1,242	(725)	517	8 to 14
Customer relationships	432	(372)	60	432	(357)	75	7
Non-compete agreements	730	(686)	44	730	(660)	70	5 to 6
Subtotal other intangibles	3,024	(1,845)	1,179	3,024	(1,779)	1,245
Total intangibles	$4,630	$(1,912)	$2,718	$4,615	$(1,846)	$2,769

(1)          The amounts of goodwill related to GPI SAS at March 31, 2007 and December 31, 2006 above, includes the net effect of foreign currency exchange from the merger dated September 12, 2002, of $165,000 and $150,000, respectively.

Amortization expense for the three months ended March 31, 2007 and 2006 was $66,000 and $74,000, respectively.

Note 6.           Stock Option Programs, Warrants and Stock-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors’ Stock Option Plan (Directors’ Plan).

The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors.  On July 29, 1996, the Board of Directors amended and the stockholders subsequently approved an increase in the aggregate shares issuable under the Incentive Plan to 1,000,000 from 500,000 shares.  The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date.  In general, an initial option grant under the Incentive Plan vests over a four year period, with one-fourth of the option grant vesting at the end of each year, however, the vesting schedule for individual participants may vary.  The options granted under the Incentive Plan expire ten years after the date of the grant, subject to earlier termination for death, termination of employment or retirement.

The Directors’ Plan, as amended in September 2002, provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock.  In October 2003, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the number of shares of our common stock for which options may be granted to 150,000, an increase of 75,000, and (ii) extend the expiration date of the plan to January 31, 2009 from January 31, 2004, an increase of five years.  The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year.  At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock.  In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee.  No option is exercisable sooner than six months and one day after the date of the grant.  The options expire on the earlier of the tenth anniversary of the date of grant, nine months after retirement or two years after death.

The following is a summary of stock option activity for the year to date period ended March 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2006	347,500	$5.02		$
Granted	4,500	$17.80
Cancelled	—	—
Exercised	(12,500)	$7.77
Outstanding at March 31, 2007	339,500	$5.09	5.6 years		$4,519

Exercisable at March 31, 2007	127,500	$6.44	4.9 years		$1,519

Stock-Based Compensation Expense

The following table summarizes our reported share-based compensation expense included in our condensed consolidated statements of operations for the three months ended March 31:

	2007	2006
General & administrative-stock option share-based compensation	$87,280	$22,300
Tax benefit	(31,390)	(7,900)
Total share-based compensation, net of tax benefit	$55,890	$14,400

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)), using a modified prospective application. Accordingly, prior period amounts have not been restated. For the three months ended March 31, 2007, the Company recognized stock-based compensation of $55,890, net of tax.

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

	THREE MONTHS ENDED MARCH 31
	2007	2006
Option valuation assumptions:
Dividend yield	None	None
Expected volatility	76.2%	99.1%
Risk free interest rate	4.75%	4.84%
Expected term of options	5.6 yrs	5.6 yrs
Weighted average fair value of options granted during the period	$12.10	$10.61
Exercises under all share-based payment arrangements:
Cash received	$97,000	$174,000
Tax benefit realized for tax deductions from option exercises	$—	$—

For the three months ended March 31, 2007, the total intrinsic value of options exercised was $157,197.

As of March 31, 2007, there was a total of $159,674 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows:

2007	$80,396
2008	60,564
2009	18,714
Thereafter	—
Total	$159,674

Note 7.           Earnings per Share

In accordance with SFAS 128, “Earnings per Share”, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of March 31 is as follows:

	2007	2006
Weighted-average number of common shares outstanding—Basic	8,093,957	7,908,843
Potential dilution from equity grants	169,945	256,917
Weighted-average number of common shares outstanding—Diluted	8,263,902	8,165,760

We have certain stock options outstanding to purchase shares of our common stock, which have an exercise price greater than the average market price for the quarter. There were 14,500 outstanding antidilutive options as of March 31, 2007; and 30,370 antidilutive options and antidilutive warrants as of March 31, 2006, which have been excluded from the computation of diluted net income per share for the respective periods.

Note 8.           Related Party Transactions

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

The General Manager is neither a director nor an executive officer.  The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

Note 9.           Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino game equipment products.  The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following tables present certain data by geographic area for the three months ended March 31 (in thousands):

	2007		2006
Net sales to external customers:
USA.	$6,327	70.9%	$7,312	40.0%
Europe and Russia	1,116	12.5%	1,002	5.5%
Asia(1)	741	8.3%	8,519	46.6%
Other(2)	737	8.3%	1,464	7.9%
Total consolidated net sales to external customers	$8,921	100.0%	$18,297	100.0%

(1)  Primarily Macau for 2006.

(2)  Includes Canada, Africa, Australia, South America and other countries.

The following tables present our net sales by product line for the three months ended March 31 (in thousands):

	2007	2006

Casino chips	$3,836	$13,371
Table layouts	1,314	1,206
Playing cards	1,024	1,012
Gaming furniture	820	732
Dice	582	625
Table accessories and other products	1,345	1,351
Total consolidated net sales	$8,921	$18,297

Sales by GPI USA are to casinos primarily in the United States and represent our entire product line; sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

	MARCH 31, 2007		DECEMBER 31, 2006
Property and equipment, net:
United States	$5,905	40.1%	$5,832	40.0%
France	7,460	50.6%	7,351	50.5%
Mexico	1,372	9.3%	1,384	9.5%
Total	$14,737	100.0%	$14,567	100.0%

The following table represents goodwill and intangibles by geographic area (in thousands):

	MARCH 31, 2007		DECEMBER 31, 2006
Goodwill and intangibles, net:
United States	$1,379	50.7%	$1,445	52.2%
France	1,339	49.3%	1,324	47.8%
Total	$2,718	100.0%	$2,769	100.0%

Note 10.   Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Foreign currency translation	$1,522	$1,506
Unrealized gain / (loss) on securities	12	3
Pension and other postretirement plans	71	71
	$1,605	$1,580

Note 11.         Commitments and Contingencies

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

The Company underwent sales tax audits for four parishes in the state of Louisiana. As of March 31, 2007 all sales taxes were paid and current.  The only unresolved issue concerns the calculation and assessment of interest and penalties in one parish for which an accrual has been made as of March 31, 2007.

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

Commitments

On October 25, 2001, GPI SAS entered into an exclusive patent license agreement with Enpat, Inc.  The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in the fourth quarter of 2004.  Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology and later the other 50% of its rights in the subject patents also to International Game Technology.  The agreement grants GPI SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute gaming chips and readers in the United States under the patents for a gaming chip tracking system and method, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or radio frequency identification device (RFID) technology.  The duration of the exclusive agreement is for the life of the patents, the last of which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a certain amount of raw material initially, $569,000 in the first year, and $711,000 per year for the years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement.  As of March 31, 2007, GPIC had purchased more than the minimum required by the agreement.

In April 2007, GPI SAS secured a one year 500,000 Euro (approximately $683,000) line of credit and immediately used it for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate, plus 0.35%.

In May 2007, the Company entered into a forward currency contract to purchase approximately 1.6 million Euros, which is intended to protect the Company from any currency fluctuations through October 2007, which is the expected settlement date of a significant dollar-based contract.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

Gaming Partners International Corporation, a Nevada corporation (GPIC) and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors.”

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

Our products on display at the 2006 Global Gaming Expo in Las Vegas, Nevada and the 2007 ICE show in London, England included our gaming chips with embedded RFID technology in high and low frequency and corresponding chip readers.  RFID microchips are available for each brand and type of our gaming chips.  We hold several patents concerning the embedding process of RFID microchips and an exclusive license on two patents owned by IGT for the manufacturing and selling of these RFID gaming chips and readers for chip tracking in the United States.  We also sell several types of related low-frequency RFID gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses.  Our gaming chips, with embedded RFID microchips and readers, help to protect the casinos from redeeming counterfeit or stolen chips and improve the efficiency of table game management.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting estimates, including accounting for stock-based compensation; the depreciable lives of our assets; the recoverability of deferred tax assets and estimated valuation allowance; the allowance for doubtful accounts receivable; the write-downs of obsolete, excess, or slow moving inventories; and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2006 for more detail regarding our specific critical accounting estimates.

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended March 31, 2007 and 2006

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues for the three months ended March 31:

	(unaudited)
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	82.4%	60.7%
Gross profit	17.6%	39.3%

Product development	0.5%	0.3%
Marketing and sales	12.3%	5.9%
General and administrative	31.4%	14.5%
Income from operations	(26.6)%	18.6%
Gain (loss) on foreign currency transactions	(0.3)%	(0.4)%
Interest income	0.9%	0.3%
Interest expense	(0.5)%	(0.2)%
Other income (expense), net	0.2%	0.2%
Income before income taxes	(26.3)%	18.5%
Income tax expense (benefit)	(9.6)%	7.1%
Net income	(16.7)%	11.4%

The following table details the Company’s revenues by product line for the three months ended March 31 (in thousands):

	(unaudited)
	2007	2006
Revenues:
Casino chips	$3,836	$13,371
Table layouts	1,314	1,206
Playing cards	1,024	1,012
Gaming furniture	820	732
Dice	582	625
Table accessories and other products	1,345	1,351
Total	$8,921	$18,297

Revenues   For the three months ended March 31, 2007, revenues were $8.9 million, a decrease of $9.4 million, compared to revenues of $18.3 million for the three months ended March 31, 2006.  GPI SAS recorded revenues of $2.2 million, a decrease of $8.3 million due to continued delays of several large potential orders from an existing customer in Macau.  We expect to receive these orders during the remainder of the year.  In the first quarter of 2006, there were large sales of casino chips to Macau.  Sales by GPI USA amounted to $6.7 million; a decrease of $1.1 million from the first quarter of 2006.

Cost of Revenues   The decrease in cost of revenues of $3.7 million occurred principally related to lower volume in sales of GPI SAS. As a percentage, the cost of revenues increased to 82.4% from 60.7%, due primarily to our significantly lower production levels which forced fixed costs to be spread over less production.

Gross Profit   Gross profit for the three months ended March 31, 2007 decreased by $5.6 million compared to the same three-month period in 2006.  This occurred as a result of the aforementioned decrease in revenues of $9.4 million and a decrease in cost of revenues of $3.7 million. As a percentage of sales, our gross margin decreased to 17.6% from 39.3%.  The gross margin decrease is primarily driven by the significant decrease in production volume which raised our costs on the products produced.  In addition, the drop in revenues was almost completely on our higher margin products which resulted in an unfavorable change to our product mix.

Selling, general and administrative expenses

The following table details the selling, general and administrative expenses for the three months ended March 31 (in thousands):

	(unaudited)
	2007	Revenue %	2006	Revenue %

Product development	$45	0.5%	$56	0.3%
Marketing and sales	1,093	12.3%	1,087	5.9%
General and administrative	2,806	31.4%	2,653	14.5%
Total selling, general and administrative expenses	$3,944	44.2%	$3,796	20.7%

Total selling, general and administrative expenses increased by $148,000, remaining fairly consistent during the three months ended March 31, 2007 and 2006, while increasing as a percent of revenue from 20.7% to 44.2%. General and administrative expenses, including depreciation and amortization, increased by $153,000 compared to the same period in 2006, and increased as a percent of revenues from 14.5% in the 2006 quarter to 31.4% in the 2007 quarter. The major contributing increases in general and administrative expenses in the first quarter of 2007 were increased legal and licensing fees of $84,000 and a change of  $57,000 in bad debt expense due to less of a decrease in the allowance for doubtful accounts as compared to the same period in 2006 .

Other Income (Expense)  For the three months ended March 31, 2007, other income (expense), including gains (losses) on foreign currency transactions, interest income and gains on sales of marketable securities increased by $49,000 compared to the 2006 period. The variation in foreign currency exchange is the result of an increase in the value of the Euro compared to the U.S. dollar, which resulted in a decreased loss of $48,000.  For the three months ended March 31, 2007, interest expense increased from $39,000 in the 2006 period to $49,000 in the three months ended March 31, 2007. This increase of $10,000 was due to increased long-term debt and an increase in the London Interbank Offered Rate.

Income Taxes   Our effective income tax rate for the three months ended March 31, 2007 was 37% which was comparable to the effective income tax rate of 38% for the three months ended March 31, 2006.  The Company’s effective tax rate for the quarter ended March 31, 2007 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of excess book basis in shares of GPI SAS as the Company intends to distribute non-cash dividends from GPI SAS. These non-cash dividends will likely decrease the Company’s net operating loss carry forwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income   For the three months ended March 31, 2007, we recorded a net loss of $1.5 million compared to net income of $2.1 million for the same period in 2006.  The decrease in the net income of $3.6 million occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview   We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses from routine operations for a minimum of the next twelve months.  At March 31, 2007, we had $5.8 million in cash and cash equivalents and $2.5 million in current marketable securities.  Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary to the United States. For the longer term, in addition to the foregoing cash sources, we will evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

At March 31, 2007 our backlog of production orders, which are expected to be filled in 2007, amounted to approximately $5.6 million for GPI USA and $7.1 million for GPI SAS.  At March 31, 2006, our backlog was approximately $4.2 million for GPI USA and $17.7 million for GPI SAS.

Working Capital and Cash Flow   Overall cash, cash equivalents and current marketable securities decreased $2.3 million from December 31, 2006.  Working capital totaled $12.7 million at March 31, 2007 and $14.8 million at December 31, 2006.  Working capital changed due to a decrease in current assets of $600,000 and an increase in current liabilities of $1.5 million.

The decrease in current assets was due primarily to the decrease in net accounts receivable of $1.2 million and the decrease in current marketable securities of $2.2 million, offset by an increase in inventories of $2.7 million.  The increase in inventories is due to lower sales in the first quarter and production related to orders for the second quarter.

The increase in current liabilities was due primarily to an increase in customer deposits of $3.7 million partially offset by a decrease in accrued expenses of $1.6 million and a decrease in income taxes payable of $0.7 million. The increase in customer deposits was due primarily to the increase in our backlog at March 31, 2007 as compared to December 31, 2006.

Net Cash Flow   Overall, our cash balance decreased from December 31, 2006 to March 31, 2007 by $58,000.

Net cash used in operating activities was $1.6 million during the three months ended March 31, 2007 compared to $218,000 during the same period in 2006. In the 2007 period, the primary operational uses of cash were related to the increase in inventories.  The primary operational sources of cash in the 2007 period, were related to the increase in customer deposits.  In the 2006 period, the primary operational uses of cash were related to a decrease in customer deposits of $2.3 million. The primary operational sources of cash in the 2006 period were related to net income.

Our investing activities resulted in net cash provided by an amount of $1.6 million for the first three months of 2007 compared to $3.4 million in net cash provided by investing activities for the same period in 2006.  In the first three months of 2007, we recorded net proceeds of $2.2 million from the net sales of marketable securities as compared to net proceeds from sales of marketable securities in the first three months of 2006 of $4.3 million.  We used $639,000 to acquire property and equipment in the first quarter of 2007 compared to $932,000 for the same period of 2006.

The net cash flow used in financing activities for the three months ended March 31, 2007 related to repayment of long-term obligations of $256,000 and the proceeds from the exercise of options and the tax benefit related to these options of $97,000 in 2007 compared to $174,000 in the 2006 period.  In the first three months of 2007, a former director exercised 12,500 options at a weighted average exercise price of $7.77.

Long-term Debt   In February 2001, GPI SAS borrowed $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly until February 2008.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the GPI SAS loan agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI SAS. Specifically, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2006 and March 31, 2007, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholder equity were in compliance with the financial covenants. GPI SAS’ actual ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow and ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity were (1.8) and 0.17, respectively, as of March 31, 2007.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rate (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $883,000 will be due and payable. There is no prepayment penalty.

In May 2004, GPI SAS entered into a 350,000 Euro (approximately $423,000) loan transaction, with Banque Nationale de Paris, a French bank, for a building expansion in France.  Monthly principal and interest payments are 4,720 Euro; with a fixed interest rate of 3.6% per annum.  The loan is secured by a mortgage on the building and is due May 2011.

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

Seasonality     We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

Las Vegas, Nevada Facilities   In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas.  The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust (see “Long-term Debt” above).  In April 2005, we purchased an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property is being used for additional employee and visitor parking.

San Luis Rio Colorado, Mexico Facilities  We lease two manufacturing facilities totaling  66,500 square feet.  In April 2004 we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, except that the rent amount may be prorated, commensurate with the space that we elected to use. We also own an approximately 66,000 square foot facility adjacent to the leased building.

Beaune, France Facilities   We own an approximately 34,000 square foot manufacturing and administrative facility in Beaune, France.  In May 2004, GPI SAS entered into a 350,000 Euro (or approximately $423,000) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion (see “Long-term Debt” above).

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

Capital Expenditures   We currently plan to purchase approximately $2.4 million in capital equipment and improvements in the remainder of 2007.

Cash Dividend   The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Contractual Obligations and Commercial Commitments

There was no material changes in the contractual cash obligations and commercial commitments during the three months ended March 31, 2007.

In April 2007, GPI SAS secured a one year 500,000 Euro (approximately $683,000) line of credit and immediately used it for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate, plus 0.35%.

Recently Issued Accounting Standards

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities.  If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.  See Note 1 of Condensed Consolidated Financial Statements for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS 158).  SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pensions and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year-end December 31, 2006. For additional information about our defined benefit pension and other post retirement benefit plans, refer to Note 15 of the Consolidated Financial Statements in our Form 10-K.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to  measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of SFAS 159 on our financial position and results of operations.

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

Foreign Currency Risk   The two types of foreign currency exchange risks that we may be subject to are transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gains or losses which are based on an actual transaction that requires formal payment at a future point in time.

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

The assets and liabilities of GPI SAS are translated into U.S. dollars, at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed consolidated statement of operations.  The U.S dollar weakened against the Euro in the first quarter of 2007; one dollar purchased 0.758 Euros at December 31, 2006 as compared to 0.750 Euros at March 31, 2007.   For the three months ended March 31, 2007, we were not a party to any forward contracts, options or other derivative contracts.  In May 2007, the Company entered into a forward currency contract to purchase approximately 1.6 million Euros, which is intended to protect the Company from any currency fluctuations through October 2007, which is the expected settlement date of a significant dollar-based contract.

Although our manufacturing is partially performed in Mexico, the functional currency of our Mexican subsidiary is considered to be the U.S. dollar. GPI Mexicana is funded by our United States subsidiary in U.S. dollars and GPI Mexicana does not have significant financial transactions other than the receipt of U.S. dollar funds to pay employees and the payment of certain costs to operate the manufacturing plants. Balance sheet accounts of GPI Mexicana are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of GPI Mexicana is not subject to translation adjustment risk.

Because of the significant international operations, we are exposed to currency fluctuations and exchange risk on all loans and contracts in foreign currencies. We may engage in hedging as it relates to sale contracts between GPI SAS and customers in other foreign countries, which have currencies that are different than the Euro.  Although we have not entered into any hedging agreements during the periods reflected in this report, there is a possibility that we may enter into a hedging agreement, dependent on the world money market conditions and other foreign currency fluctuation considerations. We continually monitor the currency exchange risk associated with all our transactions not denominated in our functional currencies.

Interest Rate Risk   Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  At March 31, 2007 we had total interest-bearing debt and capital lease obligations of $3.6 million.  Of this amount, $2.6 million has a fixed rate of interest and we believe that these loan agreements have fair values; we believe that the fair value of these agreements approximate reported amounts.

The remaining $945,000 of interest-bearing obligations has a variable interest rate which is tied to the London Interbank Offered Rate (“LIBOR”), for six-month dollar deposits, plus 362.5 basis points.  For each 1.0% increase in LIBOR, we would incur increased interest expense of approximately $9,000 over the next twelve-month period.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(c) as of March 31, 2007.  During that evaluation, management identified material weaknesses in the Company’s disclosure controls and procedures which are discussed below.  A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2007, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses and therefore have exercised additional management oversight over these disclosure controls and procedures to ensure fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles.

As disclosed in the Company’s December 31, 2005 Form 10-K, management became aware of a material weakness relating to internal controls over financial reporting involving the design and operation of controls over share-based payment accounting. Specifically, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options which were granted to the Chief Executive Officer in September 2002, conditioned on the Company attaining a specific performance target. Prior to filing the December 31, 2005 Form 10-K, the Company determined that variable accounting was required with respect to these particular stock options in order to comply with generally accepted accounting principles. The Company recorded the resulting compensation expense in the fourth quarter of 2005, which management had concluded was the proper period based on the considerations of the specific performance target. The Company has not granted any other such performance-based stock options or similar securities that have unknown vesting dates to any other employee or person. During 2006, the Company adopted SFAS 123(R) which requires expense be measured and recorded for each share-based payment award whereas, prior to SFAS 123(R), expense often was not recorded. In connection with the preparation of each of the Company’s Form 10-Qs and its Form 10-K, errors were identified in the calculations and disclosures related to stock options.  The Company implemented a new stock option tracking system late in 2006 and the Company intends to continue to implement procedures to remediate the material weakness in the design and operation of controls over the accounting for share-based payment to ensure that the financial reporting for all share-based compensation is in compliance with generally accepted accounting principles. The errors noted were corrected in the quarter in which they were found.  No quarter was materially impacted. The Company has appropriately recognized share-based payment expense in the financial statements included in its December 31, 2006 Form 10-K and in this Form 10-Q.

As disclosed in the Company’s December 31, 2006 Form 10-K, the Company determined that as of December 31, 2006 a material weakness exists in the Company’s financial reporting processes because, in the United States operations, which includes the corporate reporting function, the Company did not have sufficient personnel with requisite knowledge of generally accepted  accounting principles and related practices to ensure an effective closing process in the United States or to properly document the Company’s important accounting policy and transaction conclusions. The Company also did not have sufficient personnel with requisite knowledge of generally accepted accounting principles to ensure proper preparation of the financial statements and disclosures for the Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer based this conclusion on a number of factors, including:

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

The Company’s management reviewed these issues and made the proper adjustments to the consolidated financial statements in its Form 10-K. However, management concluded that the failure to discover these items in the regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of internal controls over financial reporting.  Management continues to implement corrective actions where required to improve the effectiveness and timeliness of internal controls, including the enhancement of systems and procedures.  The Company is in the process of evaluating accounting department needs.  The Company plans to provide training to existing employees and supplement the team in certain key positions.

In light of the material weaknesses described above, additional analysis and other post-closing procedures were performed to ensure that the condensed consolidated financial statements in this Form, 10-Q were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting:

There were no significant changes in internal controls over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company is taking steps to implement corrective actions to improve its financial closing and reporting process.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 1A.                    RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 21, 2007 reporting the Company’s financial results for the three months ended March 31, 2007.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 21, 2007 reporting financial results for the three months ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 21, 2007	By:	/s/ Gerard P. Charlier
Gerard P. Charlier, President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ David W. Grimes
David W. Grimes, Chief Financial Officer