Form 10-Q
period 2007-06-30
Gaming Partners International CORP
filed 2007-08-13
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Industrial Road, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2007 was 8,103,401.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share amounts)

	JUNE 30, 2007	DECEMBER 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,453	$5,888
Marketable securities	2,789	4,710
Accounts receivables, less allowance for doubtful accounts of $374 and $335 respectively	3,439	4,136
Inventories, net	12,070	9,251
Prepaid expenses	381	404
Deferred income tax asset	—	355
Other current assets	2,667	1,497
Total current assets	27,799	26,241
Property and equipment, net	14,979	14,567
Goodwill	1,558	1,524
Other intangibles, net	1,113	1,245
Deferred income tax asset	2,555	2,093
Long-term investments	675	683
Other assets, net	507	616
Total Assets	$49,186	$46,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term-debt	$933	$1,047
Accounts payable	2,968	2,993
Accrued expenses	3,203	4,557
Customer deposits	6,268	1,187
Income taxes payable	189	870
Deferred income tax liability	629	623
Other current liabilities	352	177
Total current liabilities	14,542	11,454
Long-term debt, less current maturities	2,404	2,749
Long-term deferred income tax liability	249	182
Total liabilities	17,195	14,385
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,090,901, respectively, issued and outstanding	81	81
Additional paid-in capital	18,660	18,429
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	11,535	12,690
Accumulated other comprehensive income	1,911	1,580
Total stockholders’ equity	31,991	32,584
Total Liabilities and Stockholders’ Equity	$49,186	$46,969

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Revenues	$14,779	$19,436	$23,700	$37,733

Cost of revenues	10,164	12,255	17,514	23,358

Gross profit	4,615	7,181	6,186	14,375

Product development	94	117	140	173
Marketing and sales	1,045	986	2,139	2,073
General and administrative	3,187	3,117	5,993	5,770

Operating income (loss)	289	2,961	(2,086)	6,359

Loss on foreign currency transactions	(51)	(52)	(79)	(128)
Interest income	82	100	161	161
Interest expense	(50)	(38)	(98)	(77)
Other income, net	266	55	286	92

Income (loss) before income taxes	536	3,026	(1,816)	6,407

Income tax expense (benefit)	96	1,011	(766)	2,312

Net income (loss)	$440	$2,015	$(1,050)	$4,095

Earnings per share:
Basic	$0.05	$0.25	$(0.13)	$0.52
Diluted	$0.05	$0.25	$(0.13)	$0.51
Weighted-average shares of common stock outstanding:
Basic	8,103	7,934	8,099	7,922
Diluted	8,245	8,215	8,099	8,016

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(unaudited)

(in thousands, except share amounts)

		Common Stock		Additional			Accumulated Other
	Comprehensive Income	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total

Balance, January 1, 2006		7,898,766	$79	$16,904	$(196)	$8,766	$446	$25,999
Net income	$4,095	—	—	—	—	4,095	—	4,095
Cumulative effect of adjustments resulting from the application of SAB 108, net of tax (Note 1)	—	—	—	—	—	(194)	—	(194)
Unrealized gain on securities	1	—	—	—	—	—	1	1
Common stock options and warrants exercised	—	46,009	—	340	—	—	—	340
Tax benefit from stock options and warrants exercised	—	—	—	86	—	—	—	86
Stock compensation expense	—		—	66	—	—	—	66
Foreign currency translation adjustment	608	—	—		—	—	608	608
Total comprehensive income	$4,704
Balance, June 30, 2006		7,944,775	$79	$17,396	$(196)	$12,667	$1,055	$31,001

Balance, January 1, 2007		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net loss	$(1,050)	—	—	—	—	(1,050)	—	(1,050)
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 1)	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities	41	—	—	—	—	—	41	41
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	134	—	—	—	134
Pension and other post retirement plans	(6)	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	296	—	—	—	—	—	296	296
Total comprehensive loss	$(719)
Balance, June 30, 2007		8,103,401	$81	$18,660	$(196)	$11,535	$1,911	$31,991

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(1,050)	$4,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,107	966
Amortization	132	152
Provision for bad debt	42	(109)
Provision for inventory obsolescence	—	17
Deferred income taxes	(37)	286
Stock-based compensation expense	134	66
Tax benefit on exercise of stock options and warrants	—	(86)
Gain on sale of property and equipment	(6)	(11)
Gain on sale of marketable securities	(27)	(67)
Change in operating assets and liabilities:
Accounts receivable	678	(1,202)
Inventories	(2,669)	(771)
Other current assets, including prepaids	(1,065)	21
Non-current other assets	133	3
Accounts payable	(74)	500
Customer deposits	5,003	(3,306)
Accrued expenses	(1,414)	695
Income taxes payable	(877)	(104)
Other current liabilities	166	148
Net cash provided by operating activities	176	1,293
Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(12,362)	(16,551)
Proceeds from sale of marketable securities and long-term investments	14,437	18,166
Acquisition of property and equipment	(1,367)	(2,140)
Proceeds from sale of property and equipment	46	18
Net cash provided by (used in) investing activities	754	(507)
Cash Flows from Financing Activities
Repayment of long-term debt	(523)	(402)
Proceeds from long-term obligations	—	910
Proceeds from exercise of stock options	97	340
Tax benefit on exercise of stock options and warrants	—	86
Net cash provided by (used in) financing activities	(426)	934
Effect of exchange rate changes on cash	61	36
Net increase in cash and cash equivalents	565	1,756
Cash and cash equivalents, beginning of the period	5,888	4,573
Cash and cash equivalents, end of the period	$6,453	$6,329
Supplemental disclosure of cash flow information:
Cash paid for interest	$98	$78
Cash paid for income taxes	$903	$2,127

See notes to unaudited condensed consolidated financial statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.                                  Nature of Business and Significant Accounting Policies

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A. (B&G), and the Bud Jones Company, Inc. (Bud Jones), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. The Company’s established brand names such as Paul-Son®, Bourgogne et Grasset®, Bud Jones®, and T-K® remain unchanged.  The Company’s subsidiary, Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc. (GPI USA) and its subsidiary Paul-Son Mexicana, S.A. de C.V., changed its name to GPI Mexicana S.A. de C.V. (GPI Mexicana).  The Company’s subsidiary, Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS (GPI SAS).  Gaming Partners International Corporation, a Nevada corporation and its subsidiaries are collectively referred to herein as the “Company,” or “GPIC,” or “we” or “us” or “our.”

Our business activities include the manufacture and supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products to licensed casinos for new openings and existing operations worldwide.  We are headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi.

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

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Derivative Financial Instruments

In April 2007, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million Euros at a rate of $1.3732 in October 2007, which is the expected settlement date of a significant dollar-based sales contract.  The forward currency contract is intended to reduce the risk to the Company from currency fluctuations.  The Company accounts for the forward currency contract in accordance with

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The Company has not designated the contract as a SFAS 133 hedging instrument and the estimated fair value as June 30, 2007 was recorded as a $27,000 loss in “Loss on foreign currency transactions” in the Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2007 presentation.  These reclassifications had no effect on our net income.  These reclassifications include administrative expenses incurred by our manufacturing facility in Mexico, which were recorded as general and administrative expenses in the Form 10-Q for June 30, 2006 and are now in cost of revenues.  This presentation is consistent with that of the Company’s Form 10-K for the year ended December 31, 2006, including the presentation of the quarterly information contained therein.

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

At the adoption date of January 1, 2007 and as of June 30, 2007, we had $219,000 of unrecognized tax benefits, of which $169,000 would affect our effective tax rate if recognized.  Of this unrecognized tax benefit, $50,000 would not affect our effective tax rate due to the existence of the valuation allowance.

The Company anticipates there will likely be a change in the balance of the unrecognized tax benefits within the next twelve months due to resolution of outstanding matters described in Note 11, Commitments and Contingencies.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.

The Company recognizes both interest and penalties accrued with respect to unrecognized tax benefits as income tax expense.  We have approximately $17,000 of accrued interest and penalties related to uncertain tax positions as of January 1, 2007 and June 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Implementation of SAB 108 Guidance

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered by management in quantifying a current year misstatement by evaluating errors using both a balance sheet and an income statement approach and concluding whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006. We applied the guidance in SAB 108 in the fourth quarter of 2006.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007.  The Company is evaluating the potential impact of SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to  measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of SFAS 159 on its financial position and results of operations.

Note 2.                                  Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	June 30, 2007			December 31, 2006
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gains	Fair Value

Current marketable securities	$2,745	$44	$2,789	$4,707	$3	$4,710

Long-term marketable securities	$675	$—	$675	$683	$—	$683

Long-term marketable securities include 500,000 Euros ($675,000 at June 30, 2007) which must be maintained as security for a loan obtained in June 2006.

Note 3.                                  Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$7,747	$7,198
Work in process	3,407	1,486
Finished goods	1,903	1,731
	13,057	10,415
Less: inventory valuation reserves	(987)	(1,164)
Inventories, net	$12,070	$9,251

Note 4.                                  Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$1,793	$1,763
Buildings and improvements	8,214	7,797
Furniture and equipment	18,108	17,261
Vehicles	712	740
	28,827	27,561
Less accumulated depreciation	(13,848)	(12,994)
Property and equipment, net	$14,979	$14,567

Depreciation expense for the three months ended June 30, 2007 and 2006 was $560,000 and $532,000, respectively.  Depreciation expense for the six months ended June 30, 2007 and 2006 was $1,107,000 and $966,000, respectively.

Note 5.                                  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Goodwill (1)	$1,625	$(67)	$1,558	$1,591	$(67)	$1,524	Indefinite

Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(775)	467	1,242	(725)	517	8 to 14
Customer relationships	432	(387)	45	432	(357)	75	7
Non-compete agreements	630	(612)	18	730	(660)	70	5 to 6
Subtotal other intangibles	2,924	(1,811)	1,113	3,024	(1,779)	1,245
Total intangibles	$4,549	$(1,878)	$2,671	$4,615	$(1,846)	$2,769

(1)

The amounts of goodwill related to GPI SAS at June 30, 2007 and December 31, 2006 above, includes the net effect of foreign currency exchange from the merger dated September 12, 2002, of $184,000 and $150,000, respectively.

Amortization expense for the three months ended June 30, 2007 and 2006 was $66,000 and $78,000, respectively.  Amortization expense for the six months ended June 30, 2007 and 2006 was $132,000 and $152,000, respectively.

Note 6.                                  Stock Option Programs, Warrants and Stock-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan).

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

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock.  In 2007, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 350,000, an increase of 200,000 shares; (ii) extend the expiration date of the Director’s Plan from January 30, 2009 to January 31, 2014, (iii) clarify that options vested at the time an optionee ceases to be a director would remain in effect whether or not the options were also exercisable on that date and (iv) provide that the Director’s Plan will be administered by a committee of not less than two directors.  The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year.  At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock.  In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee.  No option is exercisable sooner than six months and one day after the date of the grant.  The options expire on the earlier of the tenth anniversary of the date of grant, nine months after retirement or two years after death.

The following is a summary of stock option activity for the first two quarters of 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2006	347,500	$5.02		$
Granted	4,500	$17.80
Cancelled	—	—
Exercised	(12,500)	$7.77
Outstanding at March 31, 2007	339,500	$5.09
Granted	1,500	$13.92
Cancelled	—	—
Exercised	—	—
Outstanding at June 30, 2007	341,000	$5.12	5.1 years		$3,165

Exercisable at June 30, 2007	131,000	$6.80	4.7 years		$1,057

Stock-Based Compensation Expense

The following table summarizes our reported share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General & administrative-stock option share-based compensation	$46,718	$43,630	$133,998	$65,930
Tax benefit	(16,818)	(17,180)	(48,239)	(25,080)
Total share-based compensation, net of tax benefit	$29,900	$26,450	$85,759	$40,850

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using a modified prospective application. Accordingly, prior period amounts have not been restated

The Company attributes expense for fair value share-based payments on a straight-line basis over the vesting period of the award.  We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123(R) requires that forfeitures be estimated at the grant date and reflected in current expense measurements. Prior to adopting SFAS 123(R), we reduced pro forma share-based compensation expense when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Option valuation assumptions:
Dividend yield	None		None		None		None
Expected volatility	73.7%		96.6%		75.6%		97.8%
Risk free interest rate	5.03%		5.17%		4.82%		5.00%
Expected term of options	5.6	yrs	5.6	yrs	5.6	yrs	5.6	yrs
Weighted average fair value of options granted during the period	$9.30		$18.79		$11.40		$14.70
Exercises under all share-based payment arrangements:
Cash received	$—		$166,263		$97,178		$341,350
Tax benefit realized from option exercises	$—		$85,894		$—		$85,894

For the three months ended June 30, 2007, no options were exercised.  For the six months ended June 30, 2007, the total intrinsic value of options exercised was $157,197.

As of June 30, 2007, there was a total of $126,907 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows:

2007	$47,629
2008	60,564
2009	18,714
Thereafter	—
Total	$126,907

Note 7.                                  Earnings per Share

In accordance with SFAS 128, “Earnings per Share”, basic Earnings per Share (EPS) is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding—Basic	8,103,401	7,934,446	8,098,705	7,921,715
Potential dilution from equity grants	141,665	280,783	—	93,962
Weighted-average number of common shares outstanding—Diluted	8,245,066	8,215,229	8,098,705	8,015,677

We have certain stock options outstanding to purchase shares of our common stock, with exercise prices greater than the average market price for the quarter. For the three months ended June 30, 2007, there were 27,500 antidilutive options outstanding compared to 5,065 antidilutive options and warrants for the three months ended June 30, 2006.  For the six months ended June 30, 2006, there were 3,000 antidilutive options and warrants.  These options and warrants have been excluded from the computation of diluted net income per share for the respective period.  For the six months ended June 30, 2007, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, therefore we did not calculate the dilutive effect of the 341,000 outstanding options.

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

Note 9.                                Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public business enterprises to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino game equipment products.  The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following tables present certain data by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Net sales to external customers:
USA	$9,441	$7,942	$15,768	$15,254
Europe and Russia	1,345	1,336	2,462	2,338
Asia(1)	3,604	9,355	4,345	17,874
Other(2)	389	803	1,125	2,267
Total consolidated net sales to external customers	$14,779	$19,436	$23,700	$37,733

(1)  Primarily Macau for 2006.

(2)  Includes Canada, Africa, Australia, South America and other countries.

The following tables present our net sales by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Casino chips	$9,201	$14,267	$13,037	$27,638
Table layouts	1,285	1,358	2,599	2,564
Playing cards	1,091	1,019	2,115	2,031
Gaming furniture	850	631	1,670	1,363
Dice	578	680	1,160	1,305
Table accessories and other products	1,774	1,481	3,119	2,832
Total consolidated net sales	$14,779	$19,436	$23,700	$37,733

Sales by GPI USA are to casinos primarily in the United States and represent our entire product line; sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

	June 30, 2007	December 31, 2006
Property and equipment, net:
United States	$5,872	$5,832
France	7,759	7,351
Mexico	1,348	1,384
Total	$14,979	$14,567

The following table represents goodwill and intangibles by geographic area (in thousands):

	June 30, 2007	December 31, 2006
Goodwill and intangibles, net:
United States	$1,313	$1,445
France	1,358	1,324
Total	$2,671	$2,769

Note 10.   Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation	$1,802	$1,506
Unrealized gain / (loss) on securities, net of tax	44	3
Pension and other postretirement plans, net of tax	65	71
	$1,911	$1,580

Note 11.                           Commitments and Contingencies

Legal Proceedings and Contingencies

We are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

On or about August 25, 2006, the Company received a 60-day notice from the Center for Environmental Health (“CEH”), a private environmental advocacy firm, stating that CEH intended to bring suit against the Company in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”).  Previously a number of card room operators throughout California received similar 60-day notice letters from CEH alleging they failed to meet warning requirements contained in the Act.  We have sold gaming chips to some of these card room operators.  The Act requires, among other things, that certain businesses in California must provide a “clear and reasonable warning” if they expose persons to a chemical listed by the State of California as a carcinogen and/or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Level” for that chemical.  Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief.  In this case, the environmental group alleges that gaming chips contain lead and/or lead compounds and that no warning was given by the card room operators to its employees or customers.    We have entered into a joint defense agreement with several of the card rooms.  On July 20, 2007, CEH filed a complaint against GPI USA, another chip manufacturer and owners of twenty-four card rooms and casinos in California, in the Superior Court of California, County of Alameda, under Case. No. RG07336796, alleging substantially the same violations set forth in the notice.  We understand that such complaint was filed by CEH in anticipation of a definitive settlement and to avoid statute of limitations issues. Our outside counsel continues to pursue discussions with counsel for CEH. We are now providing a Proposition 65 warning on all gaming chips sold in the State of California.  We are pursuing rigorous efforts to reformulate our gaming chips to eliminate the need to provide such warnings in connection with future chip sales.  While the maximum amount of statutory penalties for failing to provide a required Proposition 65 warning are substantial, based on our preliminary analysis, we do not believe that our liability, if any, in this matter will have a material adverse effect on us or our business, operations or financial position.

On April 5, 2007, a putative class action complaint alleging violations of federal securities laws  based on alleged misstatements and omissions by the Company,  entitled Natalie Gordon v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation, was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00448-RCJ-RJJ.  The complaint sought class certification, unspecified damages, costs and expenses, and equitable relief against the Company, its directors and certain executive officers.  The complaint was served on the Company on

April 6, 2007 and the Company filed a motion to dismiss the complaint on May 31, 2007. Plaintiff voluntarily dismissed her complaint on June 28, 2007.

On June 27, 2007, a putative class action complaint also alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. A motion was then filed by plaintiff to consolidate this case with the Gordon complaint described above, however the Gordon complaint was dismissed and the Kaplan complaint remains of record.  The Company has engaged counsel and intends to vigorously defend against the claims presented.

The Company underwent sales tax audits for four parishes in the state of Louisiana. As of June 30, 2007 all sales taxes were paid and current.  The final audit has been completed with penalties being waived and the interest due is accrued as of June 30, 2007.

GPIC and GPI USA were audited by the United States Internal Revenue Service for the tax year 2004.  The audit was completed in July 2007 with the adjustment covered by the FIN 48 entry that was made in first quarter 2007 and no additional tax is due.

The French Tax Administration has completed their audit of GPI SAS for tax years 2004, 2005 and 2006.  On March 29, 2007, we received a notice seeking additional taxes of 550,963 Euros ($742,445 at June 30, 2007) be paid based on their findings.  GPI SAS disagrees with their analysis and expects a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

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

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a certain amount of raw material initially, $569,000 in the first year, and $711,000 per year for the years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement.  As of June 30, 2007, GPIC had purchased more than the minimum required by the agreement.

In April 2007, GPI SAS secured a one year 1,000,000 Euro (approximately $1,348,000) line of credit and immediately used 500,000 Euros for short term needs.  Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  As of June 30, 2007, this line of credit has been repaid.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gaming Partners International Corporation, a Nevada corporation (GPIC) and its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”  The following discussion is intended to assist in the understanding of our results of operations and our present financial condition.  The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Part II, Item 1A, “Risk Factors.”

Our business activities include the manufacture and supply of gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette.  We generally sell our casino products directly to licensed casinos for new openings and existing operations worldwide.  We are headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi.

Our products on display at the 2006 Global Gaming Expo in Las Vegas, Nevada; the 2007 ICE show in London, England and the 2007 Global Gaming Expo in Macau, China included our gaming chips with embedded radio frequency identification device (RFID) technology in high and low frequency and corresponding chip readers.  RFID microchips are available for each brand and type of our gaming chips.  We hold several patents concerning the embedding process of RFID microchips and an exclusive license on two patents owned by IGT for the manufacturing and selling of these RFID gaming chips and readers for chip tracking in the United States.  We also sell several types of related low-frequency RFID gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses.  Our gaming chips, with embedded RFID microchips and readers, help to protect the casinos from redeeming counterfeit or stolen chips and improve the efficiency of table game management.

The rate of acceptance of RFID gaming chips is the major factor affecting our business from a technology standpoint.  While offering us significant sales opportunities, RFID also presents challenges: casino management must be convinced of the benefits of investing  in new technology, manufacturing efficiencies must be reestablished for new variations, and partnerships must be developed to ensure the necessary readers and software are available.

Our business is variable based upon both short and long-term factors. In the short term, we are subject to significant variability in our revenues because of the unevenness of events driving additional revenue in a particular quarter.  For example, we may realize additional revenue when new casinos are opened, casinos implement major expansions or rebranding programs, or other major events occur, such as the implementation of the Euro in 2001.  Adding to the revenue variability is the length of the sales cycle from when our customers first request a sales proposal until the product is delivered.  For large orders this can vary from two months to more than a year.  The length of the sales cycle affects not only our event driven revenues but also revenues derived from replacing consumables such as dice, cards, layouts, planned replacement of chips and reorder of existing chips.

In addition to short term variability, our business is subject to long term variability related to major trends.  The technology factor was discussed above with RFID as our current major issue.  Another major long-term factor is the acceptability of gambling in different parts of the world.  Although the trend worldwide seems to be a greater acceptance of gambling, this is not universal and governments continue to prohibit gambling in major potential markets and have banned gambling in areas where it was previously permitted, such as Turkey several years ago.

Another significant long-term factor is economic.  Consolidations and changing ownership within the casino industry also offers both opportunities and challenges.  The participation of United States based gaming companies in Macau has added to the growth of this market with additional casino openings and expansions anticipated in 2007 and 2008 as well as increasing the market’s competitiveness.  However, one potential impact of the growing American presence in Macau and the development of a mass market in this region is that there is likely to be much less emphasis on European-style plaques and jetons, which are our more profitable products.

In summary, we remain confident in our competitive position and optimistic about the prospects of the gaming industry, but want to emphasize the inherent variability in this business and the impact that variability will have on our profitability on a quarterly and yearly basis.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended June 30, 2007 and 2006

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues for the three months ended June 30:

	(unaudited)
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	68.8%	63.0%
Gross profit	31.2%	37.0%

Product development	0.6%	0.6%
Marketing and sales	7.1%	5.1%
General and administrative	21.5%	16.0%
Income from operations	2.0%	15.3%
Loss on foreign currency transactions	(0.4)%	(0.3)%
Interest income	0.6%	0.5%
Interest expense	(0.4)%	(0.2)%
Other income, net	1.8%	0.3%
Income before income taxes	3.6%	15.6%
Income tax expense	0.6%	5.2%
Net income	3.0%	10.4%

Revenues   For the three months ended June 30, 2007, revenues were $14.8 million, a decrease of $4.6 million, compared to revenues of $19.4 million for the three months ended June 30, 2006.  GPI SAS recorded revenues of $5.1 million, a decrease of $5.8 million, as a result of large sales of chips to casinos in Macau in 2006.  Revenues from GPI USA amounted to $9.7 million, an increase of $1.2 million from the second quarter of 2006.

Cost of Revenues   The decrease in cost of revenues of $2.1 million occurred principally to lower volume in sales of GPI SAS. As a percentage, the cost of revenues increased to 68.8% from 63.0%.

Gross Profit   Gross profit for the three months ended June 30, 2007 decreased by $2.6 million compared to the same three-month period in 2006.  This occurred as a result of the decrease in revenues of $4.6 million and a corresponding decrease in cost of revenues of $2.1 million.  As a percentage of sales, our gross margin decreased to 31.2% from 37.0%.  The gross margin decrease is primarily driven by the significant decrease in production volume which raised our costs on the products produced.  In addition, the drop in revenues was primarily related to our higher margin products which resulted in an unfavorable change to our product mix.

Selling, general and administrative expenses

The following table details the selling, general and administrative expenses for the three months ended June 30 (in thousands):

	(unaudited)
	2007	Revenue %	2006	Revenue %

Product development	$94	0.6%	$117	0.6%
Marketing and sales	1,045	7.1%	986	5.1%
General and administrative	3,187	21.5%	3,117	16.0%
Total selling, general and administrative expenses	$4,326	29.2%	$4,220	21.7%

Total selling, general and administrative expenses increased by $0.1 million for the three months ended June 30, 2007 as compared to the same period of 2006.  Taking into consideration $0.4 million related to sales tax assessments in 2006, the increase would be $0.5 million.  The increase relates to professional services such as legal, accounting and consulting incurred in connection with complying with SEC requirements.

Other Income (Expense)   For the three months ended June 30, 2007, other income (expense) increased by $182,000 compared to the 2006 period. This was attributable to a $250,000 increase in Other Income, net related to a refund from the French Social Security Administration for 2004, 2005 and 2006.

Income Taxes   Our effective income tax rate for the three months ended June 30, 2007 was 18% compared to the effective income tax rate of 33% for the three months ended June 30, 2006.  The Company’s effective tax rate for the quarter ended June 30, 2007 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.  These non-cash dividends will likely decrease the Company’s net operating loss carry forwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income   For the three months ended June 30, 2007, we recorded net income of $0.4 million compared to net income of $2.0 million for the same period in 2006.

Comparison of Operations for the Six Months Ended June 30, 2007 and 2006

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues for the six months ended June 30:

	(unaudited)
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	73.9%	61.9%
Gross profit	26.1%	38.1%

Product development	0.6%	0.5%
Marketing and sales	9.0%	5.5%
General and administrative	25.3%	15.3%
Income (loss) from operations	(8.8)%	16.8%
Loss on foreign currency transactions	(0.3)%	(0.3)%
Interest income	0.7%	0.4%
Interest expense	(0.4)%	(0.2)%
Other income, net	1.2%	0.2%
Income (loss) before income taxes	(7.6)%	16.9%
Income tax expense (benefit)	(3.2)%	6.1%
Net income (loss)	(4.4)%	10.8%

Revenues   For the six months ended June 30, 2007, revenues were $23.7 million, a decrease of $14.0 million, compared to revenues of $37.7 million for the six months ended June 30, 2006.  GPI SAS recorded revenues of $7.3 million, a decrease of $14.0 million.  In the first six months of 2006, there were large sales of chips to casinos in Macau.  Revenues from GPI USA were flat at $16.4 million.

Cost of Revenues   The decrease in cost of revenues of $5.8 million occurred principally related to lower volume in sales of GPI SAS. As a percentage, the cost of revenues increased to 73.9 % from 61.9%.

Gross Profit   Gross profit for the six months ended June 30, 2007 decreased by $8.2 million compared to the same six-month period in 2006.  This occurred as a result of the decrease in revenues of $14.0 million and a decrease in cost of revenues of $5.8 million.  As a percentage of sales, our gross margin decreased to 26.1% from 38.1%.  The gross margin decrease is primarily driven by the significant decrease in production volume which raised our costs on the products produced.  In addition, the drop in revenues was almost completely on our higher margin products which resulted in an unfavorable change to our product mix.

Selling, general and administrative expenses

The following table details the selling, general and administrative expenses for the six months ended June 30 (in thousands):

	(unaudited)
	2007	Revenue %	2006	Revenue %

Product development	$140	0.6%	$173	0.5%
Marketing and sales	2,139	9.0%	2,073	5.5%
General and administrative	5,993	25.3%	5,770	15.3%
Total selling, general and administrative expenses	$8,272	34.9%	$8,016	21.3%

Total selling, general and administrative expenses increased by $0.3 million for the six months ended June 30, 2007 compared to the same period for 2006.  Taking into consideration $0.4 million related to sales tax assessments in 2006, the increase would be $0.7 million.  The increase relates to professional services such as legal, accounting and consulting incurred in connection with complying with SEC requirements for $0.5 million and bad debt expense of $0.1 million.

Other Income (Expense)   For the six months ended June 30, 2007, other income (expense) increased by $222,000 compared to the same period for 2006. This was attributable to a $250,000 increase in Other Income, net related to a refund from the French Social Security Administration for 2004, 2005 and 2006.

Income Taxes   Our effective income tax rate for the six months ended June 30, 2007 was 42% compared to 36% for the same period of 2006.  The Company’s effective tax rate for the six months ended June 30, 2007 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.  These non-cash dividends will likely decrease the Company’s net operating loss carry forwards and generate foreign tax credits which will carry forward for 10 years.  The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively.

Net Income   For the six months ended June 30, 2007, we recorded a net loss of $1.0 million compared to net income of $4.1 million for the same period in 2006.  The decrease in the net income of $5.2 million occurred principally as a result of the aforementioned factors.

Liquidity and Capital Resources

Overview   We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses from routine operations for a minimum of the next twelve months.  At June 30, 2007, we had $6.5 million in cash and cash equivalents and $2.8 million in current marketable securities.  Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary to the United States. We will continue to evaluate other cash sources, including other lending facilities in the United States and abroad.  There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Working Capital and Cash Flow   Overall cash and cash equivalents and current marketable securities decreased $1.4 million from December 31, 2006.  Working capital totaled $13.3 million at June 30, 2007 and $14.8 million at December 31, 2006.  Working capital changed due to an increase in current liabilities of $3.1 million offset by an increase in current assets of $1.6 million.

The increase in current assets was due primarily to an increase in net inventories of $2.8 million and an increase in other current assets of $1.1 million offset by a decrease in marketable securities of $1.9 million.  The increase in inventories is due to production related to unfilled customer orders.

The increase in current liabilities was due primarily to an increase in customer deposits of $5.1 million and other current liabilities of $0.2 million partially offset by decreases in accrued expenses of $1.4 million, income taxes payable of $0.7 million and current maturities of long term debt of $0.1 million. Customer deposits were up due to a $12.1 million increase in our backlog from June 30, 2007 to December 31, 2006.

Net Cash Flow   Overall, our cash balance decreased from December 31, 2006 to June 30, 2007 by $0.6 million.

Net cash provided by operating activities was $176,000 during the six months ended June 30, 2007 compared to $1.3 million during the same period in 2006.  In the 2007 period, the primary operational uses of cash were related to the increase in inventories.  The primary operational sources of cash in the 2007 period were related to the increase in customer deposits.  In the 2006 period, the primary operational uses of cash were related to a decrease in customer deposits of $3.3 million. The primary operational sources of cash in the 2006 period were related to net income.

Our investing activities resulted in net cash provided of $0.8 million for the first six months of 2007 compared to $0.5 million in net cash used in investing activities for the same period in 2006.  In the first six months of 2007, we recorded net proceeds of $2.0 million from the net sales of marketable securities as compared to $1.6 million in the first six months of 2006.  We used $1.4 million to acquire property and equipment in the first half of 2007 compared to $2.1 million for the same period of 2006.

Financing activities resulted in net cash used of $0.5 million for repayment of long-term obligations for the first six months of 2007 compared to $0.4 million in 2006.  Net cash was provided of $0.1 million for the exercise of stock options for the six months ended June 30, 2007 while net cash was provided by $0.4 million from the exercise of stock options and $0.9 million was proceeds from long-term obligations for the same period in 2006.

Long-term Debt   In February 2001, GPI SAS borrowed $2.2 million from an unaffiliated party.  Principal and interest payments are due quarterly until February 2008.  Interest accrues at the fixed rate of 5.1% per annum.  The loan is guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of this agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI SAS. Specifically, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2006, the last review date, GPI SAS was in compliance with these covenants and we expect to be in compliance as of December 31, 2007.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, which matures on March 1, 2012, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rate (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12%

per annum.  This loan is payable in arrears in equal monthly installments through and including March 1, 2012, at which time the entire remaining principal balance of approximately $883,000 will be due and payable. There is no prepayment penalty.

In May 2004, GPI SAS entered into a 350,000 Euro (approximately $423,000) loan transaction, with Banque Nationale de Paris, a French bank, for a building expansion in France.  Monthly principal and interest payments are 4,720 Euro; with a fixed interest rate of 3.6% per annum.  The loan is secured by a mortgage on the building and is due May 2011.

In June 2006, GPI SAS entered into a 1.5 million Euro (approximately $1.9 million) loan agreement with Lyonnaise de Banque, a French bank.  The loan has a five-year term at a fixed rate of 3.40% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 Euros ($675,000 at June 30, 2007).  There are no prepayment penalties or acceleration payment provisions in the loan agreement.  The proceeds of the loan were used to increase production capacity at GPI SAS’ facility in 2006 to meet increased demand.

Seasonality  We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

Las Vegas, Nevada Facilities   In May 1997 we purchased our current corporate headquarters, a 60,000 square foot building, located in Las Vegas.  The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust (see Long-term Debt above).  In April 2005, we purchased an approximately one acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property is being used for additional employee and visitor parking.

San Luis Rio Colorado, Mexico Facilities   We lease two manufacturing facilities totaling 66,500 square feet.  In April 2004 we extended the lease for an additional five years at the same monthly rent amount of approximately $0.35 per square foot, except that the rent amount may be prorated, commensurate with the space that we elected to use. We also own a 66,000 square foot facility adjacent to the leased buildings.

Beaune, France Facilities   We own a 34,000 square foot manufacturing and administrative facility in Beaune, France.  In May 2004, GPI SAS entered into a 350,000 Euro (or approximately $423,000) loan agreement, with Banque Nationale de Paris (B.N.P), a French bank, for building expansion (see Long-term Debt above).

In July 2006, we completed the purchase of a two story building of 10,700 square foot in Beaune, France, located near our existing facility. We purchased the building for 650,000 Euros (approximately $828,000) plus certain statutory costs. The building serves as the administrative and sales headquarters and non-gaming chip production facility for our operations outside of the United States. The new space allowed us to increase our gaming chip production capacity in France without any significant interference with our ongoing business operations. The additional space created at our own existing facility is currently finished and functional. We used available cash to pay for the building.

Capital Expenditures   We currently plan to purchase approximately $1.3 million in capital equipment and improvements in the remainder of 2007.

Cash Dividend   The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Backlog   At June 30, 2007, our backlog of production orders, which are expected to be filled in 2007, amounted to approximately $7.7 million for GPI USA and $9.9 million for GPI SAS.  At June 30, 2006, our backlog was approximately $4.3 million for GPI USA and $16.9 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in the contractual cash obligations and commercial commitments during the six months ended June 30, 2007, except for the following:

In April 2007, GPI SAS secured a one year 1,000,000 Euro (approximately $1,348,000) line of credit and immediately used 500,000 Euros for short term needs.  Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  As of June 30, 2007, this line of credit has been repaid.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007.  The Company is evaluating the potential impact of SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential impact of SFAS 159 on its financial position and results of operations.

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

We are subject to foreign currency exchange risk relating to the translation of GPI SAS’ assets, liabilities, and income and expense accounts.  The translation adjustment for assets and liabilities is reflected in Other accumulated comprehensive income (loss) included in the stockholders’ equity section on our condensed consolidated balance sheet.  GPI SAS uses the Euro as its functional currency.

The assets and liabilities of GPI SAS are translated into U.S. dollars at the rate of exchange at the end of the period.  The income and expense accounts are translated using the average rate of exchange during the period.  GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material.  These gains and losses are reflected in our condensed Consolidated Statement of Operations.  The U.S dollar weakened against the Euro in the first half of 2007; one dollar purchased 0.758 Euros at December 31, 2006 as compared to 0.742 Euros at June 30, 2007.

In April 2007, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million Euros at a rate of $1.3732 in October 2007, which is the expected settlement date of a significant dollar-based sales contract.  The forward currency contract is intended to reduce the risk to the Company from currency fluctuations.  The Company accounts for the forward currency contract in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The Company has not designated the contract as a SFAS 133 hedging instrument and the estimated fair value as June 30, 2007 was recorded as a $27,000 loss in “Loss on foreign currency transactions” in the Consolidated Statement of Operations.

The functional currency of our Mexican manufacturing subsidiary is considered to be the U.S. dollar. GPI Mexicana is funded by GPI USA in U.S. dollars.  GPI Mexicana pays local expenses, such as payroll, primarily in Mexican pesos. Balance sheet accounts of GPI Mexicana are maintained and reported principally in U.S. dollar historical amounts. Therefore, the balance sheet of GPI Mexicana is not subject to translation adjustment risk.

Interest Rate Risk   Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  At June 30, 2007 we had total interest-bearing debt and capital lease obligations of $3.3 million.  Of this amount, $2.4 million has a fixed rate of interest and we believe that the fair value of these loan agreements approximate reported amounts.

The remaining $0.9 million of interest-bearing obligations has a variable interest rate which is tied to the London Interbank Offered Rate (LIBOR), for six-month dollar deposits, plus 362.5 basis points.  For each 1.0% increase in LIBOR, we would incur increased interest expense of approximately $9,000 over the next twelve-month period.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(c) as of June 30, 2007.  As a part of its evaluation, management reviewed the material weaknesses (discussed below) in the Company’s disclosure controls and procedures identified by management for the period ended December 31, 2006.  A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2007, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were still not effective due to the following material weaknesses and therefore have exercised additional management oversight over these disclosure controls and procedures to ensure fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles.

As disclosed in the Company’s December 31, 2005 Form 10-K, management became aware of a material weakness relating to internal controls over financial reporting involving the design and operation of controls over share-based payment accounting. Specifically, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options which were granted to the Chief Executive Officer in September 2002, conditioned on the Company attaining a specific performance target.  Prior to filing the December 31, 2005 Form 10-K, the Company determined that variable accounting was required with respect to these particular stock options in order to comply with generally accepted accounting principles. The Company recorded the resulting compensation expense in the fourth quarter of 2005, which management had concluded was the proper period based on the considerations of the specific performance target. The Company has not granted any other such performance-based stock options or similar securities that have unknown vesting dates to any other employee or person. During 2006, the Company adopted SFAS 123(R) which requires expense be measured and recorded for each share-based payment award whereas, prior to SFAS 123(R), expense often was not recorded. In connection with the preparation of each of the Company’s Form 10-Qs and its Form 10-K, errors were identified in the calculations and disclosures related to stock options.  The Company implemented a new stock option tracking system late in 2006 and the Company intends to continue to implement procedures to remediate the material weakness in the design and operation of controls over the accounting for share-based payment to ensure that the financial reporting for all share-based compensation is in compliance with generally accepted accounting principles. The errors noted were corrected in the quarter in which they were found.  No quarter was materially impacted. The Company has appropriately recognized share-

based payment expense in the financial statements included in its December 31, 2006 Form 10-K and in this Form 10-Q.

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

The Company’s management reviewed these issues and made the proper adjustments to the consolidated financial statements in its Form 10-K. However, management concluded that the failure to discover these items in the regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of internal controls over financial reporting.  Management continues to implement corrective actions where required to improve the effectiveness and timeliness of internal controls, including the enhancement of systems and procedures.  The Company is in the process of evaluating its accounting department needs and in late July 2007 the Company hired a new Controller.  The Company plans to provide training to existing employees and will continue to supplement the team in certain key positions.

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

Changes in internal control over financial reporting:

There were no significant changes in internal controls over financial reporting during the first or second quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company has taken some steps and continues to take additional steps in implementing corrective actions that will improve its financial closing and reporting process.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 1A.              RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

Change in Customer Preferences

 As a result of the growing American presence in Macau and the development of a mass market in this region, it is likely that our customers will purchase fewer European-style plaques and jetons, which are our more profitable products.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 annual meeting of the stockholders of the Company was held on August 8, 2007.  Items of business set forth in our proxy statement dated July 9, 2007 that were voted on and approved are as follows:

(1)                                  Election of Directors:

	Votes
Nominee	For	Withheld

Gerard P. Charlier	5,167,625	297,326
Elisabeth Carrette	5,177,075	287,876
Eric P. Endy	5,170,721	294,230
Charles R. Henry	5,404,027	60,924
Robert J. Kelly	5,349,412	115,539
Alain Thieffry	5,179,856	285,095
Martin A. Berkowitz	5,407,877	57,074

(2)                                  Amendment to 1994 Directors’ Stock Option Plan:

For	Withheld	Abstain	Broker Non-Vote
5,375,817	80,423	8,711	0

(3)                                  Ratification of Moss Adams LLP as Independent Registered Auditor:

For	Withheld	Abstain	Broker Non-Vote
5,413,998	34,124	16,829	0

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 13, 2007 reporting the Company’s financial results for the three and six months ended June 30, 2007.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also Item 7.01, “Regulation FD Disclosure” and Item 2.02, “Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The following information is being provided in lieu of filing Item 5.02(e) on Form 8-K:

The Company has an employment agreement with Gerard Charlier, the President and Chief Executive Officer of the Company that expires on September 12, 2007.  As such, on August 8, 2007, Mr. Charlier and the Company agreed to a new employment agreement,  commencing on September 12, 2007, that provides for Mr. Charlier’s employment for an additional two years, subject to earlier termination under certain circumstances.  Mr. Charlier will continue as the President and CEO of the Company and each of its subsidiaries, GPI USA and GPI SAS.   The agreement provides for Mr. Charlier to receive an annual salary of $200,000 as President and CEO of the Company and €115,000 (US $158,560 as of August 8, 2007) as President and CEO of GPI SAS. Mr. Charlier will receive a housing allowance not to exceed $3,500 per month for housing in Las Vegas, Nevada and Beaune, France.  He will also receive tax preparation services and use of an automobile in each location, as well as medical, retirement, pension and other benefits available to the Company’s employees.  If Mr. Charlier’s employment is terminated without Cause (as defined in the employment agreement), he will be entitled to continue to receive his annual salary, including medical and dental benefits, in accordance with the Company’s payroll schedule for a period of 24-months from the date of termination.  Mr. Charlier may not compete against the Company  for a period of two-years after his employment.

ITEM 6.          EXHIBITS

10.1	Employment Agreement, effective as of September 12, 2007, between Gerard Charlier and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) - Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 13, 2007 reporting financial results for the three and six months ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 13, 2007	By:	/s/ Gerard P. Charlier
Gerard P. Charlier, President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ David W. Grimes
David W. Grimes, Chief Financial Officer