Form 10-Q
period 2007-09-30
Gaming Partners International CORP
filed 2007-11-14
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2007 was 8,103,401.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,140	$5,888
Marketable securities	2,272	4,710
Accounts receivable, less allowance for doubtful accounts of $236 and $335 respectively	3,727	4,136
Inventories, net	12,526	9,251
Prepaid expenses	539	404
Deferred income tax asset	—	355
Other current assets	2,504	1,497
Total current assets	27,708	26,241
Property and equipment, net	15,429	14,567
Goodwill	1,625	1,524
Other intangibles, net	1,056	1,245
Deferred income tax asset	2,475	2,093
Long-term investments	709	683
Other assets, net	436	616
Total Assets	$49,438	$46,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$823	$1,047
Accounts payable	3,499	2,993
Accrued expenses	3,351	4,557
Customer deposits	4,679	1,187
Income taxes payable	193	870
Deferred income tax liability	651	623
Other current liabilities	385	177
Total current liabilities	13,581	11,454
Long-term debt, less current maturities	2,350	2,749
Long-term deferred income tax liability	308	182
Total liabilities	16,239	14,385
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,090,901, respectively, issued and outstanding	81	81
Additional paid-in capital	18,714	18,429
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	11,923	12,690
Accumulated other comprehensive income	2,677	1,580
Total stockholders’ equity	33,199	32,584
Total Liabilities and Stockholders’ Equity	$49,438	$46,969

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues	$15,196	$20,135	$38,896	$57,868
Cost of revenues	10,374	14,545	27,887	37,903
Gross profit	4,822	5,590	11,009	19,965

Product development	77	199	217	372
Marketing and sales	1,194	993	3,332	3,066
General and administrative	2,593	2,775	8,586	8,545

Operating income (loss)	958	1,623	(1,126)	7,982

Loss on foreign currency transactions	(8)	(64)	(87)	(192)
Interest income	89	146	250	307
Interest expense	(49)	(47)	(147)	(124)
Other income, net	26	2	312	94

Income (loss) before income taxes	1,016	1,660	(798)	8,067

Income tax expense (benefit)	629	741	(136)	3,053

Net income (loss)	$387	$919	$(662)	$5,014

Earnings per share:
Basic	$0.05	$0.12	$(0.08)	$0.63
Diluted	$0.05	$0.11	$(0.08)	$0.62
Weighted average shares of common stock outstanding:
Basic	8,103	7,984	8,100	7,943
Diluted	8,242	8,221	8,100	8,070

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE

INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2006		7,898,766	79	16,904	(196)	8,766	446	25,999
Net income	$5,014					5,014		5,014
Cumulative effect of adjustments resulting from the application of SAB 108, net of tax (Note 1)	—	—	—	—	—	(194)	—	(194)
Unrealized gain on securities	9						9	9
Common stock options and warrants exercised		105,011	1	748	—	—	—	749
Tax benefit from stock options and warrants exercised	—	—	—	467	—	—	—	467
Stock compensation expense	—	—	—	67	—	—	—	67
Foreign currency translation adjustment	584	—	—	—	—	—	584	584
Total comprehensive income	$5,607
Balance, September 30, 2006		8,003,777	$80	$18,186	$(196)	$13,586	$1,039	$32,695

Balance, January 1, 2007		8,090,901	81	18,429	(196)	12,690	1,580	32,584
Net loss	$(662)	—	—	—	—	(662)	—	(662)
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 1)	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities	48	—	—	—	—	—	48	48
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	188	—	—	—	188
Pension and other post retirement plans	(9)	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	1,058	—	—	—	—	—	1,058	1,058
Total comprehensive income	$435
Balance, September 30, 2007		8,103,401	$81	$18,714	$(196)	$11,923	$2,677	$33,199

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months ended
	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(662)	$5,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,685	1,508
Amortization	190	222
Provision for bad debt	(116)	(107)
Provision for inventory obsolescence	—	(75)
Deferred income taxes	41	(270)
Share-based compensation expense	188	67
Tax benefit on exercise of stock options and warrants	—	(467)
Loss on sale of property and equipment	(17)	—
Loss on sale of marketable securities	(34)	(79)
Change in operating assets and liabilities:
Accounts receivable	584	(2,529)
Inventories	(2,814)	309
Prepaid expenses and other current assets	(932)	(147)
Non-current other assets	213	(227)
Accounts payable	347	(1,157)
Customer deposits	3,295	(6,579)
Accrued expenses	(1,375)	1,037
Income taxes payable	(794)	553
Other current liabilities	193	17
Net cash used in operating activities	(8)	(2,910)

Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(13,259)	(17,101)
Proceeds from sale of marketable securities and long-term investments	15,992	21,721
Acquisition of property and equipment	(2,029)	(3,945)
Proceeds from sale of property and equipment	66	18
Net cash provided by investing activities	770	693

Cash Flows from Financing Activities
Repayment of long-term debt	(797)	(667)
Proceeds from long-term obligations	—	1,180
Proceeds from exercise of stock options	97	749
Tax benefit on exercise of stock options and warrants	—	467
Net cash (used in) provided by financing activities	(700)	1,729
Effect of exchange rate changes on cash	190	389
Net increase (decrease) in cash and cash equivalents	252	(99)
Cash and cash equivalents, beginning of period	5,888	4,573
Cash and cash equivalents, end of period	$6,140	$4,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$147	$122
Cash paid for income taxes	$1,192	$2,765

See notes to unaudited condensed consolidated financial statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Organization and Nature of Business

On September 12, 2002, the business of Paul-Son Gaming Corporation, Etablissements Bourgogne et Grasset S.A. (B&G), and the Bud Jones Company, Inc. (Bud Jones), were combined, with B&G and Bud Jones becoming wholly-owned subsidiaries of Paul-Son Gaming Corporation. Effective September 1, 2004, Paul-Son Gaming Corporation completed its name change to Gaming Partners International Corporation. The Company’s established brand names such as Paulson®, Bourgogne et Grasset®, Bud Jones®, and T-K® remain unchanged. The Company’s subsidiary Paul-Son Gaming Supplies, Inc. changed its name to Gaming Partners International USA, Inc. (GPI USA) and its subsidiary Paul-Son Mexicana, S.A. de C.V. changed its name to GPI Mexicana S.A. de C.V. (GPI Mexicana). The Company’s subsidiary Etablissements Bourgogne et Grasset S.A. also changed its name to Gaming Partners International SAS (GPI SAS). Gaming Partners International Corporation, a Nevada corporation and its subsidiaries are collectively referred to herein as the “Company,” or “GPIC” or “we” or “us” or “our.”

Our business activities include the manufacture and supply of casino table gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products to licensed casinos for new openings and existing operations worldwide. GPI USA which is based in Las Vegas, Nevada, sells to the North American market and GPI SAS, which is based in Beane, France, sells to the rest of the world. We have additional office locations in San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

Derivative Financial Instruments

In April 2007, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million Euros at a rate of $1.3732 in October 2007, the expected settlement date of a significant dollar-based sales contract. The sales contract was settled in October 2007. The forward currency contract was intended to reduce the risk to the Company from currency fluctuations. The Company accounted for the forward currency contract in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The Company did not designate the contract as a SFAS 133 hedging instrument. In the Statement of Operations, gains of $72,000 and $45,000 were recorded for the three and nine months ended September 30, 2007 respectively. As of September 30, 2007, the estimated fair value of $45,000 was recorded as an “other current asset”.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2007 presentation. These reclassifications had no effect on our net income. These reclassifications include administrative expenses incurred by our manufacturing facility in Mexico, which were recorded as general and administrative expenses in the Form 10-Q/A for September 30, 2006 and are now in cost of revenues. This presentation is consistent with that of the Company’s Form 10-K for the year ended December 31, 2006, including the presentation of the quarterly information contained therein.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

As a result of the adoption of FIN 48, $105,000 was recorded as a decrease to retained earnings and an increase to income taxes payable as of January 1, 2007. The Company also reclassified $50,000 within deferred income tax asset (long-term) and $81,000 within income tax payable. At the adoption date of January 1, 2007, we had $219,000 of unrecognized tax benefits, of which $169,000 would affect our effective tax rate if recognized. Of this unrecognized tax benefit, $50,000 would not affect our effective tax rate due to the existence of the valuation allowance.

During the three months ended September 30, 2007, the Company resolved one of the tax matters discussed in Note 11, Commitments and Contingencies. As a result, the Company reduced their unrecognized tax benefit and valuation allowance by $50,000. As of September 30, 2007, we had $169,000 of unrecognized tax benefits all of which would affect our effective tax rate if recognized.

The Company anticipates there will likely be a change in the balance of the unrecognized tax benefits within the next twelve months due to the resolution of the outstanding tax matter described in Note 11,

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

Commitments and Contingencies. At this time, the Company cannot estimate how much the unrecognized tax benefits may change.

The Company recognizes both interest and penalties accrued with respect to unrecognized tax benefits as income tax expense. We have approximately $17,000 of accrued interest and penalties related to uncertain tax positions as of January 1, 2007 and September 30, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of SFAS 157 on its financial position and results of operations.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2.     Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	September 30, 2007			December 31, 2006
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$2,222	$50	$2,272	$4,707	$3	$4,710
Long-term marketable securities	$709	$—	$709	$683	$—	$683

Long-term marketable securities include 500,000 Euros ($709,000 at September 30, 2007) which must be maintained as security for a loan obtained in June 2006.

Note 3.     Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw Materials	$8,096	$7,198
Work in Progress	$3,337	$1,486
Finished Goods	$2,186	$1,731
	$13,619	$10,415
Less: inventory valuation reserves	$(1,093)	$(1,164)
Inventories, net	$12,526	$9,251

Note 4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$1,809	$1,763
Buildings and improvements	$8,685	$7,797
Furniture and equipment	$18,939	$17,261
Vehicles	$731	$740
	$30,164	$27,561
Less accumulated depreciation	$(14,735)	$(12,994)
Property and equipment, net	$15,429	$14,567

Depreciation expense for the three months ended September 30, 2007 and 2006 was $578,000 and $542,000, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,685,000 and $1,508,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2007			December 31, 2006			Estimated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Goodwill (1)	$1,694	$(69)	$1,625	$1,591	$(67)	$1,524	Indefinite

Trademarks	620	(37)	583	620	(37)	583	Indefinite
Patents	1,242	(799)	443	1,242	(725)	517	8 to 14
Customer						—
relationships	432	(402)	30	432	(357)	75	7
Non-compete			—			—
agreements (2)	—	—	—	730	(660)	70	5 to 6
Subtotal other
intangibles.	2,294	(1,238)	1,056	3,024	(1,779)	1,245
Total intangibles	$3,988	$(1,307)	$2,681	$4,615	$(1,846)	$2,769

(1)        The amounts of goodwill related to GPI SAS at September 30, 2007 and December 31, 2006 above, include the net effect of foreign currency exchange from the merger dated September 12, 2002, of $251,000 and $150,000, respectively.

(2)        As of September 30, 2007, all non-compete agreements have expired.

Amortization expense for the three months ended September 30, 2007 and 2006 was $57,000 and $70,000, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $190,000 and $222,000, respectively.

Note 6.     Stock Option Programs, Warrants and Stock-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan).

The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date. All of the outstanding stock options under the Incentive Plan have vested. The options granted under the Incentive Plan expire ten years after the date of the grant, subject to earlier termination for death, termination of employment or retirement.

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In 2007, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 350,000, an increase of 200,000 shares; (ii) extend the expiration date of the Director’s Plan from January 30, 2009 to January 31, 2014, (iii) clarify that options vested at the time an optionee ceases to be a director would remain in effect

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

whether or not the options were also exercisable on that date and (iv) provide that the Directors’ Plan will be administered by a committee of not less than two directors. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the earlier of the tenth anniversary of the date of grant, nine months after retirement or two years after death.

The following is a summary of stock option activity for the first three quarters of 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	347,500	$5.02
Granted	4,500	17.80
Cancelled
Exercised	(12,500)	7.77
Outstanding at March 31, 2007	339,500	$5.09
Granted	1,500	$13.92
Cancelled	—	—
Exercised	—	—
Outstanding at June 30, 2007	341,000	$5.12
Granted	9,500	$13.10
Cancelled	—
Exercised	—
Outstanding at September 30, 2007	350,500	$5.34	5.0 years	$1,755

Exercisable at September 30, 2007	334,500	$4.80	4.8 years	$1,755

Stock-Based Compensation Expense

The following table summarizes our reported share-based compensation expense included in our condensed consolidated statements of operations:

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
General & administrative-stock option share-based compensation	$54,318	$967	$188,316	$66,897
Tax benefit	(19,554)	(457)	(67,794)	(25,538)
Total share-based compensation, net of tax benefit	$34,764	$510	$120,522	$41,359

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Option valuation assumptions:
Dividend yield	None	None	None	None
Expected volatility	71.4%	95.1%	73.0%	96.9%
Risk free interest rate	4.71%	4.90%	4.76%	4.97%
Expected term of options	5.6 yrs	5.6 yrs	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$8.56	$16.27	$9.66	$15.22
Exercises under all share-based payment arrangements:
Cash received	$—	$431,094	$97,178	$772,444
Tax benefit realized from option exercises	$—	$381,349	$—	$467,243

For the three months ended September 30, 2007, no options were exercised. For the nine months ended September 30, 2007, the total intrinsic value of options exercised was $157,197.

As of September 30, 2007, there was a total of $153,880 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows:

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

2007	$24,190
2008	$80,066
2009	$38,215
Thereafter	$11,409
Total	$153,880

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding - Basic	8,103,401	7,984,526	8,100,286	7,942,885
Potential dilution from equity grants	139,066	236,200	—	127,014
Weighted-average number of common shares outstanding - Diluted	8,242,467	8,220,726	8,100,286	8,069,899

We have certain stock options outstanding to purchase shares of our common stock, with exercise prices greater than the average market price for the quarter. For the three months ended September 30, 2007, there were 27,500 antidilutive options outstanding compared to 6,000 antidilutive options and warrants for the three months ended September 30, 2006. For the nine months ended September 30, 2006, there were 10,714 antidilutive options and warrants. These options and warrants have been excluded from the computation of diluted net income per share for the respective period. For the nine months ended September 30, 2007, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, therefore we did not calculate the dilutive effect of the 350,500 outstanding options.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9.   Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino table game equipment products. The segment is comprised of the following product lines: casino chips, table layouts, playing cards, gaming furniture, dice, and table accessories and other products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table presents certain data by geographic area (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net sales to external customers
USA	$8,144	$7,078	$23,912	$22,332
Europe and Russia	1,183	599	3,645	2,937
Asia(1)	5,049	11,477	9,394	29,351
Other(2)	820	981	1,945	3,248
Total consolidated net sales to external customers	$15,196	$20,135	$38,896	$57,868

(1)  Primarily Macau for 2006 and 2007.

(2)  Includes Canada, Africa, Australia, South America and other countries.

The following table presents our net sales by product line (in thousands):

(net sales by product line)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Casino chips	$10,115	$15,034	$23,153	$42,672
Table layouts	1,378	1,226	3,977	3,790
Playing cards	1,035	1,026	3,149	3,057
Gaming furniture	804	833	2,474	2,196
Dice	563	666	1,723	1,971
Table accessories and other products	1,301	1,350	4,420	4,182
Total consolidated net sales	$15,196	$20,135	$38,896	$57,868

Sales by GPI USA are to casinos primarily in the United States and represent our entire product line; sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

	September 30, 2007	December 31, 2006
Property and equipment, net:
United States	$6,056	$5,832
France	8,005	7,351
Mexico	1,368	1,384
Total	$15,429	$14,567

The following table represents goodwill and intangibles by geographic area (in thousands):

	September 30, 2007	December 31, 2006
Goodwill and intangibles, net:
United States	$1,256	$1,445
France	1,425	1,324
Total	$2,681	$2,769

Note 10. Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation	$2,566	$1,506
Unrealized gain on securities, net of tax	$50	$3
Pension and other postretirement plans, net of tax	$61	$71
	$2,677	$1,580

Note 11. Commitments and Contingencies

Legal Proceedings and Contingencies

In addition to the matters set forth below, we are engaged in disputes and claims arising in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

On or about August 25, 2006, the Company received a 60-day notice from the Center for Environmental Health (CEH), a private environmental advocacy firm, stating that CEH intended to bring suit against the Company in California for alleged failure to provide a warning required under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65” or the “Act”). Previously thirty-two individual card room operators throughout California received similar 60-day notice letters from CEH alleging they failed to meet warning requirements contained in the Act. We have sold gaming chips to some of these card room operators. The Act requires, among other things, that certain businesses in California must provide a “clear and reasonable warning” if they expose persons to a chemical listed by the State of California as a carcinogen and/or reproductive toxicant, unless the business can demonstrate the exposure is below a “No Significant Risk Level” for that chemical. Failure to provide the warning can be enforced by the government or private citizens in an action for civil penalties and injunctive relief. In this case, the environmental group alleges that gaming chips contain lead and/or

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

lead compounds and that no warning was given by the card room operators to its employees or customers. On July 20, 2007, CEH filed a complaint against GPI USA, another chip manufacturer and owners of twenty-four card rooms and casinos in California, in the Superior Court of California, County of Alameda, under Case No. RG07336796, alleging substantially the same violations set forth in the notice. We have entered into a joint defense agreement with a group of eighteen card room operators and agreed to indemnify them to the extent their alleged liability is associated with the purchase and use of our chips and subject to their cooperation in the defense and settlement of the action. Our outside counsel continues to pursue settlement discussions with counsel for CEH on behalf of the company and these card room operator defendants. If agreement is reached, it will be in the form of a stipulated judgment entered before a state court. In the meantime, we are providing a Proposition 65 warning on all gaming chips sold in the State of California and understand that the individual card rooms and casinos are also providing warnings in their establishments. . We are pursuing rigorous efforts to reformulate our gaming chips to eliminate the need to provide such warnings in connection with future chip sales. Absent an agreement on the settlement amount, at this time, we are unable to determine whether a settlement can be reached and, if so, what effect it would have on the business operations or financial position.

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

On June 27, 2007, a putative class action complaint also alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. A motion was then filed by plaintiff to consolidate this case with the Gordon complaint described above, however the Gordon complaint was dismissed and the Kaplan complaint remains of record. The Board of Directors has formed a Special Litigation Committee composed of an independent director who is not a party to the litigation, and an unrelated independent person, to review and assess the claims asserted against the defendants.

On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL. The Company has engaged counsel and intends to vigorously defend against the claims presented.

The Company underwent sales tax audits for four parishes in the state of Louisiana. As of September 30, 2007 all sales taxes were paid and current. The final audit has been completed with penalties waived and the interest due has been paid.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

(unaudited)

GPIC and GPI USA were audited by the United States Internal Revenue Service for the tax year 2004.  The audit was completed in July 2007 with the adjustment covered by the FIN 48 entry that was made in first quarter 2007 and no additional tax is due.

The French Tax Administration has completed their audit of GPI SAS for tax years 2004, 2005 and 2006.  On March 29, 2007, we received a notice seeking additional taxes of 551,000 Euros be paid based on their findings. In July 2007, we were notified they had revised their assessment to 531,000 Euros ($753,000 at September 30, 2007). GPI SAS disagrees with their analysis and expects a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

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

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a certain amount of raw material initially, $569,000 in the first year, and $711,000 per year for the years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of September 30, 2007, GPIC had purchased more than the minimum required by the agreement.

In April 2007, GPI SAS secured a one year 1,000,000 Euros ($1,418,000 at September 30, 2007) line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of September 30, 2007, this line of credit is fully available.

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

Our business activities include the manufacture and supply of casino table gaming equipment and supplies such as gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. We generally sell our casino products directly to licensed casinos for new openings and existing operations worldwide. GPI USA which is based in Las Vegas, Nevada, sells to the North American market and GPI SAS, which is based in Beane, France, sells to the rest of the world. We have additional office locations in San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi.

Our products on display at the 2006 Global Gaming Expo in Las Vegas, Nevada, the 2007 ICE show in London, England, and the 2007 Global Gaming Expo in Macau, China included our gaming chips with embedded radio frequency identification device (RFID) technology in high and low frequency and corresponding chip readers. RFID microchips are available for each brand and type of our gaming chips. We hold several patents concerning the embedding process of RFID microchips and an exclusive license on two patents owned by International Gaming Technology for the manufacturing and selling of these RFID gaming chips and readers for chip tracking in the United States. We also sell several types of related low-frequency RFID gaming chip readers that can be used by the casinos at the cages, vaults, tables, or by the pit bosses. Our gaming chips, with embedded RFID microchips and readers, help to protect the casinos from redeeming counterfeit or stolen chips and improve the efficiency of table game management.

The rate of acceptance of RFID gaming chips is the major factor affecting our business from a technology standpoint. While offering us significant sales opportunities, RFID also presents challenges: casino management must be convinced of the benefits of investing  in new technology, manufacturing efficiencies must be reestablished for new variations, and partnerships must be developed to ensure increasingly complex hardware and software are available.

Our business is variable based upon both short and long-term factors. In the short term, we are subject to significant variability in our revenues because of the unevenness of events driving additional revenue in a particular quarter. For example, we may realize additional revenue when new casinos are opened, casinos implement major expansions or rebranding programs, or other major events occur, such as the implementation of the Euro in 2001. Adding to the revenue variability is the length of the sales cycle from when our customers first request a sales proposal until the product is delivered. For large chip orders this can vary from two months to more than a year. The length of the sales cycle affects not only our event driven revenues but also revenues derived from replacing consumables such as dice, cards, layouts, planned replacement of chips and reorder of existing chips.

In addition to short term variability, our business is subject to long term variability related to major trends. The technology factor discussed above with RFID is our current major issue. Another major long-term factor is the acceptability of gambling in different parts of the world. Although the trend worldwide seems to be a greater acceptance of gambling, this is not universal and governments continue to prohibit gambling in major potential markets and have banned gambling in areas where it was previously permitted, such as Turkey several years ago.

Another significant long-term factor is economic. Consolidations and changing ownership within the casino industry also offers both opportunities and challenges. The participation of United States based gaming companies in Macau has added to the growth of this market with additional casino openings and expansions as well as increasing the market’s competitiveness. However, one potential impact of the growing American presence in Macau and the development of a mass market in this region is that there is likely to be much less emphasis on European-style plaques and jetons, which are our more profitable products.

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

RESULTS OF OPERATIONS

Comparison of Operations for the Three Months Ended September 30, 2007 and 2006

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues for the three months ended September 30:

	(unaudited)
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	68.3%	72.2%
Gross Profit	31.7%	27.8%

Product development	0.5%	1.0%
Marketing and sales	7.9%	4.9%
General and administrative	17.1%	13.8%
Income from operations	6.2%	8.1%
Loss on foreign currency transactions	-0.1%	-0.3%
Interest income	0.6%	0.7%
Interest expense	-0.3%	-0.2%
Other income, net	0.2%	0.0%
Income before income taxes	6.6%	8.3%
Income tax expense	-4.1%	-3.7%
Net income	2.5%	4.6%

Revenues   For the three months ended September 30, 2007, revenues were $15.2 million, a decrease of $4.9 million (24%), compared to revenues of $20.1 million for the three months ended September 30, 2006. GPI SAS recorded revenues of $6.6 million, a decrease of $6.1 million (48%), due to lower sales of chips to casinos in Macau. If the Euro had not strengthened 8% against the US dollar, GPI SAS’ sales would have been $0.5 million lower. Revenues from GPI USA amounted to $8.6 million, an increase of $1.2 million (16%) from the third quarter of 2006.

Cost of Revenues   The decrease in cost of revenues of $4.1 million occurred principally due to lower volume in sales of GPI SAS. As a percentage, the cost of revenues decreased to 68.3% in the third quarter of 2007 as compared to 72.2% in the third quarter of 2006.

Gross Profit   Gross profit for the three months ended September 30, 2007 decreased by $0.8 million compared to the same three-month period in 2006. This decrease occurred as a result of the decrease in revenues of $4.9 million and a corresponding decrease in cost of revenues of $4.1 million. As a percentage of sales, our gross margin increased to 31.7% from 27.8%. The gross margin change is primarily due to a relatively low third quarter 2006 gross margin, which was driven by higher costs relating to the initial production of our high frequency RFID chips.

Selling, general and administrative expenses  The following table details the selling, general and administrative expenses for the three months ended September 30 (in thousands):

	(unaudited)
	2007	Revenue %	2006	Revenue %

Product development	$77	0.5%	$199	1.0%
Marketing and sales	1,194	7.9%	993	4.9%
General and administrative	2,593	17.1%	2,775	13.8%
Total selling, general and administrative expenses	$3,864	25.5%	$3,967	19.7%

Total selling, general and administrative expenses decreased by $0.1 million for the three months ended September 30, 2007 as compared to the same period of 2006. Product development expenses decreased $0.1 million due to reduced patent fees. Marketing and sales expenses increased $0.2 million due primarily to increased compensation expense. General and administrative expenses decreased $0.2 million between the two periods primarily due to a reduction in bad debt expense.

Other Income (Expense)   For the three months ended September 30, 2007, other income (expense) increased by $21,000 compared to the 2006 period.

Income Taxes   Our effective income tax rate for the three months ended September 30, 2007 was 62% compared to the effective income tax rate of 45% for the three months ended September 30, 2006. The Company’s effective tax rate for the quarter ended September 30, 2007 differed from the statutory rate as a result of the Company’s repatriation of non-cash dividends from GPI SAS in September 2007. These non-cash dividends result in taxable income which can be fully offset by foreign tax credits generated. The Company expects to generate foreign tax credits in excess of the amount necessary to offset current taxes. These excess foreign tax credits will carry forward for 10 years. The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively. The Company has a valuation allowance for excess foreign tax credits.

Net Income   For the three months ended September 30, 2007, we recorded net income of $0.4 million, a decrease of $0.5 million, compared to net income of $0.9 million for the same period in 2006.

Comparison of Operations for the Nine months Ended September 30, 2007 and 2006

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues for the nine months ended September 30:

	(unaudited)
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	71.7%	65.5%
Gross Profit	28.3%	34.5%

Product development	0.6%	0.6%
Marketing and sales	8.6%	5.3%
General and administrative	22.1%	14.8%
Income from operations	-3.0%	13.8%
Loss on foreign currency transactions	-0.2%	-0.3%
Interest income	0.6%	0.5%
Interest expense	-0.4%	-0.2%
Other income, net	0.8%	0.2%
Income before income taxes	-2.2%	14.0%
Income tax expense	0.4%	-5.3%
Net income	-1.8%	8.7%

Revenues  For the nine months ended September 30, 2007, revenues were $38.9 million, a decrease of $19.0 million (33%), compared to revenues of $57.9 million for the nine months ended September 30, 2006. GPI SAS recorded revenues of $14.0 million, a decrease of $20.1 million (59%) as compared to 2006 revenues. The decrease is primarily due to reduced sales of chips to casinos in Macau. If the Euro had not strengthened 8% against the US dollar, GPI SAS’ sales would have been $1.0 million lower. Revenues from GPI USA were $24.9 million in 2007 as compared to 2006 of $23.8 million, an increase of $1.1 million (5%).

Cost of Revenues  The decrease in cost of revenues of $10.0 million was principally related to lower a volume of sales of GPI SAS. As a percentage, the cost of revenues increased to 71.7% from 65.5%.

Gross Profit  Gross profit for the nine months ended September 30, 2007 decreased by $9.0 million compared to the same nine-month period in 2006. This occurred as a result of the decrease in revenues of $19.0 million and a decrease in cost of revenues of $10.0 million. As a percentage of sales, our gross margin decreased to 28.3% from 34.5%. The gross margin decrease is primarily driven by the significant decrease in production volume which raised our costs on the products produced. In addition, the drop in revenues was almost completely on our higher margin products which resulted in an unfavorable change to our product mix.

Selling, general and administrative expenses

The following table details the selling, general and administrative expenses for the nine months ended September 30 (in thousands):

	(unaudited)
	2007	Revenue%	2006	Revenue%

Product development	$217	0.6%	$372	0.6%
Marketing and sales	3,332	8.6%	3,066	5.3%
General and administrative	8,586	22.1%	8,545	14.8%
Total selling, general and administrative expenses	$12,135	31.3%	$11,983	20.7%

Total selling, general and administrative expenses increased by $0.2 million for the nine months ended September 30, 2007 as compared to the same period of 2006. Product development expenses decreased $0.2 million due primarily to decreased patent fees. Marketing and sales expenses increased $0.3 million due primarily to increased compensation expenses as a result of increased sales force headcount. General and administrative expenses were flat between the two periods with $0.1 million decrease in bad debt expense offset by a $0.1 million increase in other expenses.

Overall, general and administrative expenses were essentially flat between the two nine-month periods. In 2006, there were one-time expenses of $0.4 million for sales tax assessments and $0.2 million related to the building expansion in France. In 2007, these expenses were replaced by higher audit fees of $0.2 million, stock compensation expense of $0.1 million, gaming license fees of $0.1 million, compensation expense of $0.1 million, and $0.1 million related to the effect of foreign currency translation on GPI SAS’ expenses.

Other Income (Expense)  For the nine months ended September 30, 2007, other income increased by $243,000 compared to the same period for 2006. This was attributable to a $250,000 increase in Other Income, net related to a refund from the French Social Security Administration for 2004, 2005 and 2006.

Income Taxes  Our effective income tax rate for the nine months ended September 30, 2007 was 16% compared to 38% for the same period of 2006. The Company’s effective tax rate for the nine months ended September 30, 2007 differed from the statutory rate as a result of the Company’s repatriation of non-cash dividends from GPI SAS in September 2007 combined with having a loss before income taxes for the first three quarters. These non-cash dividends result in taxable income which can be fully offset by foreign tax credits generated. The Company expects to generate foreign tax credits in excess of amount necessary to offset current taxes. These excess foreign tax credits will carry forward for 10 years.

The utilization of the foreign tax credits will depend upon whether the Company generates foreign source income prospectively. The Company has a valuation allowance for excess foreign tax credits.

Net Income  For the nine months ended September 30, 2007, we recorded a net loss of $0.7 million, a decrease of $5.7 million, compared to net income of $5.0 million for the same period in 2006.

Liquidity and Capital Resources

Overview  We believe that our cash flow from the operations of the Company and cash on hand should be sufficient to fund expenses for routine operations for a minimum of the next twelve months. At September 30, 2007, we had $6.1 million in cash and cash equivalents and $2.3 million in current marketable securities. Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary to the United States. We will continue to evaluate other cash sources, including other lending facilities in the United States and abroad. There can be no assurance that the other cash sources will be available to us on terms and conditions acceptable to the Company.

Working Capital and Cash Flow  Overall cash and cash equivalents and current marketable securities decreased $2.2 million from December 31, 2006. Working capital totaled $14.1 million at September 30, 2007 and $14.8 million at December 31, 2006. Working capital changed due to an increase in current liabilities of $2.1 million offset by an increase in current assets of $1.4 million.

The increase in current assets was due primarily to an increase in net inventories of $3.3 million and an increase in other current assets of $1.0 million offset by a decrease in marketable securities of $2.4 million and accounts receivable of $0.4 million. The increase in inventories is due primarily to production related to unfilled customer orders.

The increase in current liabilities was due primarily to an increase in customer deposits of $3.5 million and accounts payable of $0.5 million partially offset by decreases in accrued expenses of $1.2 million, income taxes payable of $0.7 million and current maturities of long term debt of $0.2 million. Customer deposits were up due to a $9.0 million increase in our backlog from December 31, 2006 to September 30, 2007.

Net Cash Flow  Overall, our cash balance increased slightly from December 31, 2006 to September 30, 2007 by $0.3 million.

Net cash used in operating activities was $8,000 during the nine months ended September 30, 2007 compared to $2.9 million during the same period in 2006. In the 2007 period, the primary operational uses of cash were related to the increase in inventories. The primary operational sources of cash in the 2007 period were related to the increase in customer deposits. In the 2006 period, the primary operational uses of cash were related to a decrease in customer deposits of $6.6 million. The primary operational sources of cash in the 2006 period were related to net income.

Our investing activities resulted in net cash provided of $0.8 million for the first nine months of 2007 compared to $0.7 million in net cash provided by investing activities for the same period in 2006. In the first nine months of 2007, we recorded net proceeds of $2.7 million from the net sales of marketable securities, as compared to $4.6 million in the first nine months of 2006. We used $2.0 million to acquire property and equipment in the nine months ended September 30, 2007, compared to $3.9 million for the same period of 2006.

Our financing activities resulted in cash used of $0.8 million for repayment of long-term obligations and cash was provided of $0.1 million for the exercise of stock options for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, cash was provided by proceeds of debt issued of $1.2 million, $0.7 million from the exercise of stock options and warrants, and by $0.5 million from the tax benefit of the exercise of those stock options and warrants. In 2006, $0.7 million was used for repayment of long-term obligations.

Line of Credit  In April 2007, GPI SAS secured a one year 1,000,000 Euros ($1,418,000 at September 30, 2007) line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of September 30, 2007, this line of credit is fully available.

Long-term Debt  In February 2001, GPI SAS borrowed $2.2 million from an unaffiliated party. Principal and interest payments are due quarterly until February 2008. Interest accrues at the fixed rate of 5.1% per annum. The loan is guaranteed by our significant stockholder, Holding Wilson, S.A. Under the terms of this agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on the financial statements of GPI SAS. Specifically, GPI SAS’ ratio of total loans and similar debt (inclusive of capital lease obligations) to operating cash flow (defined under French GAAP as operating income before depreciation and provisions) must not exceed 1.7, and the ratio of total loans and similar debt (inclusive of capital lease obligations) to stockholders’ equity must not exceed 0.5. At December 31, 2006, the last review date, GPI SAS was in compliance with these covenants and we expect to be in compliance as of December 31, 2007.

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

In June 2006, GPI SAS entered into a 1.5 million Euro (approximately $1.9 million) loan agreement with Lyonnaise de Banque, a French bank. The loan has a five-year term at a fixed rate of 3.40% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI SAS’ marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 Euros ($709,000 at September 30, 2007). There are no prepayment penalties or acceleration payment provisions in the loan agreement. The proceeds of the loan were used to increase production capacity at GPI SAS’ facility in 2006 to meet increased demand.

Seasonality  We do not typically experience seasonality relative to our revenues, except potentially, for the third quarter of each year, when the French location (office and manufacturing facility) is closed for a substantial part of the month of August due to holiday.

Las Vegas, Nevada Facilities  In May 1997 we purchased our current corporate headquarters, a 60,000 square foot building, located in Las Vegas. The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust (see Long-term Debt above). In April 2005, we purchased an approximately one-acre parcel of land adjacent to our Las Vegas headquarters for $800,000 in a cash transaction. This property is being used for additional employee and visitor parking.

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

Capital Expenditures  We currently plan to purchase approximately $0.7 million in capital equipment and improvements in the remainder of 2007.

Cash Dividend  The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At September 30, 2007, our backlog of production orders, which are expected to be filled in 2007, amounted to approximately $5.5 million for GPI USA and $9.0 million for GPI SAS. At September 30, 2006, our backlog was approximately $4.2 million for GPI USA and $7.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in the contractual cash obligations and commercial commitments during the nine months ended September 30, 2007, except for the following:

In April 2007, GPI SAS secured a one year 1,000,000 Euro ($1,418,000 at September 30, 2007) line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of September 30, 2007, this line of credit is fully available.

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

The assets and liabilities of GPI SAS are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our condensed Consolidated Statement of Operations. The U.S dollar weakened against the Euro in the first nine months of 2007; one dollar purchased 0.758 Euros at December 31, 2006 as compared to 0.705 Euros at September 30, 2007.

In April 2007, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million Euros at a rate of $1.3732 in October 2007, the expected settlement date of a significant dollar-based sales contract. The forward currency contract was intended to reduce the risk to the Company from currency fluctuations. The Company accounted for the forward currency contract in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).. The Company did not designate the contract as a SFAS 133 hedging instrument. In the Statement of Operations, gains of $72,000 and $45,000 were recorded for the three and nine months ended September 30, 2007 respectively. As of September 30, 2007 the estimated fair value of $45,000 was recorded as an “other current asset”.

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

Interest Rate Risk Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. At September 30, 2007 we had total interest-bearing debt and capital lease obligations of $3.2 million. Of this amount, $2.3 million has a fixed rate of interest and we believe that the fair value of these loan agreements approximate reported amounts.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(c) as of September 30, 2007. As a part of its evaluation, management reviewed the material weaknesses (discussed below) in the Company’s disclosure controls and procedures identified by management for the period ended December 31, 2006. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2007, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were still not effective due to the following material weaknesses and therefore have exercised additional management oversight over these disclosure controls and procedures to ensure fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles.

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

The Company’s management reviewed these issues and made the proper adjustments to the consolidated financial statements in its Form 10-K. However, management concluded that the failure to discover these items in the regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of internal controls over financial reporting. Management continues to implement corrective actions where required to improve the effectiveness and timeliness of internal controls, including the enhancement of systems and procedures. The Company continues to evaluate its accounting department needs, but now has the key people in place. In July 2007, the Company hired a new Controller and in September 2007 hired an Assistant Controller for GPI USA. The Company continues to provide training to existing employees and will continue to supplement the team as necessary.

In light of the material weaknesses described above, additional analysis and other post-closing procedures were performed to ensure that the condensed consolidated financial statements in this Form 10-Q were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting:

The Company is in the process of implementing remediation plans to address our material weaknesses noted above. During the quarter ended September 30, 2007, the remedial actions put in place included hiring a new Controller and an Assistant Controller as well as providing additional training for the accounting staff.  We are also in the process of implementing changes to accounting procedures.  As of September 30, 2007, these changes had not yet been in place long enough to affect internal controls over financial reporting in a manner where remediation of the material weaknesses had occurred.  The Company will continue to take additional steps in implementing corrective actions to improve its financial closing and reporting process.  Other than as described above, there have not been any other changes in the Company's internal controls over financial reporting during the three and nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item.

ITEM 1A.              RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 except as follows:

Lead in Paulson® Chips

The Company’s Paulson gaming chips have contained lead since production began in 1968.  During the past decade, the Company has reformulated the composition of materials to significantly reduce the presence of lead and currently all Paulson chips have only trace amounts of lead.  On November 7, 2007, a Phoenix television station aired a report regarding the potential for exposure to the public from handling the Company’s gaming chips.  Although independent testing has demonstrated that the intended use of these gaming chips does not produce any risk of health concerns to the user or to the environment, a negative shift in the public perception of the safety of our products could adversely affect our reputation and business operations and could significantly influence and increase the risk of lost sales, increased costs, regulatory action, litigation and liability.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported on the Form 10-Q for the six months ended June 30, 2007, the 2007 annual meeting of the stockholders of the Company was held on August 8, 2007. Items of business set forth in our proxy statement dated July 9, 2007 that were voted on and approved are as follows:

(1)                                  Election of Directors:

	Votes
Nominee	For	Withheld

Gerard P. Charlier	5,167,625	297,326
Elisabeth Carrette	5,177,075	287,876
Eric P. Endy	5,170,721	294,230
Charles R. Henry	5,404,027	60,924
Robert J. Kelly	5,349,412	115,539
Alain Thieffry	5,179,856	285,095
Martin A. Berkowitz	5,407,877	57,074

(2)                                  Amendment to 1994 Directors’ Stock Option Plan:

For	Withheld	Abstain	Broker Non- vote
5,375,817	80,423	8,711	0

(3)                                  Ratification of Moss Adams LLP as Independent Registered Auditor:

For	Withheld	Abstain	Broker Non- vote
5,413,998	34,124	16,829	0

ITEM 5.        OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 14, 2007 reporting the Company’s financial results for the three and six months ended September 30, 2007. The information set forth under this Item 5 is intended to be furnished under this Item 5 and also Item 7.01, “Regulation FD Disclosure” and Item 2.02, “Results of Operations and Financial Conditions” of Form 8-K. Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

99.1                     Press release dated November 14, 2007 reporting financial results for the three and nine months ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 14, 2007	By:	/s/ Gerard P. Charlier
Gerard P. Charlier, President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ David W. Grimes
David W. Grimes, Chief Financial Officer