Form 10-K
period 2007-12-31
Gaming Partners International CORP
filed 2008-03-31
CIK 918580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

         The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2007, based on the closing price as reported on the NASDAQ National Market of $13.92 per share: $45,287,565.

         The number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2008 was 8,103,401 shares of Common Stock.

Documents Incorporated by Reference:

         None

PART I

Item 1.    Business.

        The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, "Risk Factors."

Company Overview

        Gaming Partners International Corporation (GPIC), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combination and merger agreements: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana). GPI USA, formerly Paul-son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and after being purchased in 2000 by GPI SAS, eventually merged into GPI USA. GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco and then later to casinos all over the world. The Company has established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the "Company," "us," "we" or "our."

        We are headquartered in Las Vegas, Nevada and have manufacturing facilities located in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. Most of our products are sold directly to end-users, however, in some regions of the world we sell through distributors. We also sell our non-casino poker chips on an exclusive basis to a wholesaler in the United States and distributors in Europe.

        We believe we are one of the leading manufacturers and suppliers of casino table game equipment in the world. Our business activities include the manufacture and supply of gaming chips, table layouts, playing cards, gaming furniture, dice, radio frequency identification device (RFID) readers and software, roulette wheels and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

        Most of our products are designed and produced to meet our customer's specific requirements, whether they are related to branding, aesthetic appeal, or security. Therefore our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhances our competitive position. The useful lives of our products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, our primary business is providing products to new casinos, existing casinos needing new products, and ongoing replacement of these products. When a new casino opens, we strive to supply most of the products required to operate the casino's table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our customer base.

Product Segments

        We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14.)

Products

Gaming Chips

        We design and manufacture gaming chips, including casino chips, plaques and jetons (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Because casino chips, jetons and plaques, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features into each chip. Our most sophisticated anti-counterfeiting feature is a radio frequency identification device, or "RFID," which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

        A casino will generally order all of its gaming chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design and security features, with a price range generally between $0.75 and $2.50 per chip in the United States. A typical Paulson® brand chip with a microchip will sell for approximately $2.00 or $2.50 per chip depending on the RFID frequency. Given this relatively low price and a gaming chip's expected lifespan of several years, we believe that competition is generally based upon factors other than price. In 2007, we manufactured approximately 23 million gaming chips, including casino gaming chips, plaques and jetons.

        Gaming chips can be divided into three basic families: (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Jetons, plaques and all casino chips can also be manufactured with an embedded RFID microchip. Gaming chips accounted for approximately 62% of total sales in 2007.

European-style Jetons and Plaques

        Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by GPI SAS at our facility in France. Jetons are circular with standard diameters in 13 different sizes, ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm × 30 mm to 151 mm × 105 mm. Jetons and plaques are used mainly for traditional European games. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV pigment, number serialization, laser pigment or "Laser Lock™", gold lace material and RFID technology. GPI SAS created its original product line in 1925 and has held a leading position in this market since that time. Our production capacity in France for European-style jetons and plaques is approximately 5 to 8 million units on a three-shift basis.

American-style Casino Chips

        Casino chips are used worldwide for casino games originating in the United States. Originally, casino chips in the United States were made of clay and called "clay chips." Clay was replaced many years ago by plastic materials. There are currently three main technologies used to produce these types of chips: injection molding, sublimation and thermo-compression molding. We produce casino chips using all three of these methods. GPI USA manufactures its American-style casino chips under the Paulson® and Bud Jones® brand names, at our facilities in San Luis Rio Colorado, Mexico and in Las Vegas, Nevada. GPI SAS also manufactures American-style casino chips in Beaune, France.

  •
  Injection Molded Chips.  Plastic injection molded chips were created in the late 1960's under the Bud Jones brand, manufactured in the United States. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand, which is manufactured in France, has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. A particular line of injection molded gaming chips specifically designed and sold for optical reading identification are also manufactured by GPI SAS. GPI USA's and GPI SAS' lines of injection-molded chips allow a very good coverage of most casinos' requirements, which vary greatly around the world. Annual production capacity for injection molded chips in the United States and France is approximately 15 to 20 million, when using two to three shifts.

  •
  Sublimation Chips.  Sublimation chips are made of one disc of white plastic material (usually injection molded). The decor of these chips is traditionally transferred from printed paper to the plastic material by pressing and heating the printed paper onto the plastic disc. The printed colors sublimate and go from the paper into the plastic material. In 1996, GPI SAS created a new way of manufacturing this type of casino chip by using a printing technology called "pad printing." This technology permits simultaneous printing on the face and the edge of the chip. GPI SAS holds several patents and patent applications for this technology, and refers to this casino chip as "Full Face." Security features for sublimation chips include UV pigments and laser pigments. Maximum annual production capacity (three shifts) at GPI SAS is approximately two million chips.

  •
  Thermo-Compression Molded Chips.  Thermo-compression molded casino chips are manufactured from a proprietary formulation of more than 10 raw materials using a thermo-compression molding process. Printed decals or "inlays" are incorporated in the chips during the compression steps. Customized designs, security and identifying features are incorporated into the chips. GPI USA holds a leading market share in thermo-compression molded chips, which are similar to the original clay chips of the past. They have a unique feel and easy handling and are often referred to as "clay chips." Thermo-compression molded chips are manufactured under the Paulson® brand at its GPI Mexicana facilities in San Luis Rio Colorado, Mexico. Various security features are used to make the chips more counterfeit resistant, including UV pigments, Laser Lock™, alpha-dot, customized rim and RFID technology. Our annual production capacity at our Mexico facilities is approximately 31 million thermo-compression molded chips (based on a maximum capacity of two shifts). We believe that given our current anticipated production level of thermo-compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand. In 2007, GPI Mexicana produced approximately 11 million thermo-compression molded chips.

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

  Benefits of RFID

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

        The most sophisticated anti-counterfeiting devices are the microchips or RFID (radio frequency identification device), which can be embedded in gaming chips without modifying the appearance or handling characteristics of the chips. These are not only high quality gaming chips, but they are also reliable carriers of the data needed by the casinos to efficiently and securely manage their table game operations.

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

  RFID Technology

        Some 10 years ago GPIC and Mikohn Gaming Corporation, now Progressive Gaming International Corporation (PGIC), started working together and selected Philips 125 KHz or low frequency RFID technology as it was particularly well adapted to the gaming chip security and chip tracking applications. PGIC developed players tracking applications with this technology. GPIC acquired the rights to the reader technology from Philips in 2001 and very significantly developed the reading capabilities of this reader. Ten years ago GPIC readers could read only stacks of 10 chips, now several hundred chips in stacks of 20 can be read in a matter of a few seconds and new improvements keep coming. The 125 KHz Philips RFID microchip used by GPIC is now in its third generation.

        Over the years RFID chips' capabilities went up and costs came down. The first gaming chips with RFID technology that GPIC sold in 1996, were priced above $6.00, more than $4.50 above the regular price of standard gaming chips. Today GPIC charges substantially less for an embedded 125 KHz RFID microchip transponder in a Paulson® gaming chip, programming and royalty included. In parallel, the prices of the readers went down while their capabilities increased.

        GPIC offers a full line of standard or customized RFID readers such as cashier's desk, table top authenticator, chip tray reader, chip bank reader and vault reader.

        Over the last few years, GPIC has sold several million RFID chips and hundreds of readers mainly for chip tracking and chip security to casinos all over the world. GPIC holds several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque and an exclusive license on two patents, which expire in 2015, owned by IGT to make and sell in the United States RFID chips and readers for chip tracking. Our patents and exclusive license apply to all RFID frequencies.

        In 2003, PGIC started developing new player systems and other readers based on the higher frequency 13.56 MHz RFID microchips and readers developed by an Australian company called Magellan Technology Pty. Ltd (Magellan). PGIC has an exclusive agreement with Magellan for all gaming applications of these 13.56 MHz RFID microchips and readers. As casinos have expressed an interest in PGIC's project, we developed efficient ways to embed this 13.56 MHz RFID tag in all of our well known and widely accepted B&G, Bud Jones®, and Paulson® gaming chips including B&G jetons and plaques. In January 2006, PGIC and GPIC signed an agreement by which we have the right to buy the 13.56 MHz RFID tags to make casino chips, exclusive for the United States market and non-exclusive for the rest of the world. Casinos now have the choice between the two RFID technologies: 125 KHz from Phillips and 13.56 MHz from Magellan. Other RFID technologies are being researched.

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

  Dice

        We manufacture our dice at our GPI Mexicana facilities, from cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. All dice are sold directly by GPI USA in North America and the Caribbean Islands. GPI SAS distributes dice to the other parts of the world. We offer a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. We offer two different finishes and up to two monograms on the dice. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a hidden security "key," a special reverse spot, the addition of a security "glow" spot, the use of Laser Lock™, the serialization of the dice, or all, or a combination of, the above.

        All of our brands of dice are manufactured with a high degree of accuracy in conformity with the strictest standards of gaming regulations. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

        The typical sales price of casino dice currently ranges between approximately $2.50 and $3.50 per pair. We currently have the capacity to produce approximately two million pairs of dice per year (based upon two production shifts). In 2007, we produced approximately 678,000 pairs of dice.

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

        We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which we believe result in the widest variety of customized colors. We have an exclusive contract from the supplier for top quality synthetic fabric used to make layouts by various printing technologies.

        We typically install layouts on new gaming tables prior to delivery to a casino. Table layouts are generally replaced by casinos on a regular basis within 60 to 150 days, in order to maintain their appearance. Layouts typically sell in a price range of approximately $100 to $300 in the United States, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

        We primarily manufacture our layouts at our Mexico facility, but also produce in Las Vegas and sell specialized layouts from an outside vendor. Our layout production capacity is approximately 20,000 felt layouts and approximately 34,000 synthetic layouts per year. In fiscal 2007, we produced approximately 32,000 layouts, of which approximately 9,000 were felt and 23,000 were synthetic. We believe the capacity of our layout production facilities in Mexico can be increased as needed.

  Playing Cards

        We manufacture and sell our own line of paper casino playing cards under the Paulson® brand. A deck of cards typically sells within a price range of approximately $0.80 and $1.50 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card. Our cards are compatible with all card shufflers.

        We produce all of our playing cards at our GPI Mexicana facilities. We purchased additional equipment in fiscal 2004 to increase our production capacity to satisfy the marketplace. The appropriate marketing approach will permit management to offer better service to selected customers. In 2007, the Company produced approximately 4.7 million decks of playing cards. Our capacity, assuming a double shift, is approximately 8.5 million decks per year.

  Roulette Wheels

        GPI SAS manufactures American and French roulette wheels in Beaune, France and sells them primarily in Europe and in certain United States and Canadian-based jurisdictions where GPI SAS is licensed as a manufacturer (such as Nevada, New Jersey, Louisiana, Iowa, Washington, and Mississippi). Production in France consists of designing and assembling the different parts produced by very specialized sub-contractors.

        On November 18, 2004, the Nevada Gaming Commission granted GPI SAS and GPI USA approval, by way of transactional waivers, to manufacture and distribute roulette wheels to Nevada casinos. Effective August 30, 2006, the transactional waivers were expanded to permit GPI USA to sell GPI SAS roulette wheels outside the State of Nevada.

  Gaming Furniture

        We sell a variety of casino gaming furniture. Tables range in price between $2,000 and $3,500 for a blackjack table to $3,000 to $5,000 for a roulette table (excluding the roulette wheel) and up to $5,000 to $8,000 for a craps table. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell gaming chips and consumable products such as layouts, dice, cards, and other accessories. Tables are assembled in Mexico and completed by adding the layout, drop boxes, trays and other table accessories in Las Vegas. Table game seating is produced by nonaffiliated manufacturers and distributed by us. In 2007, GPI Mexicana produced approximately 1,900 tables. Our current capacity is up to 3,500 tables per year.

  Table Accessories and Other Products

        In order to offer our customers a full product line, we sell a number of ancillary casino table game products, which we typically do not manufacture. We have expanded our manufacturing of certain plastic products, including dealing shoes in our GPI Mexicana facility. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. In 2007, GPI Mexicana produced a large number of ancillary products that were sold in conjunction with our gaming furniture.

        We also sell and own the patent on an air ventilation device specifically for gaming tables called the Air-Rail® System. This ventilation system creates a positive flow of air at the gaming table, which pushes smoke away from the dealer and assists nonsmokers in contending with secondhand smoke. By filtering and dispersing the smoke-filled air, the Air-Rail® System makes the casino's primary air circulation systems perform more efficiently and improves the comfort of the nonsmoking casino dealers and patrons.

Sales, Advertising and Promotion

        We generally sell our products in North America and the Caribbean Islands through our six-person sales force, which operates out of regional offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi. We generally sell our products in the international market through our four-person sales force, which operates out of our Beaune, France office.

        We believe that the long-standing customer relationships, which have been developed over the years by our individual sales representatives, as well as our reputation for quality, reliability and security features, are key factors upon which we successfully compete in the market place. Experience, production, flexibility, service and a wide range of products are the keys to selling customized products, and position us as the casinos partner for table operations. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local distributors. But, even in this case, we always maintain direct contact with the end customers.

        We place advertising in trade publications and participate in major casino industry trade shows. We display our products at the Global Gaming Expo (G2E) in Las Vegas, Nevada and the International Gaming Exhibition (ICE) show in London, United Kingdom and various other regional trade shows throughout the world. These shows give us the opportunity to promote all of our products including our gaming chips with embedded RFID technology in high and low frequency and corresponding chip readers for cages, vaults, doorways, and tables.

        We keep abreast of new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casino projects are identified, our representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of our products to such potential new customers.

        Our experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided that quality, service and competitive pricing are maintained. As a result, our sales efforts are primarily focused on selling and promoting a wide range of table gaming products to casinos while they are in the development and licensing stage. By thereafter maintaining a frequent contact program, we seek to realize a steadily increasing base of recurring sales for our consumable products such as layouts, dice and cards, while capturing incremental sales to new casinos.

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

        Our backlog of orders amounted to approximately $7.1 million for GPI USA and $4.0 million for GPI SAS as of December 31, 2007. We believe that all of our backlog will be filled in 2008. At December 31, 2006, our backlog was approximately $3.9 million for GPI USA and $1.6 million for GPI SAS.

Competition

        There are a number of companies that compete with us in the sale of each of our product lines:

        Gaming Chips    The gaming chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations are Chipco International and The United States Playing Card Company in the United States, Abbiati Casino Equipment in Italy, Dolphin Products Pty Ltd. in Australia, and Matsui Gaming Machine Co., Ltd. in Japan. We believe key competitive factors for gaming chip sales are: well established product and process security, understanding of players' and dealers' habits, attractiveness, durability, quality of service and price.

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

Intellectual Property

        We own a portfolio of trademarks, copyrights, trade secrets and patents.

        We own United States federal trademark registrations (®) for the following marks:

Air Rail	GPI
BG	GPI Logo
Bourgogne et Grasset	Paulson
Bud Jones	SafeChip by Bourgogne et Grasset
Chipsoft	SmartChip
Gaming Partners International	T-K

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

        On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) who purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation (NOV) which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm.

        The CEH action alleges that Paulson® brand gaming chips manufactured by GPI USA and distributed in California contain lead, a Proposition 65 listed chemical, and that GPI USA and the Card Room Defendants failed for a three-year period to provide the required warning in connection with the sale and use of the chips. CEH seeks, and Proposition 65 authorizes, civil penalties and injunctive relief as well as recovery of costs and legal fees. GPI USA has received and accepted tenders of defense from twenty-one of the twenty-four Card Room Defendants named in the action, all of whom purchased gaming chips from GPI USA without knowledge that the chips contained lead and may have been subject to Proposition 65 warning requirements. Prior to September 2007, GPI USA had been in settlement discussions with CEH on its own behalf and on behalf of the Card Room

Defendants that received the CEH NOV. GPI USA and CEH had reached an agreement in principle as to the non-cash terms of a settlement including, the type of warnings to be posted and a commitment to reformulate gaming chips. Subsequently, GPI has completed reformulating the chips and has eliminated the need to post warnings in connection with current chip sales. GPI USA and CEH were unable to reach agreement on the cash element of the settlement. As a result, CEH filed this action which is now proceeding through initial written discovery while the parties endeavor to conclude negotiations as to the amount of cash to be paid in settlement.

        The Company's Paulson brand gaming chips have contained lead since production began in 1968. During the past decade, the Company has reformulated the composition of materials to significantly reduce the concentration of lead such that all currently produced Paulson chips contain only trace amounts of lead. On November 7, 2007 and November 28, 2007, a Phoenix television station aired reports containing what we believe to be numerous misrepresentations and inaccuracies and alleging the potential for injurious exposure to the public from handling the Paulson brand gaming chips. Various federal, state and local health and safety and gaming agencies were notified or otherwise learned of the televised report and its allegations. To date, GPI USA is unaware of any governmental agency demand that GPI USA conduct specific testing or take other action or of any claims from its customers, their employees, or casino patrons alleging injury or illness associated with use of the chips. Independent testing has demonstrated that the intended use of these gaming chips is unlikely to produce any significant health risk to dealers or players.

Employees

        At December 31, 2007, we employed approximately 720 people. Approximately 429 of the employees were located at our Mexico facilities, 196 employees were located in our Beaune, France facility with the remainder located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

  General Gaming Regulation

        The gaming operations of each of our subsidiaries are subject to extensive regulation, and each of our subsidiaries hold various requisite registrations, approvals, gaming licenses or permits in each jurisdiction in which it operates gaming activities. A list of the geographical locations of the jurisdictions in which we, through our subsidiaries, are subject to licensing and/or regulatory control of the gaming authorities is set forth below.

Gaming Jurisdictions
Arizona	Missouri	Australia
Arkansas	Montana	Alberta, Canada
California	Nevada	British Columbia, Canada
Colorado	New Jersey	Manitoba, Canada
Connecticut	New Mexico	Nova Scotia, Canada
Florida	New York	Ontario, Canada
Illinois	North Carolina	Quebec, Canada
Indiana	North Dakota	Saskatchewan, Canada
Iowa	Oklahoma	Greece
Kansas	Oregon	Republic of Panama
Louisana	South Dakota	Puerto Rico
Michigan	Washington
Minnesota	West Virginia
Mississippi	Wisconsin

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

        Various gaming regulatory agencies have issued licenses allowing our wholly-owned subsidiaries to manufacture and/or distribute our products. Our subsidiaries and their key personnel, as applicable, have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture and distribution of gaming supplies and equipment in the jurisdictions where it is required. We have never been denied a gaming related license, nor have any licenses been suspended or revoked.

  Nevada Gaming Regulation

        The manufacture and distribution of gaming equipment in Nevada are subject to extensive state and local regulation. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local regulatory agencies, or the Nevada gaming authorities, due to our prior manufacture of roulette wheels, which are considered gaming devices.

        By Nevada State Gaming Commission Order entered November 18, 2004, GPIC was exempted from registration as a publicly-traded corporation and GPI USA and GPI SAS were each licensed as manufacturers and distributors strictly limited to the manufacture, distribution and service of roulette wheels in Nevada, and subject to administrative approval prior to the distribution of any roulette wheel and further subject to specified conditions set forth in the Order, including but not limited to the filing of periodic reports with and notifications to Nevada gaming authorities. The result of this Order is to grant GPI USA and GPI SAS transactional waivers so that they may manufacture roulette wheels for sale to Nevada casino licensees. Effective August 30, 2006, the approvals were expanded by the Nevada gaming authorities to permit GPI USA to sell GPI SAS roulette wheels outside of Nevada. The waivers granted were specifically found by the Nevada State Gaming Commission to be consistent with the policies set forth for in the Nevada gaming laws. These waivers may, however, be withdrawn by the Nevada State Gaming Control Board for any cause deemed reasonable. Upon such withdrawal, the Company would be subject to full registration and licensing.

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

  Other Gaming Jurisdictions

        In addition to Nevada and New Jersey, our subsidiaries are currently licensed in a number of other jurisdictions. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, and are summarized below.

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

  Federal Gaming Registration

        The Federal Gambling Devices Act of 1962 (Federal Act) makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices (including roulette wheels) or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. In addition, the Federal Act imposes gambling device identification and record keeping requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our subsidiaries, which are involved in the manufacture and transportation of roulette wheels, are required to register annually.

  Native American Gaming Regulation

        Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on Indian lands. Our subsidiaries manufacture and distribute gaming supplies to Native American tribes who have negotiated compacts with their respective states and have received federal approval. Currently, GPI USA is authorized to sell products to Native American casinos in eighteen states.

  International Gaming Regulation

        Certain foreign countries permit the importation, sale and operation of gaming supplies in casino and non-casino environments. Certain jurisdictions require the licensing of manufacturers and distributors of gaming supplies. We and our subsidiaries manufacture and/or distribute gaming supplies to various international markets. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

        While the regulatory requirements vary from jurisdiction to jurisdiction, most require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees. Under the various gaming regulations, key personnel generally include the principal stockholders, corporate officers and directors of a corporation and its subsidiaries. Laws of the various gaming regulatory agencies are generally intended to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

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

        We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business and, any of which, could have an adverse effect on our financial condition and results of operation. These include, but are not limited to, the following:

  Demand for our products could be adversely affected by:

  •
  a reduction in the growth rate of new and existing casinos and markets, particularly in Asia;

  •
  delays of scheduled openings of newly constructed or planned casinos;

  •
  a decline in the public acceptance of gaming;

  •
  a decline in the popularity of the types of games our products are used with;

  •
  an increase in the popularity of competitors' products;

  •
  a shift in customer preference to American-style casino chips from European-style plaques and jetons; and

  •
  an increase in the number of competitors in the gaming chip market.

  Our success in the gaming industry depends in part on our ability to develop innovative products and would be adversely affected by:

  •
  any defects in our RFID gaming chips or related products, or a failure of such products containing new innovative technology to perform as contemplated, and could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims and litigation;

  •
  a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;

  •
  any delay by us in introducing new products on schedule;

  •
  failure of the casino industry to accept RFID technology with respect to gaming chips and readers; and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;

  •
  the development of competing new technologies, making ours obsolete or undesirable; and

  •
  a lack of success in developing or adequately servicing new products, in particular our products with security features.

  Our intellectual property rights are subject to risks, including:

  •
  approval of competitors' patent applications that may restrict our ability to compete effectively;

  •
  competitors' infringement upon our existing trademarks, patents, trade secrets and copyrights;

  •
  inability to obtain, maintain and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;

  •
  costs in defending our intellectual property rights;

  •
  successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded gaming chips; and

  •
  ineffective or lack of enforcement of patents by our licensors.

  Our business is vulnerable to changing economic conditions, including:

  •
  uncertainties related to changing economic conditions including those that affect the health of the gaming industry;

  •
  consolidations within the casino industry;

  •
  higher than anticipated manufacturing, selling, administrative, legal and/or distribution costs;

  •
  changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;

  •
  changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments;

  •
  a tightening of the availability of capital so that loans to us would only be available at cost-prohibitive terms and conditions;

  •
  political or economic instability in international markets, particularly those where we have higher sales concentrations and growth;

  •
  unfavorable changes in tariffs and other trade barriers;

  •
  fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;

  •
  unfavorable changes in federal, state, or foreign taxation laws that could reduce our profitability; and

  •
  difficulty in moving cash between GPI SAS and GPI USA, primarily due to negative tax consequences.

  Our outstanding debt obligations subject us to certain additional risks, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  •
  requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

  •
  creating a disadvantage compared to competitors with less indebtedness.

  We operate in a highly regulated industry and our ability to sell our products in certain jurisdictions could be adversely affected by:

  •
  unfavorable public referendums or anti-gaming legislation, affecting or directed at manufacturers or gaming operators could significantly impact our revenues and increase expenses;

  •
  findings of non-compliance with applicable governmental gaming regulations which could lead to a limitation, conditioning, suspension or revocation of any of our gaming licenses;

  •
  delays in approvals from regulatory agencies;

  •
  unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our principal stockholders, officers, directors or key employees; and

  •
  excessive costs related to obtaining the necessary regulatory approvals.

  We are subject to risk related to litigation and claims asserted against us, including:

  •
  adverse material effects on our financial position due to defending claims;

  •
  the discovery of facts with respect to legal actions pending against us not presently known to us;

  •
  agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and

  •
  a diversion on management's attention from our business.

  We have a stockholder with effective control of the Company which means:

  •
  they can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;

  •
  they can delay or prevent a change in control of the Company, even when such change of control is in the best interests of other stockholders; and

  •
  their ownership might adversely affect the market price of the common stock.

  We are subject to risk related to the presence of lead in our Paulson brand gaming chips, including:

  •
  higher than anticipated testing, consulting, and legal costs;

  •
  decreased sales as a result of a negative shift in the public perception of the safety of our products; and

  •
  an increased risk of litigation, administrative or regulatory proceedings, and liability (See Item 1 "Environmental Matters" in Part I of this annual report on Form 10-K).

  Our business operations are subject to other risks, including:

  •
  the loss of key management and sales personnel, including our President and Chief Executive Officer, Gerard Charlier, whose employment contract expires in September 2009;

  •
  limited or unique suppliers for certain key raw materials for significant products;

  •
  possibility of failure of components purchased from suppliers;

  •
  increased costs due to reliance on third party suppliers and contract manufacturers;

  •
  adverse changes in the creditworthiness of parties with whom we have receivables;

  •
  casualty, theft or loss of our gaming chips, prior to delivery to casinos;

  •
  any failures or difficulties in maintaining our computer information systems could result in disruption of operations, loss of information and unanticipated increases in costs;

  •
  natural disasters, pandemic illnesses, travel or tourism declines, increased fuel prices, other travel limitations, or acts of God that are concentrated in major gambling locations; and

  •
  acts of war, domestic or international terrorist incidents.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We are based in, and operate domestically from company-owned facilities in Las Vegas, Nevada, and internationally from Beaune, France. We manufacture our primary products at facilities in Las Vegas, Nevada, San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey and Gulfport, Mississippi.

        Las Vegas, Nevada.    In May 1997, we purchased our corporate headquarters an approximately 60,000 square foot building. This facility houses the Las Vegas sales and corporate offices, including a centralized warehouse for certain of our finished goods inventory, several manufacturing departments, and a graphics art department. In our Las Vegas headquarters, we also maintain a certain inventory of templates, graphic designs, logos, and tools and dies for casino customers' gaming equipment. Maintaining such an inventory results in time and cost savings for product manufacturing and delivery to our customers. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. (See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.)

        San Luis Rio Colorado, Mexico.    We manufacture casino chips, all playing cards, dice, all plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility in which casino chips, dice and plastic products are manufactured, a 32,500 square feet leased facility where layouts are produced, and an approximately 66,000 square foot facility used for producing playing cards and tables. We own the 66,000 square foot facility. The other facilities are leased through April 2009 at the monthly rent amount of approximately $0.35 per square foot or $23,300. If we elect at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 13—Related Party Transactions.)

        Beaune, France.    In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby, which we purchased in July 2006 for 650,000 euros (approximately $828,000 as of July 2006) plus certain statutory costs.

        Facility Capacity    With the current approximate 241,500 square feet of manufacturing and administrative facilities as of December 31, 2007, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.    Legal Proceedings.

        See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 10. for information regarding legal proceedings and contingencies.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PERFORMANCE GRAPH

        The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from December 31, 2002 through December 31, 2007, in comparison with the Standard & Poor's 500 Composite Stock Index and our self-determined industry peer group index(1). The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gaming Partners International Corp, The S&P 500 Index
And A Peer Group

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

  Copyright © 2008 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

  www.researchdatagroup.com/S&P.htm

	Investment Value as of December 31,
	2002	2003	2004	2005	2006	2007
Gaming Partners International Corp	100.00	135.61	486.56	265.78	430.78	168.10
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group(1)	100.00	187.65	190.62	178.08	250.15	257.48

(1)
The companies in the peer group include: Bally Technologies Inc., (formerly Alliance Gaming Corp.), Fortune Diversified Industries Inc. (formerly American Gaming & Entertainment,

  Innovative Gaming Corp. America), International Game Technology, Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), Scientific Games Corp (formerly Autotote Corp.) and Shufflemaster Inc. Gtech Holdings Corp., which was included in the peer group in fiscal year 2005, is no longer trading and has therefore been removed from the peer group.

Market Information

        The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 20, 2008, the closing price was $6.85 per share.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$20.61	$16.95	$16.25	$9.31
Second Quarter	20.50	9.91	24.40	16.70
Third Quarter	15.37	9.25	25.77	17.75
Fourth Quarter	10.81	6.49	20.95	16.62

Holders

        There were 88 holders of record of our common stock as of March 20, 2008.

Dividend Policy

        On November 8, 2006, the Company's Board of Directors declared a non-recurring cash dividend of $0.125 per share paid on December 15, 2006 to stockholders of record at the close of business on November 27, 2006. The cash was paid from the Company's normal operations. This was the second time a cash dividend has been paid. The other cash dividend was paid in December 2005. The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Transfer Agent

        Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219; the telephone number is (718) 921-8247.

Purchases of Equity Securities by the Issuer

        The Company made no purchases of GPIC equity securities during the fourth quarter of 2007.

Item 6.    Selected Financial Data.

        The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$58,821	$73,954	$57,121	$44,585	$36,171
Cost of revenues(1)	40,845	49,580	36,154	28,682	23,773

Gross Profit	17,976	24,374	20,967	15,903	12,398
Selling, general and administrative expenses(1)	17,114	15,893	15,128	11,827	10,656

Operating income	862	8,481	5,839	4,076	1,742

Gain (loss) on foreign currency transactions	(323)	(349)	133	(155)	(292)
Interest income	334	410	162	39	3
Interest expense	(190)	(175)	(199)	(253)	(264)
Other income, net	374	145	149	59	145

Total other income (expense)	195	31	245	(310)	(408)

Income before income taxes	1,057	8,512	6,084	3,766	1,334
Income tax expense	817	3,383	1,756	1,152	101

Net income	$240	$5,129	$4,328	$2,614	$1,233

Earnings per share:
Basic	$0.03	$0.64	$0.55	$0.34	$0.16
Diluted	$0.03	$0.62	$0.53	$0.34	$0.16
Weighted-average shares of common stock outstanding:
Basic	8,101	7,974	7,829	7,608	7,595
Diluted	8,242	8,226	8,179	7,754	7,672
Balance sheet data:
Cash and cash equivalents	$4,627	$5,888	$4,573	$8,012	$4,186
Marketable securities	4,730	4,710	9,075	4,971	2,580
Working capital	16,881	14,787	9,563	12,230	7,327
Property and equipment, net	15,596	14,567	11,212	9,469	8,658
Total assets	49,309	46,969	48,716	39,225	28,596
Current liabilities	11,219	11,454	20,825	13,960	9,219
Long-term debt, less current maturities	2,273	2,749	1,892	2,856	1,563
Total stockholders' equity(2)	35,153	32,584	25,999	21,620	17,814

(1)
Certain amounts have been reclassified from Selling, general and administrative expenses to Cost of revenues; as such they would not have had an impact on net income or earnings per share. The reclassification related to administrative expenses associated with our manufacturing facility in Mexico. The amounts reclassified were $2,065,000 for 2006, $2,014,000 for 2005; $1,433,000 for 2004 and $1,386,000 for 2003.

(2)
Cash dividends paid were approximately $1,011,000 and $787,000 for the periods ended December 31, 2006 and 2005, respectively. Dividends were not paid in any other years presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, "Risk Factors."

        For a Company Overview and information on our products as well as general information, see Part I—Item 1. Business.

        GPIC had a difficult year in 2007. Sales were down 21% from the record year we had in 2006. This drop in sales was severely acute in the first quarter and resulted in a $1.5 million loss for the quarter. Small progress was made in the second and third quarters toward profitability, but it was not until the fourth quarter that we were able to get just above breakeven. The key factor for the good fourth quarter was strong sales. Sales in the fourth quarter of 2007 were double that of the first quarter. This wide disparity clearly indicates the inherent volatility of our revenues. Casino chips are our primary product line and represent over 60% of sales. Casino chips are a non-consumable product and sales are driven by factors such as the opening of new casinos, the expansion of existing casinos, and the replacement of chips. We have a very large market share in casino chips, but have little influence on the factors that drive sales, therefore we expect to see volatility in revenues and profits continue in the future.

        Sales in 2005 and 2006 were boosted as a result of new mega-casino openings in Macau and our ability to achieve an approximately 90% market share of the casino chip, plaque, and jeton sales. In 2007, our sales were lower, but our market share in Macau remained stable with large orders for Crown, Venetian Macau and MGM Grand Macau. Additional new casinos and casino expansions in Macau are expected over the next three years. As previously indicated, one potential impact of the growing American presence in Macau and the development of a mass market in this region is that there is likely to be much less emphasis on European-style plaques and jetons, which are our more profitable products.

        One area of particular importance to us, because it allows us to create new demand for casino chips, is the use of radio frequency identification devices (RFID) in our casino chips. RFID casino chips provide enhanced security, which addresses the ongoing threat to casinos of someone counterfeiting their "currency." We started producing chips with low frequency 125 KHz RFID, a technology particularly well-adapted to chip tracking for security and automatic accounting, more than 12 years ago and have sold several million of them to casinos world-wide. We have acquired expertise in the production of 125 KHz RFID chips as well as chip tracking readers and associated software. Of growing interest to casinos, which also want the RFID technology for player tracking, is the use of high frequency 13.56 MHZ RFID in casino chips, which facilitate information being processed more quickly and allow casinos to gain knowledge about their table games that before was limited to slot machines. To address this market it is important to be able to offer sophisticated computer systems for table management and local presence for after-sales services. We recognize that establishing strong partnerships is crucial. Therefore, we continue to enhance our strategic alliance with Progressive Gaming International Corporation (PGIC) and our relationship with International Game Technology (IGT) in order to accelerate the acceptance of 13.56 MHz RFID casino chips with PGIC/Magellan technology as part of a comprehensive tracking and management system.

        The manufacturing process for our RFID gaming chips and related products is complex and must meet stringent user requirements. As such, some portion of our RFID gaming chips and related products may contain weaknesses or defects, especially when first introduced. With respect to the introduction of the initial version of our Paulson brand 13.56 MHz RFID gaming chips, we experienced a higher than normal incidence of defects as a result of initially being limited to using a particular technology for certain components of such RFID gaming chips. Applying our successful and proven experience in 125 KHz RFID gaming chips, we changed the technology for these components and brought the default rate for the current version of our Paulson brand gaming chips with PGIC/Magellan 13.56 MHz RFID within an acceptable range.

        We are also in the process of creating a line of 13.56 MHz readers similar to our 125 KHz RFID readers so that casinos interested in PGIC's sophisticated table management applications have the possibility to first start with chip tracking hardware and applications compatible with PGIC's systems. Our collaboration with PGIC and IGT has lead to the winning of an order for over one million Paulson® 13.56 MHz RFID casino chips to be delivered to MGM Grand at Foxwoods, the new expansion of the Foxwoods Resort Casino, for its opening in mid-May 2008.

        A challenge of a different sort was faced by the Company in late 2007 when concerns were expressed relative to the level of lead in Paulson® gaming chips. The Company's Paulson brand gaming chips have contained lead since production began in 1968. During the past decade, the Company has reformulated the composition of materials several times to significantly reduce the concentration of lead. In 2007, a formal action was filed in the Superior Court of California under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65, against Gaming Partners International USA, Inc. (GPI USA) and twenty-four California card rooms who purchased Paulson gaming chips manufactured by GPI USA. This case concerns a duty to warn rather than a violation of any articulated standards for the content of lead in gaming chips. Since then, we have further reformulated the Paulson chips such that we no longer need to provide any warnings on chip sales in California. Refer to Part I—Item 1 Business for more details on this matter.

        On November 7, 2007 and November 28, 2007, a Phoenix television station aired reports containing what we believe to be numerous misrepresentations and inaccuracies and alleging the potential for injurious exposure to the public from handling the Paulson brand gaming chips. In response, we chose to take significant steps to assure our customers and the gaming public that use of Paulson chips, even in the former formulation, does not pose a significant health threat. We engaged testing experts, lead experts, and communication consultants in support of this effort. The independent testing we commissioned as part of this effort demonstrated that the intended use of these gaming chips does not result in any health risk to dealers or players.

        As a result of our efforts in response to the reports in Arizona and in defending the Proposition 65 case, we had an increase in our general and administrative expenses in 2007 related to $1.1 million in costs associated with issues related to lead in Paulson gaming chips.

        Recognizing the volatility of demand for our products as discussed above, GPIC has intensified efforts to reduce costs. As part of that effort, we are moving the manufacturing of our injection molded casino chips from our facility in Las Vegas to our plant in Mexico. While it involves an initial investment, this move will help reduce our manufacturing costs. We anticipate the transfer to be completed by the end of the second quarter 2008. GPIC will continue to look for other ways to significantly reduce costs while still providing the quality products and service that are key to its success.

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Income as a percentage of revenues for the years ended December 31 (in thousands):

	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	69.4%	67.0%

Gross profit	30.6%	33.0%
Selling, general and administrative expenses	29.2%	21.5%

Operating income	1.4%	11.5%
Gain (loss) on foreign currency transactions	(0.5)%	(0.5)%
Interest income	0.6%	0.6%
Interest expense	(0.3)%	(0.2)%
Other income, net	0.6%	0.1%
Income tax expense	(1.4)%	(4.6)%

Net income	0.4%	6.9%

        The following table details the Company's revenues by product line for the years ended December 31 (in thousands):

	2007		2006
Revenues:
Casino chips	$36,549	62.1%	$52,769	71.4%
Table layouts	5,041	8.6%	5,001	6.8%
Playing cards	3,884	6.6%	3,846	5.2%
Gaming furniture	3,320	5.6%	2,717	3.7%
Dice	2,108	3.6%	2,417	3.3%
Table accessories and other products	5,697	9.7%	5,383	7.2%
Shipping	2,222	3.8%	1,821	2.4%

Total	$58,821	100.0%	$73,954	100.0%

Comparison of Operations for the Years Ended December 31, 2007 and 2006

        Revenues    For the year ended December 31, 2007, revenues were $58.8 million, a decrease of $15.2 million (21%), compared to revenues of $74.0 million for the year ended December 31, 2006. In 2007, GPI SAS recorded revenues of $25.7 million, a decrease of $16.7 million (39%), as compared to revenues of $42.4 million in 2006. The decrease is primarily due to reduced sales of gaming chips to casinos in Macau. Our sales to Asia (primarily Macau) were $18.7 million in 2007, a decrease of $14.9 million (44%) compared to $33.6 million for 2006. If the euro had not strengthened 9% against the US dollar during 2007, GPI SAS' sales would have been $2.2 million lower. In 2007, GPI USA recorded revenues of $33.1 million, an increase of $1.6 million (5%) as compared to revenues of $31.5 million in 2006.

        Cost of Revenues    For the year ended December 31, 2007, cost of revenues were $40.8 million, a decrease of $8.8 million (18%), compared to cost of revenues of $49.6 million for the year ended December 31, 2006. As a percentage of revenues, the cost of revenues increased to 69.4% in 2007 from 67.0% in 2006.

        Gross Profit    Gross profit for the year ended December 31, 2007 decreased by $6.4 million compared to 2006. This occurred as a result of the decrease in revenues of $15.2 million and a decrease in cost of revenues of $8.8 million. As a percentage of sales, our gross margin decreased to

30.6% from 33.0%. At GPI SAS, sales of higher margin plaques and jetons were down significantly for the year and partially replaced by lower margin American-style chips. At GPI USA, a primary reason margins were lower in 2007 versus 2006 is due to an increase in sales of RFID casino chips at a lower margin than non-RFID casino chips. Additionally, at GPI USA competitive pressure on our dice and card product lines prevented us from passing along production cost increases.

	Years Ended December 31,
	2007	Revenue %	2006	Revenue %
	(in thousands)
Product development	$419	0.7%	$422	0.6%
Marketing and sales	4,303	7.3%	4,316	5.8%
General and administrative	12,392	21.2%	11,155	15.1%

Total selling, general and administrative expenses	$17,114	29.2%	$15,893	21.5%

        Selling, General and Administrative Expenses    Selling, general and administrative expenses, which include product development; marketing and sales; and general and administrative costs, increased to $17.1 million for the year ended December 31, 2007 from $15.9 million for the year ended December 31, 2006, an increase of $1.2 million. In 2006, there were one time expenses to the Louisiana sales tax authorities of $0.4 million at GPI USA and building expansion expenses of $0.2 million at GPI SAS that did not recur in 2007. The increases in general and administrative costs in 2007 relate to $1.1 million in costs associated with issues related to lead in Paulson gaming chips, $0.3 million due to a fixed asset physical inventory at GPI USA, and increases in salaries of $0.3 million at GPI USA and GPI SAS.

  Other Income (Expense)

	Years Ended December 31,
	2007	Revenue %	2006	Revenue %
	(in thousands)
Loss on foreign currency transactions	$(323)	(0.5)%	$(349)	(0.5)%
Interest income	334	0.6%	410	0.6%
Interest expense	(190)	(0.3)%	(175)	(0.2)%
Gain on sale of marketable securities	106	0.1%	138	0.1%
Other income, net	268	0.5%	7	0.0%

Total other income (expense)	$195	0.4%	$31	0.0%

        During the year ended December 31, 2007, total other income (expense) increased $164,000 from December 31, 2006. Interest income decreased a total of $76,000 due to a lower balance of marketable securities in 2007 versus 2006. Interest expense increased $15,000 due to a full year of interest in 2007 on our 1.5 million euro loan entered into during 2006 at GPI SAS. Other income and expense increased by $261,000 in 2007 due to a refund that GPI SAS received from the French Social Security related to the 2004-2006 period.

        Income Taxes    During the year ended December 31, 2007, our effective tax rate was 77.3% as compared to 39.7% for the year ended December 31, 2006. The increase in our effective rate for the year ended December 31, 2007 was primarily a result of the decrease in book income, which resulted in a greater rate impact from the foreign dividend inclusions and related valuation of foreign tax credits. The Company's effective tax rate for the year ended December 31, 2007 differed from the statutory rate as a result of the Company's repatriation of a non-cash dividend from GPI SAS; the related increase in the valuation allowance related to foreign tax credits, which are expected to expire before usage; and the refinement of the Company's previous estimate of the tax basis in fixed assets and intangibles. The Company's effective tax rate for the year ended December 31, 2006 differed from the statutory rate as a result of the Company's repatriation of a non-cash dividend from GPI SAS and the related increase in the valuation allowance related to foreign tax credits, which are expected to expire before usage.

Liquidity and Capital Resources

        Overview    As of December 31, 2007, we had $4.6 million in cash and cash equivalents and $4.7 million in current marketable securities. Of the cash and cash equivalents and marketable securities, $2.1 million is held by GPI USA and $7.2 million is held by GPI SAS. If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad. We believe that the combination of cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

        Working Capital (See Consolidated Balance Sheets)    Working capital totaled $16.9 million at December 31, 2007 compared to $14.8 million at December 31, 2006. Working capital increased by $2.1 million due to an increase in current assets of $1.9 million and a decrease in current liabilities of $0.2 million.

        The increase in current assets was due primarily to an increase in accounts receivable of $1.7 million and an increase in net inventories of $0.8 million offset by a decrease in cash of $1.3 million and an increase in deferred income tax asset of $0.5 million.

        The decrease in current liabilities was due primarily to decreases in income taxes payable of $0.8 million, deferred income tax liability of $0.6 million, current maturities of long-term debt of $0.4 million, and, accrued liabilities of $0.1 million offset by increases in customer deposits of $1.5 million. Customer deposits increased due to a $5.6 million increase in backlog from $5.5 million at December 31, 2006 to $11.1 million at December 31, 2007.

        Cash Flow (See Consolidated Statements of Cash Flow)    Overall, our cash balance decreased by $1.3 million from December 31, 2006 to December 31, 2007.

        Net cash flow provided by operating activities was $1.4 million during 2007 compared to net cash used in operating activities of $1.3 million during 2006. In 2007, $3.8 million of cash was generated from net income-related activities. This was offset by an increase in current assets of $1.6 million and a decrease in current liabilities of $0.8 million. In 2006, $7.0 million of cash was generated from net income-related activities due to higher net income and, in addition, current assets decreased by $1.9 million. These sources of cash were more than offset by a decrease in current liabilities of $10.2 million. The primary component of the decrease in current liabilities during 2006 was $9.9 million of customer deposits.

        Our investing activities resulted in net cash used of $2.0 million for 2007, compared to net cash provided of $1.2 million in 2006. This $3.2 million change is attributable to a decrease in net proceeds from sales of marketable securities of $5.8 million from 2006 compared to 2007, which was offset by a decrease in cash spent on acquisition of property and equipment of $2.6 million.

        Net cash flow used in financing activities was $1.0 million during 2007 compared to net cash provided by financing activities of $1.2 million during 2006. The $2.2 million change is attributable to no long-term debt added in 2007 versus $1.9 million in 2006 as well as a $1.3 million decrease related to fewer stock options being exercised offset by a $1.0 million dividend paid in 2006 that was not repeated in 2007.

        Line of Credit    In April 2007, GPI SAS secured a one year 1,000,000 euros ($1,350,000 at April 2007) line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of December 31, 2007, this line of credit is fully available.

  Long-Term Debt

        In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party. Principal and interest payments were due quarterly until February

2008, at which time the loan was paid off. The loan had a fixed rate of interest of 5.1% per annum. The loan was guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the loan agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on its financial statements. GPI SAS was in compliance of these financial covenants as of December 31, 2007.

        In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum. This loan is payable in arrears in equal monthly installments through March 2012, at which time the entire remaining principal balance of approximately $876,000 will be due and payable. There is no prepayment penalty.

        In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank. The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the building premises.

        In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI SAS' marketable securities at the bank. GPI SAS must maintain a minimum balance of at least 500,000 euros ($736,000 at December 31, 2007). There are no prepayment penalties.

        Seasonality    We do not typically experience seasonality relative to our revenues, however, operations may be impacted, in the third quarter of each year when GPI SAS is closed for a substantial part of the month of August, due to the traditional French holiday period.

        Las Vegas, Nevada Facilities    In May 1997, we purchased our current corporate headquarters, an approximately 60,000 square foot building located in Las Vegas that also serves as a manufacturing/warehousing facility and sales office. The Las Vegas headquarters secures the $995,000 loan pursuant to the Deed of Trust. See "Long-Term Debt" above.

        San Luis Rio Colorado, Mexico Facilities    In San Luis, we have a lease until April 2009 for two manufacturing facilities totaling 66,500 square feet. The monthly rent amount of approximately $0.35 per square foot, is prorated commensurate with the space that we elect to use. Since then we have added to our lease an additional 32,500 square feet leased facility at the same monthly rent amount of approximately $0.35 per square foot, or $11,300. We also own an approximately 66,000 square foot facility adjacent to the leased building. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 13—Related Party Transactions.)

        Beaune, France Facilities    In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby, which we purchased in July 2006 for 650,000 euros (approximately $828,000 in July 2006) plus certain statutory costs.

        Capital Expenditures    We currently plan to purchase approximately $1.7 million in capital equipment and improvements in 2008. In 2007, we purchased $2.8 million of property, plant and equipment. Of that amount, $1.1 million was to increase production capacity of injection molded chips at GPI SAS, $1.3 million for equipment to increase capacity, increase product selections, and improve efficiencies at GPI USA, and $0.4 million was for improvement costs on a new parking lot at GPI USA.

        Cash Dividend    The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

        Backlog    At December 31, 2007, our backlog of orders, which is expected to be filled in 2008, amounted to $7.1 million for GPI USA and $4.0 for GPI SAS. At December 31, 2006, our backlog was approximately $3.9 million for GPI USA and $1.6 million for GPI SAS.

Selected Quarterly Financial Information

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$8,921	$14,779	$15,196	$19,925	$58,821
Gross profit	1,571	4,615	4,822	6,968	17,976
Operating (loss) income	(2,373)	289	958	1,988	862
Net (loss) income	$(1,490)	$440	$387	$903	$240

Net (loss) income per share:
Basic	$(0.18)	$0.05	$0.05	$0.11	$0.03

Diluted	$(0.18)	$0.05	$0.05	$0.11	$0.03

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$18,297	$19,436	$20,135	$16,086	$73,954
Gross profit	7,194	7,181	5,590	4,409	24,374
Operating income	3,398	2,961	1,623	499	8,481
Net income	$2,080	$2,015	$919	$115	$5,129

Net income per share:
Basic	$0.26	$0.25	$0.12	$0.01	$0.64

Diluted	$0.25	$0.25	$0.11	$0.01	$0.62

Obligations and Commercial Commitments

        The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2007 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2007. Operating leases that are paid on a month-to-month basis are not included. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Beyond
	(in thousands)
Long term debt(1)	$2,951	$678	$1,104	$1,169	$—
Capital lease obligations	11	11	—	—	—
Purchase and other commitment obligations(2)	6,488	3,960	1,903	250	375
Interest	455	139	217	99	—
Operating leases	745	453	261	31	—
Construction projects	17	17	—	—	—

Total Contractual Cash Obligations(3)	$10,667	$5,258	$3,485	$1,549	$375

(1)
The total represents the expected cash payments of our long-term debt, including the current portion, but excluding any fair value adjustments.

(2)
Amounts represent purchase obligations, agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and employment agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed, minimum or variable price provisions; and the approximate timing of the transaction, but excluding any agreements that are cancelable without penalty. A portion of the amounts for years 1-4 consists of estimated payments under contractual commitments to purchase materials. Such estimated payments due are variable based on the actual mix of the materials to be purchased by us and are also subject to increase based on the supplier's costs.

(3)
This table does not include our estimated FIN48 liability of $209,000. We have no reliable estimate of when this amount may be paid.

Related Party Transactions

        We lease two manufacturing facilities totaling 66,500 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through April 2009 at the monthly rent amount of approximately $0.35 per square foot or $23,300. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from the General Manager's brother at approximately $800 per month. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 13—Related Party Transactions.)

        An employee of our manufacturing facility in Mexico owns and operates a small independent machine shop. In 2007 we used his machine shop to build small metal parts. For the fiscal year ended December 31, 2007, GPI USA paid this business approximately $41,000.

        Neither of these employees is a director nor an executive officer. The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including revenue recognition; write-downs of obsolete, excess or slow moving inventories; the depreciable lives of our fixed assets; the recoverability of deferred tax assets; and the accounting for stock-based compensation require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time the products are deemed delivered.

We typically sell our products with payment terms of net 30 days and generally require a 50% down payment.

        Shipping costs billed to our customers have the related expense included in cost of revenues. Revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes.

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

Property and Equipment

        We have significant capital invested in our property and equipment, which represented approximately 32% and 31% of our total assets at December 31, 2007 and 2006, respectively. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations of the useful life and depreciation amounts established. However, a change in our estimates may result in an adjustment to depreciation expense or to the gain or loss realized on the disposal of assets, which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets" goodwill and trademarks with indefinite useful lives are not amortized but are reviewed for impairment, annually (as of December 31), and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. We completed the annual impairment test in 2007, and as a result of this test, no impairment of goodwill was deemed necessary

        Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized using the straight-line method over their economic useful lives, ranging from three to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

        We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. There are numerous factors that could trigger an impairment review or adjustment to determine if the carrying value is recoverable.

        These assessments require management judgment. In particular, the goodwill impairment test requires that we estimate the fair value of the reporting units and such estimate uses forward looking information. Any changes in the key assumptions about the business and its prospects, or changes in the market conditions or other external conditions, could result in significant changes to the fair value estimate. That could necessitate an impairment charge and such charge could have a material adverse effect on our consolidated results of operations.

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry back years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, both foreign and domestic; changes to statutory tax rates, and changes to future taxable income estimates.

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

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. See Note 11 of Consolidated Financial Statements for further details.

Recently Issued Accounting Standards

        In September 2006, SFAS 157, "Fair Value Measurements", was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157 (the FSP)," which applies to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company is considering the impact that the adoption of SFAS 157, as interpreted by the FSP, will have on our financial statements when we adopt it in the first quarter of 2008.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115", (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company lacks the fair value option for an eligible item, changes in that item's fair value and subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

        In December 2007, the FASB issued SFAS 141R, "Business Combinations," which replaces FASB Statement 141, "Business Combinations." SFAS 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material effect on its financial condition, results of operations or cash flows.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and also requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material effect on its financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices, and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to foreign currency fluctuations and exchange risk and interest rate risk.

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

        We are subject to foreign currency exchange risk relating to the translation of GPI SAS' assets, liabilities, and income and expense accounts. GPI SAS uses the euro as its functional currency. The translation adjustment for assets and liabilities is reflected in the accumulated other comprehensive income (loss) caption included in the stockholders' equity section on our consolidated balance sheets.

        The assets and liabilities of GPI SAS were translated into U.S. dollars at the rate of exchange at December 31, 2007 and December 31, 2006. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statements of income. The U.S. dollar continued to weaken against the euro to $0.67942 at December 31, 2007 from $0.75800 at December 31, 2006.

        For GPI Mexicana, the U.S. dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in gain (loss) on foreign currency transactions.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time-to-time we may enter into derivative currency contracts in order to hedge currency exposure. No such contracts were entered during 2006. During 2007, in an effort to hedge against the weakening of the dollar, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million euros at a rate of $1.3732 in October 2007 which was the expected settlement date of a significant US dollar-based sales contract. The contract settled in October 2007 and we recorded a gain of $108,000 in loss on foreign currency transactions. We did not have any forwards, options, or other derivative contracts in place as of December 31, 2007.

        Interest Rate Risk    Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2007, we had total interest bearing debt and capital lease obligations of approximately $2.9 million. Of this amount, approximately $2 million has a fixed rate of interest; we believe that the fair value of these agreements approximate reported amounts.

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

Item 8.    Financial Statements and Supplementary Data.

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets at December 31, 2007 and 2006

  Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2007 and 2006

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

  Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." As discussed in Note 11 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109."

/s/  MOSS ADAMS LLP
San Diego, California
March 28, 2008

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,627	$5,888
Marketable securities	4,730	4,710
Accounts receivable, less allowance for doubtful accounts of $327 and $335, respectively	5,811	4,136
Inventories	10,093	9,251
Prepaid expenses	487	404
Deferred income tax asset	893	355
Other current assets	1,459	1,497

Total current assets	28,100	26,241
Property and equipment, net	15,596	14,567
Goodwill	1,680	1,524
Other intangibles, net	1,023	1,245
Deferred income tax asset	1,514	2,093
Long-term investments	736	683
Other assets, net	660	616

Total assets	$49,309	$46,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$689	$1,047
Accounts payable	2,964	2,993
Accrued liabilities	4,418	4,557
Customer deposits	2,715	1,187
Income taxes payable	27	870
Deferred income tax liability	—	623
Other current liabilities	406	177

Total current liabilities	11,219	11,454
Long-term debt, less current maturities	2,273	2,749
Deferred income tax liability	455	182
Other liabilities	209	—

Total liabilities	14,156	14,385

Commitments and Contingencies—See Note 10	—	—
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,090,901, respectively, issued and outstanding	81	81
Additional paid-in capital	18,766	18,429
Treasury stock, at cost, 8,061 shares	(196)	(196)
Retained earnings	12,825	12,690
Accumulated other comprehensive income	3,677	1,580

Total stockholders' equity	35,153	32,584

Total liabilities and stockholders' equity	$49,309	$46,969

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2007	2006
Revenues	$58,821	$73,954
Cost of revenues	40,845	49,580

Gross profit	17,976	24,374
Product development	419	422
Marketing and sales	4,303	4,316
General and administrative	12,392	11,155

Operating income	862	8,481
Other income (expense)
Loss on foreign currency transactions	(323)	(349)
Interest income	334	410
Interest expense	(190)	(175)
Other income, net	374	145

Income before income taxes	1,057	8,512
Income tax expense	817	3,383

Net income	$240	$5,129

Earnings per share:
Basic	$0.03	$0.64

Diluted	$0.03	$0.62

Weighted-average shares of common stock outstanding:
Basic	8,101	7,974

Diluted	8,242	8,226

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
OTHER COMPREHENSIVE INCOME

Years Ended December 31, 2007, and 2006

(in thousands, except share amounts)

		Common Stock
	Comprehensive Income			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income
		Shares	Amount					Total
Balance, December 31, 2005		7,898,766	$79	$16,904	$(196)	$8,766	$446	$25,999
Net income	$5,129	—	—	—	—	5,129	—	5,129
Cumulative effect of adjustments resulting from the application of SAB 108, net of tax (Note 1)	—	—	—	—	—	(194)	—	(194)
Unrealized loss on securities	(3)	—	—	—	—	—	(3)	(3)
Common stock options and warrants exercised	—	192,135	2	761	—	—	—	763
Stock compensation expense	—	—	—	234	—	—	—	234
Dividends paid, $0.125 per share	—	—	—	—	—	(1,011)	—	(1,011)
Tax benefit from stock options exercised	—	—	—	530	—	—	—	530
Foreign currency translation adjustment	1,066	—	—	—	—	—	1,066	1,066
Adjustment to initially apply FASB Statement 158, net of tax (Note 1)	—	—	—	—	—	—	71	71

Total comprehensive income	$6,192

Balance, December 31, 2006		8,090,901	81	18,429	(196)	12,690	1,580	32,584
Net income	$240	—	—	—	—	240	—	240
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 11)	—	—	—			(105)	—	(105)
Unrealized loss on securities	(2)	—	—	—	—	—	(2)	(2)
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	220	—	—	—	220
Tax benefit from stock options exercised.	—			20				20
Amortization of pension transition asset	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	2,112	—	—	—	—	—	2,112	2,112

Total comprehensive income	$2,337

Balance, December 31, 2007		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2007	2006
Cash Flows from Operating Activities
Net income	$240	$5,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,272	2,151
Amortization	222	287
Provision for bad debt	34	(80)
Deferred income taxes	632	(164)
Share-based compensation expense	220	234
Tax benefit on exercise of stock options and warrants	(20)	(529)
Loss on sale/disposal of property and equipment	311	—
Gain on sale of marketable securities	(106)	(139)
Change in operating assets and liabilities:
Accounts receivable	(1,722)	861
Inventories	(285)	1,191
Prepaid expenses and other current assets	402	9
Non-current other assets	(1)	(66)
Accounts payable	(4)	(784)
Customer deposits	1,358	(9,947)
Accrued liabilities	(548)	654
Income taxes payable	(1,485)	16
Other current liabilities	(74)	(171)

Net cash provided by (used in) operating activities	1,446	(1,348)

Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(24,881)	(23,866)
Proceeds from sale of marketable securities and long-term investments	25,482	30,280
Acquisition of property and equipment	(2,686)	(5,262)
Proceeds from sale of property and equipment	58	30

Net cash (used in) provided by investing activities	(2,027)	1,182

Cash Flows from Financing Activities
Proceeds from long-term debt obligations	—	1,884
Repayment of long-term debt obligations	(1,089)	(932)
Cash dividend distribution	—	(1,011)
Proceeds from exercise of stock options	97	764
Tax benefit on exercise of stock options and warrants	20	529

Net cash (used in) provided by financing activities	(972)	1,234

Effect of exchange rate changes on cash	292	247

Net (decrease) increase in cash and cash equivalents	(1,261)	1,315
Cash and cash equivalents, beginning of period	5,888	4,573

Cash and cash equivalents, end of period	$4,627	$5,888

Supplemental disclosures of cash flow information:
Cash paid for interest	$188	$151
Cash paid for income taxes	$1,205	$2,712
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities	$120	$—

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

        Gaming Partners International Corporation (GPIC), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combination and merger agreements: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana). GPI USA, formerly Paul-son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and after being purchased in 2000 by GPI SAS, eventually merged into GPI USA. GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. The Company has established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the "Company," "us," "we" or "our."

        We are headquartered in Las Vegas, Nevada and have manufacturing facilities located in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos.

        Our business activities include the manufacture and supply of gaming chips, table layouts, playing cards, dice, gaming furniture, roulette wheels, and miscellaneous table accessories such as chip trays, drop boxes and dealing shoes, which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

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

        The Company maintains cash and cash equivalents at a United States bank in excess of the federally insured limit of $100,000. The Company believes it is not exposed to any significant credit risk.

Fair Value of Financial Instruments

        The fair value of cash, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt,

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        We also maintain an allowance for doubtful accounts (see Note 3.) We recognize an allowance for doubtful accounts (bad debt reserves) to ensure trade receivables are not overstated due to uncollectibility. This allowance applies to all customers and is based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer's inability to meet its financial obligations. Should the need arise to write off an uncollectible receivable, management will assess the likelihood of collectibility. If it is deemed that collectibility is remote, with the proper review and approvals, management will write off the receivable.

Marketable Securities

        We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, our securities are classified as available-for-sale and, as such, are carried at fair value with unrealized holding gains and losses excluded from earnings and reported within accumulated other comprehensive income. The first-in, first-out method is used to determine the cost of securities disposed of. Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. These investments are primarily held with one major financial institution in our name.

Inventories

        Inventories are stated at the lower of cost or market, net of write-downs for slow-moving, excess and obsolete items. Cost is determined using the weighted-average method at GPI SAS and the first-in, first-out method at GPI USA.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill and trademarks with indefinite useful lives are not amortized but are reviewed for impairment, annually (as of December 31), and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. We completed the annual goodwill impairment test as of December 31, 2007 and 2006, and no impairment of goodwill was deemed necessary as a result of this test.

        Other intangible assets such as patents, non-compete agreements and others with definite lives are amortized, using the straight-line method over their economic useful lives, up to fourteen years. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Long-Lived Assets

        In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 14 for the presentation of the one business segment by geographic area.) Long-lived assets are principally real estate and production assets. We had no impairment losses for the years ended December 31, 2007 and 2006.

Debt

        We include obligations from capitalized leases in our long and short-term debt captions for financial statement purposes.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time the products are deemed delivered. We typically sell our products with payment terms of net 30 days and generally require a 50% down payment.

        Shipping costs billed to our customers have the related expense included in cost of revenues. Revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

        We offer a limited standard warranty on some of our products, primarily at GPI SAS. Warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

        We use SFAS 109, "Accounting for Income Taxes," for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carry forwards.

        GPIC and its subsidiaries file separate income tax returns in their respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities acquired for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Foreign Currency Transactions

        The financial statements of GPI SAS are measured using the euro as the functional currency. Assets and liabilities of GPI SAS are translated into the U.S. dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS 52, "Foreign Currency Translation" and are shown within accumulated other comprehensive income.

        For GPI Mexicana, the US dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in gain (loss) on foreign currency transactions.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time-to-time, we may enter into derivative currency contracts in order to hedge currency exposure. No such contracts were entered during 2006. During 2007, in an effort to hedge against the weakening of the dollar, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million euros at a rate of $1.3732 in October 2007 which was the expected settlement date of a significant US dollar-based sales contract. The contract settled in October 2007 and we recorded a gain of $108,000 in loss on foreign currency transactions. We did not have any derivative contracts in place as of December 31, 2007.

Comprehensive Income

        Comprehensive income includes net income, unrealized gains and losses on available-for-sale securities recorded net of tax, pension related costs, and foreign currency translation adjustments.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets including intangible assets and goodwill; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims and assessments. Actual results could differ from those estimates and assumptions.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS 123(R), using a modified prospective application. For the years ended December 31, 2007 and 2006, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on the previously determined grant date fair values. The Company attributes expense for fair value share-based payments on a straight-line basis over the vesting period of the awards.

        SFAS 123(R) requires that forfeitures be estimated at the grant date and reflected in current expense measurements. Prior to adopting SFAS 123(R), we reduced pro forma share-based compensation expense when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

Earnings per Share

        In accordance with SFAS 128, "Earnings per Share," basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

        We have certain outstanding stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years.

Reclassifications

        Certain 2006 amounts have been reclassified to conform to the 2007 presentation. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered by management in quantifying a current year misstatement by evaluating errors using both a balance sheet and an income statement approach and concluding whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for the fiscal years ending after November 15, 2006. We applied the guidance in SAB 108 in the fourth quarter of 2006 to make a cumulative adjustment reduction to retained earnings of $194,000, net of tax, as of January 1, 2006. This adjustment was related to errors in depreciation expense in 2004 and 2005.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the consolidated Statements of Stockholders' Equity and Other Comprehensive Income, the adjustment to initially apply FASB 158, net of tax, of $71,000 had been reflected in Comprehensive Income in 2006. To comply with the correct presentation of this adjustment, this amount was reclassified during 2007 into Accumulated Other Comprehensive Income for 2006.

Recently Issued Accounting Standards

        In September 2006, SFAS 157, "Fair Value Measurements", was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157 (the FSP)," which applies to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company is considering the impact that the adoption of SFAS 157, as interpreted by the FSP, will have on our consolidated financial statements when we adopt it in the first quarter of 2008.

        In February 2007, SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115", was issued. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of SFAS 159 on its financial position and results of operations.

        In December 2007, the FASB issued SFAS 141R, "Business Combinations," which replaces FASB Statement 141, "Business Combinations." SFAS 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material effect on its financial condition, results of operations or cash flows.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and also requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material effect on its financial condition, results of operations or cash flows.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. At December 31, marketable securities consisted of the following (in thousands):

	2007			2006
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$4,730	$—	$4,730	$4,707	$3	$4,710

Long-term marketable securities	$736	$—	$736	$683	$—	$683

        Long-term marketable securities include 500,000 euros ($736,000 at December 31, 2007 and $659,000 at December 31, 2006) which must be maintained as a minimum balance as security for a loan obtained in June 2006. See Note 9.

Note 3. Allowance for Doubtful Accounts

        We record, based on periodic reviews of our accounts receivables, allowances for estimated uncollectible trade accounts receivable. A summary of provisions for estimated bad debts and the related write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Years Ended December 31,	Balance at Beginning of Year	Provisions	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2007	$335	$(34)	$5	$21	$327

2006	$398	$(80)	$—	$17	$335

Note 4. Inventories

        Inventories consist of the following at December 31 (in thousands):

	2007	2006
Raw materials	$6,550	$6,441
Work in progress	1,969	1,453
Finished goods	1,574	1,357

Inventories	$10,093	$9,251

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Current Assets

        Other current assets consist of the following at December 31 (in thousands):

	2007	2006
Refundable value-added tax	$349	$425
Current deposits	406	984
Tax related assets	588	59
Other assets	116	29

Total other current assets	$1,459	$1,497

Note 6. Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2007	2006
Land	$1,818	$1,763
Buildings and improvements	8,670	7,797
Furniture and equipment	19,290	17,261
Vehicles	746	740

	30,524	27,561
Less accumulated depreciation	(14,928)	(12,994)

Property and equipment, net	$15,596	$14,567

        Depreciation expense for the years ended December 31, 2007 and 2006 was $2,272,000 and $2,151,000, respectively.

Note 7. Goodwill and Other Intangible Assets

        Goodwill, which has an indefinite useful life, totaled $1,680,000 and $1,524,000 at December 31, 2007 and 2006, respectively. The amount of goodwill related to GPI SAS for 2007 and 2006, included the net effect of foreign currency exchange of $306,000 and $150,000, respectively. Trademarks, which also have an indefinite life, totaled $583,000 at December 31, 2007 and 2006, respectively.

        Amortizing intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$1,242	$(825)	$417	$1,242	$(725)	$517	8 to 14
Customer relationships	432	(409)	23	432	(357)	75	7
Non-compete agreements	—	—	—	730	(660)	70	5 to 6

Total other intangibles	$1,674	$(1,234)	$440	$2,404	$(1,742)	$662

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amortization expense for the years ended December 31, 2007 and 2006 was $222,000 and $287,000, respectively. The following table for December 31 provides:

Estimated Amortization Expense for the Years Ending December 31,
(in thousands)
2008	$122
2009	77
2010	32
2011	32
2012	32
Thereafter	145

Total	$440

Note 8. Accrued Liabilities

        Accrued liabilities consist of the following at December 31 (in thousands):

	2007	2006
Accrued vacation, bonuses and other employee costs	$1,829	$2,813
Other accrued expenses	1,342	289
Accrued salaries and wages	959	1,223
Accrued sales taxes	205	132
Accrued sales commissions	83	100

Total accrued liabilities	$4,418	$4,557

Note 9. Long-Term Debt and Pledged Assets

        Long-term debt consists of the following at December 31 (in thousands):

	2007	2006
Note payable due to a commercial bank through June 2011	$1,584	$1,793
Note payable due to a commercial bank through March 2012	938	948
Note payable due to a commercial bank through May 2011	268	304
Note payable due to an affiliated party through February 2008	161	702
Capital leases	11	49

Total debt	2,962	3,796
Less: current maturities	(689)	(1,047)

Long-term portion debt	$2,273	$2,749

        In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum. The loan is repayable in fixed quarterly installments of 80,638 euros ($118,687 at December 31, 2007). The loan is secured by GPI SAS' marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 euros (see Note 2). There are no prepayment penalties.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In March 2002, GPI USA entered into a $995,000 loan transaction with a federal savings bank. The interest rate equals the greater of 8% per annum or 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum. The interest rate cannot increase or decrease by more than two percentage points per annum during any twelve-month period or one-half percentage point per annum during any three month period. The interest rates as of December 31, 2007 and 2006 were 8.625% and 9.125% respectively. The Loan is payable in arrears in equal monthly installments of principal and interest (currently approximately $7,700) (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through March 1, 2012, at which time the entire remaining principal balance of approximately $876,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing (Deed of Trust) encumbering the Company's Las Vegas, Nevada headquarters. GPIC executed a Guaranty in favor of this federal savings bank by which GPIC guaranteed the obligations of GPI USA under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. There is no prepayment penalty. The Deed of Trust restricts GPI USA from encumbering or transferring (1) the Company's Las Vegas, Nevada headquarters; and (2) ownership interests in GPI USA. Further, the Deed of Trust also grants to this federal savings bank a security interest in GPI USA's personal property, including, but not limited to, inventory, machinery, furniture, fixtures, licenses and income.

        In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank. The loan has a fixed interest rate of 3.6% per annum. Monthly principal and interest payments are 4,720 euros. The loan is secured by a mortgage on the building premises and is due May 2011.

        In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party. Interest accrued at the fixed rate of 5.1% per annum and principal and interest payments were due in quarterly installments of 110,689 euros until February 2008, at which time the loan was paid off. The loan was guaranteed by our majority stockholder, Holding Wilson, S.A. Under the terms of the loan agreement, GPI SAS must comply with certain financial covenants that are calculated annually based on its financial statements. GPI SAS, was in compliance of these financial covenants as of December 31, 2007.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2007 are as follows (in thousands):

Fiscal Year	Capital Leases	Long-term Debt
2008	$12	$678
2009	—	544
2010	—	560
2011	—	288
2012	—	881
Thereafter	—	—

Total	12	$2,951

Less: amount representing interest	(1)

Present value of minimum lease payments	11
Less: current maturities	11

Long-term portion of obligations under capital leases	$—

  Line of Credit

        In April 2007, GPI SAS secured a one year 1,000,000 euros ($1,350,000 at April 2007) line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of December 31, 2007, this line of credit is fully available.

Note 10. Commitments and Contingencies

  Operating Lease Commitments

        The Company has various operating leases that are used in the normal course of business. Our operating leases consist of building and storage rental expenses and equipment and vehicle rental expenses.

        The following schedule reflects our future minimum lease payments under operating leases including related party payments (See Note 13) as of December 31, 2007 (in thousands):

Fiscal Year	Minimum Lease Payments
2008	$453
2009	203
2010	58
2011	16
2012	15
Thereafter	—

Total	$745

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following schedule reflects the rental expenses paid by type of operating lease for the years ended December 31 (in thousands):

	Rental Expenses 2007	Rental Expenses 2006
Building and storage rental	$420	$406
Equipment and vehicle rental	164	134

Total operating lease expenses	$584	$540

  Legal Proceedings and Contingencies

        Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

        On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) who purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation (NOV) which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm.

        The CEH action alleges that Paulson® brand gaming chips manufactured by GPI USA and distributed in California contain lead, a Proposition 65 listed chemical, and that GPI USA and the Card Room Defendants failed for a three-year period to provide the required warning in connection with the sale and use of the chips. CEH seeks, and Proposition 65 authorizes, civil penalties and injunctive relief as well as recovery of costs and legal fees. GPI USA has received and accepted tenders of defense from twenty-one of the twenty-four Card Room Defendants named in the action, all of whom purchased gaming chips from GPI USA without knowledge that the chips contained lead and may have been subject to Proposition 65 warning requirements. Prior to September 2007, GPI USA had been in settlement discussions with CEH on its own behalf and on behalf of the Card Room Defendants that received the CEH NOV. GPI USA and CEH had reached an agreement in principle as to the non-cash terms of a settlement including, the type of warnings to be posted and a commitment to reformulate gaming chips. Subsequently, GPI has completed reformulating the chips and has eliminated the need to post warnings in connection with current chip sales. GPI USA and CEH were unable to reach agreement on the cash element of the settlement. As a result, CEH filed this action which is now proceeding through initial written discovery while the parties endeavor to conclude negotiations as to the amount of cash to be paid in settlement.

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

        On June 27, 2007, a putative class action complaint also alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as "Lead Plaintiff." On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough,, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented.

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

        The French Tax Administration has completed their audit of GPI SAS for tax years 2004, 2005 and 2006. On March 29, 2007, we received a notice seeking additional taxes of 551,000 euros based on their findings. In July 2007, we were notified they had revised their assessment to 531,000 euros ($782,000 at December 31, 2007). The Company disagrees with their analysis and expects a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

        We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA is required to purchase a minimum amount of raw material totaling $569,000 in the first year, and $711,000 per year for the years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of December 31, 2007, we had purchased more than the minimum required by the agreement.

  Employment Agreements

        The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate to approximately $818,000 as of December 31, 2007.

Note 11. Income Tax Matters

        The following table provides an analysis of the Company's provision for income taxes for the years ended December 31 (in thousands):

	2007	2006
Current:
U.S. Federal	$21	$—
U.S. State	7	(9)
France	779	2,929

Total Current	807	2,920

Deferred:
U.S. Federal	(545)	355
U.S. State	(7)	(6)
France	562	114

Total Deferred	10	463

Provision for income taxes	$817	$3,383

        Pre-tax income (loss) consisted of the following (in thousands):

	2007	2006
USA	$(2,051)	$40
France	3,108	8,472

Pre-tax income	$1,057	$8,512

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2007	2006
Computed expected income tax expense	34.0%	34.0%
Adjustments:
Foreign dividends and IRC Sec 78 and 956 inclusions net of foreign tax credits	(10.5)%	(13.4)%
Non-deductible expenses	9.9%	0.0%
State taxes	(0.8)%	0.1%
Change in valuation allowance	74.0%	18.9%
French gain (loss) on U.S. note receivable	1.3%	(0.5)%
True-ups	(22.6)%	1.2%
Other, net	(8.0)%	(0.6)%

Income tax expense	77.3%	39.7%

        In 2005, 2006, and 2007, GPI USA received non-cash dividends from GPI SAS. The taxable income resulting from these dividends resulted in full utilization of prior accumulated losses in the United States during 2006. If necessary, management has the ability to distribute additional future dividends from GPI SAS, as GPI SAS continues to be profitable. Accordingly, we have not provided a valuation allowance on the deferred tax assets, exclusive of foreign tax credits which expire in 2015, 2016, and 2017 if not utilized. The Company has established a valuation allowance related to these foreign tax credits due to the uncertainty of future foreign source income.

        For state income tax purposes, the Company has approximately $2,032,000 in net operating loss carry forwards. These net operating loss carry forwards expire in 2009 through 2027. The determination of the state net operating loss carry forwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carry forwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws. The Company continues to record a full valuation allowance on state deferred assets due to the uncertainty of future state taxable income.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The primary components of the net deferred income tax assets at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Operating loss carry forwards	$147	$155
Bad debt reserves and inventory	668	564
French deferred assets	49	552
Stock compensation	450	362
Fixed assets	337	—
Intangibles	857	384
Tax credits	4,478	5,417
Foreign currency translation	—	135
Other	197	109

Total gross deferred tax assets	7,183	7,678
Less: valuation allowance	(4,776)	(4,178)

Total net deferred tax assets	2,407	3,500

Deferred tax liabilities:
Excess book basis in shares of GPI SAS	—	1,393
Fixed assets	—	59
French deferred liabilities	455	379
Other	—	26

Total deferred tax liabilities	455	1,857

Deferred tax asset, net	$1,952	$1,643

        In 2006, we provided deferred taxes on the excess book basis in the shares of GPI SAS, as the Company intended to receive non-cash dividends from our French subsidiary in 2007. As of December 31, 2007, all anticipated non-cash dividends have been distributed. The Company has no further plans on repatriating earnings from GPI SAS and, accordingly, will not provide deferred taxes for any excess book basis in GPI SAS. These earnings are considered permanently reinvested, as it is management's intention to reinvest foreign profits to finance foreign operations. Nonetheless, the Company's tax basis exceeded its book basis in GPI SAS as of December 31, 2007.

  Tax Uncertainties

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. Below are the issues for 2007.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On January 1, 2007, as a result of the adoption of FIN 48, $105,000 was recorded as a decrease to retained earnings and an increase to income taxes payable. The Company also reclassified $50,000 within deferred income tax asset (long-term) and $81,000 within income tax payable. At the adoption date of January 1, 2007, we had $219,000 of unrecognized tax benefits, of which $169,000 would affect our effective tax rate if recognized. Of the total unrecognized tax benefit, $50,000 would not affect our effective tax rate due to the existence of the valuation allowance.

        The Company files income tax returns in the U.S. federal jurisdiction, with the French Tax Administration and various states. The Company's major tax jurisdictions are the U.S. federal and French income tax returns. GPIC and GPI USA were audited by the United States Internal Revenue Service (IRS) for the tax year 2004. The audit was completed in July 2007 and included the adjustment covered by the FIN 48 entry that was made in the first quarter of 2007. No additional tax was due. The tax years 2004 through 2006 remain open to examination under the statute of limitations by the major taxing jurisdictions to which we are subject. However, U.S. federal tax positions for the 2004 tax year are effectively settled with the completion of the IRS examination.

        The French Tax Administration completed their audit of GPI SAS for tax years 2004, 2005 and 2006. On March 29, 2007, we received a notice seeking additional taxes of 551,000 euros based on their findings. In July 2007, we were notified they had revised their assessment to 531,000 euros ($782,000 at December 31, 2007). The Company disagrees with their analysis and expects a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$237
Reductions due to settlements with taxing authorities	(50)
Foreign currency translation	22

Balance at December 31, 2007	$209

        As of December 31, 2007, all of the unrecognized tax benefits would affect the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes on the statement of operations. The Company had approximately $17,000 of interest and penalties accrued at December 31, 2007.

        The Company anticipates there may be a change in the balance of the unrecognized tax benefits within the next twelve months due to continued negotiations related to the French Tax Administration's audit of GPI SAS as discussed above. At this time, the Company cannot estimate how much the unrecognized tax benefits may change.

Note 12. Stock Option Programs, Warrants and Stock-Based Compensation Expense

  Stock Option Programs and Warrants

        We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors' Stock Option Plan, as amended (Directors' Plan).

        The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors. The Incentive Plan expired on January 30, 2004, except as

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the stock options outstanding on that date. All of the outstanding stock options under the Incentive Plan have vested. The options granted under the Incentive Plan expire ten years after the date of the grant, subject to earlier termination for death, termination of employment or retirement.

        The Directors' Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. In 2007, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors' Plan to: (i) increase the total number of shares of common stock for which options may be granted to 350,000, an increase of 200,000 shares; (ii) extend the expiration date of the Director's Plan from January 30, 2009 to January 31, 2014, (iii) clarify that options vested at the time an optionee ceases to be a director would remain in effect whether or not the options were also exercisable on that date and (iv) provide that the Directors' Plan will be administered by a committee of not less than two directors. The initial option grant vests over a 3-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on the following committees of the Board of Directors for at least six months prior to the date of grant: the Audit Committee; the Compensation Committee; and the Compliance Committee. No option is exercisable sooner than six months and one day after the date of the grant. The options expire on the earlier of the tenth anniversary of the date of grant, nine months after retirement or two years after death.

        The following is a summary of option activity for the years ended December 31, 2006 and 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	427,634	$4.95
Granted	20,500	18.97
Cancelled	—	—
Exercised(1)	(100,634)	7.58

Outstanding at December 31, 2006(2)	347,500	5.02
Granted	17,500	13.62
Cancelled	—
Exercised	(12,500)	7.77

Outstanding at December 31, 2007	352,500	$5.35	4.8	$1,087

Exercisable at December 31, 2007	336,500	$4.81	4.6	$1,087

(1)
Does not include warrants of 91,501 that were exercised during 2006.

(2)
All warrants were exercised or expired as of December 31, 2006.

        For the year ended December 31, 2007, the total intrinsic value of options exercised was $157,000. For the year ended December 31, 2006, the total intrinsic value of options exercised was $1,322,000; the total intrinsic value of warrants exercised was $1,817,000.

        As part of the consideration for the GPI SAS shares related to the combination, the former GPI SAS stockholders were issued warrants to purchase an aggregate of 459,610 shares. Of these warrants,

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

219,109 were exercised and 149,000 were terminated prior to 2006. In 2006, 91,501 warrants were exercised. As such, there were no warrants remaining at December 31, 2006 or December 31, 2007.

  Stock-Based Compensation Expense

        We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Expected volatility and dividends are based on historical factors related to our common stock. The expected term considers the contractual term of the options as well as the historical exercise and termination behavior. Risk free rate is based on United States Treasury rates appropriate for the expected term.

        The following table summarizes the assumptions used, and related information, for option activity for the periods indicated.

	2007	2006
Option valuation assumptions:
Dividend yield	None	None
Expected volatility	71.8%	98.3%
Risk free interest rate	4.63%	4.79%
Expected term of options	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$8.99	$14.31
Exercises under all share-based payment arrangements:
Cash received	$97,000	$764,000
Tax benefit realized from option exercises	$20,000	$529,000

        The following table summarizes our reported share-based compensation expense included in our consolidated statements of income as of December 31, 2007 and 2006:

	2007	2006
General & administrative-stock option share-based compensation	$220,000	$234,000
Tax benefit	(79,000)	(84,000)

Total share-based compensation, net of
tax benefit	$141,000	$150,000

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, there was a total of $130,000 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows:

Fiscal Year	Amount
2008	$80,000
2009	38,000
2010	12,000
Thereafter	—

Total	$130,000

Note 13. Related Party Transactions

        We lease two manufacturing facilities totaling 66,500 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through April 2009 at the monthly rent amount of approximately $0.35 per square foot or $23,300. If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis Also, in the second quarter of 2006, we began renting, on a month-to-month basis, a residential property from the General Manager's brother at approximately $800 per month.

        An employee of our manufacturing facility in Mexico also owns and operates a small independent machine shop. In 2007, we used his machine shop to build small metal parts. For the fiscal year ended December 31, 2007, GPI USA paid this employee, through his business, approximately $41,000.

        Neither of these two employees are a director nor an executive officer. The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.

Note 14. Business Segments

        SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports. We manufacture and sell casino table game equipment and have determined that we operate in one operating segment—casino game equipment products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nor does it manage each individual product line as a separate business unit. The following tables present certain data by geographic area as of and for the years ended December 31 (in thousands):

	2007		2006
Net sales to external customers:
United States	$31,576	53.7%	$29,369	39.7%
Asia(1)	18,712	31.8%	33,595	45.4%
Europe and Russia	5,565	9.5%	6,697	9.1%
Other(2)	2,968	5.0%	4,293	5.8%

Total consolidated net sales to external customers	$58,821	100.0%	$73,954	100.0%

(1)
Primarily Macau for 2006 and 2007

(2)
Includes Canada, Africa, Australia, South America and other countries.

        The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2007		2006
Revenues:
Casino chips	$36,549	62.1%	$52,769	71.4%
Table layouts	5,041	8.6%	5,001	6.8%
Playing cards	3,884	6.6%	3,846	5.2%
Gaming furniture	3,320	5.6%	2,717	3.7%
Dice	2,108	3.6%	2,417	3.3%
Table accessories and other products	5,697	9.7%	5,383	7.2%
Shipping	2,222	3.8%	1,821	2.4%

Total	$58,821	100.0%	$73,954	100.0%

        Sales generated by GPI USA primarily are to casinos in the United States. Sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe. One customer comprised 4% and 19% of sales for 2007 and 2006, respectively, while another customer comprised less than 1% and 18% of sales for 2007 and 2006, respectively.

        The following table represents our property and equipment by geographic area as of December 31 (in thousands):

	2007	2006
Property and equipment, net:
United States	$6,047	$5,832
France	8,201	7,351
Mexico	1,348	1,384

Total	$15,596	$14,567

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table represents goodwill and intangibles by geographic area as of December 31 (in thousands):

	2007	2006
Goodwill and intangibles, net:
United States	$1,223	$1,445
France	1,480	1,324

Total	$2,703	$2,769

Note 15. Pension Plan

        GPI SAS sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for benefits to be paid to eligible employees at retirement based on years of participation and compensation rates in the last years prior to retirement. The following amounts relate to GPI SAS' defined benefit pension plan as of December 31 (in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$322	$224
Service cost	34	22
Interest cost	16	10
Actuarial (loss) gain	(43)	44
Benefits paid	—	(7)
Effect of foreign exchange rate changes	38	29

Benefit obligation at end of year	367	322

Change in plan assets:
Fair value of plan assets at beginning of year	477	419
Actual return on plan assets	11	16
Benefits paid	—	(7)
Effect of foreign exchange rate changes	57	49

Fair value of plan assets at end of year(1)	545	477

Funded status and prepaid benefit cost	$178	$155

(1)
Comprised of equity securities.

	2007	2006
Weighted-average assumptions:
Discount rate	4.80%	4.25%
Expected return on plan assets	3.50%	3.50%
Rate of compensation increase	2.00%	2.00%

        The accumulated benefit obligation at December 31, 2007 was $254,000.

        In September 2006, SFAS 158, "Employers Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132R", was issued. In

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with SFAS 158, the unrealized transition asset at the beginning of 2006 was recorded into other comprehensive income. It continues to be amortized over a 15-year period that started in April 1998. In 2007 and 2006, we did not make any contribution to the pension plan, and we do not expect to make contributions to the pension plan in 2008. In 2007 and 2006, the prepaid benefit costs of $178,000 and $155,000, respectively, were recognized in the consolidated balance sheets as deposits in other assets.

        Net pension (benefit) expense for the years ended December 31 consisted of the following (in thousands):

	2007	2006
Service cost-benefits earned during the period	$34	$22
Interest expense on benefit obligation	16	10
Expected return on plan assets	(11)	(16)
Actuarial (gain) loss	(43)	44
Amortization of unrecognized transition asset	(18)	(17)

Total	$(22)	$43

        Projected benefit payments from the plan as of December 31, 2007 are estimated to be $53,000 in 2009 and an aggregate of $41,000 for 2015-2017.

        We maintain a 401(k) plan for employees in the United States who work over one year and are 21 years of age or older. Contributions to the plan are based on the amounts contributed by the eligible employees. Eligible employees can elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant's wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2007, and 2006 under the combined plan were $54,000 and $52,000, respectively.

Note 16. Earnings per Share

        In accordance with SFAS 128, "Earnings per Share", basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option and warrant exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows (in thousands):

	2007	2006
Weighted average number of common shares outstanding—Basic	8,101	7,974
Potential dilution from equity grants	141	252

Weighted-average number of common shares outstanding—Diluted	8,242	8,226

        We have certain outstanding stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. These outstanding antidilutive options for the years ended December 31, 2007 and 2006 were approximately 41,562 and 13,223, respectively.

Note 17. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, which is presented net of tax, consists of the following as of December 31 (in thousands):

	2007	2006
Foreign currency translation	$3,620	$1,506
Unrealized gain on securities, net of tax	—	3
Unrecognized pension transition asset, net of tax	57	71

	$3,677	$1,580

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

        The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that all information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2007. Based upon this evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2007, the end of the period covered by this annual Form 10-K, the Company's disclosure controls and procedures are effective at a reasonable assurance level.

Management's Remediation Initiatives:

        As disclosed in the Company's December 31, 2005 and 2006 Form 10-K, management became aware of a material weakness relating to internal controls over financial reporting involving the design and operation of controls over share-based payment accounting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In 2005, the controls in place were not adequate to ensure that the correct accounting treatment was used for stock options which were granted to the Chief Executive Officer in September 2002, conditioned on the Company attaining a specific performance target. During 2006, the Company adopted SFAS 123(R) which requires expense be measured and recorded for each share-based payment award. In connection with the preparation of each of the Company's 2006 Form 10-Qs and its Form 10-K, errors were identified in the calculations and disclosures related to stock options. In response to this material weakness, we took a number of actions during the year and quarter ended December 31, 2007, as outlined below:

  •
  The Company provided additional training. We made sure that the appropriate personnel understood the stock tracking system initiated in late 2006, terms of the Company's stock options program, and the relevant accounting guidance; and

  •
  We strengthened our procedures, documentation, and review process.

        In our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting processes because, in the United States operations, which includes the corporate reporting function, the Company did not have sufficient personnel with requisite knowledge of generally accepted accounting principles and related practices to ensure an effective closing process, proper preparation of the financial statements and disclosures for the Form 10-K, and proper documentation of the Company's important accounting policy and transaction conclusions. In response to this material weakness, we took a number of actions during the year and quarter ended December 31, 2007, as outlined below:

  •
  The Company added staffing and replaced personnel, thus increasing our core competencies. This includes the Company hiring a new Chief Financial Officer in December 2006, a new Controller in July 2007, and an Assistant Controller in September 2007.

  •
  The Company increased its commitment to internal and external training. Staff has been sent to training sessions regarding their area of responsibility.

  •
  The Company strengthened procedures, documentation, and review process. For example, improvements were made in the reconciliation process, more extensive documentation of entries, and reviews of account variances.

  •
  The Company enhanced its entity level controls. We focused on improved financial communication throughout the Company with emphasis on management's commitment to and the importance of internal control over financial reporting and disclosure controls and procedures.

Changes in internal control over financial reporting:

        As specifically noted above, there were changes in internal controls over financial reporting during the fourth quarter and year ended December 31, 2007 that have materially affected the Company's internal controls over financial reporting. Based on the improvements listed above, the control deficiencies that existed in prior years have been remediated and management has determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2007.

Management's Annual Report on Internal Control Over Financial Reporting:

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

          (1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

          (2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

          (3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework."

        Based on this assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on this framework.

        The annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The sections labeled "Nominees for Election of Directors," "Board of Directors and Committees of the Board," "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" and "Executive Officers" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2007, are incorporated herein by reference.

Item 11.    Executive Compensation.

        The section labeled "Executive Compensation" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2007, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2007 about our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Numbers of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	352,500	(1)	$5.35	194,500	(2)(3)
Equity compensation plans not approved by security holders	None		None	None

Total	352,500		$5.35	194,500

(1)
Reflects outstanding stock options to purchase 300,000 shares of common stock granted under our 1994 Long-Term Incentive Plan, and stock options to purchase 52,500 shares of common stock granted under our 1994 Directors' Stock Option Plan.

(2)
These shares were available for future issuance under our 1994 Directors' Stock Option Plan.

(3)
Subject to filing S-8 with the Securities Exchange Commission.

        See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12 for additional information about our equity-based compensation plans.

        The sub-section labeled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of our definitive Proxy to be filed within 120 days after our fiscal year end of December 31, 2007, is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The sub-section labeled "Certain Relationships and Related Transactions" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2007, is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The sub-section labeled "Principal Accountant Fees and Services" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2007, is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1)    Financial Statements

    Included in Part II of this report:

      Consolidated Balance Sheets at December 31, 2007 and 2006.

      Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006.

      Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2007 and 2006.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.

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
3.03
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007.
4.01
Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K for the year ended December 31, 2006.
10.01
Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended August 8, 2007), incorporated herein by reference to: Annex A of our definitive proxy statement dated July 7, 2007 filed with the SEC on July 7, 2007.*
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
10.06
Loan Agreement dated February 21, 2001, between Bourgogne et Grasset, as borrower, and BNP Paribas, S.A., as lender (English summary of French language document) incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.07
Loan Agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribas, S.A., as lender, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.08
Second Amendment to Lease Agreement dated March 1, 2006 between Copropiedad Arte y Diseno, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.09
Loan Agreement dated June 29, 2006 between Lyonnaise de Banque and Gaming Partners International SAS (English translation of French-language document) incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.
10.10	Offer letter effective December 7, 2006, relating to David W. Grimes, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 7, 2006.*

10.11
Employment Agreement dated September 12, 2007 between Gerard P. Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. *
21.01	List of subsidiaries, incorporated by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2005.
23.01	Consent of Moss Adams LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated March 31, 2008 reporting financial results for the three months and year ended December 31, 2007.

*
Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 31, 2008	By:	/s/ GERARD P. CHARLIER Gerard P. Charlier President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ GERARD P. CHARLIER Gerard P. Charlier Director, President and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2008	By:	/s/ DAVID W. GRIMES David W. Grimes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2008	By:	/s/ ERIC P. ENDY Eric P. Endy Director
Date: March 31, 2008	By:	/s/ MARTIN A. BERKOWITZ Martin A. Berkowitz Director
Date: March 31, 2008	By:	/s/ ALAIN THIEFFRY Alain Thieffry Director
Date: March 31, 2008	By:	/s/ CHARLES R. HENRY Charles R. Henry Director
Date: March 31, 2008	By:	/s/ ROBERT J. KELLY Robert J. Kelly Director
Date: March 31, 2008	By:	/s/ ELIZABETH CARRETTE Elizabeth Carrette Director

QuickLinks

TABLE OF CONTENTS
  PART I
  Item 1. Business .
  Item 1A. Risk Factors .
  Item 1B. Unresolved Staff Comments .
  Item 2. Properties .
  Item 3. Legal Proceedings .
  Item 4. Submission of Matters to a Vote of Security Holders .
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data .
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk .
  Item 8. Financial Statements and Supplementary Data .
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
Consolidated Statements of Cash Flows
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .
  Item 9A. Controls and Procedures .
  Item 9B. Other Information .
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance .
  Item 11. Executive Compensation .
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
  Item 13. Certain Relationships and Related Transactions and Director Independence .
  Item 14. Principal Accountant Fees and Services .
  PART IV
  Item 15. Exhibits, Financial Statement Schedules .
SIGNATURES