Form 10-Q
period 2008-03-31
Gaming Partners International CORP
filed 2008-05-14
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2008 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,755	$4,627
Marketable securities	6,437	4,730
Accounts receivable, less allowance for doubtful accounts of $392 and $327, respectively	3,128	5,811
Inventories	12,336	10,093
Prepaid expenses	526	487
Deferred income tax asset	944	893
Other current assets	798	1,459
Total current assets	28,924	28,100
Property and equipment, net	16,073	15,596
Goodwill	1,790	1,680
Other intangibles, net	991	1,023
Deferred income tax asset	1,829	1,514
Long-term investments	791	736
Other assets, net	651	660
Total Assets	$51,049	$49,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$564	$689
Accounts payable	2,945	2,964
Accrued liabilities	3,584	4,418
Customer deposits	4,394	2,715
Income taxes payable	—	27
Deferred income tax liability	18	—
Other current liabilities	496	406
Total current liabilities	12,001	11,219
Long-term debt, less current maturities	2,225	2,273
Deferred income tax liability	497	455
Other liabilities	224	209
Total liabilities	14,947	14,156
Commitments and contingencies - see Note 10
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	18,806	18,766
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	12,413	12,825
Accumulated other comprehensive income	4,998	3,677
Total stockholders’ equity	36,102	35,153
Total Liabilities and Stockholders’ Equity	$51,049	$49,309

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$12,125	$8,921
Cost of revenues	8,330	7,350
Gross profit	3,795	1,571

Product development	54	45
Marketing and sales	1,162	1,093
General and administrative	2,975	2,806
Operating loss	(396)	(2,373)

Loss on foreign currency transactions	(259)	(28)
Interest income	56	79
Interest expense	(38)	(49)
Other income, net	3	20
Loss before income taxes	(634)	(2,351)

Income tax benefit	(222)	(861)

Net loss	$(412)	$(1,490)

Earnings per share:
Basic	$(0.05)	$(0.18)
Diluted	$(0.05)	$(0.18)

Weighted average shares of common stock outstanding:
Basic	8,103	8,094
Diluted	8,103	8,094

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2007		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net loss	$(1,490)					(1,490)		(1,490)
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 1)	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities	9						9	9
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	87	—	—	—	87
Foreign currency translation adjustment	16	—	—	—	—	—	16	16
Total comprehensive loss	$(1,465)
Balance, March 31, 2007		8,103,401	$81	$18,613	$(196)	$11,095	$1,605	$31,198

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net loss	$(412)	—	—	—	—	(412)	—	(412)
Unrealized gain on securities	1	—	—	—	—	—	1	1
Stock compensation expense	—	—	—	40	—	—	—	40
Amortization of pension transition asset	(4)	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	1,324	—	—	—	—	—	1,324	1,324
Total comprehensive income	$909
Balance, March 31, 2008		8,103,401	$81	$18,806	$(196)	$12,413	$4,998	$36,102

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months ended March 31,
	2008	2007

Cash Flows from Operating Activities
Net loss	$(412)	$(1,490)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	564	535
Amortization	32	66
Provision for bad debt	15	(27)
Deferred income taxes	(430)	42
Share-based compensation expense	40	87
Loss (gain) on sale/disposal of property and equipment	22	(3)
Gain on sale of marketable securities	(24)	(15)
Change in operating assets and liabilities:
Accounts receivable	2,896	1,271
Inventories	(1,869)	(2,633)
Prepaid expenses and other current assets	531	(540)
Non-current other assets	30	15
Accounts payable	(312)	18
Customer deposits	1,554	3,667
Accrued liabilities	(978)	(1,572)
Income taxes payable	399	(906)
Other current liabilities	(93)	(59)
Net cash provided by (used in) operating activities	1,965	(1,544)

Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(9,733)	(4,263)
Proceeds from sale of marketable securities and long-term investments	8,469	6,497
Acquisition of property and equipment	(459)	(639)
Proceeds from sale of property and equipment	4	20
Net cash (used in) provided by investing activities	(1,719)	1,615

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(306)	(256)
Proceeds from exercise of stock options	—	97
Net cash used in financing activities	(306)	(159)
Effect of exchange rate changes on cash	188	30
Net increase (decrease) in cash and cash equivalents	128	(58)
Cash and cash equivalents, beginning of period	4,627	5,888
Cash and cash equivalents, end of period	$4,755	$5,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$38
Cash (refunded) paid for income taxes	$(367)	$625

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities	$8	$—

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.           Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combination and merger agreements:  Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana).  GPI USA, formerly Paul-Son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas.  The former Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and, after being purchased in 2000 by GPI SAS, eventually merged into GPI USA.  GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.  The Company has established brand names such as Paulson®; Bourgogne et Grasset®, or B&G, Bud Jones®; and T-K®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

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

Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2007.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008.  The Company has adopted SFAS 157 for our marketable securities and the disclosure requirements are reflected in Note 2 of our condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company has chosen not to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS 161.

Note 2.           Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	March 31, 2008			December 31, 2007
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$6,436	$1	$6,437	$4,730	$—	$4,730
Long-term marketable securities	$791	$—	$791	$736	$—	$736

Long-term marketable securities include 500,000 euros ($791,000 at March 31, 2008), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For valuation techniques using a fair value hierarchy, the Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets.  For the three months ended March 31, 2008, the fair value recognized on our marketable securities was $7.2 million, while at the year ended December 31, 2007, the value was $5.5 million.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$7,280	$6,550
Work in progress	1,944	1,969
Finished goods	3,112	1,574
Inventories	$12,336	$10,093

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$1,844	$1,818
Buildings and improvements	9,277	8,670
Furniture and equipment	19,981	19,290
Vehicles	777	746
	31,879	30,524
Less accumulated depreciation	(15,806)	(14,928)
Property and equipment, net	$16,073	$15,596

Depreciation expense for the three months ended March 31, 2008 and 2007 was $564,000 and $535,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

Goodwill, which has an indefinite useful life, totaled $1,790,000 and $1,680,000 at March 31, 2008 and December 31, 2007, respectively.  The amount of goodwill held by GPI SAS for March 31, 2008 and December 31, 2007 was $1,590,000 and $1,480,000, respectfully, which includes the net effect of foreign currency exchange of $416,000 and $306,000, respectively.

Trademarks, which also have an indefinite life, totaled $583,000 at March 31, 2008 and December 31, 2007, respectively.  Other intangible assets consisted of the following (in thousands):

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

	March 31, 2008			December 31, 2007			Estimated
	Gross			Gross			Useful
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying	Life
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)

Patents	$1,242	$(849)	$393	$1,242	$(825)	$417	8 to 18
Customer						—
relationships	432	(417)	15	432	(409)	23	7
Total other
intangibles	$1,674	$(1,266)	$408	$1,674	$(1,234)	$440

Amortization expense for the three months ended March 31, 2008 and 2007 was $32,000 and $66,000, respectively.

Note 6.           Stock Option Programs and Stock-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan).

The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors.  The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date.  All of the outstanding stock options under the Incentive Plan have vested. The options granted under the Incentive Plan expire ten years after the date of the grant, subject to earlier termination for death, retirement, or termination of employment and association.

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a three year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives an option to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors.

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares and, (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity for the year-to-date period ended March 31, 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	352,500	$5.35
Granted	4,500	7.50
Cancelled	—
Exercised	—
Outstanding at March 31, 2008	357,000	$5.37
Exercisable at March 31, 2008	340,500	$4.94

Note 7.           Earnings per Share (EPS)

In accordance with SFAS 128, Earnings per Share, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months ended March 31,
	2008	2007
Weighted average number of common shares outstanding - Basic	8,103	8,094
Potential dilution from equity grants	—	—
Weighted average number of common shares outstanding - Diluted	8,103	8,094

For the first quarter of 2008 and the first quarter of 2007, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding would be equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of the 357,000 and 347,500 options outstanding.

Note 8.           Business Segments

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires public business enterprises to report selected reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino game equipment products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following table presents certain data by geographic area (in thousands):

	(unaudited)
	Three Months Ended March 31,
	2008		2007
Net sales to external customers
United States	$5,255	43.3%	$6,327	70.9%
Europe and Russia	1,528	12.6%	1,116	12.5%
Asia	4,292	35.4%	741	8.3%
Other(1)	1,050	8.7%	737	8.3%
Total consolidated net sales to external customers	$12,125	100.0%	$8,921	100.0%

(1)  Includes Canada, Africa, Australia, South America, and other countries.

The following table presents our net sales by product line for the three months ended March 31 (in thousands):

	(unaudited)
	Three Months Ended
	March 31,
	2008		2007

Casino chips	$7,594	62.7%	$3,675	41.2%
Table layouts	1,227	10.1%	1,292	14.5%
Playing cards	985	8.1%	929	10.4%
Gaming furniture	527	4.3%	760	8.5%
Dice	490	4.0%	550	6.2%
Table accessories and other products	842	7.0%	1,310	14.7%
Shipping	460	3.8%	405	4.5%
Total consolidated net sales	$12,125	100.0%	$8,921	100.0%

Sales by GPI USA primarily are to casinos in the United States.  Sales generated by GPI SAS are primarily from casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

	(unaudited)
	March 31, 2008	December 31, 2007
Property and equipment, net:
United States	$5,980	$6,047
France	8,633	8,201
Mexico	1,460	1,348
Total	$16,073	$15,596

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following table represents goodwill and intangibles by geographic area (in thousands):

	(unaudited)
	March 31, 2008	December 31, 2007
Goodwill and intangibles, net:
United States	$1,191	$1,223
France	1,590	1,480
Total	$2,781	$2,703

Note 9.   Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation	$4,943	$3,620
Unrealized gain on securities, net of tax	1	—
Unrecognized pension transition asset, net of tax	54	57
	$4,998	$3,677

Note 10.         Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) who purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation (NOV), which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm.

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

GPI USA has reached a $575,000 settlement with CEH on its own behalf as well as on behalf of the owners of the twenty-one Card Room Defendants for whom GPI USA accepted tenders of defense.  The settlement will be entered as a consent judgment subject to review and approval by the court as well

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

as the California Attorney General’s office.  In the consent judgment, GPI USA has further agreed to provide warning signs to its customers who are using chips that contain lead and to reformulate its gaming chips to reduce the amount of lead present in them such that a warning will no longer need to be provided by it to its customers who purchase those reformulated chips.   GPI USA has already complied with these two requirements.

On June 27, 2007, a putative class action complaint also alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented.  Defendants filed a Motion to Dismiss the Complaint on April 16, 2008.  The disposition of that motion is currently pending.

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

The French Tax Administration has completed their audit of GPI SAS for tax years 2004, 2005 and 2006. On March 29, 2007, we received a notice seeking additional taxes of 551,000 euros based on their findings. In July 2007, we were notified they had revised their assessment to 531,000 euros ($839,000 at March 31, 2008). The Company disagrees with their analysis and believes that there will be a significant reduction or possible elimination of the additional tax sought by the French Tax Administration.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in the fourth quarter of 2004. Thereafter, in the second quarter of 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology and later the other 50% of its rights in the subject patents also to International Game Technology. The agreement grants GPI SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute gaming chips and readers in the United States under the patents for a gaming chip tracking system and method, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or Radio Frequency Identification Devices (RFID) technology. The duration of the

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

exclusive agreement is for the life of the patents, the last of which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA is required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of March 31, 2008, we had purchased more than the minimum required by the agreement.

Line of Credit

In April 2007, GPI SAS secured a one year, 1,000,000 euros line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%. As of March 31, 2008, this line of credit is fully available.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, Risk Factors of the Company’s Form 10-K for the period ended December 31, 2007.

For a Company Overview and information on our products as well as general information, see Part I—Item 1. Business of the Company’s Form 10-K for the period ended December 31, 2007.

Revenues for the first quarter of 2008 of $12.1 million were $3.2 million, or  36% higher than the first quarter of last year, which was a particularly weak quarter.  Approximately a quarter of that increase is attributable to the dramatic increase in the value of the euro in relation to the US dollar.  Volatility of revenues is a key characteristic of our business.  In order to be profitable in this environment, we must make significant adjustments to our cost structure so we can still have positive results even in low sales quarters.  That process has begun with the on-going move of our Las Vegas-based chip manufacturing operations to our Mexico facility.  The move is expected to be completed in the second quarter of 2008.  With its completion, the cost of manufacturing Bud Jones chips should decrease significantly.

Based upon our first quarter sales of GPI USA, the slow down of revenues in the gaming industry attributable to economic concerns in the United States may be affecting our sales and could have an adverse effect in future quarters.  We would expect any slowing effect to be associated with consumable products such as dice, cards and layouts more than casino chips.

Much of our growth in recent years has been as a result of the major developments in the gaming industry in Macau.  Although the gaming industry has met great success, we have anticipated that our participation would diminish as fewer casinos open.  Furthermore, in April 2008, a high-ranking government official in Macau, Edmund Ho, announced a freeze on new development.  Since this announcement also said that gaming construction currently underway or in discussion would not be affected, it does not affect our near-term prospects in Macau.

We remain optimistic about the potential to create new demand for casino chips through the use of RFID in our casino chips. RFID casino chips provide casinos with two benefits.  The first benefit is enhanced security, which addresses the ongoing threat to casinos of someone counterfeiting their “currency.” We started producing chips with low frequency 125 KHz RFID, a technology particularly well-adapted to chip tracking for security and automatic accounting, more than 12 years ago and have sold several million of them to casinos world-wide. We have acquired expertise in the production of 125 KHz RFID chips as well as chip tracking readers and associated software.

The second benefit of RFID technology is player tracking.  This benefit, as well as the use of high frequency 13.56 MHz RFID in casino chips facilitates information being processed more quickly and allows casinos to gain knowledge about their table games that has been limited to slot machines. To address this market it is important to be able to offer sophisticated computer systems for table management and local presence for after-sales services. We recognize that establishing strong partnerships is crucial. Therefore, we continue to enhance our strategic alliance with Progressive Gaming International Corporation (PGIC) and our relationship with International Game Technology (IGT) in order to accelerate the acceptance of 13.56 MHz RFID casino chips with PGIC/Magellan technology as part of a comprehensive tracking and management system.  A direct result of our collaboration with PGIC and IGT led to the winning of an order for over one million Paulson® 13.56 MHz RFID casino chips delivered to MGM Grand at

Foxwoods, the new expansion of the Foxwoods Resort Casino in Connecticut, for its opening in mid-May 2008.  We are also in the process of creating a line of 13.56 MHz readers similar to our 125 KHz RFID readers so that casinos interested in PGIC’s sophisticated table management applications have the possibility to first start with chip tracking hardware and applications compatible with PGIC’s systems.

In the first quarter of 2008, we continued efforts begun in 2007 to address concerns about the lead levels in earlier versions of our Paulson brand gaming chips.  Relying on independent, fact-based research, we have been able to counteract reports aired in November 2007 by a Phoenix television station that contained numerous misrepresentations and inaccuracies in alleging the potential for injurious exposure to the public from handling Paulson brand gaming chips.  This research also resulted in the issuance of a final report by the Arizona Department of Health which concurred that the use of Paulson gaming chips did not pose the health hazard reported by the television station.

Federal and state laws regulate the post-consumer management of numerous commercial and household products including those that contain substances identified as toxic such as lead and lead compounds.  GPIC is aware of recent consumer product safety concerns in the United States regarding lead in various items, as well as the specific issues associated with lead compound that had been used in older versions of its Paulson brand of gaming chips.  As such, the Company has undertaken as part of its commitment to product stewardship to advise its customers who may still have these gaming chips in their inventory to manage the chips properly at such time as they are no longer needed and discarded.  The Company has contacted and is working with various customers and the regulatory community to develop an appropriate management approach to apply to future disposal of those older versions of Paulson chips known or believed to contain significant concentrations of lead.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States.  Certain of our accounting estimates, including: revenue recognition; write-down of obsolete, excess, or slow moving inventories; the depreciable lives of our fixed assets; the recoverability of deferred tax assets; the accounting for stock-based compensation; and the estimated cash flows in assessing the recoverability of long-lived assets require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the condensed consolidated financial statements.  See the Company’s Form 10-K as of December 31, 2007 for more detail regarding our specific critical accounting estimates.

RESULTS OF OPERATIONS

A significant portion of our financial statements relate to GPI SAS, which uses the euro as its functional currency.  As of December 31, 2007 and March 31, 2008 the US dollar to euro exchange rates were 1.4721 and 1.5812, respectively, which is a 7.4% change.  The average exchange rates for the three months ended March 31, 2007 and March 31, 2008 were 1.3105 and 1.4997, which is a 14.4% change.

Comparison of Operations for the Three Months Ended March 31, 2008 and 2007

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	(unaudited)
	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	68.7%	82.4%
Gross Profit	31.3%	17.6%

Product development	0.5%	0.5%
Marketing and sales	9.6%	12.3%
General and administrative	24.5%	31.4%
Operating loss	(3.3)%	(26.6)%
Loss on foreign currency transactions	(2.1)%	(0.3)%
Interest income	0.5%	0.9%
Interest expense	(0.3)%	(0.5)%
Other income, net	0.0%	0.2%
Loss before income taxes	(5.2)%	(26.3)%
Income tax benefit	(1.8)%	(9.6)%
Net loss	(3.4)%	(16.7)%

The following table details the Company’s revenues by product line (in thousands):

	(unaudited)
	Three Months Ended
	March 31,
	2008		2007

Casino chips	$7,594	62.7%	$3,675	41.2%
Table layouts	1,227	10.1%	1,292	14.5%
Playing cards	985	8.1%	929	10.4%
Gaming furniture	527	4.3%	760	8.5%
Dice	490	4.0%	550	6.2%
Table accessories and other products	842	7.0%	1,310	14.7%
Shipping	460	3.8%	405	4.5%
Total consolidated net sales	$12,125	100.0%	$8,921	100.0%

Revenues   For the three months ended March 31, 2008, revenues were $12.1 million, an increase of $3.2 million, or 36% compared to revenues of $8.9 million for the three months ended March 31, 2007.  In the first quarter of 2008, GPI SAS recorded revenues of $6.4 million, an increase of $4.2 million, or 190% compared to $2.2 million in 2007.  The increase is primarily due to increased sales of gaming chips to casinos in Macau.  If the euro had not strengthened 14% against the US dollar during first quarter 2008 compared to the first quarter 2007, GPI SAS’s revenues would have been $0.8 million lower in the first quarter 2008.  In the first quarter of 2008, GPI USA recorded revenues of $5.7 million, a decrease of $1.0 million, or 14% as compared to revenues of $6.7 million in 2007. GPI USA revenues were down across all product lines other than playing cards.

Cost of Revenues   For the three months ended March 31, 2008, cost of revenues was $8.3 million, an increase of $1.0 million, or 13% compared to cost of revenues of $7.3 million for the quarter ended March 31, 2007.  As a percentage of revenues, the cost of revenues decreased to 68.7% in 2008 from 82.4% in 2007.

Gross Profit   Gross profit for the three months ended March 31, 2008 increased by $2.2 million, or 140% compared to 2007.  This occurred as a result of the increase in revenues of $3.2 million and an increase in cost of revenues of $1.0 million.  As a percentage of revenues, our gross margin increased to 31.3% from 17.6%.  The gross margin increase is primarily driven by the 190% increase in revenues and associated production at GPI SAS from first quarter 2007 compared to first quarter 2008, which allowed fixed costs to be allocated over higher production.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months ended March 31 (in thousands):

	(unaudited)
	2008	Revenue %	2007	Revenue %

Product development	$54	0.5%	$45	0.5%
Marketing and sales	1,162	9.6%	1,093	12.3%
General and administrative	2,975	24.5%	2,806	31.4%
Total selling, general, and administrative expenses	$4,191	34.6%	$3,944	44.2%

Selling, general, and administrative expenses increased by less than $0.3 million for the three months ended March 31, 2008 compared to 2007, while decreasing as a percent of revenue from to 44.2% to 34.6%.  This increase is primarily due to $0.2 million of higher professional fees in 2008 versus 2007 and a $0.1 million increase due to the 14% increase in the value of the euro compared to the US dollar, which makes euro-based expenses at GPI SAS higher when translated into US dollars.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three months ended March 31 (in thousands:)

	(unaudited)
	2008	Revenue %	2007	Revenue %

Loss on foreign currency transactions	$(259)	(2.1)%	$(28)	(0.3)%
Interest income	56	0.5%	79	0.9%
Interest expense	(38)	(0.3)%	(49)	(0.5)%
Other income, net	3	0.0%	20	0.2%
Total other income (expense)	$(238)	(1.9)%	$22	0.3%

For the three months ended March 31, 2008, other income (expense) decreased by $0.3 million compared to the 2007 period due primarily to a decrease in the value of the US dollar compared to the euro.

Income Taxes   Our effective income tax rate for the three months ended March 31, 2008 was 35% as compared to the effective income tax rate of 37% for the three months ended March 31, 2007.  The effective tax rate for the three months ended March 31, 2007 was negatively impacted by the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of excess book basis in shares of GPI SAS as the Company intended to distribute non-cash dividends from GPI SAS.  As of December 31, 2007, deferred taxes were not provided on any excess book basis in GPI SAS because all anticipated non-cash dividends had been distributed and the Company intended to permanently reinvest the earnings of GPI SAS.

Income Tax Uncertainties   During the year ended December 31, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. The more-likely-than-not recognition threshold must continue to be met in each reporting period to support continued recognition of a benefit.  If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.  The Company anticipates there may be a change in the balance of the unrecognized tax benefits within the next twelve months due to continued negotiations related to the French Tax Administration’s audit of GPI SAS as described in Note 10.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.

Liquidity and Capital Resources

Overview    As of March 31, 2008, we had $4.8 million in cash and cash equivalents and $6.4 million in current marketable securities.  Of the cash equivalents and marketable securities $2.0 million is held by GPI USA and $9.2 million is held by GPI SAS.  If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $16.9 million at March 31, 2008 and $16.9 million at December 31, 2007.  Working capital remained the same due to an increase in current assets of $0.8 million and an increase in current liabilities of $0.8 million.

The increase in current assets was due primarily to an increase of $1.8 million in cash and marketable securities, an increase in inventories of $2.2 million, and an increase in prepaid expenses and deferred tax assets of $0.1 million offset by a decrease in accounts receivable of $2.7 million and a decrease in other current assets of $0.7 million.  The increase in inventories is due primarily to pending shipments.

The increase in current liabilities was due primarily to an increase in customer deposits of $1.7 million partially offset by a decrease in accrued liabilities of $0.8 million.  The increase in customer deposits was due primarily to the increase in our backlog to $14.0 million at March 31, 2008 as compared to $11.1 million at December 31, 2007.

Cash Flow  Overall, our cash balance increased from December 31, 2007 to March 31, 2008 by $0.1 million.

Net cash provided by operating activities was $2.0 million during the three months ended March 31, 2008 compared to $1.5 million used in operating activities during the same period in 2007.  In the first quarter of 2008, $0.2 million cash was used in net income-related activities.  Cash was provided by a decrease in current assets of $1.6 million and an increase in current liabilities of $0.6 million.  In the first quarter of 2007, $0.8 million of cash was used by net income-related activities. Additionally, cash was used by increasing current assets by $1.9 million.  This was offset by an increase in current liabilities of $1.1 million.

Our investing activities resulted in net cash used of $1.7 million for the first quarter of 2008 compared to $1.6 million in net cash provided by investing activities for the same period in 2007.  This $3.3 million change is attributable to a decrease in net proceeds from sales of marketable securities of $3.5 million from 2008 compared to 2007, which was offset by a decrease in cash spent on acquisition of property and equipment of $0.2 million.

Net cash flow used in financing activities was $0.3 million for the first quarter of 2008 compared to net cash used in financing activities of $0.2 million for 2007.  The $0.1 million change is attributable to the exercise of stock options in the first quarter of 2007.

Line of Credit   In April 2007, GPI SAS secured a one year 1,000,000 euros line of credit for short term needs.  Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  As of March 31, 2008, this line of credit is fully available.

Long-term Debt   In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party.  Principal and interest payments were due quarterly until February 2008.  The loan was paid off in the first quarter of 2008.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through March 2012, at which time the entire remaining principal balance is due and payable. There is no prepayment penalty.

In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank.  The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the building premises.

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($791,000 at March 31, 2008).  There are no prepayment penalties.

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

San Luis Rio Colorado, Mexico Facilities   In San Luis, we have a lease until April 2009 for two manufacturing facilities totaling 66,500 square feet.  The monthly rent amount of approximately $0.35 per square foot is prorated commensurate with the space that we elect to use. We also own an approximately 66,000 square foot facility adjacent to the leased building.

Beaune, France Facilities   In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby, which we purchased in July 2006 for 650,000 euros (approximately $828,000 in July 2006) plus certain statutory costs.

Capital Expenditures   We currently plan to purchase approximately $1.3 million in capital equipment and improvements in the remainder of 2008.

Cash Dividend  The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At March 31, 2008, our backlog of orders, which is expected to be filled in 2008, amounted to $14.0 million, consisting of $11.2 million for GPI USA and $2.8 million for GPI SAS. At March 31, 2007, our backlog was $12.7 million, consisting of $5.6 million for GPI USA and $7.1 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual cash obligations and commercial commitments during the three months ended March 31, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008.  The Company has adopted SFAS 157 for our marketable securities and the disclosure requirements are reflected in Note 2 of our condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company has chosen not to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under

Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS 161.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipate performance, development, and business strategies.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2008, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 annual meeting of the stockholders of the Company was held on May 9, 2008.  Items of business set forth in our proxy statement dated April 9, 2008 that were voted on and approved are as follows:

(1)           Election of Directors:

	Votes
Nominee	For	Withheld

Martin A. Berkowitz	7,139,121	203,988
Elisabeth Carrette	6,944,992	398,117
Gerard P. Charlier	6,945,092	398,017
Eric P. Endy	6,933,382	409,727
Charles R. Henry	7,131,073	212,036
Robert J. Kelly	7,141,680	201,429
Alain Thieffry	6,890,732	452,377

(2)           Amendment to the 1994 Directors’ Stock Option Plan:

			Broker
For	Against	Abstain	Non-Vote

5,747,470	209,382	21,827	1,364,430

(3)           Ratification of Moss Adams LLP as Independent Registered Public Accounting Firm:

			Broker
For	Against	Abstain	Non-Vote

7,271,321	22,872	48,915	—

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 14, 2008 reporting the Company’s financial results for the three months ended March 31, 2008.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

99.1       Press release dated May 14, 2008 reporting financial results for the three months ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 14, 2008	By:	/s/ Gerard P. Charlier
Gerard P. Charlier, President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ David W. Grimes
David W. Grimes, Chief Financial Officer