Form 10-Q
period 2008-06-30
Gaming Partners International CORP
filed 2008-08-14
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 11, 2008 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,902	$4,627
Marketable securities	5,404	4,730
Accounts receivable, less allowance for doubtful accounts of $397 and $327, respectively	5,932	5,811
Inventories	11,353	10,093
Prepaid expenses	379	487
Deferred income tax asset	990	893
Other current assets	864	1,459
Total current assets	31,824	28,100
Property and equipment, net	15,828	15,596
Goodwill	1,785	1,680
Other intangibles, net	959	1,023
Deferred income tax asset	1,806	1,514
Long-term investments	788	736
Other assets, net	344	660
Total Assets	$53,334	$49,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$576	$689
Accounts payable	3,279	2,964
Accrued liabilities	4,601	4,418
Customer deposits	3,029	2,715
Income taxes payable	623	27
Deferred income tax liability	28	—
Other current liabilities	502	406
Total current liabilities	12,638	11,219
Long-term debt, less current maturities	2,141	2,273
Deferred income tax liability	475	455
Other liabilities	—	209
Total liabilities	15,254	14,156
Commitments and contingencies - see Note 10
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	18,960	18,766
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	14,262	12,825
Accumulated other comprehensive income	4,973	3,677
Total stockholders’ equity	38,080	35,153
Total Liabilities and Stockholders’ Equity	$53,334	$49,309

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$18,856	$14,779	$30,981	$23,700
Cost of revenues	12,391	10,164	20,721	17,514
Gross profit	6,465	4,615	10,260	6,186

Product development	36	94	90	140
Marketing and sales	1,151	1,045	2,314	2,139
General and administrative	2,871	3,187	5,846	5,993
Operating income (loss)	2,407	289	2,010	(2,086)

Loss on foreign currency transactions	(9)	(51)	(268)	(79)
Interest income	64	82	120	161
Interest expense	(37)	(50)	(75)	(98)
Other income, net	44	266	47	286
Income (loss) before income taxes	2,469	536	1,834	(1,816)

Income tax expense (benefit)	619	96	396	(766)

Net income (loss)	$1,850	$440	$1,438	$(1,050)

Earnings (loss) per share:
Basic	$0.23	$0.05	$0.18	$(0.13)
Diluted	$0.23	$0.05	$0.18	$(0.13)

Weighted average shares of common stock outstanding:
Basic	8,103	8,103	8,103	8,099
Diluted	8,184	8,245	8,203	8,099

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2007		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net loss	$(1,050)	—	—	—	—	(1,050)	—	(1,050)
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 1)	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities, net of tax	41	—	—	—	—	—	41	41
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	134	—	—	—	134
Amortization of pension transition asset	(6)	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	296	—	—	—	—	—	296	296
Total comprehensive loss	$(719)
Balance, June 30, 2007		8,103,401	$81	$18,660	$(196)	$11,535	$1,911	$31,991

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,824	$3,677	$35,152
Net income	$1,438	—	—	—	—	1,438	—	1,438
Unrealized gain on securities, net of tax	3	—	—	—	—	—	3	3
Stock compensation expense	—	—	—	217	—	—	—	217
Forfeiture of stock options	—	—	—	(23)	—	—	—	(23)
Amortization of pension transition asset	(7)	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	1,300	—	—	—	—	—	1,300	1,300
Total comprehensive income	$2,734
Balance, June 30, 2008		8,103,401	$81	$18,960	$(196)	$14,262	$4,973	$38,080

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$1,438	$(1,050)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,140	1,107
Amortization	65	132
Provision for bad debt	55	42
Deferred income taxes	(388)	(37)
Share-based compensation expense	217	134
Loss (gain) on sale/disposal of property and equipment	55	(6)
Gain on sale of marketable securities	(50)	(27)
Change in operating assets and liabilities:
Accounts receivable	(47)	678
Inventories	(892)	(2,669)
Prepaid expenses and other current assets	599	(1,065)
Non-current other assets	334	133
Accounts payable	237	(74)
Customer deposits	187	5,003
Accrued liabilities	30	(1,414)
Income taxes payable	768	(877)
Other current liabilities	(175)	166
Net cash provided by operating activities	3,573	176

Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(20,192)	(12,362)
Proceeds from sale of marketable securities and long-term investments	19,909	14,437
Acquisition of property and equipment	(774)	(1,367)
Proceeds from sale of property and equipment	—	46
Net cash (used in) provided by investing activities	(1,057)	754

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(447)	(523)
Proceeds from exercise of stock options	—	97
Net cash used in financing activities	(447)	(426)
Effect of exchange rate changes on cash	206	61
Net increase in cash and cash equivalents	2,275	565
Cash and cash equivalents, beginning of period	4,627	5,888
Cash and cash equivalents, end of period	$6,902	$6,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$98
Cash (refunded) paid for income taxes	$(232)	$903
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities/accounts payable	$9	$—
Property and equipment acquired by capital lease	$73	$—

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

We are headquartered in Las Vegas, Nevada and have manufacturing facilities located in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France.  GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells its casino products to licensed casinos primarily in the United States and Canada.  GPI SAS has a sales office in Beaune, France and sells its casino products internationally to licensed casinos.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This currently has no impact for the Company.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles (GAAP).  In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement.  FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently assessing the impact of FSP 142-3 on its financial statements.

Note 2.                                  Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	June 30, 2008			December 31, 2007
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$5,399	$5	$5,404	$4,730	$—	$4,730
Long-term marketable securities	$788	$—	$788	$736	$—	$736

Long-term marketable securities include 500,000 euros ($788,000 at June 30, 2008), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For valuation techniques using a fair value hierarchy, the Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets.  For the six months ended June 30, 2008, the fair value recognized on our marketable securities was $6.2 million, while at the year ended December 31, 2007, the value was $5.5 million.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3.                                  Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$6,518	$6,550
Work in progress	3,185	1,969
Finished goods	1,650	1,574
Inventories	$11,353	$10,093

Note 4.                                  Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$1,843	$1,818
Buildings and improvements	9,168	8,670
Furniture and equipment	19,608	19,290
Vehicles	801	746
	31,420	30,524
Less accumulated depreciation	(15,592)	(14,928)
Property and equipment, net	$15,828	$15,596

Depreciation expense for the three months ended June 30, 2008 and 2007 was $575,000 and $560,000, respectively.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,140,000 and $1,107,000, respectively.

Note 5.                                  Goodwill and Other Intangible Assets

Goodwill, which has an indefinite useful life, totaled $1,785,000 and $1,680,000 at June 30, 2008 and December 31, 2007, respectively.  The amount of goodwill held by GPI SAS for June 30, 2008 and December 31, 2007 was $1,585,000 and $1,480,000, respectively, which includes the net effect of foreign currency exchange of $411,000 and $306,000, respectively.

Trademarks, which also have an indefinite life, totaled $583,000 at June 30, 2008 and December 31, 2007, respectively.  Other intangible assets consisted of the following (in thousands):

	June 30, 2008			December 31, 2007			Estimated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Patents	$1,242	$(873)	$369	$1,242	$(825)	$417	8 to 18
Customer relationships	432	(425)	7	432	(409)	23	7
Total other intangibles	$1,674	$(1,298)	$376	$1,674	$(1,234)	$440

Amortization expense for the three months ended June 30, 2008 and 2007 was $32,000 and $66,000, respectively.  Amortization expense for the six months ended June 30, 2008 and 2007 was $65,000 and $132,000, respectively.

Note 6.                                  Stock Option Programs and Share-Based Compensation Expense

Stock Option Programs and Warrants

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan).

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors.  The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date.  All of the outstanding stock options under the Incentive Plan have vested. The options granted under the Incentive Plan expire upon the earlier of ten years after the date of the grant or five years after vesting, subject to earlier termination for death, retirement, or termination of employment and association.

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a three year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives an option to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors.  Options granted after the initial option grant vest immediately and are exercisable after six months.

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares, and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors.  Discretionary stock options vest immediately and are exercisable after six months.  In connection with the amendment to the Directors’ Plan, the Company filed a registration statement on Form S-8 on July 8, 2008, to register the underlying shares.

In the second quarter of 2008, a total of 40,000 discretionary stock options were granted to three directors for board services performed in excess of their normal board responsibilities.  The resulting share-based compensation expense was $154,000.

The following is a summary of stock option activity for the year-to-date period ended June 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	352,500	$5.35
Granted	4,500	7.50
Forfeitured	—
Exercised	—
Outstanding at March 31, 2008	357,000	5.37
Granted	41,500	6.69
Forfeitured	10,000	18.46
Exercised	—
Outstanding at June 30, 2008	388,500	$5.18	4.9 yrs	$144

Exercisable at June 30, 2008	332,500	$4.62	4.1 yrs	$144

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
General & administrative-stock option share-based compensation	$178	$47	$217	$134
Tax benefit	(64)	(17)	(78)	(48)
Total share-based compensation, net of tax benefit	$114	$30	$139	$86

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

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding - Basic	8,103	8,103	8,103	8,099
Potential dilution from equity grants	81	142	100	—
Weighted average number of common shares outstanding - Diluted	8,184	8,245	8,203	8,099

For the six months ended June 30, 2007, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of the 341,000 options outstanding.

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

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following table presents certain data by geographic area (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Net revenues to external customers
United States	$11,559	61.3%	$9,441	63.9%	$16,812	54.3%	$15,768	66.5%
Europe and Russia	1,644	8.7%	1,345	9.1%	3,172	10.2%	2,462	10.4%
Asia	4,310	22.9%	3,604	24.4%	8,603	27.8%	4,345	18.3%
Other(1)	1,343	7.1%	389	2.6%	2,394	7.7%	1,125	4.8%
Total	$18,856	100.0%	$14,779	100.0%	$30,981	100.0%	$23,700	100.0%

(1) Includes Canada, Africa, Australia, South America, and other countries.

The following table presents our net sales by product line for the three months and six months ended June 30, (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Casino chips:
American-style casino chips	$10,461	55.4%	$6,920	46.8%	$16,042	51.9%	$10,845	45.7%
European-style plaques and jetons	2,707	14.4%	2,389	16.2%	4,815	15.5%	2,637	11.1%
Total casino chips	13,168	69.8%	9,309	63.0%	20,857	67.4%	13,482	56.8%

Table layouts	1,196	6.3%	1,252	8.5%	2,420	7.8%	2,531	10.7%
Playing cards	1,013	5.4%	968	6.5%	1,998	6.4%	1,898	8.0%
Gaming furniture	754	4.0%	767	5.2%	1,280	4.1%	1,526	6.4%
Dice	516	2.7%	543	3.7%	986	3.2%	1,079	4.6%
Table accessories and other products	1,651	8.8%	1,380	9.3%	2,447	7.9%	2,246	9.5%
Shipping	558	3.0%	560	3.8%	993	3.2%	938	4.0%
Total	$18,856	100.0%	$14,779	100.0%	$30,981	100.0%	$23,700	100.0%

Sales by GPI USA primarily are to casinos in the United States and represent our entire product line.  Sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

	(unaudited)
	June 30, 2008	December 31, 2007
Property and equipment, net:
United States (1)	$3,899	$6,047
France	8,380	8,201
Mexico (1)	3,549	1,348
Total	$15,828	$15,596

(1)  In the second quarter of 2008, we moved the production of our injection molded casino chips and the related property and equipment from Las Vegas to Mexico.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following table represents goodwill and intangibles by geographic area (in thousands):

	(unaudited)
	June 30, 2008	December 31, 2007
Goodwill and intangibles, net:
United States	$1,159	$1,223
France	1,585	1,480
Total	$2,744	$2,703

Note 9.   Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation	$4,920	$3,620
Unrealized gain on securities, net of tax	3	—
Unrecognized pension transition asset, net of tax	50	57
	$4,973	$3,677

Note 10.                           Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) that purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation (NOV), which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm.

The CEH action alleged that Paulson® brand gaming chips manufactured by GPI USA and distributed in California contain lead, a Proposition 65 listed chemical, and that GPI USA and the Card Room Defendants failed for a three-year period to provide the required warning in connection with the sale and use of the chips. CEH seeks, and Proposition 65 authorizes, civil penalties and injunctive relief as well as recovery of costs and legal fees. GPI USA received and accepted tenders of defense from twenty-one of the twenty-four Card Room Defendants named in the action, all of whom purchased gaming chips from GPI USA without knowledge that the chips contained lead and may have been subject to Proposition 65 warning requirements.

GPI USA has reached a $575,000 settlement with CEH on its own behalf as well as on behalf of the owners of the twenty-one Card Room Defendants for whom GPI USA accepted tenders of defense.  The settlement was entered as a consent judgment and approved by the court on August 1, 2008.  In the consent judgment, GPI USA further agreed to provide warning signs to its customers who are using chips that contain lead and to reformulate its gaming chips to reduce the amount of lead present in them such that a warning will no longer need to be provided by it to its customers who purchase those reformulated chips.  GPI USA has already complied with these two requirements.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint,

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented.  Defendants filed a Motion to Dismiss the Complaint on April 16, 2008.  The disposition of that motion is currently pending.

On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL.  The Company engaged counsel and intends to vigorously defend against the claims presented.  Defendants filed a motion to dismiss the complaint on June 30, 2008 claiming, among other things, that the complaint should be dismissed for failure to make a demand on the directors.  Briefing of that motion has not been completed, and the disposition of the motion is currently pending.

The French Tax Administration completed an audit of GPI SAS for tax years 2004, 2005, and 2006 and in March 2007 sent a notice seeking additional taxes of 551,000 euros based on their findings.  In July 2007, they revised their assessment to 531,000 euros.  In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim.  Therefore, the Company reversed the accrual of $217,000 that had been made under Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).  The impact of this reversal was a non-cash income tax benefit of $209,000, and a credit to Accumulated Other Comprehensive Income of $8,000.

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

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

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of June 30, 2008, we had purchased more than the minimum required by the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America.  Our commitment to purchase raw material will increase to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Line of Credit

In April 2007, GPI SAS secured a one year, 1,000,000 euros line of credit for short term needs. Interest was at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.This line of credit expired in April 2008 and was not renewed.

Note 11.                           Related Party Transactions

We lease two manufacturing facilities totaling 80,400 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana.  The lease runs through April 2009 at the monthly rent amount of approximately $0.35 per square foot, or $28,140.  If we elect, at our discretion, to use more or less square footage, our rent will be increased or decreased accordingly on a pro rata basis.  The 80,400 square feet represents a 14,000 square foot increase effective April 1, 2008, to accommodate the relocation of our Las Vegas-based chip manufacturing operations to Mexico.

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

Overview of our Business

GPIC manufactures and supplies (under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®) casino chips including low frequency and high frequency RFID casino chips, low frequency and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its casino products directly to licensed casinos throughout the world.  We operate in one segment and have two operating subsidiaries, GPI USA and GPI SAS, a French subsidiary.  Our subsidiaries have the following product and distribution focus:

•                  GPI USA sells primarily in the United States.  GPI USA sells our full product line.  Most of the products sold by GPI USA are manufactured in Mexico with the remainder either manufactured in Las Vegas or France.

•                  GPI SAS sells internationally, with most sales occurring in Europe and Asia. GPI SAS predominately sells casino chips including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons.  Most of the products sold by GPI SAS are manufactured in France.

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips - our primary product line, which typically represents over 60% of revenues. The one-time or non-recurring nature of these events necessarily creates variability in revenue and earnings. Further, the timing of these one-time or non-recurring events is difficult to predict and, largely, beyond our ability to influence.  While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice.  An indicator of future sales is found in our backlog report, which reports signed orders that are planned to be shipped within the reminder of the fiscal year.

Backlog

	GPI USA	GPI SAS	Total
June 30, 2008	$10.0 million	$3.7 million	$13.7 million
June 30, 2007	$7.7 million	$9.9 million	$17.6 million

A significant part of our strategy is to create new demand for casino chips through the use of RFID technology.  RFID imbedded casino chips provide casinos with two benefits.  The first benefit is enhanced security.  RFID addresses the ongoing threat to casinos of someone counterfeiting their “currency”.  The second benefit is casino chip tracking and player tracking. RFID allows casinos to account automatically for their inventory of casino chips and monitor their table games in a manner similar to their slot machines. Implementation of RFID technology requires computer systems for table management and local presence for after-sales services.  As GPIC does not offer these computer systems or after-sale services, we formed a strategic alliance with Progressive Gaming International Corporation (PGIC) and a relationship with International Game Technology (IGT) in order to offer RFID casino chip technology as part of a comprehensive tracking and management system.  A direct result of our collaboration with PGIC and IGT led to GPIC winning an order for over one million Paulson® 13.56 MHz RFID casino chips.  These casino chips were delivered in April 2008 to MGM Grand at Foxwoods, the new expansion of the Foxwoods Resort Casino in Connecticut, for its opening in mid-May 2008.

RFID represents a large portion of our consolidated operations.  The following table highlights the growing importance of RFID casino chips.  It shows the percentage by revenue of our casino chips sales that are RFID casino chips for the last five years, with 2008 representing six months.

	Year				6 months
	2004	2005	2006	2007	2008
RFID casino chip percentage	3%	13%	35%	27%	41%

Overview of our Industry

Much of our growth in recent years has been as a result of the major developments in the gaming industry in Macau.  Although the gaming industry has had great success in Macau, we anticipate fewer new casino openings.  In April 2008, a high-ranking government official in Macau, Edmund Ho, announced a freeze on new development beyond that which was currently underway or in discussion.  Asia, primarily Macau, remains an important market and represented 28% of our revenues in the first two quarters of 2008.

The general slow down of revenues in the domestic gaming industry, which appears to be attributable to economic concerns in the United States, may be affecting our sales and could have an adverse effect in future quarters.  In the near term, we would expect any slowing effect to be associated with consumable products such as dice, cards and layouts more than casino chips.

Financial and Operational Highlights

We had improved results for the second quarter of 2008. Our net income for the second quarter of 2008 was $1.8 million, an increase of $1.4 million, or 320%, from the second quarter of 2007, and an increase of $2.3 million from the first quarter of 2008.  Our revenues for the second quarter of 2008 were $18.9 million, an increase of $4.1 million, or 28%, from the second quarter of 2007, and an increase of $6.7 million, or 56%, from the first quarter of 2008.  The increase in net income and revenue is primarily attributable to several significant casino chip deliveries as a result of casino openings in the United States.

Also favorably affecting our results in the second quarter of 2008 was the successful resolution of an income tax matter before the French Tax Administration we had previously disclosed.  This matter was resolved without any payment required by the Company and the $217,000 reserve was eliminated.

In the second quarter of 2008 we completed the move of plastic injection molding for Bud Jones casinos chips from Las Vegas to our manufacturing facility in Mexico.  We have invested approximately $290,000 in leasehold improvements and equipment in connection with the relocation.  We expect the product line to be fully operational by the end of the third quarter 2008.

GPI SAS uses the euro as its functional currency.  As of December 31, 2007 and June 30, 2008 the US dollar to euro exchange rates were 1.4721 and 1.5764, respectively, which was a 7.1 % change.  The average exchange rates for the six months ended June 30, 2008 and June 30, 2007 were 1.5309 and 1.3293, which was a 15% change.

In July 2008, GPI SAS was certified ISO 9001 compliant, which provides external validation to our quality control processes.

Other Matters

The Board of Directors is working to develop a CEO succession plan that will be implemented over the next year as Mr. Gerard Charlier, our current President and CEO, is scheduled to retire in September 2009.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.7%	68.8%	66.9%	73.9%
Gross Profit	34.3%	31.2%	33.1%	26.1%

Product development	0.2%	0.6%	0.3%	0.6%
Marketing and sales	6.1%	7.1%	7.5%	9.0%
General and administrative	15.2%	21.5%	18.9%	25.3%
Operating income (loss)	12.8%	2.0%	6.4%	(8.8)%
Loss on foreign currency transactions	(0.1)%	(0.4)%	(0.9)%	(0.3)%
Interest income	0.4%	0.6%	0.4%	0.7%
Interest expense	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Other income, net	0.2%	1.8%	0.2%	1.2%
Income (loss) before income taxes	13.1%	3.6%	5.9%	(7.6)%
Income tax expense (benefit)	3.3%	0.6%	1.3%	(3.2)%
Net income (loss)	9.8%	3.0%	4.6%	(4.4)%

The following table presents certain data by geographic area (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Net revenues to external customers
United States	$11,559	61.3%	$9,441	63.9%	$16,812	54.3%	$15,768	66.5%
Europe and Russia	1,644	8.7%	1,345	9.1%	3,172	10.2%	2,462	10.4%
Asia	4,310	22.9%	3,604	24.4%	8,603	27.8%	4,345	18.3%
Other(1)	1,343	7.1%	389	2.6%	2,394	7.7%	1,125	4.8%
Total	$18,856	100.0%	$14,779	100.0%	$30,981	100.0%	$23,700	100.0%

(1)  Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Casino chips:
American-style casino chips	$10,461	55.4%	$6,920	46.8%	$16,042	51.9%	$10,845	45.7%
European-style plaques and jetons	2,707	14.4%	2,389	16.2%	4,815	15.5%	2,637	11.1%
Total casino chips	13,168	69.8%	9,309	63.0%	20,857	67.4%	13,482	56.8%

Table layouts	1,196	6.3%	1,252	8.5%	2,420	7.8%	2,531	10.7%
Playing cards	1,013	5.4%	968	6.5%	1,998	6.4%	1,898	8.0%
Gaming furniture	754	4.0%	767	5.2%	1,280	4.1%	1,526	6.4%
Dice	516	2.7%	543	3.7%	986	3.2%	1,079	4.6%
Table accessories and other products	1,651	8.8%	1,380	9.3%	2,447	7.9%	2,246	9.5%
Shipping	558	3.0%	560	3.8%	993	3.2%	938	4.0%
Total	$18,856	100.0%	$14,779	100.0%	$30,981	100.0%	$23,700	100.0%

Revenues   For the three months ended June 30, 2008, revenues were $18.9 million, an increase of $4.1 million, or 28%, compared to revenues of $14.8 million for the three months ended June 30, 2007.  In the second quarter of 2008, GPI SAS recorded revenues of $6.3 million, an increase of $1.2 million, or 23%, compared to $5.1 million in 2007.  The strengthening of the euro against the US dollar caused GPI SAS’ revenues to be 15% higher during the second quarter 2008 compared to the second quarter 2007.  The additional increase was due to an increase in sales of American-style casino chips to casinos in Macau.  In the second quarter of 2008, GPI USA recorded revenues of $12.6 million, an increase of $2.9 million, or 30%, as compared to revenues of $9.7 million in 2007.  The increase in revenues at GPI USA was primarily attributable to the sale of American-style casino chips to newly opened casinos in the United States, such as the MGM Grand at Foxwoods.

For the six months ended June 30, 2008, revenues were $31.0 million, an increase of $7.3 million, or 31%, compared to revenues of $23.7 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, GPI SAS recorded revenues of $12.6 million, an increase of $5.3 million, or 73% compared to $7.3 million in 2007.  The strengthening of the euro against the US dollar caused GPI SAS’ revenues to be 15% higher during the six months ended June 30, 2008 compared to 2007. The additional increase was attributable to the increase explained above for the second quarter of 2008 as well as a strong rebound in sales of European-style and American-style casino chips in the first quarter 2008 compared to a very low first quarter 2007.   For the six months ended June 30, 2008, GPI USA recorded revenues of $18.4 million, an increase of $2.0 million, or 12%, as compared to revenues of $16.4 million in 2007.  This increase was due primarily to strong sales of American-style casino chips in the second quarter of 2008 compared to 2007 that offset declines across other product lines, for the first two quarters of 2008 compared to 2007.

Cost of Revenues   For the three months ended June 30, 2008, cost of revenues was $12.4 million, an increase of $2.2 million, or 22%, compared to cost of revenues of $10.2 million for the three months ended June 30, 2007.  As a percentage of revenues, the cost of revenues decreased to 65.7% in 2008 from 68.8% in 2007.

For the six months ended June 30, 2008, cost of revenues was $20.7 million, an increase of $3.2 million or 18%, compared to cost of revenues of $17.5 million for the six months ended June 30, 2007.  As a percentage of revenues, the cost of revenues decreased to 66.9% for the six month period ended June 30, 2008 compared to 73.9% for the same period in 2007.

Gross Profit   Gross profit for the three months ended June 30, 2008 increased by $1.9 million, or 41%, compared to 2007.  This occurred as a result of the increase in revenues of $4.1 million and an increase in cost of revenues of $2.2 million.  As a percentage of revenues, our gross margin increased to 34.3% from 31.2%.  The gross margin increase was primarily driven by 1) the increase in revenues and associated production at both GPI USA and GPI SAS in the second quarter 2008 compared to second quarter 2007, which allowed fixed costs to be allocated over higher production, and 2) a more favorable product mix due to increased sales of higher margin casino chips.  These favorable factors were partially offset by a $0.2 million charge related to a quality issue with RFID casino chips.

Gross profit for the six months ended June 30, 2008 increased by $4.1 million, or 66%, compared to 2007.  This occurred as a result of the increase in revenues of $7.3 million and an increase in cost of revenues of $3.2 million.  As a percentage of revenues, our gross margin increased to 33.1% from 26.1%.  The gross margin increase was primarily driven by 1) the increase in revenues and associated production at both GPI USA and GPI SAS in the first two quarters of 2008 compared to 2007, which allowed fixed costs to be allocated over higher production volumes and 2) a more favorable product mix due to increased sales of higher margin casino chips.  These favorable factors were partially offset by a $0.2 million charge related to a quality issue with RFID casino chips.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months and six months ended June 30 (in thousands):

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	Revenue %	2007	Revenue %	2008	Revenue %	2007	Revenue %

Product development	$36	0.2%	$94	0.6%	$90	0.3%	$140	0.6%
Marketing and sales	1,151	6.1%	1,045	7.1%	2,314	7.5%	2,139	9.0%
General and administrative	2,871	15.2%	3,187	21.5%	5,846	18.9%	5,993	25.3%
Total selling, general, and administrative expenses	$4,058	21.5%	$4,326	29.2%	$8,250	26.7%	$8,272	34.9%

Selling, general, and administrative expenses decreased by less than $0.3 million for the three months ended June 30, 2008 compared to 2007, while decreasing as a percent of revenue from 29.2% to 21.5%.  Marketing and sales increased slightly by $0.1 million due primarily to the 15% increase in the value of the euro compared to the US dollar, which makes euro-based expenses at GPI SAS higher when translated into US dollars.  General and administrative expenses decreased $0.3 million due primarily to reductions in salary expenses, public company expenses and professional fees in 2008 as compared to 2007 offset by $0.1 million attributable to the 15% increase in the value of the euro compared to the US dollar.

Selling, general and administrative expenses were flat for the six months ended June 30, 2008 compared to June 30, 2007, while decreasing as a percent of revenue from 34.9% to 26.7%.  Marketing and sales increased $0.2 million primarily due to higher sales commissions.  General and administrative expenses decreased slightly by $0.1 million due to several factors, with the most significant decrease in salaries.  The decreases were partially offset by the 15% increase in the value of the euro compared to the US dollar, which makes euro-based expenses at GPI SAS higher when translated into US dollars.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three months and six months ended June 30 (in thousands:)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	Revenue %	2007	Revenue %	2008	Revenue %	2007	Revenue %

Loss on foreign currency transactions	$(9)	(0.1)%	$(51)	(0.4)%	$(268)	(0.9)%	$(79)	(0.3)%
Interest income	64	0.4%	82	0.6%	120	0.4%	161	0.7%
Interest expense	(37)	(0.2)%	(50)	(0.4)%	(75)	(0.2)%	(98)	(0.4)%
Other income, net	44	0.2%	266	1.8%	47	0.2%	286	1.2%
Total other income (expense)	$62	0.3%	$247	1.6%	$(176)	(0.5)%	$270	1.2%

For the three months ended June 30, 2008, other income (expense) decreased by $0.2 million compared to the 2007 period due primarily to a refund check from the French Social Security Administration received in 2007.

For the six months ended June 30, 2008, the increase in the value of the euro compared to the US dollar resulted in a  $0.2 million greater loss in foreign currency transactions as compared to 2007.  Other income decreased by $0.2 million due to a refund check from the French Social Security Administration received in 2007.

Income Taxes   Our effective income tax rate for the three months ended June 30, 2008 was 25% compared to the effective income tax rate of 18% for the three months ended June 30, 2007.  The Company’s effective tax rate for the quarter ended June 30, 2008, was positively impacted by the release of a prior period reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.  The effective tax rate for the quarter ended June 30, 2007 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.

The French Tax Administration completed an audit of GPI SAS for tax years 2004, 2005, and 2006 and in March  2007, sent a notice seeking additional taxes of 551,000 euros based on their findings.  In July 2007, they revised their assessment to 531,000 euros.  In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim.  Therefore, the Company reversed the accrual of $217,000 that had been made under Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).  The impact of this reversal was a non-cash income tax benefit of $209,000, and a credit to Accumulated Other Comprehensive Income of $8,000.

Our effective income tax rate for the six months ended June 30, 2008 was 22% compared to 42% for the same period of 2007.  The Company’s effective tax rate for the quarter ended June 30, 2008 was positively impacted by the release of a prior year reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.  The Company’s effective tax rate for the six months ended June 30, 2007 differed from the statutory rate as a result of the Company’s expected repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.

Our corporate tax rate is calculated on a consolidated basis.  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

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

After the change described above regarding the resolution of the French Tax Administration audit, there are no unrecognized tax benefits as of June 30, 2008.

Liquidity and Capital Resources

Overview    As of June 30, 2008, we had $6.9 million in cash and cash equivalents and $5.4 million in current marketable securities.  Of the cash and cash equivalents and marketable securities, $3.6 million is held by GPI USA and $8.7 million is held by GPI SAS.  Negative tax consequences, however, may make it impractical or costly to distribute cash from our French subsidiary to the United States. If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $19.2 million at June 30, 2008 and $16.9 million at December 31, 2007.  Working capital increased due to an increase in current assets of $3.7 million and an increase in current liabilities of $1.4 million.  The increase in current assets was due primarily to increases of $3.0 million in cash and marketable securities and $1.3 million in inventories, offset by a $0.6 million decrease in other current assets. The increase in inventories was due primarily to pending shipments.   The increase in current liabilities was due primarily to increases of $0.6 million in income taxes payable and $0.3 million in customer deposits. The increase in income taxes payable was due to increased profitability in the second quarter requiring additional income taxes.

Cash Flow    Overall, our cash balance increased from December 31, 2007 to June 30, 2008 by $2.3 million.

Net cash provided by operating activities was $3.6 million during the six months ended June 30, 2008 compared to $0.2 million provided by operating activities during the same period in 2007.  For the period ended June 30, 2008, $2.5 million of cash was provided by net income-related activities.  In 2008, cash was also provided by an increase in current liabilities of $1.0 million.  In the period ended June 30, 2007, $0.3 million of cash was provided by net income-related activities.  Additionally, cash was provided by an increase in current liabilities of $2.8 million.  This was offset by an increase in current assets of $2.9 million.

Our investing activities resulted in net cash used of $1.1 million for the six months ended June 30, 2008 compared to $0.8 million in net cash provided by investing activities for the same period in 2007.  This $1.9 million change was attributable to a decrease in net proceeds from sales of marketable securities of $2.4 million from 2008 compared to 2007, which was offset by a decrease in cash spent on acquisition of property and equipment of $0.5 million.

Net cash flow used in financing activities was $0.4 million for the six months ended June 30, 2008 and also $0.4 million for the six months ended June 30, 2007.

Line of Credit   In April 2007, GPI SAS secured a one year 1,000,000 euros line of credit for short term needs.  Interest was at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  This line of credit expired in April 2008 and was not renewed.

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

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($788,000 at June 30, 2008).  There are no prepayment penalties.

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

San Luis Rio Colorado, Mexico Facilities   In San Luis, we have a lease until April 2009 for two manufacturing facilities totaling 80,400 square feet.  The monthly rent amount of approximately $0.35 per square foot is prorated commensurate with the space that we elect to use. We also own an approximately 66,000 square foot facility adjacent to the leased building.

Beaune, France Facilities   In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby.

Capital Expenditures   We currently plan to purchase approximately $0.9 million in capital equipment and improvements in the remainder of 2008.

Cash Dividend  The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At June 30, 2008, our backlog of orders, which is expected to be filled in 2008, amounted to $13.7 million, consisting of $10.0 million for GPI USA and $3.7 million for GPI SAS. At June 30, 2007, our backlog was $17.6 million, consisting of $7.7 million for GPI USA and $9.9 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement.  As of June 30, 2008, we had purchased more than the minimum required by the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America.  Our commitment to purchase raw material will increase to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This currently has no impact for the Company.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 was to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles (GAAP).  In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement.   FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently assessing the impact of FSP 142-3 on its financial statements.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2008, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 14, 2008 reporting the Company’s financial results for the three and six months ended June 30, 2008.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed”

for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

10.1	Third Amendment to Lease Agreement dated January 11, 2008 between Copropiedad Arte y Desino, as lessor, and Paul-Son Mexicana, S.A. de C.V., as lessee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 14, 2008 reporting financial results for the three and six months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 14, 2008	By:	/s/ Gerard P. Charlier
Gerard P. Charlier,
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ David W. Grimes
David W. Grimes,
Chief Financial Officer