Form 10-Q
period 2008-09-30
Gaming Partners International CORP
filed 2008-11-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1700 Industrial Road,	89102
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 10, 2008 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,674	$4,627
Marketable securities	5,500	4,730
Accounts receivable, less allowance for doubtful accounts of $430 and $327, respectively	4,547	5,811
Inventories	11,718	10,093
Prepaid expenses	648	487
Deferred income tax asset	851	893
Other current assets	867	1,459
Total current assets	30,805	28,100
Property and equipment, net	14,592	15,596
Goodwill	1,638	1,680
Other intangibles, net	926	1,023
Deferred income tax asset	1,517	1,514
Long-term investments	715	736
Other assets, net	242	660
Total Assets	$50,435	$49,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$530	$689
Accounts payable	2,537	2,964
Accrued liabilities	3,355	4,418
Customer deposits	3,205	2,715
Income taxes payable	341	27
Other current liabilities	575	406
Total current liabilities	10,543	11,219
Long-term debt, less current maturities	1,902	2,273
Deferred income tax liability	—	455
Other liabilities	485	209
Total liabilities	12,930	14,156
Commitments and contingencies - see Note 10
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	18,997	18,766
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	15,509	12,825
Accumulated other comprehensive income	3,114	3,677
Total stockholders’ equity	37,505	35,153
Total Liabilities and Stockholders’ Equity	$50,435	$49,309

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$13,820	$15,196	$44,801	$38,896
Cost of revenues	9,240	10,374	29,961	27,887
Gross profit	4,580	4,822	14,840	11,009

Product development	80	77	170	217
Marketing and sales	834	1,194	3,147	3,332
General and administrative	2,348	2,593	8,195	8,586
Operating income (loss)	1,318	958	3,328	(1,126)

Gain (loss) on foreign currency transactions	280	(8)	12	(87)
Interest income	61	89	181	250
Interest expense	(30)	(49)	(105)	(147)
Other income, net	27	26	74	312
Income (loss) before income taxes	1,656	1,016	3,490	(798)

Income tax expense (benefit)	409	629	806	(136)

Net income (loss)	$1,247	$387	$2,684	$(662)

Earnings (loss) per share:
Basic	$0.15	$0.05	$0.33	$(0.08)
Diluted	$0.15	$0.05	$0.33	$(0.08)

Weighted average shares of common stock outstanding:
Basic	8,103	8,103	8,103	8,100
Diluted	8,158	8,242	8,186	8,100

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, January 1, 2007		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net loss	$(662)	—	—	—	—	(662)	—	(662)
Cumulative effect of adjustments resulting from the adoption of FIN 48	—	—	—	—	—	(105)	—	(105)
Unrealized gain on securities, net of tax	48	—	—	—	—	—	48	48
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	188	—	—	—	188
Amortization of pension transition asset	(9)	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	1,058	—	—	—	—	—	1,058	1,058
Total comprehensive income	$435
Balance, September 30, 2007		8,103,401	$81	$18,714	$(196)	$11,923	$2,677	$33,199

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net income	$2,684	—	—	—	—	2,684	—	2,684
Unrealized gain on securities, net of tax	4	—	—	—	—	—	4	4
Stock compensation expense	—	—	—	254	—	—	—	254
Forfeiture of stock options	—	—	—	(23)	—	—	—	(23)
Amortization of pension transition asset	(10)	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	(557)	—	—	—	—	—	(557)	(557)
Total comprehensive income	$2,121
Balance, September 30, 2008		8,103,401	$81	$18,997	$(196)	$15,509	$3,114	$37,505

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$2,684	$(662)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,703	1,685
Amortization	97	190
Provision for bad debt	110	(116)
Deferred income taxes	(76)	41
Share-based compensation expense	254	188
Loss (gain) on sale/disposal of property and equipment	84	(17)
(Gain) on sale of marketable securities	(63)	(34)
Change in operating assets and liabilities:
Accounts receivable	963	584
Inventories	(1,758)	(2,814)
Prepaid expenses and other current assets	543	(932)
Non-current other assets	406	213
Accounts payable	(244)	347
Customer deposits	465	3,295
Accrued liabilities	(1,035)	(1,375)
Income taxes payable	460	(794)
Other current liabilities	(128)	193
Net cash provided by (used in) operating activities	4,465	(8)

Cash Flows from Investing Activities
Purchase of marketable securities and long-term investments	(30,039)	(13,259)
Proceeds from sale of marketable securities and long-term investments	29,144	15,992
Acquisition of property and equipment	(905)	(2,029)
Proceeds from sale of property and equipment	31	66
Net cash (used in) provided by investing activities	(1,769)	770

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(580)	(797)
Proceeds from exercise of stock options	—	97
Net cash used in financing activities	(580)	(700)
Effect of exchange rate changes on cash	(69)	190
Net increase in cash and cash equivalents	2,047	252
Cash and cash equivalents, beginning of period	4,627	5,888
Cash and cash equivalents, end of period	$6,674	$6,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$147
Cash paid for income taxes	$85	$1,192
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities/accounts payable	$39	$—
Property and equipment acquired by capital lease	$73	$—

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.           Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combinations and mergers: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana).  GPI USA, formerly Paul-Son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas.  The former Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and, after being purchased in 2000 by GPI SAS, eventually merged into GPI USA.  GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.  The Company has established brand names such as Paulson®; Bourgogne et Grasset®, or B&G, Bud Jones®; and T-K®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008.  The Company has adopted SFAS 157 for its marketable securities and the disclosure requirements are reflected in Note 2 of our condensed consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This currently has no impact on the Company.

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

Note 2.           Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	September 30, 2008			December 31, 2007
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$5,493	$7	$5,500	$4,730	$—	$4,730
Long-term marketable securities	$715	$—	$715	$736	$—	$736

Long-term marketable securities include 500,000 euros ($715,000 at September 30, 2008), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Fair Value Measurement

The Company presents its marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets.  For the nine months ended September 30, 2008, the fair value recognized on our marketable securities was $6.2 million, while at the year ended December 31, 2007, the value was $5.5 million.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$6,760	$6,550
Work in progress	2,437	1,969
Finished goods	2,521	1,574
Inventories	$11,718	$10,093

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$1,810	$1,818
Buildings and improvements	8,691	8,670
Furniture and equipment	18,375	19,290
Vehicles	703	746
	29,579	30,524
Less accumulated depreciation	(14,987)	(14,928)
Property and equipment, net	$14,592	$15,596

Depreciation expense for the three months ended September 30, 2008 and 2007 was $563,000 and $578,000, respectively.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $1,703,000 and $1,685,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

Goodwill, which has an indefinite useful life, totaled $1,638,000 and $1,680,000 at September 30, 2008 and December 31, 2007, respectively.  The amount of goodwill held by GPI SAS  at September 30, 2008 and December 31, 2007 was $1,438,000 and $1,480,000, respectively, which includes the net effect of foreign currency exchange of $264,000 and $306,000, respectively.

Trademarks, which also have an indefinite life, totaled $583,000 at September 30, 2008 and December 31, 2007.  Other intangible assets consisted of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$1,242	$(899)	$343	$1,242	$(825)	$417	8 to 18
Customer relationships	432	(432)	—	432	(409)	23	7
Total other
intangibles	$1,674	$(1,331)	$343	$1,674	$(1,234)	$440

Amortization expense for the three months ended September 30, 2008 and 2007 was $32,000 and $57,000, respectively.  Amortization expense for the nine months ended September 30, 2008 and 2007 was $97,000 and $190,000, respectively.

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

In the second quarter of 2008, a total of 40,000 discretionary stock options were granted to three directors for board services performed in excess of their normal board responsibilities.  The resulting share-based compensation expense was $154,000.  All other 2008 grants have been non-discretionary.

The following is a summary of stock option activity for the year-to-date period ended September 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	352,500	$5.35
Granted	4,500	7.50
Forfeitured	—
Exercised	—
Outstanding at March 31, 2008	357,000	$5.37
Granted	41,500	6.69
Forfeitured	10,000	18.46
Exercised	—
Outstanding at June 30, 2008	388,500	$5.18
Granted	6,500	$4.49
Forfeitured	—
Exercised	—
Outstanding at September 30, 2008	395,000	$5.17	4.7	yrs	$639

Exercisable at September 30, 2008	339,000	$4.72	3.9	yrs	$630

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
General & administrative-stock option share-based compensation	$37	$54	$254	$188
Tax benefit	(13)	(19)	(91)	(67)
Total share-based compensation, net of tax benefit	$24	$35	$163	$121

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

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding - Basic	8,103	8,103	8,103	8,100
Potential dilution from equity grants	55	139	83	—
Weighted average number of common shares outstanding - Diluted	8,158	8,242	8,186	8,100

For the nine months ended September 30, 2007, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of the 350,500 options then outstanding.

Note 8.           Geographic and Product Line Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires public business enterprises to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino game equipment products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table presents certain data by geographic area (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Net revenues to external customers United States	$9,307	67.4%	$8,144	53.6%	$26,119	58.3%	$23,912	61.5%
Europe (includes Russia)	1,175	8.5%	1,183	7.8%	4,347	9.7%	3,645	9.3%
Asia	2,190	15.8%	5,049	33.2%	10,793	24.1%	9,394	24.2%
Other(1)	1,148	8.3%	820	5.4%	3,542	7.9%	1,945	5.0%
Total	$13,820	100.0%	$15,196	100.0%	$44,801	100.0%	$38,896	100.0%

(1) Includes Canada, Africa, Australia, South America, and other countries.

The following table presents our net sales by product line for the three months and nine months ended September 30, (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Casino chips:
American-style casino chips	$6,585	47.7%	$8,694	57.2%	$22,514	50.3%	$19,789	50.9%
European-style plaques and jetons	1,489	10.8%	1,305	8.6%	6,416	14.3%	3,694	9.5%
Total casino chips	8,074	58.5%	9,999	65.8%	28,930	64.6%	23,483	60.4%

Table layouts	1,358	9.8%	1,310	8.6%	3,779	8.4%	3,841	9.9%
Playing cards	1,028	7.4%	985	6.5%	3,026	6.8%	2,883	7.4%
Gaming furniture	1,149	8.3%	761	5.0%	2,429	5.4%	2,286	5.9%
Dice	464	3.4%	523	3.4%	1,450	3.2%	1,602	4.1%
Table accessories and other products	1,177	8.5%	1,028	6.8%	3,624	8.1%	3,274	8.4%
Shipping	570	4.1%	590	3.9%	1,563	3.5%	1,527	3.9%
Total	$13,820	100.0%	$15,196	100.0%	$44,801	100.0%	$38,896	100.0%

Sales by GPI USA primarily are to casinos in the United States and Canada and represent our entire product line.  Sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe.

The following table represents our property and equipment by geographic area (in thousands):

	(unaudited)
	September 30, 2008	December 31, 2007
Property and equipment, net:
United States (1)	$3,793	$6,047
France	7,362	8,201
Mexico (1)	3,437	1,348
Total	$14,592	$15,596

(1)	In the second quarter of 2008, we moved the production of our injection molded casino chips and the related property and equipment from the United States to Mexico.

The following table represents goodwill and intangibles by geographic area (in thousands):

	(unaudited)
	September 30, 2008	December 31, 2007
Goodwill and intangibles, net:
United States	$1,126	$1,223
France	1,438	1,480
Total	$2,564	$2,703

Note 9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	(unaudited)
	September 30, 2008	December 31, 2007
Foreign currency translation	$3,062	$3,620
Unrealized gain on securities, net of tax	4	—
Unrecognized pension transition asset, net of tax	48	57
	$3,114	$3,677

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

On August 1, 2008, a consent judgment was entered and approved by the court by which GPI USA reached a $575,000 settlement with CEH on its own behalf as well as on behalf of the owners of the twenty-one Card Room Defendants for whom GPI USA accepted tenders of defense. GPI USA has already complied with all requirements of the consent judgment.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented.  Defendants filed a Motion to Dismiss the Complaint on April 16, 2008.  The disposition of that motion is fully briefed and, currently, remains pending.

On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL.  Defendants filed a motion to dismiss the complaint on June 30, 2008 claiming, among other things, that the complaint should be dismissed for failure to make a demand on the directors.  Defendants’ motion was granted after a hearing conducted on October 16, 2008. The Judgment and the Court’s Order Granting the Motion to Dismiss the Complaint without prejudice was entered on October 29, 2008.

The French Tax Administration completed an audit of GPI SAS for tax years 2004, 2005, and 2006 and in March 2007 sent a notice seeking additional taxes of 551,000 euros based on their findings.  In July 2007, they revised their assessment to 531,000 euros.  In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim.  Therefore, the Company reversed the accrual of $217,000 that had been made under Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  The impact of this reversal was a non-cash income tax benefit of $209,000, and a credit to Accumulated Other Comprehensive Income of $8,000.

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

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. As of September 30, 2008, we had purchased more than the minimum required by the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America.  Our commitment to purchase raw material has increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.

Line of Credit

In September 2008, GPI SAS secured a one year, 1,000,000 euro line of credit for short term needs. Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  As of September 30, 2008, this line of credit was fully available.

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

The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers.  The General Manager of GPI Mexicana is neither a director nor an executive officer.

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

Overview of our Business

GPIC manufactures and supplies (under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®) casino chips including low frequency and high frequency RFID casino chips, low frequency and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its casino products directly to licensed casinos throughout the world.  We operate in one segment and have two operating subsidiaries, GPI USA and GPI SAS, a French subsidiary.  Our subsidiaries have the following product and distribution focus:

•

GPI USA sells primarily in the United States and Canada. GPI USA sells our full product line. Most of the products sold by GPI USA are manufactured in Mexico with the remainder either manufactured in Las Vegas or France.

•

GPI SAS sells internationally, with most sales occurring in Europe and Asia. GPI SAS predominately sells casino chips including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France.

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips - our primary product line, which typically represents over 60% of revenues. The one-time or non-recurring nature of these events necessarily creates variability in revenue and earnings. Further, the timing of these one-time or non-recurring events is difficult to predict and, largely, beyond our ability to influence.  While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice.  An indicator of future sales is found in our backlog report, which reports signed orders that are planned to be shipped within the remainder of the fiscal year.

Backlog

	GPI USA	GPI SAS	Total
September 30, 2008	$6.9 million	$2.5 million	$9.4 million
September 30, 2007	$5.5 million	$9.0 million	$14.5 million

A significant part of our strategy is to create new demand for casino chips through the use of RFID technology.  A passive microchip with a small antenna is embedded in each chip.  When chips are placed above a large antenna, which is embedded in a gaming table or cashier’s stand and linked to a reading unit, they receive energy from the reading unit through the large antenna and can communicate with the reading unit.  The data collected can allow applications ranging from chip authentication, accounting, tracking and inventory all the way to players’ tracking and table management.

RFID represents a large portion of our consolidated operations.  The following table highlights the growing importance of RFID casino chips, which have been sold to over 100 casinos and casino groups in North America, Europe, and Asia.  The table shows the percentage by revenue of our casino chips sales that are RFID casino chips for the last five years, with 2008 representing nine months.

	Year				9 Months
	2004	2005	2006	2007	2008
RFID casino chip percentage	3%	13%	35%	27%	37%

Overview of our Industry

Much of our growth in recent years has been as a result of the major developments in the gaming industry in Macau.  Although the gaming industry has had great success in Macau, we anticipate fewer casino openings.  In April 2008, a high-ranking government official in Macau, Edmund Ho, announced a freeze on new development beyond that which was currently underway or in discussion.  Asia, primarily Macau, remains an important market and represented 24% of our revenues in the first three quarters of 2008.

The general slow down in the gaming industry, which appears attributable to growing economic problems in the United States and abroad, has negatively impacted our casino customers and therefore may be affecting our sales. To the extent these conditions continue, we anticipate our revenues in future quarters will be adversely affected.  In the near term, we would expect any slowing effect to be associated with consumable products such as dice, cards and layouts more than casino chips.  In the longer term, as casino openings are delayed or scaled back, we expect our revenues to be adversely affected.

Financial and Operational Highlights

Our net income for the third quarter of 2008 was $1.2 million, an increase of $0.8 million, or 200%, from the third quarter of 2007.  Our revenues for the third quarter of 2008 were $13.8 million, a decrease of $1.4 million, or 9%, from the third quarter of 2007.  The increase in net income in the third quarter of 2008 compared to the third quarter of 2007 is due to improved operational performance as exhibited by improved gross profit margins and lower selling and administrative expenses, as well as a gain on foreign currency transactions and a lower effective tax rate.

In the second quarter of 2008 we completed the move of plastic injection molding for Bud Jones casinos chips from Las Vegas to our manufacturing facility in Mexico.  In the third quarter we began to see the benefits of the move and expect further savings in the future.

GPI SAS uses the euro as its functional currency.  As of September 30, 2008 and December 31, 2007 the US dollar to euro exchange rates were 1.4303 and 1.4721, respectively, which was a 2.8% change.  The average exchange rates for the nine months ended September 30, 2008 and September 30, 2007 were 1.5219 and 1.3444, which was a 13% change.

In July 2008, GPI SAS was certified ISO 9001 compliant, which provides external validation to our quality control processes.

Other Matters

The Company hired Gregory Gronau in October 2008 as its Executive Vice President and Chief Operating Officer.  The appointment of Mr. Gronau is part of a succession plan necessitated by the planned retirement of the Company’s President and Chief Executive Officer, Gerard Charlier, in September 2009.  While it is the current intention of the Board of Directors to appoint Mr. Gronau to the positions of President and Chief Executive Officer upon the retirement of Mr. Charlier, no assurance can be given that Mr. Gronau will be appointed to such positions.

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

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.9%	68.3%	66.9%	71.7%
Gross Profit	33.1%	31.7%	33.1%	28.3%

Product development	0.6%	0.5%	0.4%	0.6%
Marketing and sales	6.0%	7.9%	7.0%	8.6%
General and administrative	17.0%	17.1%	18.3%	22.1%
Operating income (loss)	9.5%	6.2%	7.4%	(3.0)%
Gain (loss) on foreign currency transactions	2.0%	(0.1)%	0.0%	(0.2)%
Interest income	0.4%	0.6%	0.4%	0.6%
Interest expense	(0.2)%	(0.3)%	(0.2)%	(0.4)%
Other income, net	0.2%	0.2%	0.2%	0.8%
Income (loss) before income taxes	11.9%	6.6%	7.8%	(2.2)%
Income tax expense (benefit)	3.0%	4.1%	1.8%	(0.3)%
Net income (loss)	8.9%	2.5%	6.0%	(1.9)%

The following table presents certain data by geographic area (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Net revenues to external customers
United States	$9,307	67.4%	$8,144	53.6%	$26,119	58.3%	$23,912	61.5%
Europe (includes Russia)	1,175	8.5%	1,183	7.8%	4,347	9.7%	3,645	9.3%
Asia	2,190	15.8%	5,049	33.2%	10,793	24.1%	9,394	24.2%
Other(1)	1,148	8.3%	820	5.4%	3,542	7.9%	1,945	5.0%
Total	$13,820	100.0%	$15,196	100.0%	$44,801	100.0%	$38,896	100.0%

(1)  Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Casino chips:
American-style casino chips	$6,585	47.7%	$8,694	57.2%	$22,514	50.3%	$19,789	50.9%
European-style plaques and jetons	1,489	10.8%	1,305	8.6%	6,416	14.3%	3,694	9.5%
Total casino chips	8,074	58.5%	9,999	65.8%	28,930	64.6%	23,483	60.4%

Table layouts	1,358	9.8%	1,310	8.6%	3,779	8.4%	3,841	9.9%
Playing cards	1,028	7.4%	985	6.5%	3,026	6.8%	2,883	7.4%
Gaming furniture	1,149	8.3%	761	5.0%	2,429	5.4%	2,286	5.9%
Dice	464	3.4%	523	3.4%	1,450	3.2%	1,602	4.1%
Table accessories and other products	1,177	8.5%	1,028	6.8%	3,624	8.1%	3,274	8.4%
Shipping	570	4.1%	590	3.9%	1,563	3.5%	1,527	3.9%
Total	$13,820	100.0%	$15,196	100.0%	$44,801	100.0%	$38,896	100.0%

Revenues   For the three months ended September 30, 2008, revenues were $13.8 million, a decrease of $1.4 million, or 9%, compared to revenues of $15.2 million for the three months ended September 30, 2007.  In the third quarter of 2008, GPI SAS recorded revenues of $4.0 million, a decrease of $2.6 million, or 39%, compared to $6.6 million in 2007.  The decrease was primarily attributable to lower sales of American-style casino chips to casinos in Macau and the decrease would have been larger if the euro had not strengthened against the US dollar by 10% during the third quarter 2008 compared to the third quarter 2007.  In the third quarter of 2008, GPI USA recorded revenues of $9.8 million, an increase of $1.2 million, or 14%, as compared to revenues of $8.6 million in 2007.  The increase in revenues at GPI USA was primarily attributable to increased sales of American-style casino chips.

For the nine months ended September 30, 2008, revenues were $44.8 million, an increase of $5.9 million, or 15%, compared to revenues of $38.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, GPI SAS recorded revenues of $16.6 million, an increase of $2.6 million, or 19%, compared to $14.0 million in 2007.  The strengthening of the euro against the US dollar caused GPI SAS’ revenues to be 13% higher during the nine months ended September 30, 2008 compared to 2007. The additional increase in GPI SAS’s revenues was attributable to significantly stronger sales of both American-style and European-style casino chips in the first six months of 2008 compared to 2007 partially offset by lower sales of American-style casino chips in the third quarter of 2008 compared to 2007.   For the nine months ended September 30, 2008, GPI USA recorded revenues of $28.2 million, an increase of $3.3 million, or 13%, as compared to revenues of $24.9 million in 2007.  This increase was due primarily to stronger sales of American-style casino chips in the United States.

Cost of Revenues   For the three months ended September 30, 2008, cost of revenues was $9.2 million, a decrease of $1.2 million, or 11%, compared to cost of revenues of $10.4 million for the three months ended September 30, 2007.  As a percentage of revenues, the cost of revenues decreased to 66.9% in 2008 from 68.3% in 2007.

For the nine months ended September 30, 2008, cost of revenues was $30.0 million, an increase of $2.1 million, or 7%, compared to cost of revenues of $27.9 million for the nine months ended September 30, 2007.  As a percentage of revenues, the cost of revenues decreased to 66.9% for the nine month period ended September 30, 2008 compared to 71.7% for the same period in 2007.

Gross Profit   Gross profit for the three months ended September 30, 2008 decreased by $0.2 million, or 5%, compared to 2007.  This occurred as a result of the decrease in revenues of $1.4 million and a decrease in cost of revenues of $1.2 million.  As a percentage of revenues, our gross margin increased to 33.1% from 31.7%.  The gross margin increase was primarily driven by an increase in revenues and associated production at GPI USA and a more favorable product mix due to increased sales of higher margin casino chips.

Gross profit for the nine months ended September 30, 2008 increased by $3.8 million, or 35%, compared to 2007.  This occurred as a result of the increase in revenues of $5.9 million and an increase in cost of revenues of $2.1 million.  As a percentage of revenues, our gross margin increased to 33.1% from 28.3%.  The gross margin increase was primarily driven by 1) the increase in revenues and associated production at both GPI USA and GPI SAS in the three quarters of 2008 compared to 2007, which allowed fixed costs to be allocated over higher production volumes and 2) a more favorable product mix due to increased sales of higher margin casino chips.  These favorable factors were partially offset by a $0.2 million charge related to a quality issue with RFID casino chips.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months and nine months ended September 30 (in thousands):

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	Revenue %	2007	Revenue %	2008	Revenue %	2007	Revenue %

Product development	$80	0.6%	$77	0.5%	$170	0.4%	$217	0.6%
Marketing and sales	834	6.0%	1,194	7.9%	3,147	7.0%	3,332	8.6%
General and administrative	2,348	17.0%	2,593	17.1%	8,195	18.3%	8,586	22.1%
Total selling, general, and administrative expenses	$3,262	23.6%	$3,864	25.5%	$11,512	25.7%	$12,135	31.3%

Selling, general, and administrative expenses decreased by $0.6 million for the three months ended September 30, 2008 compared to 2007, while decreasing as a percent of revenue from 25.5% in 2007 to 23.6% in 2008.  Marketing and sales decreased by $0.4 million due to a reduction in staff and lower commission expense.  General and administrative expenses decreased $0.2 million.

Selling, general and administrative expenses decreased $0.6 million for the nine months ended September 30, 2008 compared to September 30, 2007, while decreasing as a percent of revenue from 31.3% in 2007 to 25.7%.  Marketing and sales decreased $0.2 million.  General and administrative expenses decreased by $0.4 million.  Professional fees decreased by $0.6 million.  Partially offsetting this decrease was the 13% increase in the value of the euro compared to the US dollar, which makes euro-based expenses at GPI SAS higher when translated into US dollars.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three months and nine months ended September 30 (in thousands:)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	Revenue %	2007	Revenue %	2008	Revenue %	2007	Revenue %

Gain(loss) on foreign currency transactions	$280	2.0%	$(8)	(0.1)%	$12	0.0%	$(87)	(0.2)%
Interest income	61	0.4%	89	0.6%	181	0.4%	250	0.6%
Interest expense	(30)	(0.2)%	(49)	(0.3)%	(105)	(0.2)%	(147)	(0.4)%
Other income, net	27	0.2%	26	0.2%	74	0.2%	312	0.8%
Total other income (expense)	$338	2.4%	$58	0.4%	$162	0.4%	$328	0.8%

For the three months ended September 30, 2008, other income (expense) increased by $0.3 million compared to the 2007 period due primarily to the decrease in the value of the euro compared to the US dollar during the quarter resulting in a gain on foreign currency transactions.

For the nine months ended September 30, 2008 compared to 2007, other income decreased by $0.2 million due primarily to a refund check from the French Social Security Administration received in 2007.

Income Taxes   Our effective income tax rate for the three months ended September 30, 2008 was 25% compared to the effective income tax rate of 62% for the three months ended September 30, 2007.  The Company’s effective tax rate for the quarter ended September 30, 2008, was positively impacted by the utilization of foreign tax credits.  The effective tax rate for the quarter ended September 30, 2007 differed from the statutory rate as a result of the Company’s repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.

Our effective income tax rate for the nine months ended September 30, 2008 was 23% compared to 17% for the same period of 2007.  The Company’s effective tax rate for the nine months ended September 30, 2008 was positively impacted by the utilization of foreign tax credits and the release of a prior year reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.  The Company’s effective tax rate for the nine months ended September 30, 2007 differed from the statutory rate as a result of the Company’s repatriation of non-cash dividends from GPI SAS in 2007 and recognition of the difference in the book and tax basis in shares of GPI SAS.

Our corporate tax rate is calculated on a consolidated basis.  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

Income Tax Uncertainties   During the year ended December 31, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. The more-likely-than-not recognition threshold must continue to be met in each reporting period to support continued recognition of a benefit.  If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

The French Tax Administration completed an audit of GPI SAS for tax years 2004, 2005, and 2006 and in March  2007, sent a notice seeking additional taxes of 551,000 euros based on their findings.  In July 2007, they revised their assessment to 531,000 euros.  In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim.  Therefore, the Company reversed the accrual of $217,000 that had been made under Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  The impact of this reversal was a non-cash income tax benefit of $209,000, and a credit to Accumulated Other Comprehensive Income of $8,000.

After the change described above regarding the resolution of the French Tax Administration audit, there are no unrecognized tax benefits as of September 30, 2008.

Liquidity and Capital Resources

Overview    As of September 30, 2008, we had $6.7 million in cash and cash equivalents and $5.5 million in current marketable securities.  Of the cash and cash equivalents and marketable securities, $4.2 million is held by GPI USA and $8.0 million is held by GPI SAS.  It may be impractical or costly to transfer cash from our French subsidiary to the United States due to unfavorable tax consequences.  If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $20.3 million at September 30, 2008 and $16.9 million at December 31, 2007.  Working capital increased due to an increase in current assets of $2.7 million and a decrease in current liabilities of $0.7 million.  The increase in current assets was due primarily to increases of $2.8 million in cash and marketable securities and $1.6 million in inventories offset by a $1.3 million decrease in accounts receivable. The increase in inventories was due primarily to pending shipments and decrease in accounts receivable is due to lower sales in the third quarter of 2008 compared to the fourth quarter of 2007.  The main reason for the decrease in current liabilities was due to a decrease in accrued liabilities of $1.1 million, primarily related to the $0.6 million payment for the Proposition 65 legal settlement.

Cash Flow    Overall, our cash balance increased from December 31, 2007 to September 30, 2008 by $2.0 million.

Net cash provided by operating activities was $4.5 million during the nine months ended September 30, 2008 compared to $0.0 million used by operating activities during the same period in 2007.  For the period ended September 30, 2008, $4.8 million of cash was provided by net income-related activities and $0.2 million of cash was provided by a decrease in current assets.  These increases were offset by a decrease in current liabilities of $0.5 million.  In the period ended September 30, 2007, $1.3 million of cash was provided by net income related activities.  In 2007, cash was also provided by a decrease in current assets of $3.0 million offset by a $1.7 million increase in current liabilities.

Our investing activities resulted in net cash used of $1.8 million for the nine months ended September 30, 2008 compared to $0.8 million in net cash provided by investing activities for the same period in 2007.  This $2.6 million change was largely attributable to a $3.6 million change in marketable securities, with proceeds of $2.7 million in 2007 combined with net purchases of $0.9 million in 2008.  The change in marketable securities was offset by a decrease in cash spent on acquisition of property and equipment of $1.1 million.

Net cash flow used in financing activities was $0.6 million for the nine months ended September 30, 2008 and $0.7 million for the nine months ended September 30, 2007.

Line of Credit   In September 2008, GPI SAS secured a one year 1,000,000 euro line of credit for short term needs.  Interest is at a variable rate and based on Euro Interbank Offered Rate plus 0.35%.  As of September 30, 2008, this line of credit was fully available.

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

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($715,000 at September 30, 2008).  There are no prepayment penalties.

Seasonality  We do not typically experience seasonality relative to our revenues; however, operations may be impacted, in the third quarter of each year when GPI SAS is closed for a substantial part of the month of August, due to the traditional French holiday period.

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

Capital Expenditures   We currently plan to purchase approximately $0.7 million in capital equipment and improvements in the remainder of 2008.

Cash Dividend  The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At September 30, 2008, our backlog of orders, which is expected to be filled in 2008, amounted to $9.4 million, consisting of $6.9 million for GPI USA and $2.5 for GPI SAS. At September 30, 2007, our backlog was $14.5 million, consisting of $5.5 million for GPI USA and $9.0 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement.  As of September 30, 2008, we had purchased more than the minimum required by the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America.  Our commitment to purchase raw material has increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after

November 15, 2008.  The Company has adopted SFAS 157 for its marketable securities and the disclosure requirements are reflected in Note 2 of our condensed consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This currently has no impact on the Company.

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

Not required for a smaller reporting company.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2008, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 except as follows:

The current global financial crisis and economic slowdown may adversely affect our business and financial condition in ways that we cannot predict.

The current global financial crisis and economic slowdown is having a negative effect on the gaming industry and, if these conditions continue, we expect will adversely affect our business and financial condition.  We cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on us as it also impacts our customers, vendors, and marketing partners.  The gaming industry has proven sensitive to reductions in consumer spending, and several companies have recently reported postponement of scheduled casino openings and expansions, which historically have been a significant source of our revenues.  As such, our customers may have less demand for our products, delay payment, or be unable to make payment.  Our current vendors may not be able to provide the same supplies or service to which we are accustomed, which may disrupt our operations and require that we find alternative sources.  In several cases, we have strategic alliances with third parties to promote each others’ products.  Our marketing partners may not be able to devote the same level of effort into the joint promotion of our products which may result in less demand for, and lower sales of, our products.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November [13], 2008 reporting the Company’s financial results for the three and nine months ended September 30, 2008.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed”  for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

10.1

Employment Agreement, dated as of October 28, 2008, between Gaming Partners International Corporation and Gregory S. Gronau, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated and filed with the SEC on October 28, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated November 13, 2008 reporting financial results for the three and nine months ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 13, 2008	By:	/s/ Gerard P. Charlier
Gerard P. Charlier,
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ David W. Grimes
David W. Grimes,
Chief Financial Officer