Form 10-K
period 2008-12-31
Gaming Partners International CORP
filed 2009-03-30
CIK 918580

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008, based on the closing price as reported on the NASDAQ National Market of $3.88 per share: $12,642,658.

          The number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2009 was 8,103,401 shares of Common Stock.

Documents Incorporated by Reference:

          Portions of our Proxy Statement relating to the 2009 annual stockholders' meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant's year ended December 31, 2008.

PART I

Item 1.    Business.

        The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, "Risk Factors."

Company Overview

        Gaming Partners International Corporation (GPIC or the Company), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combination and merger agreements: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana). GPI USA, formerly Paul-son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and after being purchased in 2000 by GPI SAS, eventually merged into GPI USA. GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco and then later to casinos all over the world. The Company has established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the "Company," "us," "we" or "our."

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

        Most of our products are designed and produced to meet our customer's specific requirements, whether they are related to branding, aesthetic appeal, or security. Therefore our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhances our competitive position. The useful lives of our products typically range from several hours in the case of playing cards and dice, to several months in the case of layouts, and several years in the case of casino chips and gaming furniture. As such, our primary business is providing products to new casinos, products to existing casinos, and ongoing replacement of these products. When a new casino opens, we strive to supply most of the products required to operate the casino's table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our customer base.

Product Segments

        We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12.)

Products

Gaming Chips

        We design and manufacture gaming chips, including casino chips, plaques and jetons (the European equivalent of casino chips) to meet a variety of customer preferences and specifications, including size, weight, ability to stack, ease of handling, texture, color, graphics, durability, security and anti-counterfeit features. Because casino chips, jetons and plaques, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features into each chip. Our most sophisticated anti-counterfeiting feature is a radio frequency identification device (RFID), which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

        A casino will generally order all of its gaming chips, including replacement chips after wear and usage, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design and security features, with a price range generally between $0.60 and $2.50 per chip in the United States. A typical Paulson® brand chip with a microchip will sell for approximately $2.00 or $3.00 per chip depending on the RFID frequency. Given this relatively low price and a gaming chip's expected lifespan of several years, we believe that competition is generally based upon factors other than price. In 2008, we manufactured approximately 23 million gaming chips, including casino gaming chips, plaques and jetons.

        Gaming chips can be divided into three basic families: (a) European-style jetons and plaques; (b) American-style casino chips; and (c) commemorative chips. Gaming chips accounted for approximately 64% of our total sales in 2008.

European-style Casino Chips

        Jetons and plaques are European-style casino chips. Our jetons and plaques are manufactured by GPI SAS at our facility in France. Jetons are circular with standard diameters in 13 different sizes, ranging from 32 mm to 60 mm. Plaques are rectangular, square or oval with standard sizes ranging from 30 mm × 30 mm to 151 mm × 105 mm. Jetons and plaques are used mainly for traditional European games. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV pigment, number serialization, laser pigment or Laser Lock™, gold lace material and RFID technology. GPI SAS created its original product line in 1925 and has held a leading position in this market since that time. Our production capacity in France for European-style jetons and plaques is approximately 5 to 8 million units per year on a three-shift basis.

American-style Casino Chips

        Casino chips are used worldwide for casino games originating in the United States. Originally, casino chips in the United States were made of clay and called "clay chips." Clay was replaced many years ago by other materials. There are currently three main technologies used to produce these types of chips: injection molding, sublimation, and thermo-compression molding. We produce casino chips using all three of these methods. GPI USA manufactures its American-style casino chips under the

Paulson® and Bud Jones® brand names, at our facilities in San Luis Rio Colorado. GPI SAS manufactures American-style casino chips in Beaune, France.

  •
  Injection Molded Chips.  Plastic injection molded chips were created in the late 1960's under the Bud Jones brand. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips, made of acrylic with very vivid colors and with ground and smooth surface. Since 1990, the B&G brand, which is manufactured in France, has developed a full line of injection molded chips with designs different from the Bud Jones brand and using a different type of plastic material with less vivid colors but requiring no grinding and allowing a rougher surface. A particular line of injection molded gaming chips specifically designed and sold for optical reading identification is also manufactured by GPI SAS. GPI USA's and GPI SAS' lines of injection-molded chips allow a very good coverage of most casinos' requirements, which vary greatly around the world. Annual production capacity for injection molded chips in the United States and France is approximately 15 to 20 million, when using two to three shifts.

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

  •
  Thermo-Compression Molded Chips.  Thermo-compression molded casino chips are manufactured from a proprietary formulation of more than 10 raw materials using a thermo-compression molding process. Printed decals or "inlays" are incorporated in the chips during the compression steps. Customized designs, security and identifying features are incorporated into the chips. GPI USA holds a leading market share in thermo-compression molded chips, which are similar to the original clay chips of the past. They have a unique feel and easy handling and are often referred to as "clay chips." Thermo-compression molded chips are manufactured under the Paulson® brand at its GPI Mexicana facilities in San Luis Rio Colorado, Mexico. Various security features are used to make the chips more counterfeit resistant, including UV pigments, UV Inks, Laser Lock™, alpha-dot, customized rim and RFID technology. Our annual production capacity at our Mexico facilities is approximately 31 million thermo-compression molded chips (based on a maximum capacity of two shifts). We believe that given our current anticipated production level of thermo-compression molded chips per year, there will be sufficient manufacturing capacity to meet potential increases in future demand. In 2008, GPI Mexicana produced approximately 13.6 million thermo-compression molded chips.

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

Gaming Chips with RFID Microchips and Reading Equipment

  Benefits of RFID

        Gaming chips are the principal currency of each casino, and each casino has its own unique gaming chips. A gaming chip that appears or feels or even sounds slightly different than the others can warrant review by the casino personnel. There are several possible security and anti-counterfeit features that can be incorporated into the chip material itself and/or in the chip appearance.

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

  RFID Technology

        GPIC has been at the forefront of the development of RFID technology adapted to chip security and chip tracking/accounting applications for over 12 years. Currently, our B&G, Bud Jones and Paulson gaming chips as well as B&G plaques and jetons are available with high frequency (13.56 MHz) or low frequency (125 KHz) embedded RFID micro-chips.

        GPIC offers a full line of standard or customized RFID readers such as cashier's desk, table top authenticator, chip tray reader, chip bank reader and vault reader.

        Over the last few years, GPIC has sold several million RFID chips and hundreds of readers mainly for chip tracking and chip security to casinos all over the world. GPIC holds several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque. GPIC also holds an exclusive license on two patents owned by IGT. These patents allow GPIC to make and sell RFID chips and readers for chip tracking in the United States. These patents expire in 2015. Our patents and exclusive license apply to all RFID frequencies.

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

Dice

        We manufacture our dice at our GPI Mexicana facilities, using cellulose acetate specifically formulated to provide the required clarity, hardness and dimensional stability. All dice are sold directly by GPI USA in North America and the Caribbean Islands. GPI SAS distributes dice to the other parts of the world. We offer a variety of spot designs, which are inserted in the body of the dice and machined flat to the surface. We offer two different finishes and up to two monograms on the dice. A casino may request the imprinting of its name and logo (in a variety and combination of colors), the insertion of a hidden security "key," a special reverse spot, the addition of a security "glow" spot, the use of Laser Lock™, the serialization of the dice, or all, or a combination of, the above.

        All of our brands of dice are manufactured with a high degree of accuracy in conformity with the strictest standards of gaming regulations. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

        The typical sales price of casino dice currently ranges between approximately $2.50 and $3.50 per pair. We currently have the capacity to produce approximately two million pairs of dice per year (based upon two production shifts). In 2008, we produced approximately 628,000 pairs of dice.

Table Layouts

        Every gaming table is covered with a layout printed with patterns particular to each specific game, as well as multi-colored logos and other markings according to individual casino preferences. GPI USA has developed a comprehensive range of different quality layouts and various printing processes. GPI USA manufactures felt, synthetic layouts made of Paul-Son FX® material, and full graphic layouts. We have a creative art department that can design specific layouts to meet the casino needs.

        We believe we are a leading manufacturer of layouts in the United States, utilizing high quality cloths, enhanced graphics, and proprietary dye formulations which we believe result in the widest variety of customized colors. We typically install layouts on new gaming tables prior to delivery to a casino. Table layouts are generally replaced by casinos on a regular basis within 60 to 150 days, in order to maintain their appearance. Layouts typically sell in a price range of approximately $100 to $350 in the United States, depending on the type of table, the complexity of the patterns and the variety and difficulty of color combinations.

        We primarily manufacture our layouts at our Mexico facility, but we also produce layouts at our Las Vegas facility. We also sell specialized layouts manufactured by an outside vendor. Our layout production capacity is approximately 20,000 felt layouts and approximately 34,000 synthetic layouts per year. In fiscal 2008, we produced approximately 24,000 layouts, of which approximately 7,000 were felt and 17,000 were synthetic. We believe the capacity of our layout production facilities in Mexico can be increased as needed.

Playing Cards

        We manufacture and sell our own line of paper casino playing cards under the Paulson® brand. A deck of cards typically sells within a price range of approximately $0.80 and $1.65 and, based on casino industry practices, is generally replaced every eight hours or less. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Casinos occasionally purchase cards from more than one supplier, as casino floor managers often have preferences for a particular type of card. Our cards are compatible with all card shufflers.

        We produce all of our playing cards at our GPI Mexicana facilities. In 2008, the Company produced approximately 5.3 million decks of playing cards. Our capacity, assuming two shifts, is approximately 8.5 million decks per year.

Roulette Wheels

        GPI SAS manufactures American-style and European-style roulette wheels in Beaune, France and sells them primarily in Europe. GPI USA also sells these wheels in certain United States and Canadian-based jurisdictions where GPI SAS is licensed as a manufacturer or a manufacturer's license is not required. Production in France consists of designing and assembling the different parts produced by very specialized sub-contractors.

Gaming Furniture

        We sell a variety of casino gaming furniture. Tables range in price between $2,000 and $3,500 for a blackjack table, $2,000 to $3,750 for a roulette table (excluding the roulette wheel), and $5,000 to $8,000 for a craps table. We vigorously pursue gaming table sales because the sale of a gaming table will generally bolster our ability to sell gaming chips and consumable products such as layouts, dice, cards, and other accessories. Tables are assembled in Mexico and completed by adding the layout, drop boxes, trays and other table accessories in Las Vegas. In 2008, GPI Mexicana produced approximately 2,600 tables. Our current capacity is approximately 3,500 tables per year.

Table Accessories and Other Products

        In order to offer our customers a full product line, we sell a number of ancillary casino table game products. While we have expanded our manufacturing of certain plastic products, including dealing shoes, in our GPI Mexicana facility, we do not manufacture most of the ancillary products we sell. Ancillary products include plastic money paddles, discard holders, drop boxes, dealing shoes, trays and covers, dice sticks and on/off pucks. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives.

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

        We place advertising in trade publications and participate in major casino industry trade shows. We display our products at the Global Gaming Expo (G2E) in Las Vegas, Nevada and the International Gaming Exhibition (IGE) show in London and various other regional trade shows throughout the world. These shows give us the opportunity to promote all of our products including our gaming chips with embedded RFID technology in high and low frequency and corresponding chip readers for cages, vaults, doorways, and tables.

        We closely monitor new casino openings through personal contact with casino management, legislative and trade publications and wire service press releases. When new casino projects are identified, our representatives make personal contact with appropriate officers and/or purchasing agents in order to solicit the sale of our products to such potential new customers.

        Our experience has been that once a casino buys from a table game supplier, it tends to purchase replacement products from the same supplier, provided that quality, service and competitive pricing are maintained. As a result, our sales efforts are primarily focused on selling and promoting a wide range of table gaming products to casinos while they are in the development and licensing stage. Thereafter maintaining frequent contact, we seek recurrent sales of consumable products such as layouts, dice, and cards.

Materials, Supplies and Backlog

        We generally maintain good relationships with our suppliers but see Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 10 for information regarding a dispute with a former supplier. Where possible we diversify our supplier base so as to avoid a disruption of supply. However, some key raw materials for our principal products have unique suppliers. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, felt and synthetic fabric, which are readily available from several suppliers.

        At December 31, 2008, our backlog of orders, which is expected to be filled in 2009, amounted to $ 3.4 million for GPI USA and $9.6 million for GPI SAS. Over $8.0 million of the backlog for GPI SAS is for orders from two casinos in Asia, which were previously announced by the Company in its press release and a Form 8-K dated January 16, 2009. At December 31, 2007, our backlog was approximately $7.1 million for GPI USA and $4.0 million for GPI SAS.

Competition

        There are a number of companies that compete with us in the sale of each of our product lines:

        Gaming Chips    The gaming chip product line has in recent years become an increasingly competitive area of the gaming supply business. Currently, our major competitors and their respective locations are Chipco International and The United States Playing Card Company in the United States, Abbiati Casino Equipment in Italy, Dolphin Products Pty Ltd. in Australia, and Matsui Gaming Machine Co., Ltd. in Japan. We believe key competitive factors for gaming chip sales are: well established product and process security, understanding of players' and dealers' habits, attractiveness, durability, quality of service, and price.

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

        Table Layouts    Our primary competitors for casino table layouts are Midwest Game Supply Co. and Gemaco Playing Card Co. in the United States, and TCS/John Huxley in the United Kingdom. We believe the key competitive factors for table layout sales are cloth quality, durability, printing processes, and price.

        Playing Cards    Our major competitors in the domestic playing card market are The United States Playing Card Company and Gemaco Playing Card Co. Our major competitors internationally are Angel Co., Ltd. in Japan, primarily servicing the Asian market, and Cartamundi in Belgium, primarily servicing the European market. We believe the primary competitive factors for playing cards are price, intrinsic characteristics (snap memory, ease of handling, etc.), security, quality control, brand name identification, process security, and reputation.

        Gaming Furniture    Our principal competitors for casino gaming furniture are TCS/John Huxley in the United Kingdom and Abbiati Casino Equipment in Italy and smaller regional wood shops in certain geographic areas. Competition is based on product ranges, quality service, industry know-how, and price.

        Table Accessories and Other Products    Our principal competitors for distributing table accessories and other products, which include drop boxes, dealing shoes, chip trays and chip bank covers, foot rails are several local vendors. We believe that key competitive factors for these products are the ability to be a single source supplier, service, and product quality.

Intellectual Property

        We own a portfolio of trademarks, copyrights, trade secrets and patents.

        We own United States trademark registrations (®) for the following marks:

Air Rail	GPI
BG	GPI Logo
Bourgogne et Grasset	Paulson
Bud Jones	Paul-Son FX
Chipsoft	SafeChip by Bourgogne et Grasset
Gaming Partners International	SmartChip
We Make the Money the World Plays With	T-K

        We own common law rights in these trademarks (™):

    WheelCheck Plus
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

Environmental Matters

        We believe we are in compliance with international, federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

        On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) that purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm.

        The CEH action alleged that Paulson® brand gaming chips manufactured by GPI USA and distributed in California contain lead, a Proposition 65 listed chemical, and that GPI USA and the Card Room Defendants failed for a three-year period to provide the required warning in connection with the sale and use of the chips. CEH sought, and Proposition 65 authorizes, civil penalties and injunctive relief as well as recovery of costs and legal fees. GPI USA received and accepted tenders of defense from twenty-one of the twenty-four Card Room Defendants named in the action, all of whom purchased gaming chips from GPI USA without knowledge that the chips contained lead and may have been subject to Proposition 65 warning requirements.

        On August 1, 2008, a consent judgment was entered and approved by the court by which GPI USA reached a $575,000 settlement with CEH on its own behalf as well as on behalf of the owners of the twenty-one Card Room Defendants for whom GPI USA previously accepted tenders of defense. As of August 31, 2008, GPI USA had fully complied with all requirements of the consent judgment.

Employees

        At December 31, 2008, we employed 685 people. Of these employees, 465 were located at our Mexico facilities, 142 employees were located in our Beaune, France facility with the remaining 78 located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Gaming Jurisdictions

Arizona	Missouri	Australia
Arkansas	Montana	Alberta, Canada
California	Nevada	British Columbia, Canada
Colorado	New Jersey	Manitoba, Canada
Connecticut	New Mexico	Nova Scotia, Canada
Florida	New York	Ontario, Canada
Illinois	North Carolina	Quebec, Canada
Indiana	North Dakota	Saskatchewan, Canada
Iowa	Oklahoma	Greece
Kansas	Oregon	Republic of Panama
Louisiana	South Dakota	Puerto Rico
Michigan	Washington
Minnesota	West Virginia
Mississippi	Wisconsin

        While the regulatory requirements vary from jurisdiction to jurisdiction, most require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees. Under the various gaming regulations, key personnel generally include the current and/or proposed corporate officers and directors of a corporation and its subsidiaries. Laws of the various gaming regulatory agencies are generally intended to protect the public and ensure that gaming related activity is conducted honestly and competitively and is free of corruption.

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

Financial Information about Geographic Areas

        See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12 for certain financial information by geographic area.

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

  •
  the inability of another company or GPIC to develop, sell, and support the RFID applications requested by our customers, thereby making our RFID casino chips less attractive;

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

  •
  the loss of key management and sales personnel;

  •
  limited or unique suppliers for certain key raw materials for significant products;

  •
  possibility of failure of components purchased from suppliers;

  •
  the presence of lead in older versions of Paulson brand gaming chips, which could lead to unanticipated costs;

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

        Las Vegas, Nevada.    In May 1997, we purchased our corporate headquarters, an approximately 60,000 square foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, some manufacturing departments, and a graphics art department. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. (See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.)

        San Luis Rio Colorado, Mexico.    We manufacture casino chips, playing cards, dice, plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility, a 46,000 square feet leased facility, and an approximately 66,000 square foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rent amount of approximately $0.35 per square foot or $28,000. The 80,000 square feet of leased facilities represents a 14,000 square foot increase effective April 1, 2008 to accommodate the relocation of our Las Vegas-based chip manufacturing operation to Mexico. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 17—Related Party Transactions.)

        Beaune, France.    In Beaune, we own an approximately 34,000 square foot manufacturing facility in which we produce European- and American-style casino chips, and a 15,000 square foot administrative and sales building located nearby, which we purchased in July 2006.

        Facility Capacity    With the total of approximately 255,000 square feet of manufacturing and administrative facilities as of December 31, 2008, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.    Legal Proceedings.

        See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 10 for information regarding legal proceedings and contingencies.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 20, 2009, the closing price was $5.92 per share.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$8.28	$6.33	$20.61	$16.95
Second Quarter	7.13	3.88	20.50	9.91
Third Quarter	6.00	3.20	15.37	9.25
Fourth Quarter	7.00	3.86	10.81	6.49

Holders

        There were 85 holders of record of our common stock as of March 12, 2009.

Dividend Policy

        The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future. We did not declare any cash dividend on our common stock in 2008 or 2007.

Transfer Agent

        Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219; the telephone number is (718) 921-8247.

Purchases of Equity Securities by the Issuer

        The Company made no purchases of GPIC equity securities during the fourth quarter of 2008.

Item 6.    Selected Financial Data.

        The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$60,546	$58,821	$73,954	$57,121	$44,585
Cost of revenues(1)	40,671	41,355	50,229	36,683	29,078

Gross Profit	19,875	17,466	23,725	20,438	15,507
Selling, general and administrative expenses(1)	14,535	16,604	15,244	14,599	11,431

Operating income	5,340	862	8,481	5,839	4,076
Other income (expense)	486	195	31	245	(310)

Income before income taxes	5,826	1,057	8,512	6,084	3,766
Income tax expense	1,339	817	3,383	1,756	1,152

Net income	$4,487	$240	$5,129	$4,328	$2,614

Earnings per share:
Basic	$0.55	$0.03	$0.64	$0.55	$0.34
Diluted	$0.55	$0.03	$0.62	$0.53	$0.34
Weighted-average shares of common stock outstanding:
Basic	8,103	8,101	7,974	7,829	7,608
Diluted	8,184	8,242	8,226	8,179	7,754
Balance sheet data:
Cash and cash equivalents	$5,547	$4,627	$5,888	$4,573	$8,012
Marketable securities	7,561	4,730	4,710	9,075	4,971
Working capital	21,931	16,881	14,787	9,563	12,230
Property and equipment, net	14,158	15,596	14,567	11,212	9,469
Total assets	49,549	49,309	46,969	48,716	39,225
Current liabilities	8,405	11,219	11,454	20,825	13,960
Long-term debt, less current maturities	1,743	2,273	2,749	1,892	2,856
Total stockholders' equity(2)	38,816	35,153	32,584	25,999	21,620

(1)
Certain amounts have been reclassified from selling, general and administrative expenses to cost of revenues which does not impact net income or earnings per share. The reclassification related to shipping and receiving department and purchasing department expenses. The amounts reclassified were $587,000 for 2008, $510,000 for 2007, $649,000 for 2006, $529,000 for 2005, and $396,000 for 2004.

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

        The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue. The Company's operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips—our primary product line, which typically represents over 60% of revenues. The one-time or non-recurring nature of these events necessarily creates variability in revenue and earnings. Further, the timing of these one-time or non-recurring events is difficult to predict and, largely, beyond our ability to influence. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog report, which reports signed orders that are planned to be shipped in 2009.

Backlog
	GPI USA	GPI SAS	Total
December 31, 2008	$3.4 million	$9.6 million	$13.0 million
December 31, 2007	$7.1 million	$4.0 million	$11.1 million

        A significant part of our strategy is to create new demand for casino chips through the use of RFID technology. A passive microchip with a small antenna is embedded in each chip. When chips are placed above a large antenna, which is embedded in a gaming table or cashier's stand and linked to a reading unit, they receive energy from the reading unit through the large antenna and can communicate with the reading unit. The data collected can allow applications ranging from chip authentication, accounting, tracking and inventory to more sophisticated applications such as players' tracking and table management.

        RFID represents a large portion of our consolidated operations. The following table highlights the importance of RFID casino chips, which have been sold to over 100 casinos and casino groups in North America, Europe, and Asia. The table shows the percentage of revenue from casino chips sales that are RFID casino chips for the last five years.

	Year
	2008	2007	2006	2005	2004
RFID casino chip percentage	34%	27%	35%	13%	3%

Overview of our Industry

        Much of our growth in recent years has been as a result of the major developments in the gaming industry in Macau. Although the gaming industry has had great success in Macau, we anticipate fewer casino openings. In April 2008, a high-ranking government official in Macau, Edmund Ho, announced a freeze on new development beyond that which was currently underway or in discussion. Asia, primarily Macau, remains an important market and represented 22% of our revenues in 2008, which is a decrease from 32% in 2007.

        The general slow down in the gaming industry, which appears attributable to growing economic problems in the United States and abroad, has negatively impacted our casino customers and therefore may be affecting our sales. To the extent these conditions continue, we anticipate our revenues in future quarters could be adversely affected.

Financial and Operational Highlights

        Our net income for 2008 was $4.5 million compared to $0.2 million for 2007. Our revenues for 2008 were $60.5 million, an increase of $1.7 million, or 3%, compared to revenues of $58.8 million for 2007. The increase in net income in 2008 compared to 2007 is due to improved operational performance as exhibited by improved gross profit margins and lower selling and administrative expenses, as well as a gain on foreign currency transactions and a lower effective tax rate.

        We are particularly pleased with these results given the worldwide economic downturn that has challenged many of our customers. We believe our revenue in 2008 was sustained because our consumable business (dice, cards, and layouts) held relatively steady and our non-consumable business (chips and tables) remained strong due to casino openings in 2008. We were concerned about our consumable business with the slow down in gaming revenues, but consumable products are more affected by number of casino visitors rather than by gaming revenues directly. Therefore, although the number of casino visitors was down in the major domestic markets of Las Vegas and Atlantic City, they were not as far down as gaming revenues. Our casino chip business again surpassed 60% of our total revenues in 2008, of which a significant portion is related to new casino openings and expansions. Despite the downturn in the gaming industry, casino openings and expansions planned for 2008 generally happened as scheduled.

        In the second quarter of 2008, we completed the move of plastic injection molding for Bud Jones casinos chips from Las Vegas to our manufacturing facility in Mexico. In the third quarter we began to see the benefits of the move with an improvement in margins for our Bud Jones casino chips.

        In the third quarter of 2008, GPI SAS was certified ISO 9001 compliant, which provides external validation to our quality control processes.

        GPI SAS uses the euro as its functional currency. As of December 31, 2008 and December 31, 2007, the US dollar to euro exchange rates were 1.3917 and 1.4718, respectively, which represents a

5.4% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2008 and 2007 were 1.4706 and 1.3706, which represents a 7.3% weaker dollar compared to the euro.

Looking Forward

        For 2009, we do not anticipate we can duplicate the success in revenues or net income we had in 2008 due to the ongoing decline in the gaming industry and fewer planned casino openings. We anticipate our revenues in the first quarter of 2009 will be lower than the first quarter of 2008 and will result in a loss for the quarter. Of the casino openings that will take place in 2009, we believe we are well positioned to win their business as evidenced in the orders we received for the City of Dreams in Macau and Newport City in Manila.

        As a reflection of our current backlog, sales projections, and ongoing efforts to align our costs with our sales, we have reduced our workforce level to 621 permanent employees worldwide as of February 28, 2009 from 685 at December 31, 2008 and 785 at September 30, 2008. We continue to look for ways to reduce costs and enhance profitability. With $13.1 million of cash and marketable securities, we feel we have sufficient liquid resources to weather the economic downturn in 2009.

Other Matters

        For several years we have worked closely with Progressive Gaming International Corporation (PGIC) to expand the placement of RFID casino chips. PGIC offered chip inventory system software and table management system software. PGIC ceased operations and, in January 2009, sold substantially all of its assets to International Game Technology (IGT). IGT has also promoted RFID in table game use and is the owner of two patents for which we have licenses that grant us the exclusive rights to manufacture and sell RFID casino chips and chip accounting readers in the United States. We are assessing the positive and negative aspects of this development. Ultimately, we believe in the merits of the RFID technology as a benefit to the casinos and expect the industry to continue to expand in this direction.

        The Company hired Gregory Gronau in October 2008 as its Executive Vice President and Chief Operating Officer. The appointment of Mr. Gronau is part of a succession plan necessitated by the planned retirement of the Company's President and Chief Executive Officer, Gerard Charlier, in September 2009. While it is the current intention of the Board of Directors to appoint Mr. Gronau to the positions of President and Chief Executive Officer upon the retirement of Mr. Charlier, no assurance can be given that Mr. Gronau will be appointed to such positions.

Results of Operations

        The following table summarizes selected items from the Company's Consolidated Statements of Income as a percentage of revenues for the years ended December 31:

	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	67.2%	70.3%

Gross profit	32.8%	29.7%
Selling, general and administrative expenses(1)	24.0%	28.2%

Operating income	8.8%	1.5%
Other income (expense)	.8%	.3%
Income before income taxes	9.6%	1.8%
Income tax expense	2.2%	1.4%

Net income	7.4%	.4%

    (1)
    Certain amounts have been reclassified from selling, general and administrative expenses to cost of revenues which does not impact net income or earnings per share. The reclassification related to the shipping and receiving department and the purchasing department expenses. The amounts as a percentage of revenues were 1.0% for 2008 and 0.9% for 2007.

        The following table presents certain data by geographic area (in thousands):

	2008		2007
Revenues
United States	$36,710	60.6%	$31,576	53.7%
Europe (includes Russia)	5,704	9.4%	5,565	9.5%
Asia(1)	13,549	22.4%	18,712	31.8%
Other(2)	4,583	7.6%	2,968	5.0%

Total	$60,546	100.0%	$58,821	100.0%

    (1)
    Primarily Macau for 2008 and 2007.

    (2)
    Includes Canada, Africa, Australia, South America, and other countries.

        The following table details the Company's revenues by product line for the years ended December 31 (in thousands):

	2008		2007
Casino chips:
American-style casino chips	$30,182	49.9%	$30,853	52.5%
European-style casino chips	8,245	13.6%	7,049	12.0%

Total casino chips	38,427	63.5%	37,902	64.5%
Table layouts	5,154	8.5%	5,016	8.5%
Playing cards	4,149	6.9%	3,880	6.6%
Gaming furniture	3,580	5.9%	3,293	5.6%
Dice	1,901	3.1%	2,074	3.5%
Table accessories and other products	5,226	8.6%	4,523	7.7%
Shipping	2,109	3.5%	2,133	3.6%

Total	$60,546	100.0%	$58,821	100.0%

Comparison of Operations for the Years Ended December 31, 2008 and 2007

        Revenues    For the year ended December 31, 2008, revenues were $60.5 million, an increase of $1.7 million or 3%, compared to revenues of $58.8 million for the year ended December 31, 2007. In 2008, GPI SAS recorded revenues of $21.1 million, a decrease of $4.6 million, or 18%, compared to $25.7 million in 2007. GPI SAS' revenue would have shown an additional 7% decline if the average annual exchange rate between the euro and the US dollar had not increased by 7% in 2008 compared to 2007. The decrease in GPI SAS' revenues was attributable primarily to lower sales in Asia due to fewer casino openings in 2008 compared to 2007. The sales decline was in American-style casino chips, which was partially offset by an increase in higher sales of European-style casino chips. In 2008, GPI USA recorded revenues of $39.4 million, an increase of $6.3 million, or 19% as compared to revenues of $33.1 million in 2007. The increase in revenues at GPI USA was due to an increase in the number of casino openings in 2008 compared to 2007 in the United States and Canada. This sales increase was primarily in American-style casino chips in 2008 compared to 2007, but all product lines showed an increase in revenues, except for dice.

        Cost of Revenues    For the year ended December 31, 2008, cost of revenues was $40.7 million, a decrease of $0.7 million, or 2%, compared to cost of revenues of $41.4 million for the year ended December 31, 2007. As a percentage of revenues, the cost of revenues decreased to 67.2% in 2008 compared to 70.3% in 2007.

        Gross Profit    For the year ended December 31, 2008, gross profit was $19.9 million, an increase of $2.4 million, or 14%, compared to gross profit of $17.5 million for the year ended December 31, 2007. This occurred as a result of the increase in revenues of $1.7 million and a decrease in cost of revenues of $0.7 million. As a percentage of revenues, our gross margin increased to 32.8% from 29.7%. The gross margin increase was primarily driven by the increase in revenues at GPI USA in 2008 compared to 2007, which allowed fixed costs to be allocated over higher production volumes, and a more favorable product mix at both GPI USA and GPI SAS. These favorable impacts were partially offset by a $0.2 million charge related to a quality issue with RFID casino chips incurred in 2008.

        Selling, General and Administrative Expenses    The following table details the selling, general, and administrative expenses for the years ended December 31 (in thousands):

	Years Ended December 31, (in thousands)
	2008	Revenue %	2007	Revenue %
Product development	$201	0.3%	$419	0.7%
Marketing and sales	4,263	7.1%	4,303	7.3%
General and administrative(1)	10,071	16.6%	11,882	20.3%

Total selling, general and administrative expenses	$14,535	24.0%	$16,604	28.3%

    (1)
    Certain amounts have been reclassified from selling, general and administrative expenses to cost of revenues which does not impact net income or earnings per share. The reclassification related to the shipping and receiving department and the purchasing department expenses. The amounts reclassified were $587,000 for 2008 and $510,000 for 2007. The amounts as a percentage of revenue were 1.0% for 2008 and 0.9% for 2007.

        For the year ended December 31, 2008, selling, general and administrative expenses were $14.5 million, a decrease of $2.1 million, or 13%, compared to selling, general and administrative expenses of $16.6 million for the year ended December 31, 2007. Selling, general and administrative expenses decreased as a percent of revenue to 24.0% in 2008 from 28.3% in 2007. The two primary areas of reduced expenses in 2008 compared to 2007 were a $0.6 million decrease in costs associated with issues related to lead in Paulson gaming chips and a $0.6 million decrease in professional fees.

        Other Income (Expense)    The following table details the Other Income (Expense) items for the years ended December 31 (in thousands):

	2008	Revenue %	2007	Revenue %
Gain (loss) on foreign currency transactions	$268	0.4%	$(323)	(0.5)%
Interest income	252	0.4%	334	0.6%
Interest expense	(137)	(0.2)%	(190)	(0.3)%
Other income, net	103	0.2%	374	0.6%

Total other income (expense)	$486	0.8%	$195	0.4%

        In 2008, there was a gain on foreign currency transactions of $0.3 million compared to a loss of $0.3 million in 2007. This increase of $0.6 million was offset by a decrease in other income, net due to a non-recurring $0.3 million tax refund that GPI SAS received in 2007 from the French Social Security.

        Income Taxes    During the year ended December 31, 2008, our effective tax rate was 23.0% as compared to 77.3% for the year ended December 31, 2007. The decrease in our effective rate for the year ended December 31, 2008 was primarily a result of the French Research and Development Credit, the absence of foreign dividend inclusions and related valuation of foreign tax credits and the decrease in the FIN 48 reserve. The Company's effective tax rate for the year ended December 31, 2008 differed from the statutory rate as a result of the French Research Credit, reversal of the prior year FIN 48 reserve, and decrease in the valuation allowance related to foreign tax credits. The Company's effective tax rate for the year ended December 31, 2007 differed from the statutory rate as a result of the Company's repatriation of a non-cash dividend from GPI SAS; the related increase in the valuation allowance related to foreign tax credits, which are expected to expire before usage; and the refinement of the Company's previous estimate of the tax basis in fixed assets and intangibles.

        Pre-tax income (loss) by taxing jurisdictions for the years ended December 31, (in thousands):

	2008	2007
United States (GPI USA and Corporate)	$3,608	$(2,051)
France (GPI SAS)	2,218	3,108

Total pre-tax income	$5,826	$1,057

        Our corporate tax rate is calculated on a consolidated basis. Our corporate costs are not allocated to our French subsidiary, GPI SAS. Our corporate costs include such items as corporate management, regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. In 2008 and 2007, corporate costs total $1.9 million and $2.6 million, respectively.

Liquidity and Capital Resources

        Overview    As of December 31, 2008, we had $5.5 million in cash and cash equivalents and $7.6 million in current marketable securities. Of the cash and cash equivalents and marketable securities, $4.0 million is held by GPI USA and $9.1 million is held by GPI SAS. It may be impractical or costly to transfer cash from our French subsidiary to the United States due to unfavorable tax consequences. If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad. We believe that the combination of cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

        Working Capital (See Consolidated Balance Sheets)    Working capital totaled $21.9 million at December 31, 2008 compared to $16.9 million at December 31, 2007. Working capital increased by $5.0 million due to an increase in current assets of $2.2 million and a decrease in current liabilities of $2.8 million. The increase in current assets was due primarily to an increase in marketable securities and cash and cash equivalents of $3.8 million offset primarily by a decrease in other current assets of $0.7 million. The decrease in current liabilities was due primarily to decreases in accrued liabilities of $1.3 million and customer deposits of $1.3 million. The decrease in the accrued liabilities is primarily attributable to the $0.6 million payment for the Proposition 65 legal settlement.

        Cash Flow (See Consolidated Statements of Cash Flow)    Overall, our cash balance increased by $0.9 million from December 31, 2007 to December 31, 2008.

        Net cash flow provided by operating activities was $6.2 million during 2008 compared to net cash provided by operating activities of $1.4 million during 2007. In 2008, $7.4 million of cash was provided by net income-related activities and $1.0 million was provided by a decrease in operating assets, excluding cash. These increases were offset by a decrease in current liabilities of $2.2 million. In 2007, $3.8 million of cash was provided by net income-related activities. This was offset by $1.6 million increase in current assets and a decrease in current liabilities of $0.8 million.

        Our investing activities resulted in net cash used of $4.5 million for 2008, compared to net cash used of $2.0 million in 2007. This $2.5 million change is primarily attributable to an increase in net purchases of marketable securities of $3.8 million from 2008 compared to 2007 and a decrease in cash spent on acquisitions of property and equipment of $1.3 million.

        Net cash flow used in financing activities was $0.7 million during 2008 compared to net cash used in financing activities of $1.0 million during 2007. The change was primarily due to a $0.4 million reduction in long-term debt payments in 2008 compared to 2007.

        Line of Credit    In September 2008, GPI SAS secured a 1,000,000 euro line of credit for short term needs that expired in February 2009. As of December 31, 2008, this line of credit was fully available.

  Long-Term Debt

        In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party. Principal and interest payments were due quarterly until February 2008, at which time the loan was paid off. The loan had a fixed rate of interest of 5.1% per annum. The loan was guaranteed by our majority stockholder, Holding Wilson, S.A.

        In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates for six-month dollar deposits in the London market based on quotations of major banks, or LIBOR, but may not exceed 12% per annum. This loan is payable in arrears in equal monthly installments through March 2012, at which time the entire remaining principal balance of approximately $875,000 will be due and payable. There is no prepayment penalty.

        In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank. The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the building premises.

        In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum. The loan is repayable in fixed quarterly installments. The loan is secured by GPI SAS' marketable securities at the bank. GPI SAS must maintain a minimum balance of at least 500,000 euros ($696,000 at December 31, 2008). There are no prepayment penalties.

        Seasonality    Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. Nonetheless, it appears that the first quarter is typically one of the lowest revenue quarters for the year and operations may be impacted in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

        Las Vegas, Nevada Facilities    In May 1997, we purchased our corporate headquarters, an approximately 60,000 square foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, some manufacturing departments, and a graphics art department. Our Las Vegas headquarters secures a deed of trust issued under our outstanding term loan. See "Long-Term Debt" above.

        San Luis Rio Colorado, Mexico Facilities    We manufacture casino chips, playing cards, dice, plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square foot leased facility, a 46,000 square feet leased facility, and an approximately 66,000 square foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rent amount of approximately $0.35 per square foot or $28,000 The 80,000 square feet of leased facilities represents a 14,000 square foot increase effective April 1, 2008 to accommodate the relocation of our Las Vegas-based chip manufacturing operation to Mexico. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 17—Related Party Transactions.)

        Beaune, France Facilities    In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby, which we purchased in July 2006.

        Capital Expenditures    We plan to purchase approximately $2.1 million in property, plant and equipment in 2009. In 2008, we purchased $1.3 million of property, plant and equipment. Of that amount, $0.6 million was used to purchase machinery and equipment; $0.4 million was for building and leasehold improvements of which $0.2 million was for improvements necessary to accommodate the relocation of the injection molding department from Las Vegas to Mexico, $0.2 million was used to purchase injection molding tooling and $0.1 million was used to purchase vehicles, office furniture and computers..

        Cash Dividend    The Board of Directors presently does not intend to declare or pay any dividends for the foreseeable future. We did not declare any cash dividend on our common stock in 2008 or 2007.

        Backlog    At December 31, 2008, our backlog of orders, which is expected to be filled in 2009, amounted to $ 3.4 million for GPI USA and $9.6 million for GPI SAS. Over $8.0 million of the backlog for GPI SAS is for orders from two casinos in Asia, which were previously announced by the Company in its press release and a Form 8-K dated January 16, 2009. At December 31, 2007, our backlog was approximately $7.1 million for GPI USA and $4.0 million for GPI SAS.

Selected Quarterly Financial Information

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$12,125	$18,856	$13,820	$15,745	$60,546
Gross profit(1)	3,659	6,333	4,420	5,463	19,875
Operating (loss) income	(396)	2,407	1,318	2,011	5,340
Net (loss) income	$(412)	$1,850	$1,247	$1,802	$4,487

Net (loss) income per share:
Basic	$(0.05)	$0.23	$0.15	$0.22	$0.55

Diluted	$(0.05)	$0.23	$0.15	$0.22	$0.55

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net revenues	$8,921	$14,779	$15,196	$19,925	$58,821
Gross profit(1)	1,441	4,470	4,708	6,847	17,466
Operating (loss) income	(2,373)	289	958	1,988	862
Net (loss) income	$(1,490)	$440	$387	$903	$240

Net (loss) income per share:
Basic	$(0.18)	$0.05	$0.05	$0.11	$0.03

Diluted	$(0.18)	$0.05	$0.05	$0.11	$0.03

(1)
Certain amounts have been reclassified from selling, general and administrative expenses to cost of revenues which does not impact net income or earnings per share. The reclassification related to the shipping and receiving department and the purchasing department expenses. The amounts reclassified were $587,000 for 2008 ($136,000, $132,000, $160,000 and $159,000 for first, second, third and fourth quarter, respectively), and $510,000 for 2007 ($130,000, $145,000, $114,000 and $121,000 for first, second, third and fourth quarter, respectively).

Obligations and Commercial Commitments

        The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2008 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2008. Operating leases that are paid on a month-to-month basis are not included. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 - year	2 - 3 years	4 - 5 years	Beyond
Long term debt(1)	$2,196	$512	$806	$878	$—
Capital lease obligations	70	11	27	32	—
Purchase and other commitment obligations(2)	7,174	2,664	2,626	1,759	125
Interest	288	110	166	12	—
Operating leases	1,972	475	771	726	—

Total Contractual Cash Obligations	$11,700	$3,772	$4,396	$3,407	$125

(1)
The total represents the expected cash payments of our long-term debt, including the current portion, but excluding any fair value adjustments.

(2)
Amounts represent purchase obligations, agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and employment agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed, minimum or variable price provisions; and the approximate timing of the transaction, but excluding any agreements that are cancelable without penalty. A portion of the amounts for years 1 - 5 consist of estimated payments under contractual commitments to purchase raw materials from a certain supplier. Such estimated payments due are variable based on the actual mix of the materials to be purchased by us and are also subject to increase based on this supplier's costs. On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to this supplier based upon its default in delivering raw materials pursuant to the agreement. Nonetheless, the estimated contractual payments for purchasing materials have been included in the table above.

Related Party Transactions

        We lease two manufacturing facilities totaling approximately 80,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through December 2013 at the monthly rent amount of approximately $0.35 per square foot or $28,000. The 80,000 square feet represents a 14,000 square foot increase effective April 1, 2008, to accommodate the relocation of our Las Vegas-based chip manufacturing operations to Mexico. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 17—Related Party Transactions.)

        The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers. However, the General Manager of GPI Mexicana is neither a director nor an executive officer.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including write-downs of obsolete, excess or slow moving inventories; the depreciable lives of our fixed assets; the valuation of goodwill and other intangible assets; the recoverability of deferred tax assets; and the accounting for share-based compensation require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

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

Property and Equipment

        We have significant capital invested in our property and equipment, which represented approximately 29% and 32% of our total assets at December 31, 2008 and 2007, respectively. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates and the accuracy thereof affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations of the useful life and depreciation amounts established. However, a change in our estimates may result in an adjustment to depreciation expense or to the gain or loss realized on the disposal of assets, which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks with indefinite useful lives are not amortized but are reviewed for impairment, annually (as of December 31), and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142.

        Other intangible assets, such as patents, with definite lives are amortized, using the straight-line method over their economic useful live. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. See Note 15 of Consolidated Financial Statements for further details.

Share-based Compensation

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

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 for its marketable securities and the disclosure requirements are reflected in Note 2 of our Consolidated Financial Statements. The Company will adopt the remaining portions of SFAS 157 in 2009 and is assessing its potential impact.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement is not expected to impact the Company.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or the ability to renew or extend the arrangement. FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption of this FSP is not expected to have a material impact on the Company.

        In December 2008, The FASB issued Staff Position No. 132 (R), Employer's Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company is assessing the impact that adoption of this FSP may have.

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

        Foreign Currency Risk    There are two types of foreign currency exchange risks that we may be subject to—transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) transaction gains or losses are based on actual transactions that occur in a currency other than the functional currency of that entity, whereas, (ii) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency.

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

        The assets and liabilities of GPI SAS were translated into U.S. dollars at the rate of exchange at December 31, 2008 and December 31, 2007. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statements of income. As of December 31, 2008 and December 31, 2007 the US dollar to euro exchange rates were 1.3917 and 1.4718, respectively, which represents a 5.4% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2008 and 2007 were 1.4706 and 1.3706, which represents a 7.3% weaker dollar compared to the euro.

        For GPI Mexicana, the U.S. dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in gain (loss) on foreign currency transactions.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time-to-time we may enter into derivative currency contracts in order to hedge currency exposure. During 2007, in an effort to hedge against the weakening of the dollar, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million euros at a rate of $1.3732 in October 2007 which was the expected settlement date of a significant US dollar-based sales contract. The contract settled in October 2007 and we recorded a gain of $108,000 in gain (loss) on foreign currency transactions. We did not have any forwards, options, or other derivative contracts in place as of December 31, 2008.

        Interest Rate Risk    Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2008, we had total interest bearing debt and capital lease obligations of approximately $2.3 million. Of this amount, approximately $1.3 million has a fixed rate of interest; we believe that the fair value of these agreements approximate reported amounts.

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

Item 8.    Financial Statements and Supplementary Data.

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets at December 31, 2008 and 2007

  Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years
      Ended December 31, 2008 and 2007

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

  Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 15 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

/s/ MOSS ADAMS LLP

San Diego, California
March 30, 2009

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,547	$4,627
Marketable securities	7,561	4,730
Accounts receivable, less allowance for doubtful accounts of $342 and $327, respectively	5,422	5,811
Inventories	9,894	10,093
Prepaid expenses	431	487
Deferred income tax asset	691	893
Other current assets	790	1,459

Total current assets	30,336	28,100
Property and equipment, net	14,158	15,596
Goodwill	1,599	1,680
Other intangibles, net	783	1,023
Deferred income tax asset	1,666	1,514
Long-term marketable securities	696	736
Other assets, net	311	660

Total assets	$49,549	$49,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$523	$689
Accounts payable	2,613	2,964
Accrued liabilities	3,066	4,418
Customer deposits	1,432	2,715
Income taxes payable	312	27
Other current liabilities	459	406

Total current liabilities	8,405	11,219
Long-term debt, less current maturities	1,743	2,273
Deferred income tax liability	585	455
Other liabilities	—	209

Total liabilities	10,733	14,156

Commitments and contingencies—see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	19,033	18,766
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	17,312	12,825
Accumulated other comprehensive income	2,586	3,677

Total stockholders' equity	38,816	35,153

Total liabilities and stockholders' equity	$49,549	$49,309

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2008	2007
Revenues	$60,546	$58,821
Cost of revenues	40,671	41,355

Gross profit	19,875	17,466
Product development	201	419
Marketing and sales	4,263	4,303
General and administrative	10,071	11,882

Operating income	5,340	862
Other income (expense)
Gain (loss) on foreign currency transactions	268	(323)
Interest income	252	334
Interest expense	(137)	(190)
Other income, net	103	374

Income before income taxes	5,826	1,057
Income tax expense	1,339	817

Net income	$4,487	$240

Earnings per share:
Basic	$0.55	$0.03

Diluted	$0.55	$0.03

Weighted-average shares of common stock outstanding:
Basic	8,103	8,101

Diluted	8,184	8,242

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
OTHER COMPREHENSIVE INCOME

Years Ended December 31, 2008 and 2007

(in thousands, except share amounts)

		Common Stock					Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)			Additional Paid-In Capital	Treasury Stock	Retained Earnings
		Shares	Amount					Total
Balance, December 31, 2006		8,090,901	$81	$18,429	$(196)	$12,690	$1,580	$32,584
Net income	$240	—	—	—	—	240	—	240
Cumulative effect of adjustments resulting from the adoption of FIN 48 (Note 15)	—	—	—	—	—	(105)	—	(105)
Unrealized loss on securities,net of tax	(2)	—	—	—	—	—	(2)	(2)
Common stock options exercised	—	12,500	—	97	—	—	—	97
Stock compensation expense	—	—	—	220	—	—	—	220
Tax benefit from stock options exercised	—	—	—	20	—	—	—	20
Amortization of pension transition asset	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	2,112	—	—	—	—	—	2,112	2,112

Total comprehensive income	$2,337

Balance, December 31, 2007		8,103,401	81	18,766	(196)	12,825	3,677	35,153
Net income	$4,487	—	—	—	—	4,487	—	4,487
Stock compensation expense	—	—	—	290	—	—	—	290
Forfeiture of stock options	—	—	—	(23)	—	—	—	(23)
Amortization of pension transition asset	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	(1,078)	—	—	—	—	—	(1,078)	(1,078)

Total comprehensive income	$3,396

Balance, December 31, 2008		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2008	2007
Cash Flows from Operating Activities
Net income	$4,487	$240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,307	2,272
Amortization	128	222
Provision for bad debt	141	34
Deferred income taxes	(145)	632
Share-based compensation expense	290	220
Tax benefit on exercise of stock options	—	(20)
Loss on sale/disposal of property and equipment	133	311
(Gain) on sale of marketable securities	(90)	(106)
Loss on impairment of intangibles	118	—
Change in operating assets and liabilities:
Accounts receivable	(238)	(1,722)
Inventories	(63)	(285)
Prepaid expenses and other current assets	946	402
Non-current other assets	319	(1)
Accounts payable	130	(4)
Customer deposits	(1,247)	1,358
Accrued liabilities	(1,265)	(548)
Income taxes payable	425	(1,485)
Other current liabilities	(198)	(74)

Net cash provided by (used in) operating activities	6,178	1,446

Cash Flows from Investing Activities
Purchase of marketable securities	(37,766)	(24,881)
Proceeds from sale of marketable securities	34,591	25,482
Acquisition of property and equipment	(1,323)	(2,686)
Proceeds from sale of property and equipment	30	58

Net cash provided by (used in) investing activities	(4,468)	(2,027)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(693)	(1,089)
Proceeds from exercise of stock options	—	97
Tax benefit on exercise of stock options	—	20

Net cash provided by (used in) financing activities	(693)	(972)

Effect of exchange rate changes on cash	(97)	292

Net increase (decrease) in cash and cash equivalents	920	(1,261)
Cash and cash equivalents, beginning of period	4,627	5,888

Cash and cash equivalents, end of period	$5,547	$4,627

Supplemental disclosures of cash flow information:
Cash paid for interest	$135	$188
Cash paid for income taxes	$680	$1,205
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities/accounts payable	$42	$120
Property and equipment acquired by capital lease	$70	$—

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

        Gaming Partners International Corporation (GPIC or the Company), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combination and merger agreements: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana). GPI USA, formerly Paul-son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. The Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and after being purchased in 2000 by GPI SAS, eventually merged into GPI USA. GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. The Company has established brand names such as Paulson®, Bourgogne et Grasset®, or B&G, Bud Jones®, and T-K®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the "Company," "us," "we" or "our."

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

        The Company maintains cash and cash equivalents at a United States bank in excess of the federally insured limit of $250,000. The Company believes it is not exposed to any significant credit risk.

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

Accounts Receivables and Customer Deposits

        We perform ongoing credit evaluations of our customers and generally require a deposit. These customer deposits are classified as a current liability on the consolidated balance sheets.

        We also maintain an allowance for doubtful accounts (see Note 3) to state trade receivables at their estimated realizable value. This allowance applies to all customers and is estimated based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Various percentages are applied to the aged receivables. Additional amounts are recorded to the allowance based on our awareness of a particular customer's potential inability to meet its financial obligations. Should the need arise to write off an uncollectible receivable, management will assess the likelihood of collectibility. If it is deemed that collectibility is remote, with the proper review and approvals, management will write off the receivable.

Marketable Securities

        We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting For Certain Investments in Debt and Equity Securities (SFAS 115). We classify our SFAS 115 investments as available-for-sale and, as such, they are recorded on our consolidated balance sheets at estimated fair value and unrealized holding gains and losses are excluded from earnings and, instead, reported within accumulated other comprehensive income. The first-in, first-out method is used to determine the cost of securities disposed. Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. These investments are primarily held with one major financial institution in our name.

Inventories

        Inventories are stated at the lower of cost or market, net of write-downs for slow-moving, excess and obsolete items. Cost is determined using a weighted-average method at GPI SAS and a first-in, first-out method at GPI USA.

Property and Equipment

        Property and equipment are stated at cost, net of depreciation. We include capitalized lease equipment in our property and equipment for financial statement purposes. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and improvements	5 - 40
Furniture and equipment	5 - 20
Vehicles	5 - 7

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks with indefinite useful lives are not amortized but are reviewed for impairment, annually (as of December 31), and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142.

        Other intangible assets, such as patents, with definite lives are amortized, using the straight-line method over their economic useful life. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Long-Lived Assets

        In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the assets. Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows, which are largely independent of the cash flows of other groups of assets. We operate in only one primary marketplace (legalized casinos), it has only one identifiable business segment with a centralized business operation, and all cash flows are generated by this one segment and are not disaggregated. (See Note 12 for the presentation of the one business segment by geographic area.) Long-lived assets are principally real estate and production assets. We had no impairment losses for the years ended December 31, 2008 and 2007.

Capitalized Leases

        We include obligations from capitalized leases in our long and short-term debt captions for financial statement purposes.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time the products are deemed delivered. We typically sell our products with payment terms of net 30 days.

        Shipping costs billed to our customers have the related expense included in cost of revenues. Revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

        We offer a limited standard warranty on some of our products at GPI SAS. Warranty reserves are provided under the accrual basis and are based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Income Taxes

        We use SFAS 109, Accounting for Income Taxes, for financial accounting and reporting for income taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects, based on provisions of the enacted law, attributable to temporary differences and carry forwards.

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

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

Foreign Currency Transactions

        The financial statements of GPI SAS are measured using the euro as the functional currency. Assets and liabilities of GPI SAS are translated into the U.S. dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS 52, Foreign Currency Translation, and are shown within accumulated other comprehensive income.

        For GPI Mexicana, the US dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in gain (loss) on foreign currency transactions.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time-to-time, we may enter into derivative currency contracts in order to hedge currency exposure. During 2007, in an effort to hedge against the weakening of the dollar, GPI SAS entered into a forward currency contract to purchase approximately 1.6 million euros at a rate of $1.3732 in October 2007 which was the expected settlement date of a significant US dollar-based sales contract. The contract settled in October 2007 and we recorded a gain of $108,000 in gain (loss) on

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

foreign currency transactions. We did not have any derivative contracts in place as of December 31, 2007. No such contracts were entered into during 2008.

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

Share-based Compensation

        We account for our share-based compensation under SFAS 123(R), Share-Based Payment, using a modified prospective application. We recognized share-based compensation expense for all current award grants and for the unvested portion of previous award grants based on the previously determined grant date fair values. The Company attributes the expense on a straight-line basis over the vesting period of the awards.

Earnings per Share

        In accordance with SFAS 128, Earnings per Share, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of the potential exercise of common stock options. We have certain outstanding stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options are excluded from the computation of diluted net income per share for the respective fiscal years.

Reclassifications

        Certain 2007 amounts have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on revenues, net income, or total assets. These reclassifications include shipping and receiving department and purchasing department, which were initially recorded as general and administrative expenses in the prior year and are now in cost of revenues.

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

measurement. The provisions of this statement are generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB has issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. For items within its scope, FSP 157-2 defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 for its marketable securities and the disclosure requirements are reflected in Note 2 of our Consolidated Financial Statements. The Company will adopt the remaining portions of SFAS 157 in 2009 and is assessing its potential impact.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement is not expected to impact the Company.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles.. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the consolidated financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or the ability to renew or extend the arrangement. FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption of this FSP is not expected to have a material impact on the Company.

        In December 2008, The FASB issued Staff Position No. 132 (R), Employer's Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers'

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company is assessing the impact that adoption of this FSP may have.

Note 2. Marketable Securities

        Marketable securities consist of investments in securities offered by French banks, primarily bond portfolios. At December 31, marketable securities consisted of the following (in thousands):

	2008			2007
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$7,561	$—	$7,561	$4,730	$—	$4,730

Long-term marketable securities	$696	$—	$696	$736	$—	$736

        Long-term marketable securities include 500,000 euros ($696,000 at December 31, 2008 and $736,000 at December 31, 2007) which must be maintained as a minimum balance as security for a loan obtained in June 2006. See Note 9.

  Fair Value Measurement

        The Company presents its marketable securities at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets. For the year ended December 31, 2008, the fair value recognized on our marketable securities was $8.3 million, while at the year ended December 31, 2007, the fair value was $5.5 million. There were no assets or liabilities where Level 2 and 3 valuation techniques were used.

Note 3. Allowance for Doubtful Accounts

        A summary of provisions for estimated bad debts and the related write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Years Ended December 31,	Balance at Beginning of Year	Provisions	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2008	$327	$37	$(10)	$(12)	$342

2007	$335	$(34)	$5	$21	$327

        As of December 31, 2008, we had two customers that individually accounted for 14% and 10% of our accounts receivable balance. Subsequently, these customers made payments in the normal course of business. As of December 31, 2007 we had one customer that accounted for 10% of our accounts receivable balance. Subsequently, this customer made payments within the normal course of business.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventories

        Inventories consist of the following at December 31 (in thousands):

	2008	2007
Raw materials	$6,550	$6,550
Work in progress	1,475	1,969
Finished goods	1,869	1,574

Inventories	$9,894	$10,093

Note 5. Other Current Assets

        Other current assets consist of the following at December 31 (in thousands):

	2008	2007
Refundable value-added tax	$336	$349
Tax related assets	237	588
Deposits	157	406
Other assets	60	116

Total other current assets	$790	$1,459

Note 6. Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2008	2007
Land	$1,795	$1,818
Buildings and improvements	8,567	8,670
Furniture and equipment	17,633	19,290
Vehicles	693	746

	28,688	30,524
Less accumulated depreciation	(14,530)	(14,928)

Property and equipment, net	$14,158	$15,596

        Depreciation expense for the years ended December 31, 2008 and 2007 was $2,307,000 and $2,272,000, respectively.

Note 7. Goodwill and Other Intangible Assets

        Goodwill, which has an indefinite useful life, totaled $1,599,000 and $1,680,000 at December 31, 2008 and 2007, respectively. The amount of goodwill recorded on the books of GPI SAS for 2008 and 2007, was $1,399,000 and $1,480,000, respectively, which includes the net effect of foreign currency exchange of $225,000 and $306,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Other Intangible Assets (Continued)

        Trademarks, which also have an indefinite life, totaled $583,000 at December 31, 2008 and 2007. Other amortizing intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents(1)	$1,242	$(1,041)	$201	$1,242	$(825)	$417	8 - 18
Customer relationships	432	(432)	—	432	(409)	23	7

Total other intangibles	$1,674	$(1,473)	$201	$1,674	$(1,234)	$440

(1)
We completed an impairment test as of December 31, 2008, and adjusted the value of three patents. Two patents were deemed to have no expected future value and were written down to zero. A third patent, was adjusted downward to its estimated fair value based upon an expected cash flow analysis and will continue to be amortized. The total amount of the impairment for these three patents was approximately $118,000. This impairment loss is reflected in general and administrative expenses in the Consolidated Statements of Income and accumulated amortization in the table above.

        Amortization expense for the years ended December 31, 2008 and 2007 was $122,000 and $222,000, respectively. The following table provides estimated amortization expenses for the years ending December 31:

Estimated Amortization Expense for the Years Ending December 31,
(in thousands)
2009	$20
2010	20
2011	20
2012	19
2013	19
Thereafter	103

Total	$201

Note 8. Accrued Liabilities

        Accrued liabilities consist of the following at December 31 (in thousands):

	2008	2007
Accrued vacation, bonuses, and other employee costs	$1,367	$1,829
Accrued salaries and wages	746	959
Other accrued expenses	610	1,342
Accrued sales taxes	156	205
Accrued sales commissions	187	83

Total accrued liabilities	$3,066	$4,418

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Long-Term Debt and Pledged Assets

        Long-term debt consists of the following at December 31 (in thousands):

	2008	2007
Note payable due to a commercial bank through June 2011	$1,089	$1,584
Note payable due to a commercial bank through March 2012	925	938
Note payable due to a commercial bank through May 2011	182	268
Note payable due to an unaffiliated party through February 2008	—	161
Capital leases	70	11

Total debt	2,266	2,962
Less: current maturities	(523)	(689)

Long-term portion debt	$1,743	$2,273

        In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum. The loan is repayable in fixed quarterly installments of 80,638 euros ($112,224 at December 31, 2008). The loan is secured by GPI SAS' marketable securities at the bank in which GPI SAS must maintain a minimum balance of at least 500,000 euros (see Note 2). There are no prepayment penalties.

        In March 2002, GPI USA entered into a $995,000 loan transaction with a federal savings bank. The interest rate equals the greater of 8% per annum or 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum. The interest rate cannot increase or decrease by more than two percentage points per annum during any twelve-month period or one-half percentage point per annum during any three month period. The interest rates as of December 31, 2008 and 2007 were 8.00% and 8.625% respectively. The Loan is payable in arrears in equal monthly installments of principal and interest (currently approximately $7,300) (based upon a thirty year amortization schedule) beginning April 1, 2002 and continuing on the first day of each month through March 1, 2012, at which time the entire remaining principal balance of approximately $875,000 will be due and payable. The Loan is secured by a Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing (Deed of Trust) encumbering the Company's Las Vegas, Nevada headquarters. GPIC executed a Guaranty in favor of this federal savings bank by which GPIC guaranteed the obligations of GPI USA under the Loan and Deed of Trust and the related loan documents executed in connection with the Loan. There is no prepayment penalty. The Deed of Trust restricts GPI USA from encumbering or transferring (1) the Company's Las Vegas, Nevada headquarters; and (2) ownership interests in GPI USA. Further, the Deed of Trust also grants to this federal savings bank a security interest in GPI USA's personal property, including, but not limited to, inventory, machinery, furniture, fixtures, licenses and income.

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

        Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2008 are as follows (in thousands):

Fiscal Year	Capital Leases	Long-term Debt	Total
2009	$21	$512	$533
2010	21	531	552
2011	21	275	296
2012	21	878	899
2013	17	—	17
Thereafter	—	—	0

Total	101	2,196	2,297
Less: amount representing interest	(31)	—	(31)

Total of present value of minimum lease payments and long term debt	70	2,196	2,266
Less: current maturities	(11)	(512)	(523)

Total long-term portion of obligations	$59	$1,684	$1,743

Note 10. Commitments and Contingencies

  Operating Lease Commitments

        The Company has various operating leases that are used in the normal course of business. Our operating leases consist of building and storage rental expenses and equipment and vehicle rental expenses.

        The following schedule reflects our future minimum lease payments under operating leases including related party payments (see Note 17) as of December 31, 2008 (in thousands):

Fiscal Year	Minimum Lease Payments
2009	$475
2010	401
2011	370
2012	371
2013	355

Total	$1,972

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

        The following schedule reflects the rental expenses paid by type of operating lease for the years ended December 31 (in thousands):

	Operating Lease Rental Expenses
	2008	2007
Building and storage rental	$433	$420
Equipment and vehicle rental	63	164

Total operating lease expenses	$496	$584

  Legal Proceedings and Contingencies

        Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

        On September 6, 2007, The Center for Environmental Health (CEH), a non-profit environmental advocacy group, filed its first amended complaint against Gaming Partners International USA, Inc. (GPI USA) and card rooms (the Card Room Defendants) that purchased gaming chips manufactured by GPI USA. The complaint was filed in the Superior Court of California, County of Alameda, under Case No. RG07336796. CEH had previously served GPI USA and the Card Room Defendants with a 60-day Notice of Violation (NOV), which is a pre-condition to bringing a private action under the California Safe Drinking Water and Toxic Enforcement Act, also known as Proposition 65. Proposition 65 requires that persons in the course of doing business in California provide a clear and reasonable warning before exposing anyone to chemicals known to the State of California to cause cancer and/or reproductive harm. The CEH action alleged that Paulson® brand gaming chips manufactured by GPI USA and distributed in California contain lead, a Proposition 65 listed chemical, and that GPI USA and the Card Room Defendants failed for a three-year period to provide the required warning in connection with the sale and use of the chips. CEH sought, and Proposition 65 authorizes, civil penalties and injunctive relief as well as recovery of costs and legal fees. GPI USA received and accepted tenders of defense from twenty-one of the twenty-four Card Room Defendants named in the action, all of whom purchased gaming chips from GPI USA without knowledge that the chips contained lead and may have been subject to Proposition 65 warning requirements. On August 1, 2008, a consent judgment was entered and approved by the court by which GPI USA reached a $575,000 settlement with CEH on its own behalf as well as on behalf of the owners of the twenty-one Card Room Defendants for whom GPI USA previously accepted tenders of defense. As of August 31, 2008, GPI USA had fully complied with all requirements of the consent judgment.

        On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as "Lead Plaintiff." On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell,

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants' Motion to Dismiss was thereafter granted and an Order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiffs filed a Second Amended Complaint on January 9, 2009. Defendants Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009 and remains pending.

        On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL. Defendants filed a motion to dismiss the complaint on June 30, 2008 claiming, among other things, that the complaint should be dismissed for failure to make a demand on the directors. Defendants' motion was granted after a hearing conducted on October 16, 2008. The Judgment and the Court's Order Granting the Motion to Dismiss the Complaint without prejudice was entered on October 29, 2008. By letter dated January 14, 2009, plaintiff's counsel made a formal demand that the members of the Board of Directors of Gaming Partners International Corporation take action to remedy alleged breaches of fiduciary duties by certain current and former executive officers and directors of the Company, specifically Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes. The Board of Directors of GPIC has appointed a Special Litigation Committee to commence an investigation into the matters raised in the demand letter and will respond to counsel for plaintiff after it reviews the Committee's report.

        On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company has engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned. The Company has filed a motion to dismiss the complaint and that motion remains pending.

        The French Tax Administration completed an audit of GPI SAS for tax years 2004, 2005, and 2006 and in March 2007 sent a notice seeking additional taxes of 551,000 euros based on their findings. In July 2007, they revised their assessment to 531,000 euros. In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim. Therefore, the Company reversed the accrual of $217,000 that had been made under Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). The impact of this reversal was a non-cash income tax benefit of $209,000, and a credit to Accumulated Other Comprehensive Income of $8,000.

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

        On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement. On January 22, 2009, the supplier filed a complaint against the Company in Illinois seeking a preliminary injunction in connection with the exclusive purchase agreement alleging a right to pre-payment. The Company's motion to dismiss the supplier's complaint remains pending in the United States District Court for the Southern District of Illinois. Please refer to "Legal Proceedings" above for further information.

        On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for. We are now acquiring the raw materials directly from the manufacturer, who no longer has any exclusive supply agreements with our former supplier.

  Line of Credit

        In September 2008, GPI SAS secured a 1,000,000 euro line of credit for short term needs that expired in February 2009. As of December 31, 2008, this line of credit was fully available.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

  Employment Agreements

        The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate to approximately $1.2 million as of December 31, 2008.

Note 11. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consists of the following as of December 31 (in thousands):

	2008	2007
Foreign currency translation	$2,541	$3,620
Unrecognized pension transition asset, net of tax	45	57

	$2,586	$3,677

Note 12. Geographic and Product Line Information

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

        The following table present certain data by geographic area as of and for the years ended December 31 (in thousands):

	2008		2007
Revenues
United States	$36,710	60.6%	$31,576	53.7%
Europe (includes Russia)	5,704	9.4%	5,565	9.5%
Asia(1)	13,549	22.4%	18,712	31.8%
Other(2)	4,583	7.6%	2,968	5.0%

Total	$60,546	100.0%	$58,821	100.0%

    (1)
    Primarily Macau for 2008 and 2007.

    (2)
    Includes Canada, Africa, Australia, South America, and other countries.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Geographic and Product Line Information (Continued)

        The following table represents our net sales by product line for the years ended December 31, (in thousands):

	2008		2007
Casino chips:
American-style casino chips	$30,182	49.9%	$30,853	52.5%
European-style casino chips	8,245	13.6%	7,049	12.0%

Total casino chips	38,427	63.5%	37,902	64.5%
Table layouts	5,154	8.5%	5,016	8.5%
Playing cards	4,149	6.9%	3,880	6.6%
Gaming furniture	3,580	5.9%	3,293	5.6%
Dice	1,901	3.1%	2,074	3.5%
Table accessories and other products	5,226	8.6%	4,523	7.7%
Shipping	2,109	3.5%	2,133	3.6%

Total	$60,546	100.0%	$58,821	100.0%

        Sales generated by GPI USA primarily are to casinos in the United States. Sales generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe. One customer comprised 5% and 9% of sales for 2008 and 2007, respectively, while another customer comprised 6% and less than 1% of sales for 2008 and 2007, respectively.

        The following table represents our property and equipment by geographic area as of December 31 (in thousands):

	2008	2007
Property and equipment, net:
United States(1)	$3,857	$6,047
France	6,971	8,201
Mexico(1)	3,330	1,348

Total	$14,158	$15,596

    (1)
    In the second quarter of 2008, we moved the production of our injection molded casino chips and the related property and equipment from Las Vegas to Mexico.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Geographic and Product Line Information (Continued)

        The following table represents goodwill and intangibles by geographic area as of December 31 (in thousands):

	2008	2007
Goodwill and intangibles, net:
United States(1)	$983	$1,223
France	1,399	1,480

Total	$2,382	$2,703

    (1)
    We completed an impairment test as of December 31, 2008, and adjusted the value of three patents. Two patents were deemed to have no expected future value and were written down to zero. A third patent, was adjusted downward to its estimated fair value based upon an expected cash flow analysis and will continue to be amortized. The total amount of the impairment for these three patents was approximately $118,000. This impairment loss is reflected in general and administrative expenses in the Consolidated Statements of Income.

Note 13. Pension Plans

        GPI SAS sponsors a noncontributing, defined benefit plan for both its salaried and hourly-rated employees who meet certain age and service requirements. The plan calls for a lump sum benefit to be paid to eligible employees at retirement based on years of participation and compensation rates in the

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pension Plans (Continued)

last years prior to retirement. The following amounts relate to GPI SAS' defined benefit pension plan as of December 31 (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$367	$322
Service cost	34	34
Interest cost	19	16
Actuarial (loss)	(37)	(43)
Benefits paid	(9)	—
Effect of foreign exchange rate changes	(21)	38

Benefit obligation at end of year	353	367

Change in plan assets:
Fair value of plan assets at beginning of year	545	477
Actual (loss) return on plan assets	(60)	11
Benefits paid	(9)	—
Effect of foreign exchange rate changes	(26)	57

Fair value of plan assets at end of year(1)	450	545

Funded status and prepaid benefit cost	$97	$178

    (1)
    Comprised of equity securities.

	2008	2007
Weighted-average assumptions:
Discount rate	5.10%	4.80%
Rate of compensation increase	2.50%	2.00%

        The accumulated benefit obligation at December 31, 2008 was $236,000.

        In accordance with SFAS 158, the unrealized transition asset at the beginning of 2006 was recorded into other comprehensive income. It continues to be amortized over a 15-year period that started in April 1998. In 2008 and 2007, we did not make any contribution to the pension plan, and we do not expect to make contributions to the pension plan in 2009. In 2008 and 2007, the prepaid benefit costs of $97,000 and $178,000, respectively, were recognized in the consolidated balance sheets as deposits in other assets.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pension Plans (Continued)

        Net pension (benefit) expense for the years ended December 31 consisted of the following (in thousands):

	2008	2007
Service cost-benefits earned during the period	$34	$34
Interest expense on benefit obligation	19	16
Actual loss (return) on plan assets	60	(11)
Actuarial (gain)	(37)	(43)
Amortization of unrecognized transition asset	(20)	(18)

Total	$56	$(22)

        Projected benefit payments from the plan as of December 31, 2008 are estimated to be $49,000 in 2009, $0 for 2010 through 2014, and an aggregate of $41,000 for 2015 through 2018.

        We maintain a 401(k) plan for employees in the United States who work over one year and are 21 years of age or older. Contributions to the plan are based on the amounts contributed by the eligible employees. Eligible employees can elect to contribute up to the lesser of the IRS limit or fifteen percent of their earnings into the plan. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant's wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2008, and 2007 under the combined plan were $60,000 and $54,000, respectively.

Note 14. Stock Option Programs and Share-based Compensation Expense

  Stock Option Programs

        We have two stock option programs: the 1994 Long-Term Incentive Plan (Incentive Plan) and the 1994 Directors' Stock Option Plan, as amended (Directors' Plan).

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

        The Directors' Plan provides that each non-employee director, upon joining the Board of Directors, will receive an option to purchase 6,000 shares of common stock. The initial option grant vests over a three-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors. Options granted after the initial option grant vest immediately and are exercisable after six months.

        In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors' Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; (ii) include authorization by

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock Option Programs and Share-based Compensation Expense (Continued)

the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. In connection with the amendment to the Directors' Plan, the Company filed a registration statement on Form S-8 on July 8, 2008, to register the underlying shares.

        In the second quarter of 2008, a total of 40,000 discretionary stock options were granted to three directors for board services performed in excess of their normal board responsibilities. The resulting share-based compensation expense was $154,000. All other 2008 grants have been non-discretionary. Also in the second quarter of 2008, 10,000 vested options expired and we reversed $23,000 from the deferred tax asset.

        The following is a summary of stock option activity for the years ended December 31, 2008 and 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	347,500	$5.02
Granted	17,500	13.62
Cancelled	—
Exercised	12,500	7.77

Outstanding at December 31, 2007	352,500	5.35
Granted	56,500	6.50
Cancelled	—
Expired	10,000	18.46
Exercised	—

Outstanding at December 31, 2008	399,000	$5.18	4.5 yrs	$559

Exercisable at December 31, 2008	382,500	$4.95	4.3 yrs	$553

        For the year ended December 31, 2008, there were no options exercised and for the year ended December 31, 2007, the total intrinsic value of options exercised was $157,000.

  Share based Compensation Expense

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock Option Programs and Share-based Compensation Expense (Continued)

        The following table summarizes the assumptions used, and related information, for option activity for the periods indicated.

	2008	2007
Option valuation assumptions:
Dividend yield	None	None
Expected volatility	61.6%	71.8%
Risk free interest rate	2.92%	4.63%
Expected term of options	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$3.71	$8.99
Exercises under all share-based payment arrangements:
Cash received	$—	$97,000
Tax benefit realized from option exercises	$—	$20,000

        The following table summarizes our reported share-based compensation expense included in our consolidated statements of income as of December 31 (in thousands):

	2008	2007
General & administrative-share-based compensation	$290	$220
Tax benefit	(104)	(79)

Total share-based compensation, net of tax benefit	$186	$141

        As of December 31, 2008, there was a total of $49,000 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows (in thousands):

Fiscal Year	Amount
2009	$38
2010	11

Total	$49

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Tax Matters

        The following table provides an analysis of the Company's provision for income taxes for the years ended December 31 (in thousands):

	2008	2007
Current:
U.S. Federal	$966	$21
U.S. State	22	7
France	143	779

Total Current	1,131	807

Deferred:
U.S. Federal	18	(545)
U.S. State	13	(7)
France	177	562

Total Deferred	208	10

Provision for income taxes	$1,339	$817

        Pre-tax income (loss) consisted of the following (in thousands):

	2008	2007
United States	$3,608	$(2,051)
France	2,218	3,108

Pre-tax income	$5,826	$1,057

        A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2008	2007
Computed expected income tax expense	34.0%	34.0%
Adjustments:
Foreign dividends and IRC Sec 78 and 956 inclusions net of foreign tax credits	0.0%	(10.5)%
Non-deductible expenses	(0.6)%	9.9%
State taxes	0.8%	(0.8)%
Change in valuation allowance	(3.2)%	74.0%
French gain (loss) on U.S. note receivable	0.0%	1.3%
French Research Credit	(3.9)%	0.0%
FIN 48 Reserve	(3.6)%	0.0%
True-ups	(0.8)%	(22.6)%
Other, net	0.3%	(8.0)%

Income tax expense	23.0%	77.3%

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Tax Matters (Continued)

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

        For state income tax purposes, the Company has approximately $1,123,000 in net operating loss carry forwards. These net operating loss carry forwards expire in 2011 through 2027. The determination of the state net operating loss carry forwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carry forwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws. The Company continues to record a full valuation allowance on state deferred assets due to the uncertainty of future state taxable income.

        The primary components of the net deferred income tax assets at December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Operating loss carry forwards	$71	$147
Bad debt reserves and inventory	608	668
French deferred assets	40	49
Stock compensation	525	450
Fixed assets	384	337
Intangibles	855	857
Tax credits	4,255	4,478
Other	81	197

Total gross deferred tax assets	6,819	7,183
Less: valuation allowance	(4,462)	(4,776)

Total net deferred tax assets	2,357	2,407

Deferred tax liabilities:
French deferred liabilities	585	455

Total deferred tax liabilities	585	455

Deferred tax assets, net	$1,772	$1,952

        In 2006, we provided deferred taxes on the excess book basis in the shares of GPI SAS, as the Company intended to receive non-cash dividends from our French subsidiary in 2007. As of December 31, 2007, all anticipated non-cash dividends have been distributed. The Company has no further plans on repatriating earnings from GPI SAS and, accordingly, will not provide deferred taxes for any excess book basis in GPI SAS. These earnings are considered permanently reinvested, as it is

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Tax Matters (Continued)

management's intention to reinvest foreign profits to finance foreign operations. Nonetheless, the Company's tax basis exceeded its book basis in GPI SAS as of December 31, 2008.

  Tax Uncertainties

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. Below are the issues for 2007 and 2008.

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

        The French Tax Administration completed their audit of GPI SAS for tax years 2004, 2005 and 2006. On March 29, 2007, we received a notice seeking additional taxes of 551,000 euros based on their findings. In July 2007, we were notified they had revised their assessment to 531,000 euros ($782,000 at December 31, 2007). In June 2008, after a discussion of the merits of the assessment, the French Tax Administration agreed with our position that no additional taxes were due and renounced its claim. Therefore, the Company reversed the accrual of $217,000 that had been made under FIN 48. The impact of this reversal was a non-cash income tax benefit of $209,000.

        After the change described above regarding the resolution of the French Tax Administration audit, there are no unrecognized tax benefits as of December 31, 2008.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Tax Matters (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$209
Reductions due to settlements with taxing authorities	(209)
Foreign currency translation	—

Balance at December 31, 2008	$—

        The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes on the statement of operations. The Company does not anticipate that the total amount of its unrecognized tax benefits will significantly change during the next twelve months.

Note 16. Earnings per Share (EPS)

        In accordance with SFAS 128, Earnings per Share, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option exercises. Potentially dilutive securities are not taken into account when their effect would be antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows (in thousands):

	2008	2007
Weighted average number of common shares outstanding—Basic	8,103	8,101
Potential dilution from equity grants	81	141

Weighted average number of common shares outstanding—Diluted	8,184	8,242

        We have certain outstanding stock options to purchase common stock, which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. Outstanding antidilutive options for the years ended December 31, 2008 and 2007 amounted to 81,000 and 42,000.

Note 17. Related Party Transactions

        We lease two manufacturing facilities totaling approximately 80,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through December 2013 at the monthly rent amount of approximately $0.35 per square foot or $28,000. The 80,000 square feet represents a 14,000 square foot increase effective April 1, 2008, to accommodate the relocation of our Las Vegas-based chip manufacturing operations to Mexico.

        The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers. However, the General Manager of GPI Mexicana is neither a director nor an executive officer.

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

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2008. Based upon this evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2008, the end of the period covered by this annual Form 10-K, the Company's disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

        Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          (2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America,

          (3)   provide reasonable assurance that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

          (4)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The sections labeled "Nominees for Election of Directors," "Board of Directors and Committees of the Board," "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" and "Executive Officers" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, are incorporated herein by reference.

Item 11.    Executive Compensation.

        The section labeled "Executive Compensation" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2008 about our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Numbers of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	399,000	(1)	$5.18	258,000	(2)
Equity compensation plans not approved by security holders	None	(3)	None	None

Total	399,000		$5.18	258,000

(1)
Reflects outstanding options to purchase 300,000 shares of common stock granted under our 1994 Long-Term Incentive Plan, and options to purchase 99,000 shares of common stock granted under our 1994 Directors' Stock Option Plan.

(2)
These shares were available for future issuance under our 1994 Directors' Stock Option Plan.

(3)
Does not include options to purchase 150,000 shares of common stock to be granted to Gregory S. Gronau on May 6, 2009 pursuant to the terms of his employment agreement dated October 28, 2008. The Company will ask its stockholders to approve the option grant at its 2009 Annual Meeting of Stockholders.

        See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14 for additional information about our equity-based compensation plans.

        The sub-section labeled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The sub-section labeled "Certain Relationships and Related Transactions" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The sub-section labeled "Principal Accountant Fees and Services" of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1)    Financial Statements

    Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2008 and 2007.
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2008 and 2007.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.
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
3.02
Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K for the year ended December 31, 2006.
3.03
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007.
4.01
Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K for the year ended December 31, 2006.
10.01
Paul-Son Gaming Corporation 1994 Directors' Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to: Annex A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008.*
10.02	Paul-Son Gaming Corporation 1994 Long-Term Incentive Plan (as amended July 29, 1996) incorporated herein by reference from our Registration Statement on Form S-8 dated April 28, 1997, Exhibit 10.01.*

10.03	Promissory Note secured by Deed of Trust dated February 22, 2002, in favor of Jackson Federal Bank; Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing dated February 22, 2002; Repayment Guaranty dated February 22, 2002; Subordination and Attornment Agreement dated February 22, 2002; and Assignment of Leases and Rents dated February 22, 2002, incorporated by reference from our Form 8-K dated March 5, 2002, Item 7, Exhibit 10.01.
10.04
Loan Agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribas, S.A., as lender, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.05
Loan Agreement dated June 29, 2006 between Lyonnaise de Banque and Gaming Partners International SAS (English translation of French-language document) incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.
10.06	Offer letter effective December 7, 2006, relating to David W. Grimes, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 7, 2006.*
10.07
Employment Agreement dated September 12, 2007 between Gerard P. Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*
10.08	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008.*
10.09	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee.
21.01	List of subsidiaries, incorporated by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2005.
23.01	Consent of Moss Adams LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14 (a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated March 30, 2009 reporting financial results for the three months and year ended December 31, 2008.

*
Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 30, 2009	By:	/s/ GERARD P. CHARLIER Gerard P. Charlier President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By:	/s/ GERARD P. CHARLIER Gerard P. Charlier Director, President and Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2009	By:	/s/ DAVID W. GRIMES David W. Grimes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 30, 2009	By:	/s/ ERIC P. ENDY Eric P. Endy Director
Date: March 30, 2009	By:	/s/ MARTIN A. BERKOWITZ Martin A. Berkowitz Director
Date: March 30, 2009	By:	/s/ ALAIN THIEFFRY Alain Thieffry Director
Date: March 30, 2009	By:	/s/ CHARLES R. HENRY Charles R. Henry Director
Date: March 30, 2009	By:	/s/ ROBERT J. KELLY Robert J. Kelly Director
Date: March 30, 2009	By:	/s/ ELIZABETH CARRETTE Elizabeth Carrette Director