Form 10-Q
period 2009-03-31
Gaming Partners International CORP
filed 2009-05-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 11, 2009 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,516	$5,547
Marketable securities	8,857	7,561
Accounts receivable, less allowance for doubtful accounts of $424 and $342,
respectively	3,096	5,422
Inventories	11,014	9,894
Prepaid expenses	399	431
Deferred income tax asset	887	691
Other current assets	867	790
Total current assets	32,636	30,336
Property and equipment, net	13,432	14,158
Goodwill	1,538	1,599
Other intangibles, net	779	783
Deferred income tax asset	1,666	1,666
Long-term marketable securities	665	696
Other assets, net	267	311
Total assets	$50,983	$49,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$506	$523
Accounts payable	2,545	2,613
Accrued liabilities	3,076	3,066
Customer deposits	4,767	1,432
Income taxes payable	15	312
Other current liabilities	435	459
Total current liabilities	11,344	8,405
Long-term debt, less current maturities	1,580	1,743
Deferred income tax liability	509	585
Total liabilities	13,433	10,733
Commitments and contingencies - see Note 6
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	19,083	19,033
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	16,813	17,312
Accumulated other comprehensive income	1,769	2,586
Total stockholders’ equity	37,550	38,816
Total liabilities and stockholders’ equity	$50,983	$49,549

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$8,943	$12,125
Cost of revenues	6,530	8,467
Gross profit	2,413	3,658

Product development	143	54
Marketing and sales	983	1,162
General and administrative	2,180	2,838
Operating loss	(893)	(396)
Other income (expense)
Gain (loss) on foreign currency transactions	93	(259)
Interest income	49	56
Interest expense	(28)	(38)
Other income, net	17	3
Loss before income taxes	(762)	(634)
Income tax benefit	(263)	(222)
Net loss	$(499)	$(412)

Earnings per share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Weighted-average shares of common stock outstanding:
Basic	8,103	8,103
Diluted	8,103	8,103

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net loss	$(412)	-	-	-	-	(412)	-	(412)
Unrealized gain on securities,net of tax	1	-	-	-	-	-	1	1
Share-based compensation expense	-	-	-	40	-	-	-	40
Amortization of pension transition
asset	(4)	-	-	-	-	-	(4)	(4)
Foreign currency translation
adjustment	1,324	-	-	-	-	-	1,324	1,324
Total comprehensive income	$909
Balance, March 31, 2008		8,103,401	$81	$18,806	$(196)	$12,413	$4,998	$36,102

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(499)	-	-	-	-	(499)	-	(499)
Share-based compensation expense	-	-	-	50	-	-	-	50
Amortization of pension transition
asset	(3)	-	-	-	-	-	(3)	(3)
Foreign currency translation
adjustment	(814)	-	-	-	-	-	(814)	(814)
Total comprehensive loss	$(1,316)
Balance, March 31, 2009		8,103,401	$81	$19,083	$(196)	$16,813	$1,769	$37,550

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(499)	$(412)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	487	564
Amortization	6	32
Provision for bad debt	89	15
Deferred income taxes	(243)	(430)
Share-based compensation expense	50	40
Loss on sale/disposal of property and equipment	-	22
(Gain) on sale of marketable securities	(15)	(24)
Change in operating assets and liabilities:
Accounts receivable	2,471	2,896
Inventories	(1,272)	(1,869)
Prepaid expenses and other current assets	(223)	531
Non-current other assets	29	30
Accounts payable	(274)	(312)
Customer deposits	3,292	1,554
Accrued liabilities	68	(978)
Income taxes payable	(297)	399
Other current liabilities	146	(93)
Net cash provided by (used in) operating activities	3,815	1,965

Cash Flows from Investing Activities
Purchase of marketable securities	(9,875)	(9,733)
Proceeds from sale of marketable securities	8,298	8,469
Acquisition of property and equipment	(70)	(459)
Proceeds from sale of property and equipment	-	4
Net cash provided by (used in) investing activities	(1,647)	(1,719)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(121)	(306)
Net cash provided by (used in) financing activities	(121)	(306)
Effect of exchange rate changes on cash	(78)	188
Net increase (decrease) in cash and cash equivalents	1,969	128
Cash and cash equivalents, beginning of period	5,547	4,627
Cash and cash equivalents, end of period	$7,516	$4,755

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$38
Cash paid for income taxes	$292	$(367)
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities/accounts payable	$-	$8

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.           Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC), a Nevada corporation, was formerly known as Paul-Son Gaming Corporation and owns, directly or indirectly, three subsidiaries as the result of various combinations and mergers: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana).  GPI USA, formerly Paul-Son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas.  The former Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and, after being purchased in 2000 by GPI SAS, eventually merged into GPI USA.  GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.  The Company has established brand names such as Paulson®; Bourgogne et Grasset®, or B&G; Bud Jones®; and T-K®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

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

Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2008.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation. These reclassifications had no effect on our net income. These reclassifications include shipping and receiving department and purchasing department, which were recorded as general and administrative expenses in the prior year and are now in cost of revenues. These amounts are presented consistently with those presented in the Company’s Form 10-K for the year ended December 31, 2008 including the quarterly information contained therein.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The provisions of this statement were generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. For items within its scope, FSP 157-2 deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157, evaluated its impact, and concluded that the impact is immaterial at this time.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement has not had an impact on the Company.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the consolidated financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP did not have a material impact on the Company.

In December 2008, The FASB issued Staff Position No. 132 (R), Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its annual Form 10-K.

Note 2.           Marketable Securities

Available for sale marketable securities consist of investments in securities offered by French banks, primarily bond portfolios (in thousands):

	March 31, 2009			December 31, 2008
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$8,857	$-	$8,857	$7,561	$-	$7,561
Long-term marketable securities	$665	$-	$665	$696	$-	$696

Long-term marketable securities include 500,000 euros ($665,000 at March 31, 2009), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Fair Value Measurement

The Company presents its marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets.  As of  March 31, 2009, the fair value of our marketable securities was $9.5 million, while at  December 31, 2008, the value was $8.3 million.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$5,682	$6,550
Work in progress	3,569	1,475
Finished goods	1,763	1,869
Inventories	$11,014	$9,894

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$1,781	$1,795
Buildings and improvements	8,650	8,567
Furniture and equipment	17,485	17,633
Vehicles	716	693
	28,632	28,688
Less accumulated depreciation	(15,200)	(14,530)
Property and equipment, net	$13,432	$14,158

Depreciation expense for the three months ended March 31, 2009 and 2008 was $487,000 and $564,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

Goodwill, which has an indefinite useful life, totaled $1,538,000 and $1,599,000 at March 31, 2009 and December 31, 2008, respectively.  The amount of goodwill recorded on the books of GPI SAS at March 31, 2009 and December 31, 2008 was $1,338,000 and $1,399,000, respectively, which includes the net effect of foreign currency exchange of $164,000 and $225,000, respectively.  Trademarks, which also have an indefinite life, totaled $583,000 at March 31, 2009 and December 31, 2008.

Other intangible assets consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$1,242	$(1,046)	$196	$1,242	$(1,041)	$201	8-18
Customer relationships	432	(432)	-	432	(432)	-	7

Total other intangibles	$1,674	$(1,478)	$196	$1,674	$(1,473)	$201

Amortization expense for other intangible assets for the three months ended March 31, 2009 and 2008 was $5,000 and $32,000, respectively.

Note 6.           Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company has engaged counsel and intends to vigorously defend against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an Order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiffs filed a Second Amended Complaint on January 9, 2009. Defendants Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009 and remains pending.

On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL. Defendants filed a motion to dismiss the complaint on June 30, 2008 claiming, among other things, that the complaint should be dismissed for failure to make a demand on the directors. Defendants’ motion was granted after a hearing conducted on October 16, 2008. The Judgment and the Court’s Order granting the Motion to Dismiss the Complaint without prejudice was entered on October 29, 2008. By letter dated January 14, 2009, plaintiff’s counsel made a formal demand that the members of the Board of Directors of Gaming Partners International Corporation take action to remedy alleged breaches of fiduciary duties by certain current and former executive officers and directors of the Company, specifically Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes. The Board of Directors of GPIC appointed a Special Litigation Committee to investigate the matters raised in the demand letter.  After a thorough investigation, the Special Litigation Committee reported its findings to the Board of Directors concluding that the claims are unfounded and that no action concerning the allegations in the demand letter is required or necessary.

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company has engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned.  On April 7, 2009, plaintiff filed an Amended Complaint.  On April 24, 2009, the Company filed a motion to dismiss certain claims in the Amended Complaint and that motion remains pending.  Please refer to further discussion under “Commitments.”

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI SAS entered into an exclusive patent license agreement with Enpat, Inc.  Over the years, these patents were subsequently sold to Shuffle Master Inc. and later to International Game Technology.  The agreement grants GPIC the exclusive rights to manufacture and distribute gaming chips and readers in the United States under the patents for a gaming chip tracking system and method, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or Radio Frequency Identification Devices (RFID) technology. The duration of the exclusive agreement is for the life of the patents, which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represented prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North

America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement. On January 22, 2009, the supplier filed a complaint against the Company in Illinois seeking a preliminary injunction in connection with the exclusive purchase agreement alleging a right to pre-payment. On April 7, 2009, the supplier filed an Amended Complaint. On April 24, 2009, the Company filed a motion to dismiss certain claims of the supplier’s amended complaint and that motion remains pending in the United States District Court for the Southern District of Illinois. Please refer to “Legal Proceedings and Contingencies” above for further information.

On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for. We are now acquiring the raw materials directly from the manufacturer, who no longer has any exclusive supply agreements with our former supplier.

Line of Credit

In September 2008, GPI SAS secured a 1,000,000 euro line of credit for short term needs that expired in February 2009.

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation	$1,727	$2,541
Unrecognized pension transition asset, net of tax	42	45
	$1,769	$2,586

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

The following table presents certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Revenues
United States	$5,577	62.4%	$5,255	43.3%
Europe (includes Russia)	689	7.7%	1,528	12.6%
Asia(1)	1,486	16.6%	4,292	35.4%
Other(2)	1,191	13.3%	1,050	8.7%
Total	$8,943	100.0%	$12,125	100.0%

(1) Primarily Macau.

(2) Includes Canada, Africa, Australia, South America, and other countries.

Sales by GPI USA are primarily to casinos in the United States.  Sales by GPI SAS are primarily casino chips to casinos in Asia and Europe.

The following table presents our net sales by product (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Casino chips:
American-style casino chips	$4,555	50.9%	$3,819	31.5%
European-style casino chips	361	4.0%	3,870	31.9%
Total casino chips	4,916	54.9%	7,689	63.4%

Table layouts	1,158	13.0%	1,224	10.1%
Playing cards	1,057	11.8%	985	8.1%
Gaming furniture	391	4.4%	526	4.3%
Dice	402	4.5%	470	3.9%
Table accessories and other products	661	7.4%	796	6.6%
Shipping	358	4.0%	435	3.6%
Total	$8,943	100.0%	$12,125	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	March 31, 2009	December 31, 2008
Property and equipment, net:
United States	$3,716	$3,857
France	6,478	6,971
Mexico	3,238	3,330
Total	$13,432	$14,158

The following table represents goodwill and intangibles by geographic area (in thousands):

	March 31, 2009	December 31, 2008
Goodwill and intangibles, net:
United States	$979	$983
France	1,338	1,399
Total	$2,317	$2,382

Note 9.           Stock Option Programs and Share-Based Compensation Expense

Stock Option Programs

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

The following is a summary of stock option activity for the year-to-date period ended March 31, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	399,000	$5.18
Granted	8,500	6.68
Cancelled	-
Exercised	-	-
Outstanding at March 31, 2009	407,500	$5.21	4.4	yrs	$701

Exercisable at March 31, 2009	391,000	$4.98	4.2	yrs	$701

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2009	2008
General and administrative-share-based compensation	$50	$40
Tax benefit	(18)	(14)
Share-based compensation, net of tax benefit	$32	$26

Note 10.         Earnings per Share (EPS)

In accordance with SFAS 128, Earnings per Share, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months
	March 31,
	2009	2008
Weighted average number of common shares outstanding - Basic	8,103	8,103
Potential dilution from equity grants	-	-
Weighted average number of common shares outstanding - Diluted	8,103	8,103

For the three months ended March 31, 2009 and 2008, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of options outstanding at March 31, 2009 and 2008.

Note 11.         Related Party Transactions

We lease two manufacturing facilities totaling approximately 80,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through December 2013 at the monthly rent amount of $0.35 per square foot or approximately $28,000.

The charter of the Audit Committee of the Board of Directors requires the Audit Committee to review and approve related party transactions involving our directors and executive officers. However, the General Manager of GPI Mexicana is neither a director nor an executive officer.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, Risk Factors of the Company’s Form 10-K for the period ended December 31, 2008.

For a Company Overview and information on our products as well as general information, see Part I—Item 1. Business of the Company’s Form 10-K for the period ended December 31, 2008.

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

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue. The Company’s operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips—our primary product line, which typically represents over 60% of revenues. The one-time or non-recurring nature of these events necessarily creates variability in revenue and earnings. Further, the timing of these one-time or non-recurring events is difficult to predict and, largely, beyond our ability to influence. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which are signed orders that are planned to be shipped in 2009.

Backlog
	GPI USA	GPI SAS	Total
March 31, 2009	$ 2.6 million	$ 9.0 million	$ 11.6 million
March 31, 2008	$ 11.2 million	$ 2.8 million	$ 14.0 million

A significant part of our strategy is to create new demand for casino chips through the use of RFID technology. A passive microchip with a small antenna is embedded in each chip. When chips are placed above a large antenna, which is embedded in a gaming table or cashier’s stand and linked to a reading unit, they receive energy from the reading unit through the large antenna and can communicate with the reading unit. The data can be utilized for applications ranging from chip authentication, accounting, tracking and inventory to more sophisticated applications such as players’ tracking and table management.

RFID represents a significant percentage of casino chip sales. The following table highlights the importance of RFID casino chips, which have been sold to over 100 casinos and casino groups in North America, Europe, and Asia. The table shows the percentage of revenue from casino chips sales that are RFID casino chips for the last six years, with 2009 representing three months.

	3 Months	Year
	2009	2008	2007	2006	2005	2004
RFID casino chip percentage	26%	34%	27%	35%	13%	3%

Overview of our Industry

The general slow down in the worldwide economy and in the gaming industry has negatively impacted our casino customers and therefore is likely affecting our sales. To the extent these conditions continue, we anticipate our revenues in future quarters will be adversely affected, especially to the extent that plans for casino openings are delayed, postponed, or cancelled.

In the United States, local casino markets have not been as adversely affected by the economic downturn as in the gaming destination markets of Las Vegas and Atlantic City.  Internationally, Macau continues to be the dominant gaming market, but will not grow at the same rate it has in recent years.  Other Asian countries such as the Philippines and Singapore represent future growth opportunities.

Financial and Operational Highlights

For the first quarter of 2009 we had a net loss of $0.5 million compared to a net loss of $0.4 million for the first quarter of 2008.  For the first quarter of 2009 our revenues were $8.9 million, a decrease of $3.2 million, or 26%, compared to revenues of $12.1 million for 2008.  Our revenues were down due to a decrease in sales of casino chips, which dropped $2.8 million and represented 55% of total revenues in the first quarter of 2009 compared to 63% in the first quarter of 2008.  In particular, our higher margin European-style casino chip business was only 4% of total sales for the first quarter of 2009 compared to 32% for the first quarter of 2008. Our casino chip sales are heavily dependent on new casino openings and our sales reflect limited casino openings in the first quarter of 2009.

The strengthening of the dollar against the euro had a negative impact on our revenues but had a positive impact on the expenses of our French subsidiary, GPI SAS.  It also resulted in a favorable swing in our foreign currency transaction account of $0.4 million.  The stronger dollar compared with the Mexican peso also had a favorable impact of $0.3 million for the quarter as our manufacturing costs were reduced.

GPI SAS uses the euro as its functional currency. As of March 31, 2009 and December 31, 2008, the US dollar to euro exchange rates were 1.3308 and 1.3917, respectively, which represents a 4.4% stronger dollar compared to the euro. The average exchange rates for the three months ended March 31, 2009 and 2008 were 1.3024 and 1.4995, which represents a 13.1% stronger dollar compared to the euro.

Looking Forward

For 2009, we do not anticipate the success in revenues or net income we had in 2008 due to the ongoing decline in the gaming industry and fewer planned casino openings. Of the casino openings that will take place in 2009, we have received orders for the City of Dreams in Macau and Newport City in Manila and believe we are well-positioned to win additional business.  Given the challenges we face, we continue to look for ways to reduce costs and enhance profitability. The Company has $16.4 million of cash and marketable securities and feels it has sufficient liquid resources to weather the economic downturn in 2009.

Other Matters

For several years we have worked closely with Progressive Gaming International Corporation (PGIC) to expand the placement of RFID casino chips. PGIC offered chip inventory system software and table management system software. PGIC ceased operations and, in January 2009, sold substantially all of its assets to International Game Technology (IGT).  We are continuing to assess this development.  IGT has also promoted RFID in table game use and is the owner of two patents for which we have licenses that grant us the exclusive rights to manufacture and sell RFID casino chips and chip accounting readers in the United States.  Ultimately, we believe in the merits of the RFID technology as a benefit to the casinos and expect the industry to continue to expand in this direction.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	Three Months Ended
	March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	73.0%	69.8%
Gross Profit	27.0%	30.2%
Selling, general and administrative expenses	37.0%	33.5%
Operating loss	(10.0%)	(3.3%)
Other income (expense)	1.4%	(1.9%)
Loss before income taxes	(8.6%)	(5.2%)
Income tax expense (benefit)	(2.9%)	(1.8%)
Net loss	(5.7%)	(3.4%)

The following table presents certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Revenues
United States	$5,577	62.4%	$5,255	43.3%
Europe (includes Russia)	689	7.7%	1,528	12.6%
Asia(1)	1,486	16.6%	4,292	35.4%
Other(2)	1,191	13.3%	1,050	8.7%
Total	$8,943	100.0%	$12,125	100.0%

(1) Primarily Macau.

(2) Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Casino chips:
American-style casino chips	$4,555	50.9%	$3,819	31.5%
European-style casino chips	361	4.0%	3,870	31.9%
Total casino chips	4,916	54.9%	7,689	63.4%

Table layouts	1,158	13.0%	1,224	10.1%
Playing cards	1,057	11.8%	985	8.1%
Gaming furniture	391	4.4%	526	4.3%
Dice	402	4.5%	470	3.9%
Table accessories and other products	661	7.4%	796	6.6%
Shipping	358	4.0%	435	3.6%
Total	$8,943	100.0%	$12,125	100.0%

Revenues   For the three months ended March 31, 2009, revenues were $8.9 million, a decrease of $3.2 million, or 26%, compared to revenues of $12.1 million for the three months ended March 31, 2008.  In the first quarter of 2009, GPI SAS recorded revenues of $2.4 million, a decrease of $4.0 million, or 62%, compared to $6.4 million in 2008.  The decrease in revenues was primarily attributable to lower sales of American-style and European-style casino chips to casinos in Macau.  The decrease was amplified by the fact that the dollar strengthened by 13% during the first quarter of 2009 compared to the first quarter 2008.  In the first quarter of 2009, GPI USA recorded revenues of $6.5 million, an increase of $0.8 million, or 13%, as compared to revenues of $5.7 million in 2008.  The increase in revenues at GPI USA was primarily attributable to increased sales of American-style casino chips.

Cost of Revenues   For the three months ended March 31, 2009, cost of revenues was $6.5 million, a decrease of $2.0 million, or 23%, compared to cost of revenues of $8.5 million for the three months ended March 31, 2008.  As a percentage of revenues, the cost of revenues increased to 73.0% in 2009 from 69.8% in 2008.

Gross Profit   Gross profit for the three months ended March 31, 2009 decreased by $1.2 million, or 34%, compared to 2008.  This occurred as a result of the decrease in revenues of $3.2 million and a decrease in cost of revenues of $2.0 million.  As a percentage of revenues, our gross margin decreased to 27.0% from 30.2%.  The gross margin decrease was primarily driven by substantially lower sales of the higher margin European-style casino chips at GPI SAS which required fixed manufacturing costs to be allocated over lower production volumes.  Partially offsetting these factors was the decline in the value of the Mexican peso which reduced our manufacturing costs $0.3 million for the first quarter of 2009 compared to the first quarter of 2008.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2009	Revenue %	2008	Revenue %

Product development	$143	1.6%	$54	0.5%
Marketing and sales	983	11.0%	1,162	9.6%
General and administrative	2,180	24.4%	2,838	23.4%
Total selling, general, and administrative expenses	$3,306	37.0%	$4,054	33.5%

Selling, general, and administrative expenses decreased by $0.7 million for the three months ended March 31, 2009 compared to 2008, while increasing as a percent of revenue to 37.0% in 2009 from 33.5% in 2008.  Marketing and sales decreased by $0.2 million due to lower sales commission expenses and the effect of the dollar strengthening against the euro.  General and administrative expenses decreased $0.6 million. The largest component of this decrease was $0.2 million of costs in the first quarter of 2008 related to lead in Paulson gaming chips that did not recur in 2009.  The remaining decrease was due to a variety of factors including the effect of the dollar strengthening against the euro, lower use tax expense and a decrease in payroll expense.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three months ended March 31 (in thousands:)

	Three Months Ended
	March 31,
	2009	Revenue %	2008	Revenue %

Gain(loss) on foreign currency transactions	$93	1.0%	$(259)	(2.1%)
Interest income	49	0.5%	56	0.5%
Interest expense	(28)	(0.3%)	(38)	(0.3%)
Other income, net	17	0.2%	3	0.0%
Total other income (expense)	$131	1.4%	$(238)	(1.9%)

For the three months ended March 31, 2009, other income (expense) increased by $0.4 million compared to the 2008 period due primarily to the decrease in the value of the euro compared to the US dollar during the first quarter of 2009 which resulted in a gain on foreign currency transactions in 2009.

Income Taxes   Our effective income tax rate for the three months ended March 31, 2009 and March 31, 2008 was 35%. Our corporate tax rate is calculated on a consolidated basis.

  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

Income Tax Uncertainties   During the year ended December 31, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more likely than not to be sustained upon examination by regulatory authorities. The more-likely-than-not recognition threshold must continue to be met in each reporting period to support continued recognition of a benefit.  If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.  As of March 31, 2009, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2008.

Liquidity and Capital Resources

Overview    As of March 31, 2009, we had $7.5 million in cash and cash equivalents and $8.9 million in current marketable securities.  Of the cash and cash equivalents and marketable securities, $7.0 million is held by GPI USA and $9.4 million is held by GPI SAS.  It may be impractical or costly to transfer cash from our French subsidiary to the United States due to unfavorable tax consequences.  If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $21.3 million at March 31, 2009 and $21.9 million at December 31, 2008.  Working capital decreased due to an increase in current liabilities of $2.9 million offset by an increase in current assets of $2.3 million.  The main reason for the increase in current liabilities is due to an increase in customer deposits of $3.3 million.  The increase in customer deposits is due to receipt of deposits for upcoming shipments.  The increase in current assets was due primarily to an increase of $3.3 million in cash and marketable securities and $1.1 million in inventories offset by a $2.3 million decrease in accounts receivable. The increase in inventories was due primarily to pending shipments and the decrease in accounts receivable is due to lower sales in the first quarter of 2009 compared to the fourth quarter of 2008.

Cash Flow    Overall, our cash balance increased from December 31, 2008 to March 31, 2009 by $2.0 million.

Net cash provided by operating activities was $3.8 million during the three months ended March 31, 2009 compared to $2.0 million provided during the same period in 2008.  For the period ended March 31, 2009, $0.1 million of cash was used for net income-related activities and $1.0 million of cash was provided by a decrease in operating assets (excluding cash) and $2.9 million was provided by an increase in current liabilities.  For the three months ended March 31, 2008, $0.2 million of cash was used for net income related activities; $1.6 million was provided by a decrease in operating assets (excluding cash) and $0.6 million was provided by an increase in current liabilities.

Our investing activities resulted in net cash used of $1.6 million for the three months ended March 31, 2009 compared to $1.7 million in net cash used by investing activities for the same period in 2008. For the three months ended March 31, 2009, increases in the net purchases of marketable securities were $0.3 million and plant, property and equipment purchases were reduced by $0.4 million compared to the three months ended March 31, 2008.

Net cash flow used in financing activities was $0.1 million for the three months ended March 31, 2009 and $0.3 million for the three months ended March 31, 2008.  This was primarily due to a 2.6 million euro loan that had its final payment in February 2008.

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

In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank.  The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the building premises. At March 31, 2009, the remaining balance is 118,000 euros ($157,000).

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($665,000 at March 31, 2009).  There are no prepayment penalties. At March 31, 2009, the remaining balance is 706,000 euros ($940,000).

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

San Luis Rio Colorado, Mexico Facilities   In San Luis, we have a lease until December 2013 for two manufacturing facilities totaling approximately 80,000 square feet.  The monthly rent amount is $0.35 per square foot or approximately $28,000. We also own an approximately 66,000 square foot manufacturing  facility adjacent to the leased building.

Beaune, France Facilities  In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby.

Capital Expenditures   We currently plan to purchase approximately $1.5 million in capital equipment and improvements in the remainder of 2009.

Cash Dividend  The Board of Directors does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At March 31, 2009, our backlog of orders, which is expected to be filled in 2009, amounted to $11.6 million, consisting of $2.6 million for GPI USA and $9.0 million for GPI SAS. At March 31, 2008, our backlog was $14.0 million, consisting of $11.2 million for GPI USA and $2.8 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement. On January 22, 2009, the supplier filed a complaint against the Company in Illinois seeking a preliminary injunction in connection with the exclusive purchase agreement alleging a right to pre-payment. On April 7, 2009, the supplier filed an Amended Complaint.  On April 24, 2009, the Company filed a motion to dismiss certain claims of the supplier’s Amended Complaint and that motion remains pending in the United States District Court for the Southern District of Illinois. For further information refer to Note 6 of the Company’s Form 10-Q condensed consolidated notes to the financial statements “Legal Proceedings and Contingencies” and  “Commitments”.

On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for. We are now acquiring the raw materials directly from the manufacturer, who no longer has any exclusive supply agreements with our former supplier.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The provisions of this statement were generally to be applied prospectively in fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. For items within its scope, FSP 157-2 deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157, evaluated its impact, and concluded that the impact is immaterial at this time.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement has not had an impact on the Company.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the consolidated financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP did not have a material impact on the Company.

In December 2008, The FASB issued Staff Position No. 132 (R), Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its annual Form 10-K.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipate performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, the long-term growth and prospects of our business or any jurisdiction, including Macau, the Philippines and Singapore, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and the ability of the Company to capitalize on any such growth opportunities..  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors” of the Company’s Form 10-K for the period ended December 31, 2008.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2009, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A.                    RISK FACTORS

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 annual meeting of the stockholders of the Company was held on May 6, 2009.  Items of business set forth in our proxy statement dated April 6, 2009 that were voted on and approved are as follows:

(1)  Election of Directors:

	Votes
	For	Withheld
Nominee

Martin A. Berkowitz	7,111,755	297,438
Elisabeth Carrette	6,959,350	449,843
Gerard P. Charlier	6,963,523	445,670
Eric P. Endy	6,914,927	494,266
Charles R. Henry	7,113,245	295,948
Robert J. Kelly	7,142,347	266,846
Alain Thieffry	6,900,608	508,585

(2) Approval of the stock option agreement with Gregory S. Gronau:

			Broker
For	Against	Abstain	Non-Vote

5,372,838	83,669	40,649	1,912,038

(3) Ratification of Moss Adams LLP, as our Independent Registered Public Accounting Firm:

			Broker
For	Against	Abstain	Non-Vote

7,286,609	6,081	116,503	-

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated May 13, 2009 reporting the Company’s financial results for the three months ended March 31, 2009.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed”  for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 13, 2009 reporting financial results for the three ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2009	By:	/s/ Gerard P. Charlier
Gerard P. Charlier,
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ David W. Grimes
David W. Grimes,
Chief Financial Officer