Form 10-Q
period 2009-06-30
Gaming Partners International CORP
filed 2009-08-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 7, 2009 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,100	$5,547
Marketable securities	10,948	7,561
Accounts receivable, less allowance for doubtful accounts of $411 and $342, respectively	4,789	5,422
Inventories	9,792	9,894
Prepaid expenses	383	431
Deferred income tax asset	672	691
Other current assets	1,538	790
Total current assets	35,222	30,336
Property and equipment, net	13,355	14,158
Goodwill	1,621	1,599
Other intangibles, net	773	783
Deferred income tax asset	1,666	1,666
Long-term marketable securities	707	696
Inventories	1,239	-
Other assets, net	353	311
Total assets	$54,936	$49,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$541	$523
Accounts payable	2,263	2,613
Accrued liabilities	2,932	3,066
Customer deposits	7,732	1,432
Income taxes payable	153	312
Other current liabilities	440	459
Total current liabilities	14,061	8,405
Long-term debt, less current maturities	1,482	1,743
Deferred income tax liability	525	585
Total liabilities	16,068	10,733
Commitments and contingencies - see Note 6
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	19,117	19,033
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	16,984	17,312
Accumulated other comprehensive income	2,882	2,586
Total stockholders’ equity	38,868	38,816
Total liabilities and stockholders’ equity	$54,936	$49,549

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$11,312	$18,856	$20,256	$30,981
Cost of revenues	8,191	12,523	14,722	20,990
Gross profit	3,121	6,333	5,534	9,991

Product development	79	36	222	90
Marketing and sales	1,080	1,151	2,063	2,314
General and administrative	1,890	2,739	4,070	5,577
Operating income (loss)	72	2,407	(821)	2,010
Other income (expense)
Gain (loss) on foreign currency transactions	(68)	(9)	25	(268)
Interest income	72	64	121	120
Interest expense	(34)	(37)	(62)	(75)
Other income, net	9	44	26	47
Income (loss) before income taxes	51	2,469	(711)	1,834
Income tax expense (benefit)	(119)	619	(383)	396
Net income (loss)	$170	$1,850	$(328)	$1,438

Earnings per share:
Basic	$0.02	$0.23	$(0.04)	$0.18
Diluted	$0.02	$0.23	$(0.04)	$0.18
Weighted-average shares of common stock outstanding:
Basic	8,103	8,103	8,103	8,103
Diluted	8,185	8,184	8,103	8,203

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net income	$1,438	-	-	-	-	1,438	-	1,438
Unrealized gain on securities, net of tax	3	-	-	-	-	-	3	3
Share-based compensation expense	-	-	-	217	-	-	-	217
Forfeiture of stock options	-	-	-	(23)	-	-	-	(23)
Amortization of pension transition asset	(7)	-	-	-	-	-	(7)	(7)
Foreign currency translation adjustment	1,300	-	-	-	-	-	1,300	1,300
Total comprehensive income	$2,734
Balance, June 30, 2008		8,103,401	$81	$18,960	$(196)	$14,263	$4,973	$38,081

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(328)	-	-	-	-	(328)	-	(328)
Unrealized gain on securities, net of tax	7	-	-	-	-		7	7
Share-based compensation expense	-	-	-	84	-	-	-	84
Amortization of pension transition asset	(6)	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	295	-	-	-	-	-	295	295
Total comprehensive loss	$(32)
Balance, June 30, 2009		8,103,401	$81	$19,117	$(196)	$16,984	$2,882	$38,868

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(328)	$1,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,053	1,140
Amortization	10	65
Provision for bad debt	61	55
Deferred income taxes	(47)	(388)
Share-based compensation expense	84	217
(Gain) loss on sale or disposal of property and equipment	(13)	55
(Gain) on sale of marketable securities	(20)	(50)
Change in operating assets and liabilities:
Accounts receivable	1,004	(47)
Inventories	(929)	(892)
Prepaid expenses and other current assets	(810)	599
Non-current other assets	(47)	334
Accounts payable	(688)	237
Customer deposits	5,912	187
Accrued liabilities	(171)	30
Income taxes payable	(159)	768
Other current liabilities	102	(175)
Net cash provided by (used in) operating activities	5,014	3,573

Cash Flows from Investing Activities
Purchase of marketable securities	(16,635)	(20,192)
Proceeds from sale of marketable securities	13,552	19,909
Acquisition of property and equipment	(170)	(774)
Proceeds from sale of property and equipment	27	-
Net cash provided by (used in) investing activities	(3,226)	(1,057)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(248)	(447)
Net cash provided by (used in) financing activities	(248)	(447)
Effect of exchange rate changes on cash	13	206
Net increase (decrease) in cash and cash equivalents	1,553	2,275
Cash and cash equivalents, beginning of period	5,547	4,627
Cash and cash equivalents, end of period	$7,100	$6,902

Supplemental disclosures of cash flow information:
Cash paid for interest	$61	$70
Cash paid (refund) for income taxes	$426	$(232)
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired by accrued liabilities/accounts payable	$-	$9
Property and equipment acquired by capital lease	$-	$73

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

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation. These reclassifications had no effect on our net income. These reclassifications include the shipping and receiving department and the purchasing department, which were recorded as general and administrative expenses in the prior year and are now in cost of revenues. These amounts are presented consistently with those presented in the Company’s Form 10-K for the year ended December 31, 2008, including the quarterly information contained therein.

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

In December 2008, the FASB issued Staff Position No. 132 (R), Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its next annual Form 10-K.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events, to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  Adoption of this statement does not have a material impact on the Company.

On July 1, 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles.  This statement establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (the GAAP hierarchy).  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  All then-existing non-SEC accounting and reporting standards are superseded and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through August 13, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

Note 2.           Marketable Securities

Available for sale marketable securities consist of investments in securities such as bonds, mutual funds, and certificates of deposit offered by French and US banks (in thousands):

	June 30, 2009			December 31, 2008
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$10,937	$11	$10,948	$7,561	$-	$7,561
Long-term marketable securities	$707	$-	$707	$696	$-	$696

Long-term marketable securities include 500,000 euros ($707,000 at June 30, 2009), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Fair Value Measurement

The Company presents its marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets.  For the six months ended June 30, 2009, the fair value of our marketable securities was $11.7 million, while at December 31, 2008, the fair value was $8.3 million.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$5,496	$6,550
Work in progress	1,327	1,475
Finished goods	4,208	1,869
Total Inventories	$11,031	$9,894

As of June 30, 2009, $1,239,000 of our inventories is classified as non-current as we do not expect that amount to be used in our normal inventory cycle.

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$1,800	$1,795
Buildings and improvements	8,643	8,567
Furniture and equipment	17,926	17,633
Vehicles	632	693
	29,001	28,688
Less accumulated depreciation	(15,646)	(14,530)
Property and equipment, net	$13,355	$14,158

Depreciation expense for the three months ended June 30, 2009 and 2008 was $565,000 and $575,000, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,053,000 and $1,140,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

Goodwill, which has an indefinite useful life, totaled $1,621,000 and $1,599,000 at June 30, 2009 and December 31, 2008, respectively.  The amount of goodwill recorded on the books of GPI SAS at June 30, 2009 and December 31, 2008 was $1,421,000 and $1,399,000, respectively, which includes the net effect of foreign currency exchange of $247,000 and $225,000, respectively.  Trademarks, which also have an indefinite life, totaled $583,000 at June 30, 2009 and December 31, 2008.

Other intangible assets consisted of the following (in thousands):

	June 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$1,242	$(1,051)	$191	$1,242	$(1,041)	$201	8-18
Customer relationships	432	(432)	-	432	(432)	-	7

Total other intangibles	$1,674	$(1,483)	$191	$1,674	$(1,473)	$201

Amortization expense for other intangible assets for the three months ended June 30, 2009 and 2008 was $5,000 and $32,000, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 was $10,000 and $65,000, respectively.

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

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company has engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned.  On April 7, 2009, plaintiff filed an Amended Complaint.  On April 24, 2009, the Company filed a motion to dismiss certain claims in the Amended Complaint and that motion remains pending.  On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier, a response to the pending motion to dismiss the Amended Complaint and its own motion for preliminary injunctive relief. On August 12, 2009, the pending motion to dismiss was denied as moot due to the filing of the Second Amended Complaint. Please refer to further discussion under “Commitments.”

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

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represented prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.  On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for. Please refer to “Legal Proceedings and Contingencies” above for further information.

On June 1, 2009, we entered into a sales and purchase agreement with the actual manufacturer to supply us directly with the raw materials.  A non-refundable license fee was paid to the manufacturer to utilize its products at a favorable price for exclusive worldwide use for a period of three years.

In the second quarter, the Company agreed to purchase for $600,000 production equipment that is to be delivered in the fourth quarter of 2009.

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation	$2,836	$2,541
Unrealized gain on securities, net of tax	7	-
Unrecognized pension transition asset, net of tax	39	45
	$2,882	$2,586

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

The following table presents certain data by geographic area (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Revenues
United States	$5,233	46.2%	$11,559	61.3%	$10,812	53.4%	$16,812	54.3%
Europe (includes Russia)	1,036	9.2%	1,644	8.7%	1,725	8.5%	3,172	10.2%
Asia(1)	4,266	37.7%	$4,310	22.9%	5,752	28.4%	$8,603	27.8%
Other(2)	777	6.9%	1,343	7.1%	1,967	9.7%	2,394	7.7%
Total	$11,312	100.0%	$18,856	100.0%	$20,256	100.0%	$30,981	100.0%

(1) Primarily Macau.

(2) Includes Canada, Africa, Australia, South America, and other countries.

Sales by GPI USA are primarily to casinos in the United States.  Sales by GPI SAS are primarily casino chips to casinos in Asia and Europe.

The following table presents our net sales by product (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Casino chips:
American-style casino chips	$3,070	27.1%	$10,461	55.4%	$7,599	37.5%	$16,042	51.9%
European-style casino chips	3,979	35.2%	2,707	14.4%	4,368	21.6%	4,815	15.5%
Total casino chips	7,049	62.3%	13,168	69.8%	11,967	59.1%	20,857	67.4%

Table layouts	1,084	9.6%	1,196	6.3%	2,242	11.1%	2,420	7.8%
Playing cards	1,147	10.1%	1,013	5.4%	2,203	10.9%	1,998	6.4%
Gaming furniture	489	4.3%	754	4.0%	880	4.3%	1,280	4.1%
Dice	510	4.5%	516	2.7%	891	4.4%	986	3.2%
Table accessories and other products	628	5.6%	1,651	8.8%	1,310	6.4%	2,447	7.9%
Shipping	405	3.6%	558	3.0%	763	3.8%	993	3.2%
Total	$11,312	100.0%	$18,856	100.0%	$20,256	100.0%	$30,981	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	June 30, 2009	December 31, 2008
Property and equipment, net:
United States	$3,650	$3,857
France	6,705	6,971
Mexico	3,000	3,330
Total	$13,355	$14,158

The following table represents goodwill and intangibles by geographic area (in thousands):

	June 30, 2009	December 31, 2008
Goodwill and intangibles, net:
United States	$973	$983
France	1,421	1,399
Total	$2,394	$2,382

Note 9.           Stock Option Programs and Share-Based Compensation Expense

Stock Option Programs

We have stock option programs, which consist of the 1994 Long-Term Incentive Plan (Incentive Plan), the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan), and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

The Incentive Plan provides for the grant of stock options to executive officers, key employees, outside consultants and employee-directors.  The Incentive Plan expired on January 30, 2004, except as to the stock options outstanding on that date.  All of the outstanding stock options under the Incentive Plan have vested. Except as otherwise expressly provided, the options granted under the Incentive Plan expire upon the earlier of ten years after the date of the grant or five years after vesting, subject to earlier termination for death, retirement, or termination of employment and association.

The Gronau Agreement provides for the grant to Mr. Gronau of an option to purchase 150,000 shares of the Company’s common stock.  The stock option has a ten-year term and vests over a five-year period as follows:  20,000 shares on the first anniversary of the date of the grant, 30,000 shares on the second anniversary of the date of grant, 30,000 shares on the third anniversary of the date of grant, 30,000 shares on the fourth anniversary of the date of grant, and 40,000 shares on the fifth anniversary of the date of grant.  The Gronau Agreement was presented to and approved by the Company’s Board of Directors and subsequently approved by Company’s stockholders at its Annual Meeting of Stockholders held on May 6, 2009.

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

The following is a summary of stock option activity for the year-to-date period ended June 30, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	399,000	$5.18
Granted	8,500	6.68
Cancelled	-
Exercised	-	-
Outstanding at March 31, 2009	407,500	$5.21
Granted	153,500	6.17
Cancelled
Exercised
Outstanding at June 30, 2009	561,000	$5.48	5.7	yrs	$517

Exercisable at June 30, 2009	395,000	$5.08	4.0	yrs	$517

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
General and administrative-share-based compensation	$34	$178	$84	$217
Tax benefit	(12)	(64)	(30)	(78)
Share-based compensation, net of tax benefit	$22	$114	$54	$139

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

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding - Basic	8,103	8,103	8,103	8,103
Potential dilution from equity grants	82	81	-	100
Weighted average number of common shares outstanding - Diluted	8,185	8,184	8,103	8,203

For the six months ended June 30, 2009, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of options outstanding for the six month period.

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

Overview of our Business

GPIC manufactures and supplies (under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®) casino chips including low frequency and high frequency RFID casino chips, low frequency and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its casino products directly to licensed casinos throughout the world. We operate in one segment and have two operating subsidiaries, GPI USA and GPI SAS, a French subsidiary. Our subsidiaries have the following product and distribution focus:

•                  GPI USA sells primarily in the United States and Canada. GPI USA sells our full product line. Most of the products sold by GPI USA are manufactured in Mexico with the remainder either manufactured in Las Vegas or France or procured from third parties.

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

Backlog
	GPI USA	GPI SAS	Total
June 30, 2009	$ 3.2 million	$ 7.0 million	$ 10.2 million
June 30, 2008	$ 10.0 million	$ 3.7 million	$ 13.7 million

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

RFID represents a significant percentage of our casino chip sales. The following table highlights the importance of RFID casino chips, which have been sold to over 100 casinos and casino groups in North America, Europe, and Asia. The table shows the percentage of revenue from casino chips sales that are RFID casino chips for the last six years, with 2009 representing six months.

	6 Months	Year
	2009	2008	2007	2006	2005	2004
RFID casino chip percentage	43%	34%	27%	35%	13%	3%

Overview of our Industry

In the United States, the general slow down in the economy and in the gaming industry has negatively impacted our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. To the extent these conditions continue, we anticipate our revenues in future quarters will be adversely affected. Local casino markets have not been as adversely affected by the economic downturn as in the gaming destination markets of Las Vegas and Atlantic City.  Financial strains among casino owners have reduced the near-term likelihood of new casinos openings, the expansion of existing casinos, and large replacement orders , upon which our casino chip sales are heavily dependent.

Internationally, Macau continues to be the dominant gaming market, but it has also seen its gaming revenues fall.  Newport City in Manila opened in July 2009 and two large casinos, Marina Bay Sands and Sentosa, are to open in Singapore within four to seven months.

Financial and Operational Highlights

For the second quarter of 2009, we had net income of $0.2 million compared to net income of $1.9 million for the second quarter of 2008.  For the second quarter of 2009 our revenues were $11.3 million, a decrease of $7.5 million, or 40%, compared to revenues of $18.8 million for 2008.  Our revenues were down primarily due to a decrease in sales of casino chips, which dropped $6.1 million and represented 62% of total revenues in the second quarter of 2009 compared to 70% in the second quarter of 2008.  Our casino chip sales are heavily dependent on new casino openings, expansions, and large replacement orders and our sales reflect the lack of activity in the second quarter of 2009 even though City of Dreams in Macau was a major opening in the second quarter.

In July 2009, we shipped an order of $4.6 million to Newport City in Manila.  The shipment, which was pending as of June 30, 2009, is reflected in our backlog, inventory, and customer deposits.

GPI SAS uses the euro as its functional currency. As of June 30, 2009 and December 31, 2008, the US dollar to euro exchange rates were 1.4134 and 1.3917, respectively, which represents a 1.6% weaker dollar compared to the euro. The average exchange rates for the six months ended June 30, 2009 and 2008 were 1.3322 and 1.5309, respectively, which represents a 13.0% stronger dollar compared to the euro.

The strengthening of the dollar against the euro this year compared to last year has the effect of reducing, dollar terms, both the revenue and the expenses of GPI SAS, our French subsidiary.  The stronger dollar compared with the Mexican peso had a favorable impact of $0.3 million for the quarter as our manufacturing costs were reduced.

Looking Forward

For the full year 2009, we anticipate our revenues and net income will be significantly below our 2008 results due to the ongoing decline in the gaming industry and fewer planned casino openings and expansions.  The current economic climate has diminished the prospects for casino openings and expansions in the United States for the next two years.  Internationally, Singapore is a bright spot in the near term, but elsewhere, particularly in Macau, the rate of openings and expansions is expected to decline over the next several years.  Given the challenges we face, we are looking for new products and markets to enhance our revenues while we continue to look for ways to reduce costs.

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

The Company’s Board of Directors appointed Gregory Gronau, who is currently Executive Vice President and Chief Operating Officer of the Company, to succeed Gerard Charlier as President and Chief Executive Officer upon Mr. Charlier’s retirement on September 12, 2009.  Mr. Charlier will continue to serve as a director of the Company.

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

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.4%	65.7%	72.7%	67.9%
Gross Profit	27.6%	34.3%	27.3%	32.1%
Selling, general and administrative expenses	26.9%	20.8%	31.4%	25.8%
Operating income (loss)	0.7%	13.5%	(4.1%)	6.3%
Other income (expense)	(0.2%)	0.3%	0.5%	(0.5%)
Income (loss) before income taxes	0.5%	13.8%	(3.6%)	5.8%
Income tax expense (benefit)	(1.1%)	3.3%	(1.9%)	1.3%
Net income (loss)	1.6%	10.5%	(1.7%)	4.6%

The following table presents certain data by geographic area (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Revenues
United States	$5,233	46.2%	$11,559	61.3%	$10,812	53.4%	$16,812	54.3%
Europe (includes Russia)	1,036	9.2%	1,644	8.7%	1,725	8.5%	3,172	10.2%
Asia(1)	4,266	37.7%	$4,310	22.9%	5,752	28.4%	$8,603	27.8%
Other(2)	777	6.9%	1,343	7.1%	1,967	9.7%	2,394	7.7%
Total	$11,312	100.0%	$18,856	100.0%	$20,256	100.0%	$30,981	100.0%

(1) Primarily Macau.

(2) Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Casino chips:
American-style casino chips	$3,070	27.1%	$10,461	55.4%	$7,599	37.5%	$16,042	51.9%
European-style casino chips	3,979	35.2%	2,707	14.4%	4,368	21.6%	4,815	15.5%
Total casino chips	7,049	62.3%	13,168	69.8%	11,967	59.1%	20,857	67.4%

Table layouts	1,084	9.6%	1,196	6.3%	2,242	11.1%	2,420	7.8%
Playing cards	1,147	10.1%	1,013	5.4%	2,203	10.9%	1,998	6.4%
Gaming furniture	489	4.3%	754	4.0%	880	4.3%	1,280	4.1%
Dice	510	4.5%	516	2.7%	891	4.4%	986	3.2%
Table accessories and other products	628	5.6%	1,651	8.8%	1,310	6.4%	2,447	7.9%
Shipping	405	3.6%	558	3.0%	763	3.8%	993	3.2%
Total	$11,312	100.0%	$18,856	100.0%	$20,256	100.0%	$30,981	100.0%

Revenues   For the three months ended June 30, 2009, revenues were $11.3 million, a decrease of $7.5 million, or 40%, compared to revenues of $18.8 million for the three months ended June 30, 2008.  In the second quarter of 2009, GPI SAS recorded revenues of $5.7 million, a decrease of $0.6 million, or 10%, compared to $6.3 million in 2008.  The decrease in revenues at GPI SAS was primarily attributable to a 14% stronger dollar in relation to the euro during the second quarter of 2009 compared to the second of quarter 2008.  In the second quarter of 2009, GPI USA recorded revenues of $5.6 million, a decrease of $7.0 million, or 56%, as compared to revenues of $12.6 million in 2008.  The decrease in revenues at GPI USA was primarily attributable to decreased sales of American-style casino chips due to fewer casino openings in the second quarter of 2009 as compared to the second quarter of 2008, but all product lines, except cards, had lower revenues.

For the six months ended June 30, 2009, revenues were $20.3 million, a decrease of $10.7 million, or 35%, compared to revenues of $31.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, GPI SAS recorded revenues of $8.1 million, a decrease of $4.5 million, or 36%, compared to $12.6 million in 2008.  The decrease in revenues was primarily attributable to lower sales of American-style and European-style casino chips to casinos in Macau.  Also contributing to the decrease, the US dollar was 13% stronger in relation to the euro for the six months ended June 30, 2009 compared to same period in 2008.  For the six months ended June 30, 2009, GPI USA recorded revenues of $12.1 million, a decrease of $6.2 million, or 34%, as compared to revenues of $18.3 million in 2008.  As described above for the second quarter, this decrease was due primarily to slow sales of American-style casino chips as a result of slower casino openings in the first half of 2009 compared to the first half of 2008, but all product lines, except cards, had lower revenues.

Cost of Revenues   For the three months ended June 30, 2009, cost of revenues was $8.2 million, a decrease of $4.3 million, or 34%, compared to cost of revenues of $12.5 million for the three months ended June 30, 2008.  As a percentage of revenues, the cost of revenues increased to 72.4% for the quarter in 2009 from 66.4% for the quarter in 2008.

For the six months ended June 30, 2009, cost of revenues was $14.7 million, a decrease of $6.3 million, or 30%, compared to cost of revenues of $21.0 million for the six months ended June 30, 2008.  As a percentage of revenues, the cost of revenues increased to 72.7% for the six month period ended June 30, 2009 compared to 67.9% for the same period in 2008.

Gross Profit   Gross profit for the three months ended June 30, 2009 decreased by $3.2 million, or 51%, compared to 2008.  This occurred as a result of the decrease in revenues of $7.5 million and a decrease in cost of revenues of $4.3 million.  As a percentage of revenues, our gross margin decreased to 27.6% from 33.6%.  The gross margin decrease was primarily driven by substantially lower sales, which required fixed manufacturing costs to be allocated over lower production volumes, lower sales of our higher margin casino chips, and unexpected production problems that increased our costs by $0.4 million.  Partially offsetting these factors was the decline in the value of the Mexican peso which reduced our manufacturing costs $0.3 million for the second quarter of 2009 compared to the second quarter of 2008.

Gross profit for the six months ended June 30, 2009 decreased by $4.4 million, or 45%, compared to 2008.  This occurred as a result of the decrease in revenues of $10.7 million and a decrease in cost of revenues of $6.3 million.  As a percentage of revenues, our gross margin decreased to 27.3% from 32.1%.  The gross margin decrease was primarily driven by the same factors as those for the second quarter, namely, substantially lower sales, which required fixed manufacturing costs to be allocated over lower production volumes, lower sales of our higher margin casino chips, and unexpected production problems that increased our costs by $0.4 million.  Partially offsetting these factors was the decline of the Mexican peso which reduced our manufacturing costs $0.5 million for the six months ended June 30, 2009 compared to June 30, 2008.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months and six months ended June 30 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	Revenue %	2008	Revenue %	2009	Revenue %	2008	Revenue %

Product development	$79	0.7%	$36	0.2%	$222	1.1%	$90	0.3%
Marketing and sales	1,080	9.5%	1,151	6.1%	2,063	10.2%	2,314	7.5%
General and administrative	1,890	16.7%	2,739	14.5%	4,070	20.1%	5,577	18.0%
Total selling, general, and
administrative expenses	$3,049	26.9%	$3,926	20.8%	$6,355	31.4%	$7,981	25.8%

Selling, general, and administrative expenses decreased by $0.9 million for the three months ended June 30, 2009 compared to 2008, while increasing as a percent of revenue to 26.9% in 2009 from 20.8% in 2008.  Marketing and sales decreased by less than $0.1 million.  General and administrative expenses decreased $0.8 million. The largest component of this decrease was $0.5 million of costs in the second quarter of 2008 related to compensation expenses.  The remaining decrease was due to a variety of factors in the second quarter of 2009 compared to the second quarter of 2008 including the effect of the dollar strengthening against the euro, the reduction of costs related to led in Paulson gaming chips, and lower bad debt expense due to a decrease in revenues..

Selling, general, and administrative expenses decreased by $1.6 million for the six months ended June 30, 2009 compared to 2008, while increasing as a percent of revenue to 31.4% in 2009 from 25.8% in 2008.  Marketing and sales decreased by $0.3 million due to lower sales commission expenses and the effect of the dollar strengthening against the euro.  General and administrative expenses decreased $1.5 million. The key components of this decrease were $0.6 million in compensation expense and $0.4 million of costs in the first half of 2008 related to lead in Paulson gaming chips that did not recur in 2009.  The remaining decrease was due to a variety of factors, including the effect of the dollar strengthening against the euro and lower use tax expenses.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three and six months ended June 30 (in thousands:)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	Revenue %	2008	Revenue %	2009	Revenue %	2008	Revenue %

Gain (loss) on foreign currency transactions	$(68)	(0.6%)	$(9)	(0.1%)	$25	0.1%	$(268)	(0.9%)
Interest income	72	0.6%	64	0.4%	121	0.6%	120	0.4%
Interest expense	(34)	(0.3%)	(37)	(0.2%)	(62)	(0.3%)	(75)	(0.2%)
Other income, net	9	0.1%	44	0.2%	26	0.1%	47	0.2%
Total other income (expense)	$(21)	(0.2%)	$62	0.3%	$110	0.5%	$(176)	(0.5%)

For the three months ended June 30, 2009, other income (expense) decreased by less than $0.1 million compared to the 2008 period.

For the six months ended June 30, 2009, other income (expense) increased by $0.3 million compared to the 2008 period.  The primary reason was a relatively stable US dollar to euro exchange rate in the first six months of 2009 compared to the first six months of 2008, during which the US dollar weakened against the euro by 13% and resulted in a loss on foreign currency transactions.

Income Taxes   Our effective income tax rate for the three months ended June 30, 2009 was (233)% compared to the effective income tax rate of 25% for the three months ended 2008.  The Company’s effective tax rate for the quarter ended June 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having small book income before income taxes for the second quarter. The Company’s effective tax rate for the quarter ended June 30, 2008 was positively impacted by the release of a prior period reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.

Our effective income tax rate for the six months ended June 30, 2009 was 54% compared to 22% for the same period of 2008.  The Company’s effective tax rate for the six months ended June 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS combined with having a net loss before income tax for the six month period.  The Company’s effective tax rate for the six months ended June 30, 2008 was positively impacted by the release of a prior period reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.

Our corporate tax rate is calculated on a consolidated basis.  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

Liquidity and Capital Resources

Overview    As of June 30, 2009, we had $7.1 million in cash and cash equivalents and $10.9 million in current marketable securities.  Of the cash and cash equivalents and marketable securities, $6.4 million is held by GPI USA and $11.6 million is held by GPI SAS.  It may be impractical or costly to transfer cash from our French subsidiary to the United States due to unfavorable tax consequences.  If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $21.2 million at June 30, 2009 and $21.9 million at December 31, 2008.  Working capital decreased due to an increase in current liabilities of $5.6 million offset by an increase in current assets of $4.9 million. The increase in current liabilities was primarily due to an increase in customer deposits of $6.3 million. The increase in customer deposits is due to receipt of deposits for upcoming shipments. The main reasons for the increase in current assets are increases in cash and marketable securities of $4.9 million and $0.7 million in other current assets offset by a decrease in accounts receivable of $0.6 million. The decrease in accounts receivable was due primarily to lower sales in the second quarter of 2009 compared to the fourth quarter of 2008.

Cash Flow    Overall, our cash balance increased from December 31, 2008 to June 30, 2009 by $1.6 million.

Net cash provided by operating activities was $5.0 million during the six months ended June 30, 2009 compared to $3.6 million provided during the same period in 2008.  For the six months ended June 30, 2009, $0.8 million of cash was provided for net income-related activities, $0.8 million was used by an increase in operating assets (excluding cash), and $5.0 million was provided by an increase in current liabilities. For the six months ended June 30, 2008, $2.5 million of cash was provided by net income related activities and $1.0 million was provided by an increase in current liabilities.

Our investing activities resulted in net cash used of $3.2 million for the six months ended June 30, 2009 compared to $1.1 million in net cash used by investing activities for the same period in 2008. For the six months ended June 30, 2009, increases in the net purchases of marketable securities were $2.8 million and property and equipment net purchases were reduced by $0.6 million compared to the six months ended June 30, 2008.

Net cash flow used in financing activities was $0.2 million for the six months ended June 30, 2009 and $0.4 million for the six months ended June 30, 2008.  This was primarily due to a 2.6 million euro loan that had its final payment in the first quarter of 2008.

Long-term Debt   In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party.  Principal and interest payments were due quarterly until February 2008.  The loan was paid off in the first quarter of 2008.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building, at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum.  This loan is payable in arrears in equal monthly installments through March 2012, at which time the entire remaining principal balance is due and payable. There is no prepayment penalty.  At June 30, 2009, the remaining balance is $918,000.

In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank.  The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the manufacturing facility in France.  At June 30, 2009, the remaining balance is 105,000 euros ($148,000).

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($707,000 at June 30, 2009).  There are no prepayment penalties. At June 30, 2009, the remaining balance is 631,000 euros ($891,000).

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

Las Vegas, Nevada Facilities  In Las Vegas we own an approximately 60,000 square foot building that serves as our corporate headquarters, manufacturing/warehousing facility, and sales office.

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

Capital Expenditures   We currently plan to purchase approximately $1.0 million in capital equipment and improvements in the remainder of 2009.

Cash Dividend  The Board of Directors does not intend to declare or pay any dividends for the foreseeable future.

Backlog  At June 30, 2009, our backlog of orders, which is expected to be filled in 2009, amounted to $10.2 million, consisting of $3.2 million for GPI USA and $7.0 million for GPI SAS.  The backlog includes the Newport City order for $4.6 million, which shipped in July 2009 and does not include the order for Marina Bay Sands, which we currently expect to ship in 2010.  At June 30, 2008, our backlog was $13.7 million, consisting of $10.0 million for GPI USA and $3.7 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement. On January 22, 2009, the supplier filed a complaint against the Company in Illinois seeking a preliminary injunction in connection with the exclusive purchase agreement alleging a right to pre-payment. On April 7, 2009, the supplier filed an Amended Complaint.  On April 24, 2009, the Company filed a motion to dismiss certain claims of the supplier’s Amended Complaint and that motion remains pending in the United States District Court for the Southern District of Illinois. On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier, a response to the pending motion to dismiss the Amended Complaint and its own motion for preliminary injunctive relief. On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for. On August 12, 2009, the pending motion to dismiss was denied as moot due to the filing of the Second Amended Complaint. For further information refer to Note 6 of the Company’s Form 10-Q condensed consolidated notes to the financial statements “Legal Proceedings and Contingencies” and “Commitments.”

On June 1, 2009, we entered into a sales and purchase agreement with the actual manufacturer to supply us directly with the particular raw materials.  A non-refundable license fee was paid to the manufacturer to utilize its products at a favorable price for exclusive worldwide use for a period of three years.

In the second quarter, the Company agreed to purchase for $600,000 production equipment that is to be delivered in the fourth quarter of 2009.

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

In December 2008, The FASB issued Staff Position No. 132 (R), Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan FSP FAS 132(R)-1 shall be effective for fiscal years ending after December 15, 2009, however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its next annual Form 10-K.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events, to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  Adoption of this statement does not have a material impact on the Company.

On July 1, 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles.  This statement establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (the GAAP hierarchy).  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  All then-existing non-SEC accounting and reporting standards are superseded and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative..

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, the long-term growth and prospects of our business or any jurisdiction, including Macau, the Philippines and Singapore, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and the ability of the Company to capitalize on any such growth opportunities.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

ITEM 4T.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2009, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 13, 2009 reporting the Company’s financial results for the three months and six months ended June 30, 2009.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed

“filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 13, 2009 reporting financial results for the three months and six months ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 13, 2009	By:	/s/ Gerard P. Charlier
Gerard P. Charlier,
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ David W. Grimes
David W. Grimes,
Chief Financial Officer