Form 10-Q
period 2009-09-30
Gaming Partners International CORP
filed 2009-11-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 7, 2009 was 8,103,401 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,909	$5,547
Marketable securities	13,182	7,561
Accounts receivable, less allowance for doubtful accounts of $406 and $342, respectively	4,388	5,422
Inventories	8,826	9,894
Prepaid expenses	545	431
Deferred income tax asset	582	691
Other current assets	1,791	790
Total current assets	35,223	30,336
Property and equipment, net	13,187	14,158
Goodwill	-	1,599
Other intangibles, net	769	783
Deferred income tax asset	1,672	1,666
Long-term marketable securities	732	696
Inventories	1,223	-
Other assets, net	346	311
Total assets	$53,152	$49,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$549	$523
Accounts payable	2,307	2,613
Accrued liabilities	2,873	3,066
Customer deposits	6,189	1,432
Income taxes payable	167	312
Other current liabilities	730	459
Total current liabilities	12,815	8,405
Long-term debt, less current maturities	458	1,743
Deferred income tax liability	569	585
Total liabilities	13,842	10,733
Commitments and contingencies - see Note 6
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,103,401 and 8,103,401, respectively, issued and outstanding	81	81
Additional paid-in capital	19,184	19,033
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	16,656	17,312
Accumulated other comprehensive income	3,585	2,586
Total stockholders’ equity	39,310	38,816
Total liabilities and stockholders’ equity	$53,152	$49,549

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$13,425	$13,820	$33,681	$44,801
Cost of revenues	8,743	9,400	23,465	30,389
Gross profit	4,682	4,420	10,216	14,412

Product development	57	80	279	170
Marketing and sales	1,042	834	3,105	3,147
General and administrative	2,055	2,188	6,125	7,767
Impairment of goodwill	1,572	-	1,572	-
Operating income (loss)	(44)	1,318	(865)	3,328
Other income (expense)
Gain on foreign currency transactions	45	280	72	12
Interest income	69	61	190	181
Interest expense	(29)	(30)	(91)	(105)
Other income, net	4	27	29	74
Income (loss) before income taxes	45	1,656	(665)	3,490
Income tax expense (benefit)	373	409	(9)	806
Net income (loss)	$(328)	$1,247	$(656)	$2,684

Earnings per share:
Basic	$(0.04)	$0.15	$(0.08)	$0.33
Diluted	$(0.04)	$0.15	$(0.08)	$0.33
Weighted-average shares of common stock outstanding:
Basic	8,103	8,103	8,103	8,103
Diluted	8,103	8,158	8,103	8,186

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2008		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net income	$2,684	-	-	-	-	2,684	-	2,684
Unrealized gain on securities, net of tax	4	-	-	-	-	-	4	4
Share-based compensation expense	-	-	-	254	-	-	-	254
Forfeiture of stock options	-	-	-	(23)	-	-	-	(23)
Amortization of pension transition
asset	(10)	-	-	-	-	-	(10)	(10)
Foreign currency translation adjustment	(557)	-	-	-	-	-	(557)	(557)
Total comprehensive income	$2,121
Balance, September 30, 2008		8,103,401	$81	$18,997	$(196)	$15,509	$3,114	$37,505

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(656)	-	-	-	-	(656)	-	(656)
Unrealized gain on securities, net of tax	13	-	-	-	-		13	13
Share-based compensation expense	-	-	-	151	-	-	-	151
Amortization of pension transition
asset	(10)	-	-	-	-	-	(10)	(10)
Foreign currency translation adjustment	996	-	-	-	-	-	996	996
Total comprehensive income	$343
Balance, September 30, 2009		8,103,401	$81	$19,184	$(196)	$16,656	$3,585	$39,310

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(656)	$2,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,557	1,703
Amortization	14	97
Provision for bad debt	47	110
Deferred income taxes	(25)	(76)
Share-based compensation expense	151	254
Loss on sale or disposal of property and equipment	4	84
(Gain) on sale of marketable securities	(23)	(63)
Impairment of goodwill	1,572	-
Change in operating assets and liabilities:
Accounts receivable	1,507	963
Inventories	45	(1,758)
Prepaid expenses and other current assets	(987)	543
Non-current other assets	40	406
Accounts payable	(698)	(244)
Customer deposits	4,428	465
Accrued liabilities	(289)	(1,035)
Income taxes payable	(157)	460
Other current liabilities	238	(128)
Net cash provided by (used in) operating activities	6,768	4,465

Cash Flows from Investing Activities
Purchase of marketable securities	(21,194)	(30,039)
Proceeds from sale of marketable securities	16,322	29,144
Acquisition of property and equipment	(320)	(905)
Proceeds from sale of property and equipment	53	31
Net cash provided by (used in) investing activities	(5,139)	(1,769)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(1,297)	(580)
Net cash provided by (used in) financing activities	(1,297)	(580)
Effect of exchange rate changes on cash	30	(69)
Net increase (decrease) in cash and cash equivalents	362	2,047
Cash and cash equivalents, beginning of period	5,547	4,627
Cash and cash equivalents, end of period	$5,909	$6,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$105
Cash paid for income taxes	$582	$85
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired by capital lease	$-	$73

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.           Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC), a Nevada corporation, owns directly or indirectly three subsidiaries as the result of various combinations and mergers: Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and GPI Mexicana S.A. de C.V. (GPI Mexicana).  GPI USA, formerly Paul-Son Gaming Supplies, Inc., was founded in 1963 in Las Vegas by our former Chairman, Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas.  The former Bud Jones Company was founded in Las Vegas in 1965 by Bud Jones to manufacture and sell gaming supplies and, after being purchased in 2000 by GPI SAS, eventually merged into GPI USA.  GPI SAS, formerly Etablissements Bourgogne et Grasset S.A., was founded in 1923 by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.  The Company has established brand names such as Paulson®; Bourgogne et Grasset®, or B&G; Bud Jones®; and T-K®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

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

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation. These reclassifications had no effect on our net income. These reclassifications include expenses related to the shipping and receiving department and the purchasing department, which were recorded as general and administrative expenses in the prior year and are now in cost of revenues. These amounts are presented consistently with those presented in the Company’s Form 10-K for the year ended December 31, 2008, including the quarterly information contained therein.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Recently Issued Accounting Standards

In July 2009, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Codification TM  (ASC) 105, Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles).  This statement establishes the ASC as the sole source of authoritative generally accepted accounting principles (GAAP).  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

In February 2008, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 an amendment to SFAS 157, Fair Value Measurements).  The amendment applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. For items within its scope, this deferred the effective date until fiscal years beginning after November 15, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The Company has adopted ASC 820, evaluated its impact, and concluded that the impact is immaterial at this time.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (SFAS 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement has not had an impact on the Company.

In April 2008, the FASB issued ASC 350, Intangibles — Goodwill and Other (Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets which amended SFAS 142, Goodwill and Other Intangible Assets).  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset under ASC 350, and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations (SFAS 141 (revised 2007), Business Combinations), and other US generally accepted accounting principles. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the consolidated financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this statement did not have a material impact on the Company.

In December 2008, the FASB issued ASC 715-20, Compensation-Retirement Benefits (Staff Position No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) which amended SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715 shall be effective for fiscal years ending after December 15, 2009; however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its next annual Form 10-K.

In May 2009, the FASB issued ASC 855, Subsequent Events (SFAS 165, Subsequent Events) to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  Adoption of this statement has not had a material impact on the Company.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable companies to account for products or services (deliverables) separately rather than as a combined unit since companies often provide multiple products or services to their customers. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through November 12, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

Note 2.           Marketable Securities

Available for sale marketable securities consist of investments in securities such as bonds, mutual funds, and certificates of deposit offered by French and US banks (in thousands):

	September 30, 2009			December 31, 2008
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
Current marketable securities	$13,163	$19	$13,182	$7,561	$-	$7,561
Long-term marketable securities	$732	$-	$732	$696	$-	$696

Long-term marketable securities include 500,000 euros ($732,000 at September 30, 2009), which must be maintained as a minimum balance as security for a loan obtained in June 2006.

Fair Value Measurement

The Company presents its marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets.  For the nine months ended September 30, 2009, the fair value of our marketable securities was $13,914,000, while at December 31, 2008, the fair value was $8,257,000.  There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis other than for the assessment of the fair value of our goodwill which used Level 3 valuation techniques as more fully explained in Note 5.

Note 3.           Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$5,115	$6,550
Work in progress	3,077	1,475
Finished goods	1,857	1,869
Total inventories	$10,049	$9,894

As of September 30, 2009, $1,223,000 of our inventories is classified as non-current as we do not expect that amount to be used in our normal inventory cycle.

Note 4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$1,812	$1,795
Buildings and improvements	8,809	8,567
Furniture and equipment	18,285	17,633
Vehicles	545	693
	29,451	28,688
Less accumulated depreciation	(16,264)	(14,530)
Property and equipment, net	$13,187	$14,158

Depreciation expense for the three months ended September 30, 2009 and 2008 was $505,000 and $563,000, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,557,000 and $1,703,000, respectively.

Note 5.           Goodwill and Other Intangible Assets

As of December 31, 2008, goodwill totaled $1,599,000 and was associated with GPI USA.  Of this amount, $1,399,000 was recorded on the books of GPI SAS and included $225,000 related to the net effect of foreign currency.

The Company assesses the potential impairment of goodwill on an annual basis in conjunction with its year-end financial statements, and more frequently if events or changes in circumstances indicate that goodwill may be impaired following the guidance of ASC, 350 Intangibles — Goodwill and Other.  During the three months ended September 30, 2009, the Company assessed goodwill for impairment.  Performance at GPI USA was significantly below projected operating results for 2009 and projected operating results for subsequent years had been significantly reduced due to negative industry and economic trends.  Step one of the impairment test involved comparing the fair value of GPI USA, measured using a discounted cash flow model, to its net book value including goodwill.  The discounted cash flow approach requires estimates such as, expected revenue, gross margin, and operating expenses, to project future cash flows. We used an estimated weighted-average cost of capital to discount cash flows.  The resulting comparison revealed that goodwill was impaired.  Therefore, the Company performed step two of the goodwill impairment test to determine the extent to which goodwill was impaired.   The extent by which the calculated fair value exceeds the net fair value of assets and liabilities (excluding goodwill) is the value of the goodwill.  The results of this step of the impairment test indicated that there would be no remaining implied value attributable to goodwill.   Accordingly, the Company wrote off the entire goodwill balance.  A charge of $1,572,000 was made to Impairment of goodwill in our condensed consolidated statements of operations.

Trademarks, which have an indefinite life, totaled $583,000 at September 30, 2009 and December 31, 2008.

Other intangible assets consisted of the following (in thousands):

	September 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$1,242	$(1,056)	$186	$ 1,242	$(1,041)	$ 201	8-18
Customer relationships	432	(432)	—	432	(432)	-	7

Total other intangibles	$1,674	$(1,488)	$186	$ 1,674	$(1,473)	$ 201

Amortization expense for other intangible assets for the three months ended September 30, 2009 and 2008 was $5,000 and $32,000, respectively.  Amortization expense for the nine months ended September 30, 2009 and 2008 was $14,000 and $97,000, respectively.

Note 6.           Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company engaged counsel and intends to vigorously defend against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an Order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiffs filed a Second Amended Complaint on January 9, 2009. Defendants Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009. On September 28, 2009, Defendants’ motion was granted and judgment dismissing the Second Amended Complaint with prejudice was entered on September 29, 2009.  On October 29, 2009, Plaintiff filed its Notice of Appeal of the Court’s judgment to the 9th Circuit Court of Appeals.

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned.  On April 7, 2009, plaintiff filed an Amended Complaint alleging breach of contract, tortuous interference with perspective economic advantage and seeking preliminary injunctive relief.  On April 24, 2009, the Company filed a motion to dismiss certain claims in the Amended Complaint and that motion remains pending.  On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier, a response to the then pending motion to dismiss the Amended Complaint and its own motion for preliminary injunctive relief.  The Company has agreed to defend and hold the manufacturer harmless against claims by plaintiff for tortious interference as a result of the purchase agreement between the Company and the manufacturer.  On August 18, 2009, the Company filed a motion to dismiss certain claims in the Second Amended Complaint and that motion remains pending.  Please refer to further discussion under “Commitments.”

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI SAS entered into an exclusive license agreement covering several patents with Enpat, Inc.  Over the years, these patents were subsequently sold to Shuffle Master Inc. and later to International Game Technology.  The agreement grants GPIC exclusive rights under the patents to manufacture and distribute gaming chips and readers in the United States for a gaming chip tracking system and method. The gaming chips have embedded electronic circuits or Radio Frequency Identification Devices (RFID) which are scanned and identified by antennas in gaming chip placement areas (i.e. gaming tables and casino cage). The duration of the exclusive agreement is for the life of the patents which expire in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the agreement.

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed not to compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represented prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement.  On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering raw materials pursuant to the agreement, including raw materials for which payment was already made. Please refer to “Legal Proceedings and Contingencies” above for further information.

On June 1, 2009, we entered into a purchase agreement with the actual manufacturer of the raw materials to supply us directly.  A non-refundable license fee was paid to the manufacturer for exclusive worldwide gaming use for a period of three years.

In the second quarter of 2009, the Company agreed to purchase $600,000 of production equipment that is to be delivered in the fourth quarter of 2009.

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation	$3,537	$2,541
Unrealized gain on securities, net of tax	13	-
Unrecognized pension transition asset, net of tax	35	45
Total accumulated other comprehensive income	$3,585	$2,586

Note 8.           Geographic and Product Line Information

ASC 280, Segment Reporting (SFAS 131, Disclosures about Segments of an Enterprise and Related Information) requires public companies to report selected information about operating segments in interim and annual financial reports.  We manufacture and sell casino table game equipment and have determined that we operate in one operating segment - casino game equipment products.  Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table presents certain data by geographic area (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008
Revenues
United States	$ 4,608	34.3%	$ 9,307	67.4%	$ 15,419	45.8%	$ 26,119	58.3%
Europe (includes Russia)	655	4.9%	1,175	8.5%	2,381	7.1%	4,347	9.7%
Asia	7,644	56.9%	2,190	15.8%	13,396	39.8%	10,793	24.1%
Other(1)	518	3.9%	1,148	8.3%	2,485	7.3%	3,542	7.9%
Total	$ 13,425	100.0%	$ 13,820	100.0%	$ 33,681	100.0%	$ 44,801	100.0%

(1) Includes Canada, Africa, Australia, South America, and other countries.

Sales by GPI USA are primarily to casinos in the United States and Canada.  Sales by GPI SAS are primarily casino chips to casinos in Asia and Europe.

The following table presents our net sales by product (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008
Casino chips:
American-style casino chips	$ 6,175	46.0%	$ 6,585	47.7%	$ 13,773	40.9%	$ 22,514	50.3%
European-style casino chips	3,780	28.2%	1,489	10.8%	8,148	24.2%	6,416	14.3%
Total casino chips	9,955	74.2%	8,074	58.5%	21,921	65.1%	28,930	64.6%

Table layouts	1,017	7.6%	1,358	9.8%	3,259	9.7%	3,779	8.4%
Playing cards	987	7.3%	1,028	7.4%	3,191	9.5%	3,026	6.8%
Gaming furniture	264	2.0%	1,149	8.3%	1,144	3.4%	2,429	5.4%
Dice	462	3.4%	464	3.4%	1,385	4.1%	1,450	3.2%
Table accessories and other products	471	3.5%	1,177	8.5%	1,749	5.1%	3,624	8.1%
Shipping	269	2.0%	570	4.1%	1,032	3.1%	1,563	3.5%
Total	$ 13,425	100.0%	$ 13,820	100.0%	$ 33,681	100.0%	$ 44,801	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	September 30, 2009	December 31, 2008
Property and equipment, net:
United States	$3,611	$3,857
France	6,742	6,971
Mexico	2,834	3,330
Total	$13,187	$14,158

The following table represents goodwill and intangibles by geographic area (in thousands):

	September 30, 2009	December 31, 2008
Goodwill and intangibles, net:
United States	$769	$983
France	-	1,399
Total	$769	$2,382

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

The Gronau Agreement provides for the grant to Mr. Gronau of an option to purchase 150,000 shares of the Company’s common stock.  The stock option has a ten-year term and vests over a five-year period as follows:  20,000 shares on the first anniversary of the date of the grant, 30,000 shares on the second anniversary of the date of grant, 30,000 shares on the third anniversary of the date of grant, 30,000 shares on the fourth anniversary of the date of grant, and 40,000 shares on the fifth anniversary of the date of grant.  The Gronau Agreement was presented to and approved by the Company’s Board of Directors and subsequently approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 6, 2009.

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

The following is a summary of stock option activity for the year-to-date period ended September 30, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	399,000	$5.18
Granted	8,500	6.68
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2009	407,500	5.21
Granted	153,500	6.17
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2009	561,000	5.48
Granted	6,500	6.48
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2009	567,500	$5.49	5.5	$734

Exercisable at September 30, 2009	405,500	$5.17	3.8	$732

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
General and administrative share-based compensation	$66	$37	$151	$254
Estimated tax benefit	(24)	(13)	(54)	(91)
Share-based compensation, net of tax benefit	$42	$24	$97	$163

Note 10.         Earnings per Share (EPS)

In accordance with ASC 260, Earnings per Share (SFAS 128, Earnings per Share) basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding - Basic	8,103	8,103	8,103	8,103
Potential dilution from equity grants	-	55	-	83
Weighted average number of common shares outstanding - Diluted	8,103	8,158	8,103	8,186

For the three and nine months ended September 30, 2009, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would be antidilutive. Therefore, we did not calculate the dilutive effect of options outstanding for the three and nine month period.

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

•                  GPI SAS sells internationally, with most sales occurring in Asia and Europe. GPI SAS predominately sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France.

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue. The Company’s operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips—our primary product line, which typically represents over 60% of revenues. The one-time or non-recurring nature of these events necessarily creates variability in revenue and earnings. Further, the timing of these one-time or non-recurring events is difficult to predict and, largely, beyond our ability to influence. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog.   The signed orders that are planned to be shipped in the fourth quarter are:

	GPI USA	GPI SAS	Total
September 30, 2009	$4.6 million	$ 7.0 million	$ 11.6 million
September 30, 2008	$6.9 million	$ 2.5 million	$ 9.4 million

In addition, we have signed orders that are planned to be shipped in the first half of 2010 that total an additional $5.3 million.

Overview of our Industry

In the United States, the general slow down in the economy and in the gaming industry has negatively impacted our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. In addition, financial strains on casino owners have reduced the near-term likelihood of new casino openings, the expansion of existing casinos, and large replacement orders upon which our casino chip sales are heavily dependent.  To the extent these conditions continue, we anticipate our revenues in future quarters will be adversely affected. Local casino markets have not been as adversely affected by the economic downturn as in the gaming destination markets of Las Vegas and Atlantic City.

Internationally, Macau continues to be the dominant gaming market.  After a drop in its gaming revenues earlier in the year, Macau has recently posted record gaming revenues.  The Chinese government continues to express interest in not allowing gaming to expand too quickly.   Newport City in Manila opened in July 2009 and two large casinos, Marina Bay Sands and Sentosa, are expected to open in Singapore in the first half of 2010.

Financial and Operational Highlights

For the third quarter of 2009, our revenues were $13.4 million, a decrease of $0.4 million, or 3%, compared to revenues of $13.8 million for 2008.  Our revenues were down only slightly due to our sale of a large casino chip order to Newport City in Manila, which offset declines across our other product lines due to the gaming industry slow down discussed above. For the third quarter of 2009, we had a net loss of $0.3 million compared to net income of $1.2 million for the third quarter of 2008.  In the third quarter of 2009, we recognized a one-time, non-cash goodwill impairment charge of $1.6 million ($1.5 million after tax) related to GPI USA.  This charge negatively impacted our reported financial results and is a reflection of the slowdown in the domestic gaming market, which we believe can be attributed to the economic environment in the United States.  If not for this one-time charge, our operating income would have been $1.5 million, a 15% improvement to the $1.3 million of operating income in the third quarter of 2008. Adjusted operating income is a non-generally accepted accounting principle measure which management believes facilitates a better understanding of the results of operations.

In the third quarter of 2009, we took advantage of our available cash to pay off a $0.9 million loan that was at 8% interest.  Despite this use of funds, we still ended the quarter with cash and marketable securities less customer deposits of $12.9 million.

GPI SAS, our French subsidiary, uses the euro as its functional currency. As of September 30, 2009 and December 31, 2008, the US dollar to euro exchange rates were $1.4643 to one euro and $1.3917 to one euro, respectively, which represents a 5.2% weaker dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2009 and 2008 were 1.3650 and 1.5219, respectively, which represents a 10.3% stronger dollar compared to the euro, which has the effect of reducing, in dollar terms, both the revenue and the expenses of GPI SAS.  The stronger dollar compared with the Mexican peso had a favorable impact of $0.3 million for the quarter as our manufacturing costs were reduced.

Looking Forward

Based on our results so far this year, we anticipate our full year 2009 revenues and net income will be significantly below our 2008 results due to the ongoing decline in the gaming industry and fewer planned casino openings and expansions.  If in the fourth quarter of 2009, we ship according to our current plan, it will be the strongest quarter of the year.  Our current backlog suggests that 2010 will start stronger than 2009.  However, due to the uncertainty in the gaming industry, we are unable to anticipate with reasonable certainty what our revenue or income prospects are for 2010.

Given the challenges we face, we are looking for new products, new programs, and new markets to enhance our revenues while we continue to look for ways to improve operations.  We are striving to position ourselves in a way that we can be prepared for a rebound in sales or the opportunity to pursue strategic initiatives.

Other Matters

GPIC will be exhibiting at Global Gaming Expo (G2E) in Las Vegas in mid-November 2009 and highlighting its new product offerings such as its expanded RFID table line, extended playing card offerings, and the most durable graphic layout available.

Gregory Gronau was appointed by the Board of Directors as our President and Chief Executive Officer, succeeding Gerard Charlier upon Mr. Charlier’s retirement on September 12, 2009.  Mr. Gronau was previously the Company’s Executive Vice President and Chief Operating Officer.

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

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Income as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.1%	68.0%	69.7%	67.8%
Gross profit	34.9%	32.0%	30.3%	32.2%
Selling, general and administrative expenses	23.5%	22.3%	28.2%	24.7%
Impairment of goodwill	11.7%	0.0%	4.7%	0.0%
Operating income (loss)	(0.3%)	9.7%	(2.6%)	7.5%
Other income (expense)	0.7%	2.2%	0.6%	0.4%
Income (loss) before income taxes	0.4%	11.9%	(2.0%)	7.9%
Income tax expense (benefit)	2.8%	3.0%	0.0%	1.8%
Net income (loss)	(2.4%)	8.9%	(2.0%)	6.1%

The following table presents certain data by geographic area (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008
Revenues
United States	$4,608	34.3%	$9,307	67.4%	$15,419	45.8%	$26,119	58.3%
Europe (includes Russia)	655	4.9%	1,175	8.5%	2,381	7.1%	4,347	9.7%
Asia	7,644	56.9%	2,190	15.8%	13,396	39.8%	10,793	24.1%
Other(1)	518	3.9%	1,148	8.3%	2,485	7.3%	3,542	7.9%
Total	$13,425	100.0%	$13,820	100.0%	$33,681	100.0%	$44,801	100.0%

(1) Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008
Casino chips:
American-style casino chips	$6,175	46.0%	$6,585	47.7%	$13,773	40.9%	$22,514	50.3%
European-style casino chips	3,780	28.2%	1,489	10.8%	8,148	24.2%	6,416	14.3%
Total casino chips	9,955	74.2%	8,074	58.5%	21,921	65.1%	28,930	64.6%

Table layouts	1,017	7.6%	1,358	9.8%	3,259	9.7%	3,779	8.4%
Playing cards	987	7.3%	1,028	7.4%	3,191	9.5%	3,026	6.8%
Gaming furniture	264	2.0%	1,149	8.3%	1,144	3.4%	2,429	5.4%
Dice	462	3.4%	464	3.4%	1,385	4.1%	1,450	3.2%
Table accessories and other products	471	3.5%	1,177	8.5%	1,749	5.1%	3,624	8.1%
Shipping	269	2.0%	570	4.1%	1,032	3.1%	1,563	3.5%
Total	$13,425	100.0%	$13,820	100.0%	$33,681	100.0%	$44,801	100.0%

Revenues   For the three months ended September 30, 2009, revenues were $13.4 million, a decrease of $0.4 million, or 3%, compared to revenues of $13.8 million for the three months ended September 30, 2008.  In the third quarter of 2009, GPI SAS recorded revenues of $8.5 million, an increase of $4.5 million, or 113%, compared to $4.0 million in 2008.  The increase in revenues at GPI SAS was primarily attributable to the sale to Newport City casino in Manila of American-style and European-style casino chips.  In the third quarter of 2009, GPI USA recorded revenues of $4.9 million, a decrease of $4.9 million, or 50%, as compared to revenues of $9.8 million in 2008.  The decrease in revenues at GPI USA was primarily attributable to decreased sales of American-style casino chips due to fewer casino openings in the third quarter of 2009 as compared to the third quarter of 2008.  Fewer casino openings also negatively impacted our revenue from gaming furniture and table accessories sales which together decreased 68% when compared to third quarter 2008 sales.   Other product lines also had lower revenues.

For the nine months ended September 30, 2009, revenues were $33.7 million, a decrease of $11.1 million, or 25%, compared to revenues of $44.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, GPI SAS recorded revenues of $16.6 million, the same as in 2008.  The large sale in the third quarter 2009 to Newport City was offset by lower sales of American-style and European-style casino chips to casinos in Macau earlier in 2009 compared to 2008.  The US dollar was 10% stronger in relation to the euro for the nine months ended September 30, 2009 compared to same period in 2008, which means on a euro-denominated basis, GPI SAS’ revenues were 10% higher in 2009.  For the nine months ended September 30, 2009, GPI USA recorded revenues of $17.1 million, a decrease of $11.1 million, or 39%, as compared to revenues of $28.2 million in 2008.  As described above for the third quarter, this decrease was due primarily to slow sales of American-style casino chips as a result of fewer casino openings in the first nine months of 2009 compared to the first nine months of 2008.  Fewer casino openings also negatively impacted our revenue from gaming furniture and table accessories sales which together decreased 52% when compared to prior year-to-date sales.  Other product lines, except cards, also had lower revenues.

Cost of Revenues   For the three months ended September 30, 2009, cost of revenues was $8.7 million, a decrease of $0.7 million, or 7%, compared to cost of revenues of $9.4 million for the three months ended September 30, 2008.  As a percentage of revenues, the cost of revenues decreased to 65.1% for the quarter in 2009 from 68.0% for the quarter in 2008.

For the nine months ended September 30, 2009, cost of revenues was $23.5 million, a decrease of $6.9 million, or 23%, compared to cost of revenues of $30.4 million for the nine months ended September 30, 2008.  As a percentage of revenues, the cost of revenues increased to 69.7% for the nine month period ended September 30, 2009 compared to 67.8% for the same period in 2008.

Gross Profit   Gross profit for the three months ended September 30, 2009 increased by $0.3 million, or 6%, compared to 2008.  This occurred as a result of the decrease in revenues of $0.4 million and a decrease in cost of revenues of $0.7 million.  As a percentage of revenues, our gross margin increased to 34.9% from 32.0%.  The higher gross margin in the third quarter was the result of increased sales of our higher margin casino chips and the decline in the value of the Mexican peso, which reduced our manufacturing costs $0.3 million for the third quarter of 2009 compared to the third quarter of 2008.

Gross profit for the nine months ended September 30, 2009 decreased by $4.2 million, or 29%, compared to 2008.  This occurred as a result of the decrease in revenues of $11.1 million and a decrease in cost of revenues of $6.9 million.  As a percentage of revenues, our gross margin decreased to 30.3% from 32.2%.  The gross margin decrease was primarily driven by substantially lower sales, which required fixed manufacturing costs to be allocated over lower production volumes, lower sales of our higher margin casino chips, and unexpected production problems that increased our costs by $0.4 million in the second quarter.  Partially offsetting these factors was the decline in the value of the Mexican peso, which reduced our manufacturing costs $0.8 million for the nine months ended September 30, 2009 compared to September 30, 2008.

Selling, General, and Administrative Expenses   The following table details the selling, general, and administrative expenses for the three months and nine months ended September 30 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008
Product development	$57	0.4%	$80	0.6%	$279	0.8%	$170	0.4%
Marketing and sales	1,042	7.8%	834	6.0%	3,105	9.2%	3,147	7.0%
General and administrative	2,055	15.3%	2,188	15.7%	6,125	18.2%	7,767	17.3%
Total selling, general, and administrative expenses	$3,154	23.5%	$3,102	22.3%	$9,509	28.2%	$11,084	24.7%

Selling, general, and administrative expenses changed by less than $0.1 million for the three months ended September 30, 2009 compared to 2008, while increasing as a percent of revenue to 23.5% in 2009 from 22.3% in 2008.  Marketing and sales expenses increased by $0.2 million primarily due to higher personnel expenses.  General and administrative expenses decreased $0.1 million.

Selling, general, and administrative expenses decreased by $1.6 million for the nine months ended September 30, 2009 compared to 2008, while increasing as a percent of revenue to 28.2% in 2009 from 24.7% in 2008.  Marketing and sales expenses decreased by less than $0.1 million.  General and administrative expenses decreased $1.7 million. The key components of this decrease were $0.5 million in compensation expense and $0.5 million of costs in the first nine months of 2008 related to lead in Paulson gaming chips that did not recur in 2009.  The remaining decrease in general and administrative expenses was due to a variety of factors, including the effect of the dollar strengthening against the euro and lower bad debt expense.

Impairment of Goodwill   The following table details impairment of goodwill for the three months and nine months ended September 30 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008

Impairment of goodwill	$ 1,572	11.7%	$ -	0.0%	$ 1,572	4.7%	$ -	0.0%
Total impairment of goodwill	$ 1,572	11.7%	$ -	0.0%	$ 1,572	4.7%	$ -	0.0%

In the third quarter of 2009, we recorded a one-time, non-cash impairment of goodwill charge, which is more fully explained in Note 5 in our notes to the condensed consolidated financial statements.

Other Income (Expense)   The following table details the Other Income (Expense) items for the three and nine months ended September 30 (in thousands:)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009		2008		2009		2008

Gain on foreign currency transactions	$ 45	0.4%	$ 280	2.0%	$ 72	0.2%	$ 12	0.0%
Interest income	69	0.5%	61	0.4%	190	0.6%	181	0.4%
Interest expense	(29)	(0.2%)	(30)	(0.2%)	(91)	(0.3%)	(105)	(0.2%)
Other income, net	4	0.0%	27	0.2%	29	0.1%	74	0.2%
Total other income (expense)	$ 89	0.7%	$ 338	2.4%	$ 200	0.6%	$ 162	0.4%

For the three months ended September 30, 2009, other income (expense) decreased by $0.2 million compared to the 2008 period.  This was due primarily to the decrease in the value of the euro compared to the US dollar which resulted in a gain on foreign currency transactions during the third quarter of 2008.

For the nine months ended September 30, 2009, other income (expense) increased by less than $0.1 million compared to the 2008 period.

Income Taxes   Our effective income tax rate for the three months ended September 30, 2009 was 819% compared to the effective income tax rate of 25% for the three months ended September 30, 2008.  Without the one-time charge for impairment of goodwill our income would have been approximately $1.6 million and our effective tax rate would have been approximately 23%.  The Company’s effective tax rate for the quarter ended September 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having small book income before income taxes for the third quarter and the impairment of goodwill charge which was not tax-deductible.

Our effective income tax rate for the nine months ended September 30, 2009 was 1% compared to 23% for the same period of 2008.  The Company’s effective tax rate for the nine months ended September 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having a net loss before income tax for the nine month period and the impairment of goodwill charge.  The Company’s effective tax rate for the nine months ended September 30, 2008 was positively impacted by the release of a prior period reserve for uncertain tax positions, related to the successful resolution of the GPI SAS tax audit by the French Tax Administration.

Our corporate tax rate is calculated on a consolidated basis.  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

Liquidity and Capital Resources

Overview    As of September 30, 2009, we had $5.9 million in cash and cash equivalents and $13.2 million in current marketable securities.  Of the cash and cash equivalents and marketable securities, $6.1 million is held by GPI USA and $13.0 million is held by GPI SAS.  It may be impractical or costly to transfer cash from GPI SAS, our French subsidiary, to the United States due to unfavorable tax consequences.  If our cash needs increase, we will evaluate other cash sources, including lending facilities in the United States and abroad.  We believe that the combination of our cash flow from operations and cash on hand will be sufficient to fund expenses from routine operations for a minimum of the next twelve months.

Working Capital     Working capital totaled $22.4 million at September 30, 2009 and $21.9 million at December 31, 2008.  Working capital increased due to an increase in current assets of $4.8 million offset by an increase in current liabilities of $4.3 million. The main reasons for the increase in current assets are increases in cash and marketable securities of $6.0 million and in other current assets of $1.0 million, offset by a decrease in accounts receivable of $1.0 million. The decrease in accounts receivable was due primarily to lower sales in the second quarter of 2009 compared to the fourth quarter of 2008. The increase in current liabilities was primarily due to an increase in customer deposits of $4.8 million. The increase in customer deposits is due to receipt of deposits for upcoming shipments.

Cash Flow    Overall, our cash balance increased from December 31, 2008 to September 30, 2009 by $0.4 million.

Net cash provided by operating activities was $6.8 million during the nine months ended September 30, 2009 compared to $4.5 million provided during the same period in 2008.  For the nine months ended September 30, 2009, $2.7 million of cash was provided by net income-related activities, $0.6 million was provided by a decrease in operating assets (excluding cash), and $3.5 million was provided by an increase in current liabilities. For the nine months ended September 30, 2008, $4.8 million of cash was provided by net income related activities, $0.2 million was provided by a decrease in operating assets (excluding cash), and $0.5 million was used by a decrease in current liabilities.

Our investing activities resulted in net cash used of $5.1 million for the nine months ended September 30, 2009 compared to $1.8 million in net cash used by investing activities for the same period in 2008. For the nine months ended September 30, 2009, increases in the net purchases of marketable securities were $4.0 million and decreases in net purchases of property and equipment were $0.6 million compared to the nine months ended September 30, 2008.

Net cash flow used in financing activities was $1.3 million for the nine months ended September 30, 2009 and $0.6 million for the nine months ended September 30, 2008.  The increase in 2009 was due to an early payoff of a $0.9 million loan balance in the third quarter.  In the first quarter of 2008, the final payment was made on a 2.6 million euro loan.

Long-term Debt   In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party.  Principal and interest payments were due quarterly until February 2008.  The loan was paid off in the first quarter of 2008.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a Deed of Trust on its Las Vegas building at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum.  This loan was paid off early in September 2009 rather than through equal monthly installments through March 2012, at which time the entire remaining principal balance would have been due. There was no prepayment penalty.

In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank.  The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the manufacturing facility in France.  At September 30, 2009, the remaining balance is 91,000 euros ($134,000).

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan agreement with a French bank.  The loan has a five-year term at a fixed rate of 3.4% per annum.  The loan is repayable in fixed quarterly installments.  The loan is secured by GPI SAS’ marketable securities at the bank.  GPI SAS must maintain a minimum balance of at least 500,000 euros ($732,000 at September 30, 2009).  There are no prepayment penalties. At September 30, 2009, the remaining balance is 554,000 euros ($811,000).

Seasonality  Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis.  Nonetheless, it appears that the first quarter is typically one of the lowest revenue quarters for the year, although first quarter 2010 may be an exception (see Backlog); and operations may be impacted in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

Las Vegas, Nevada Facilities  In Las Vegas we own an approximately 60,000 square foot building that serves as our corporate headquarters, manufacturing and warehousing facility, and sales office.

San Luis Rio Colorado, Mexico Facilities   In San Luis, we have a lease until December 2013 for two manufacturing facilities totaling approximately 80,000 square feet.  The monthly rent amount is $0.35 per square foot or approximately $28,000. We also own an approximately 66,000 square foot manufacturing facility near the leased buildings.

Beaune, France Facilities  In Beaune, we own an approximately 34,000 square foot manufacturing facility and a 15,000 square foot administrative and sales building located nearby.

Capital Expenditures   We currently plan to purchase approximately $0.8 million in capital equipment and improvements in the remainder of 2009.

Cash Dividend   The Board of Directors is considering declaring and paying a cash dividend in the fourth quarter of 2009.  We did not declare any cash dividend on our common stock in the prior quarters of 2009 or in 2008.

Backlog    At September 30, 2009, our backlog of orders, which is expected to be filled in 2009, was $11.6 million, consisting of $4.6 million for GPI USA and $7.0 million for GPI SAS.  This backlog does not include the order for Marina Bay Sands, which we currently expect to ship in 2010.  Our backlog of orders which is expected to be filled in the first half of 2010 was $5.3 million.  At September 30, 2008, our backlog for the remainder of 2008 was $9.4 million, consisting of $6.9 million for GPI USA and $2.5 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On November 3, 2005, GPI USA entered into an exclusive purchase agreement with a supplier for particular raw materials used to manufacture finished goods. The supplier agreed to not compete in the sale of these finished goods in the United States during the five-year term of the agreement. GPI USA was required to purchase a minimum amount of raw material totaling $569,000 in the first year and $711,000 per year for years two through five of the agreement. The prices negotiated under this agreement represent prevailing market prices at the time of the agreement. On June 18, 2008, the agreement was amended to extend the term five years from August 1, 2008 and to expand the territory in which the supplier would not compete to Europe, South America, and all of North America. Under the amended agreement, our commitment to purchase raw material increased to $923,000 in the first year of the amended agreement and $952,000 per year for years two through five of the amended agreement. On January 22, 2009, the supplier filed a complaint against the Company in Illinois seeking a preliminary injunction in connection with the exclusive purchase agreement alleging a right to pre-payment.  On February 18, 2009, we issued a notice of termination of the exclusive purchase agreement to the supplier based upon its default in delivering the raw materials pursuant to the agreement, including material already paid for.  On April 7, 2009, the supplier filed an Amended Complaint alleging breach of contract, tortuous interference with perspective economic advantage and seeking preliminary injunctive relief.  On April 24, 2009, the Company filed a motion to dismiss certain claims of the supplier’s Amended Complaint and that motion remains pending in the United States District Court for the Southern District of Illinois. On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier, a response to the then pending motion to dismiss the Amended Complaint and its own motion for preliminary injunctive relief.  The Company has agreed to defend and hold the manufacturer harmless against claims by plaintiff for tortious interference as a result of the purchase agreement between the Company and the manufacturer.  On August 18, 2009, the Company filed a motion to dismiss certain claims in the Second Amended Complaint and that motion remains pending.  For further information refer to Note 6 of the Company’s Form 10-Q condensed consolidated notes to the financial statements Legal Proceedings and Contingencies and Commitments.

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

Recently Issued Accounting Standards

In July 2009, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Codification TM  (ASC) 105, Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles).  This statement establishes the ASC as the sole source of authoritative generally accepted accounting principles (GAAP).  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

In February 2008, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 an amendment to SFAS 157, Fair Value Measurements).  The amendment applies to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. For items within its scope, this deferred the effective date until fiscal years beginning after November 15, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  The Company has adopted ASC 820, evaluated its impact, and concluded that the impact is immaterial at this time.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (SFAS 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement has not had an impact on the Company.

In April 2008, the FASB issued ASC 350, Intangibles — Goodwill and Other (Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets) which amended SFAS 142, Goodwill and Other Intangible Assets).  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset under ASC 350, and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations (SFAS 141 (revised 2007), Business Combinations), and other US generally accepted accounting principles. In addition, there are additional disclosure requirements for recognized intangible assets that enable users of the consolidated financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity’s intent and/or the ability to renew or extend the arrangement. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of did not have a material impact on the Company.

In December 2008, the FASB issued ASC 715-20, Compensation-Retirement Benefits (Staff Position No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) which amended SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715 shall be effective for fiscal years ending after December 15, 2009; however, earlier application of these provisions is permitted. The Company will provide the required disclosure in its next annual Form 10-K.

In May 2009, the FASB issued ASC 855, Subsequent Events (SFAS 165, Subsequent Events) to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  Adoption of this statement has not had a material impact on the Company.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable company to account for products or services (deliverables) separately rather than as a combined unit since company’s often provide multiple products or services to their customers. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

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

ITEM 4T.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2009, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 12, 2009 reporting the Company’s financial results for the three months and nine months ended September 30, 2009.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Conditions” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.          EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated November 12, 2009 reporting financial results for the three months and nine months ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 12, 2009	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ David W. Grimes
David W. Grimes
Chief Financial Officer