Form 10-K
period 2009-12-31
Gaming Partners International CORP
filed 2010-03-30
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009, based on the closing price as reported on the NASDAQ National Market of $5.10 per share: $16,218,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2010 was 8,199,016 shares of Common Stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement relating to the 2010 annual stockholders’ meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2009.

i

PART I

Item 1. Business.

The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, “Risk Factors.”

Company Overview

Gaming Partners International Corporation (GPIC or the Company) has two operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA) and Gaming Partners International SAS (GPI SAS). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-son Gaming Supplies by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Bourgogne et Grasset by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (“B&G”), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. Most of our products are sold directly to end-users, however, in some regions of the world we sell through distributors.

GPIC is one of the leading manufacturers and suppliers of casino table game equipment in the world. We custom manufacture and supply gaming chips, table layouts, playing cards, gaming furniture and table accessories, dice, radio frequency identification device (RFID) readers and software, and roulette wheels, all of which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of gaming chips, gaming furniture, and table accessories. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions and rebrandings, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, and dice and due to their use represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

The majority of our products are specifically designed and produced to meet our customer’s requirements, whether they are related to branding, aesthetic appeal, or security. Our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhances our competitive position. When a new casino opens, we strive to supply all the products in our line to operate the casino’s table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our customer base.

Product Segments

We operate in one operating segment—casino game equipment products in multi-geographic areas. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12.)

Products

Gaming Chips

Gaming chips act as the currency of the casinos for traditional table games. The breadth of our gaming chip product line allows us to offer the most complete array of configurable options within the industry. This broad range enables us to meet all of our customer preferences and specifications, including, and most importantly, security and anti-counterfeiting features. Because gaming chips, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, laser pigments, and holograms. Our most sophisticated anti-counterfeiting feature is a radio frequency identification device (RFID), which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

Most often a casino will order all of its gaming chips, including replacement chips, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening, thereby enhancing our position to receive additional sales when the casino places replacement orders. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design and security features. Gaming chips can be divided into two basic styles: American-style casino chips and European-style casino chips, known as jetons and plaques. We hold the leading worldwide market share in gaming chips, which account for 66% of our total revenues in 2009.

American-style Casino Chips

American-style casino chips are used worldwide. Originally, casino chips in the United States were made of clay and called “clay chips.” Clay was replaced many years ago by other materials. There are currently three main manufacturing technologies used to produce these types of chips: injection molding, sublimation, and thermo-compression molding. We produce casino chips using all three of these methods. We sell American-style casino chips under the Paulson®, Bud Jones®, and Bourgogne et Grasset® (B&G) brand names. American-style casino chip prices range between $0.75 and $5.00 for casino-quality chips. Casino chips with RFID as a feature sell for a $1.20 to $2.00 premium per chip.

•	Injection Molded Chips. Plastic injection molded chips were created in the late 1960s under the Bud Jones brand. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips with very vivid colors and with smooth or textured surfaces. Under the B&G brand we developed a full line of injection molded chips with different designs and materials from the Bud Jones brand.
•	Thermo-Compression Molded Chips. Thermo-compression molded casino chips are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the chips during the compression steps. Customized designs, security and identifying features are incorporated into the chips. These chips have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded chips are manufactured under the Paulson® brand. Various security features are used to make the chips more counterfeit resistant, including UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.
•	Sublimation Chips. Sublimation chips are made of a disc of white plastic material. The design of these chips is transferred using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the chip. We hold several patents for this technology. We refer to this casino chip as “Full Face.” Security features for sublimation chips include UV pigments and laser pigments.

European-style Casino Chips

Jetons and plaques are European-style casino chips. Jetons are circular with standard diameters in 13 different sizes. Plaques are rectangular, square, oval, or custom-shaped. Jetons and plaques are used mainly for traditional European games. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes and security and anti-counterfeit components, such as, UV pigment, number serialization, laser pigment, gold lace material and RFID technology. GPI SAS created its original product line in 1925 and has held a leading position in this market since that time. Jeton prices range between $3.00 and $5.00. Plaque prices range between $6.00 and $20.00.

RFID Technology

Since 1996, GPIC has been at the forefront of development of RFID technology for gaming chips. RFID in gaming started with low frequency (125 KHz) RFID as a method of providing anti-counterfeiting security and chip tracking. In addition to low frequency RFID, the Company developed and introduced a high-frequency (13.56 MHz) line of RFID microchips which can offer a casino a higher level of chip tracking and provides the casino with additional levels of sophistication through bet recognition and player tracking.

We offer a full line of RFID casino chips and readers in low and high frequency. Our products, such as the cashier’s cage authenticator, table authenticator, chip tray reader, and vault reader are connected to provide authentication and chip tracking for our customers. When utilized, RFID-embedded gaming chips are read, either one at a time or in large quantities, with the same efficiency and accuracy, whether in stacks, boxes, trays, cabinets or on the tables.

Since the inception of this technology, we have sold several million RFID gaming chips and hundreds of readers for chip authentication providing an increased level of security and accuracy to casinos all over the world. We hold several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque. We also hold an exclusive license on two patents owned by IGT. These patents allow us to manufacture and sell RFID gaming chips and readers in the United States. These licensed patents expire in 2015. Our patents and exclusive license apply to all RFID frequencies.

Table Layouts

The Company manufactures table layouts for the North American market. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paul-Son FX® material, to give our customer maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, full graphic sublimation, or digital direct printing. All graphic designs are developed by our art department in concert with our casino customer to ensure complete satisfaction.

We install layouts on new gaming tables prior to delivery to our customer. As a consumable product, table layouts are replaced by casinos on a regular basis. Layouts sell in a price range of $90 to $350, depending on the type of table, type of fabric, and printing process. Table layouts account for 9% of our total revenues for 2009.

Playing Cards

GPIC manufactures and sells two lines of paper casino playing cards under the Paulson® brand. In 2009, we added the second line of cards based on a different paper stock and also introduced pre-shuffled and multi-deck card packages. A deck of cards typically sells within a price range between $0.70 and $1.50. Based on casino controls and practices, cards, which are consumable products, are generally replaced at least every 24 hours. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Our cards are compatible with all card shufflers. Playing cards account for 9% of our total revenues for 2009.

Gaming Furniture

We sell a variety of casino gaming furniture. In 2009, we have expanded our product offerings to include pit and other casino podiums. The Company produces hand-crafted gaming tables that are custom-designed to integrate seamlessly with our casino customer’s interior or branded design. We offer a variety of base, finish and accessory options, while having the ability to incorporate any third party casino equipment, such as card shufflers, card readers, monitors, bill validators, and IT products, including RFID systems, as well as our proprietary accessories. Tables range in price between $2,000 and $8,000, depending degree of customization and table type, such as blackjack, roulette, baccarat, and craps. Gaming furniture is typically sold in combination with table accessories and accounts for 6% of our total revenues for 2009.

Table Accessories and Other Products

The Company offers our customers a full line of casino table game accessories. These table accessories include roulette reader boards, foot rails, chip trays, and drop boxes. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. Consumable table accessories include shoes, cut cards, dice sticks, lammers, markers, buttons and our patented air ventilation device designed specifically for gaming tables called the Air Rail System ®, which creates an air flow at the gaming table to push odors away from the dealer. We have aligned ourselves with key casino accessory vendors to provide many of these products. We are a licensed manufacturer of roulette wheels and sell these worldwide. Table accessories and other products account for 5% of our total revenues for 2009.

Dice

Our brands of dice are manufactured in conformity with the strictest standards of gaming regulations. We offer a variety of options, such as size, finish type, customer logo, color, serialization, and security features, such as laser pigment. The typical sales price of casino dice ranges between $2.50 and $3.70 per pair. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours. Dice account for 3% of our total revenues for 2009.

Themed Products

The Company has marketed casino-specific themed products in certain gaming jurisdictions for many years. In 2009, we expanded our efforts geographically and by product to now include not only gaming chips, but also table layouts, cards, and dice. These themed products promote certain types of special events such as sporting events, conventions, holidays, casino anniversaries, and premier entertainment events through our casino customers.

In 2009 we introduced our Paulson promotional plaque, which incorporates digital printing, laminated cellulose acetate, and injection molding to provide the customer with a customizable themed plaque.

Backlog

At December 31, 2009, our backlog of signed orders, which is expected to be filled in 2010, was $11.8 million, consisting of $2.9 million for GPI USA and $8.9 million for GPI SAS. At December 31, 2008, our backlog of signed orders for 2009 was $13.0 million, consisting of $3.4 million for GPI USA and $9.6 million for GPI SAS.

Sales, Advertising, and Promotion

GPIC maintains global sales representation in all gaming jurisdictions that have table game operations and sells its products to casinos worldwide. We generally sell our products in the Americas through our US-based sales force, which operates out of regional offices throughout the United States. In the Asian and European markets we generally sell and service our customers through our Beaune, France-based sales force..

Our reputation for quality, reliability and security features are key factors upon which we successfully compete in the market place. We have long-standing customer relationships, which have been developed over the years by our individual sales representatives. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local sales representatives. Even in this case, we always maintain direct contact with the end customers.

GPC actively promotes its product lines, service capabilities, and product quality in a variety of ways. We place advertising in trade publications and participate in major casino industry trade shows. We display our products at the Global Gaming Expo (G2E) in Las Vegas, Nevada and the International Gaming Exhibition (IGE) show in London and various other regional trade shows worldwide throughout the year.

Competition

The Company competes against a variety of table game equipment suppliers across all our product lines. We believe our competitive advantages include our reputation, manufacturing capability, experience of our sales staff, distribution channels, regulatory and jurisdictional licenses, financial strength, and our ability to provide a complete line of products which allows customers the ease of dealing with a single company.

Gaming Chips  Our major competitors are Gemaco Inc. and The United States Playing Card Company, both based in the United States, Abbiati Casino Equipment Snc. based in Italy, Dolphin Products Pty Ltd. based in Australia, and Matsui Gaming Machine Co., Ltd. based in Japan. We believe our key competitive factors for gaming chip sales are reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable design options, understanding of players’ and dealers’ preferences, and value.

Table Layouts  Our primary competitors for casino table layouts are Midwest Game Supply Co. and Gemaco Inc., both based in the United States, and TCS/John Huxley based in the United Kingdom. In addition, there are multiple small, regional competitors in virtually all markets. We believe our key competitive factors for table layout sales are fabric quality and durability, lead times, printing processes, and value.

Gaming Furniture  Our principal competitors for casino gaming furniture are TCS/John Huxley, Abbiati Casino Equipment, and smaller regional wood shops. We believe our primary competitive factors are our ability to design and produce customized furniture, a wide range of table types and configurations, production lead times, craftsmanship, and value.

Table Accessories and Other Products  Our principal competitors for distributing table accessories and other products, which include drop boxes, dealing shoes, chip trays , chip bank covers, and foot rails are small local distributors. We believe that our key competitive factors for these products are our ability to be a single source supplier, service, and product quality.

Playing Cards  Our major competitors worldwide are The United States Playing Card Company and Gemaco Inc. We believe our competitive factors for playing cards are intrinsic card characteristics (snap memory, finish, weight of paper, etc.), jurisdictional licensing, security, manufacturing quality control, delivery reliability, and value.

Dice  Our principal competitors for casino dice sales are Midwest Game Supply Co. and United States Playing Card Company. We believe our primary competitive factors for dice sales are product quality, service, and value.

Materials and Supplies

Where possible, the Company diversifies its supplier base to avoid a disruption of supply. However, some key raw materials for our principal products have unique suppliers. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, felt, and synthetic fabric, which are readily available from several suppliers. We believe the availability of materials is adequate to meet our ongoing manufacturing needs.

Manufacturing

The Company produces most of the products we sell on a build-to-order basis, due to the customized nature of the customer’s orders. Our two main manufacturing facilities are in Beaune, France and in San Luis Rio Colorado, Mexico, with some specialized production taking place in Las Vegas. The major products produced in France are our Bourgogne et Grasset brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson and Bud Jones brands of American-style casino chips, as well as layouts, gaming furniture, table accessories, cards, and dice.

We have the facility, equipment, and personnel necessary to meet expected customer demand and the flexibility to adjust our production capacity to meet ongoing fluctuations in our business and allow us to be responsive to our customers’ requirements.

Intellectual Property

The Company owns a portfolio of trademarks, copyrights, trade secrets and patents. We own United States trademark registrations (®) for the following marks:

Air Rail	GPI
BG	GPI logo
Bourgogne et Grasset	Paulson
Bud Jones	Paul-Son FX
Chipsoft	SafeChip by Bourgogne et Grasset
Gaming Partners International	SmartChip
We Make the Money the World Plays With	T-K
ECS

We own common law rights in these trademarks (TM):

WheelCheck Plus
RFID Poker
PSV Series
eReady logo
Casino Currency Control

Many of our trademarks have international protections.

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

Employees

At December 31, 2009, we employed 645 people. Of these employees, 374 were located at our Mexico facilities, 200 employees (including 62 temporary contract workers) were located in our Beaune, France facility with the remaining 71 located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

The gaming operations of each of our subsidiaries, as well as the operations of casinos, are subject to extensive regulation by 175 local, federal and international agencies, with the majority of oversight by individual state gaming control boards and tribal gaming agencies.

While the regulatory requirements vary from jurisdiction to jurisdiction, most require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees. Under the various gaming regulations, key personnel generally include the current and/or proposed corporate officers and directors of a corporation and its subsidiaries. Laws of the various gaming regulatory agencies are generally intended to protect the public and ensure that gaming-related activity is conducted honestly and competitively and is free of corruption.

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

Certain regulators not only govern the activities within their jurisdiction, but also oversee activities that occur in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada corporation, state regulatory authorities require us to maintain Nevada gaming standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99.10 of this Annual Report on Form 10-K, incorporated herein by reference.

Financial Information about Geographic Areas

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12 for certain financial information by geographic area.

Available Information

Our website is www.gpigaming.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. You may also submit written information requests by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business and, any of which, could have an adverse effect on our financial condition and results of operation. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a reduction in the growth rate of new and existing casinos and markets;
•	delays of scheduled openings of newly constructed or planned casinos;
•	a decline in the rate of replacement of existing products;
•	a decline in the public acceptance of gaming;
•	a decline in the popularity of the types of games our products are used with;

•	an increase in the popularity of competitors’ products;
•	a shift in customer preference to American-style casino chips from European-style plaques and jetons; and
•	an increase in the number of competitors in the gaming chip market.

Our success in the gaming industry depends in part on our ability to develop innovative products and could be adversely affected by:

•	any defects in our RFID gaming chips or related products, or a failure of such products containing new innovative technology to perform as contemplated, and could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims and litigation;
•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;
•	the inability of another company or GPIC to develop, sell, and support the RFID applications requested by our customers, thereby making our RFID casino chips less attractive;
•	any delay by us in introducing new products on schedule;
•	failure of the casino industry to accept RFID technology with respect to gaming chips and readers; and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;
•	the development of competing new technologies, making ours obsolete or undesirable; and
•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;
•	competitors’ infringement upon our existing trademarks, patents, trade secrets and copyrights;
•	expiration of patents and licenses;
•	inability to obtain, maintain and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;
•	costs in defending our intellectual property rights;
•	successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded gaming chips; and
•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions including those that affect the health of the gaming industry;
•	consolidations within the casino industry;
•	higher than anticipated manufacturing, selling, administrative, legal and/or distribution costs;
•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;
•	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments;
•	a tightening of the availability of capital so that loans to us would only be available at cost-prohibitive terms and conditions;

•	political or economic instability in international markets, particularly those where we have higher sales concentrations and growth;
•	unfavorable changes in tariffs and other trade barriers;
•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;
•	unfavorable changes in federal, state, or foreign taxation laws that could reduce our profitability; and
•	difficulty in moving cash between GPI SAS and GPI USA, primarily due to negative tax consequences.

Our outstanding debt obligations subject us to certain additional risks, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•	creating a disadvantage compared to competitors with less indebtedness.

We operate in a highly regulated industry and our ability to sell our products in certain jurisdictions could be adversely affected by:

•	unfavorable public referendums or anti-gaming legislation, affecting or directed at manufacturers or gaming operators could significantly impact our revenues and increase expenses;
•	findings of non-compliance with applicable governmental gaming regulations which could lead to a limitation, conditioning, suspension or revocation of any of our gaming licenses;
•	delays in approvals from regulatory agencies;
•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our principal stockholders, officers, directors or key employees; and
•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial position due to defending claims;
•	the discovery of facts with respect to legal actions pending against us not presently known to us;
•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and
•	a diversion on management’s attention from our business.

We have a stockholder with effective control of the Company which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;
•	it can delay or prevent a change in control of the Company, even when such change of control is in the best interests of other stockholders; and
•	its ownership might adversely affect the market price of the common stock.

Our business operations are subject to other risks, including:

•	the loss of key management and sales personnel;
•	limited or unique suppliers for certain key raw materials for significant products;
•	possibility of failure of components purchased from suppliers;

•	the presence of lead in older versions of Paulson brand gaming chips, which could lead to unanticipated costs;
•	increased costs due to reliance on third party suppliers and contract manufacturers;
•	adverse changes in the creditworthiness of parties with whom we have receivables;
•	casualty, theft or loss of our gaming chips, prior to delivery to casinos;
•	any failures or difficulties in maintaining our computer information systems could result in disruption of operations, loss of information and unanticipated increases in costs;
•	natural disasters, pandemic illnesses, travel or tourism declines, increased fuel prices, other travel limitations, or acts of God that are concentrated in major gambling locations; and
•	acts of war, domestic or international terrorist incidents.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are in a company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in Las Vegas, Nevada, San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey and Gulfport, Mississippi.

Las Vegas, Nevada.  In May 1997, we purchased our corporate headquarters, an approximately 60,000 square-foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, some manufacturing departments, and a graphics art department.

San Luis Rio Colorado, Mexico.  We manufacture casino chips, playing cards, dice, plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square-foot leased facility, a 46,000 square-foot leased facility, and an approximately 66,000 square-foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rent amount of $0.35 per square foot or approximately $28,000. The 80,000 square feet of leased facilities represents an increase of 14,000 square feet effective April 2008 to accommodate the relocation of our Las Vegas-based chip manufacturing operation to Mexico. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 18—Related Party Transactions.)

Beaune, France  In Beaune, we own an approximately 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips, and a 15,000 square-foot administrative and sales building located nearby, which we purchased in July 2006. This manufacturing facility secures a mortgage under a loan transaction with a French bank (See Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources).

Facility Capacity  With the total of approximately 255,000 square feet of manufacturing and administrative facilities as of December 31, 2009, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3. Legal Proceedings.

See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 10 for information regarding legal proceedings and contingencies.

Item 4. Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 23, 2010, the closing price was $6.10 per share.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$7.00	$5.01	$8.28	$6.33
Second Quarter	6.56	5.09	7.13	3.88
Third Quarter	7.60	5.05	6.00	3.20
Fourth Quarter	6.00	4.51	7.00	3.86

Holders

There were 81 holders of record of our common stock as of March 23, 2010

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.0 million dividend, or $0.125 per share, in December 2009. We did not declare any cash dividend on our common stock in 2008.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

The Company made no purchases of GPIC equity securities during the fourth quarter of 2009.

Item 6.	Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Revenues	$49,527	$60,546	$58,821	$73,954	$57,121
Cost of revenues	33,631	40,671	41,355	50,229	36,683
Gross profit	15,896	19,875	17,466	23,725	20,438
Selling, general and administrative expenses	13,109	14,535	16,604	15,244	14,599
Impairment of goodwill	1,572	—	—	—	—
Operating income	1,215	5,340	862	8,481	5,839
Other income and (expense)	289	486	195	31	245
Income before income taxes	1,504	5,826	1,057	8,512	6,084
Income tax expense	457	1,339	817	3,383	1,756
Net income	$1,047	$4,487	$240	$5,129	$4,328
Earnings per share:
Basic	$0.13	$0.55	$0.03	$0.64	$0.55
Diluted	$0.13	$0.55	$0.03	$0.62	$0.53
Weighted-average shares of common stock outstanding:
Basic	8,107	8,103	8,101	7,974	7,829
Diluted	8,189	8,184	8,242	8,226	8,179
BALANCE SHEET DATA:
Cash and cash equivalents	$3,238	$5,547	$4,627	$5,888	$4,573
Marketable securities	15,600	7,561	4,730	4,710	9,075
Working capital	22,694	21,931	16,881	14,787	9,563
Property and equipment, net	13,454	14,158	15,596	14,567	11,212
Total assets	53,278	49,549	49,309	46,969	48,716
Current liabilities	12,806	8,405	11,219	11,454	20,825
Long-term debt, less current maturities	314	1,743	2,273	2,749	1,892
Total stockholders' equity(1)	39,490	38,816	35,153	32,584	25,999

(1)	Cash dividends of $1,013,000, $1,011,000, and $787,000 were paid in 2009, 2006, and 2005, respectively. Cash dividends were not paid in 2008 or 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For a Company Overview and information on our products, as well as general information, see Part I — Item 1. Business.

Overview of our Business

GPIC manufactures and supplies casino chips, under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low and high frequency RFID casino chips), low and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC maintains global sales representation in all gaming jurisdictions that have table game operations and sell our products to licensed casinos worldwide. We operate in one segment and have two operating subsidiaries: GPI USA and GPI SAS, a French subsidiary. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada out of regional offices in the United States. GPI USA sells our full product line with most of the products having been manufactured in Mexico with the remainder either manufactured in Las Vegas or France.
•	GPI SAS sells internationally out of Beaune, France, with most sales occurring in Europe and Asia. GPI SAS predominately sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips — our primary product line, which typically represents over 60% of the Company’s revenues. The nature of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenue and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog report, which reflects signed orders that we expect to ship in 2010.

Backlog
	GPI USA	GPI SAS	Total
December 31, 2009	$2.9 million	$8.9 million	$11.8 million
December 31, 2008	$3.4 million	$9.6 million	$13.0 million

Overview of our Industry

In the United States, the general slow down in the economy and in the gaming industry has negatively impacted our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. In addition, financial strains on casino owners have reduced the near-term likelihood of new casino openings, the expansion of existing casinos, and large replacement orders, upon which our casino chip sales are heavily dependent. To the extent these conditions continue, we anticipate our revenues in future quarters will be adversely affected. Local casino markets in the United States have not been as adversely affected by the economic downturn as in the gaming destination markets of Las Vegas and Atlantic City.

Several jurisdictions in the United States have recently legalized table games. Of particular interest is the state of Pennsylvania, which has issued licenses for table games which are expected to begin operations by the third quarter of 2010. Delaware also recently authorized table games for its three licensees, which are also expected to begin table game operations starting in the third quarter of 2010.

Internationally, Macau continues to be the dominant gaming market. After a drop in its gaming revenues early in 2009, Macau posted record gaming revenues later in the year. Several projects in Macau that were delayed appear to be moving forward. Other parts of Asia are also becoming significant gaming destinations. Newport City in Manila opened in July 2009 and two large casinos, Marina Bay Sands and Sentosa, are expected to open in Singapore in the first half of 2010.

Financial and Operational Highlights

For the fourth quarter of 2009, our revenues were $15.8 million, an increase of $0.1 million, or 1%, compared to revenues of $15.7 million for the same period of 2008. Additionally, for the fourth quarter of 2009, we had net income of $1.7 million compared to net income of $1.8 million for the fourth quarter of 2008.

Our net income for 2009 was $1.0 million, compared to $4.5 million for 2008. Our revenues for 2009 were $49.5 million, a decrease of $11.0 million, or 18%, compared to revenues of $60.5 million for 2008. The decrease in net income in 2009 compared to 2008 is due primarily to lower sales, as well as a one-time, non-cash impairment of goodwill charge of $1.6 million ($1.5 million after tax). This charge negatively affected our reported financial results and is a reflection of the slowdown in the domestic gaming market, which we believe can be attributed to the economic environment in the United States. If not for this one-time charge, our adjusted operating income for 2009 would have been $2.8 million, a decline of 48%, rather than 77%, from the $5.3 million of operating income for 2008. Adjusted operating income is a non-generally accepted accounting principle measure which management believes facilitates a better understanding of the results of operations for the year.

GPI SAS uses the euro as its functional currency. As of December 31, 2009 and December 31, 2008 the US dollar to euro exchange rates were $1.4406 to one euro and $1.3917 to one euro, respectively, which represents a 3.5% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2009 and 2008 were 1.3942 and 1.4706, which represents a 5.2% stronger dollar compared to the euro. GPI Mexicana uses the US Dollar as its functional currency. The average exchange rates for the years ended December 31, 2009 and 2008 were 13.39 pesos to the US dollar and 11.14 pesos to the US dollar, respectively, which represents a 20.2% stronger dollar compared to the Mexican peso. The stronger dollar compared with the Mexican peso had a favorable impact of $0.8 million for the year as our manufacturing costs were reduced.

In the fourth quarter of 2009, we assigned a salesperson at GPI USA to be exclusively devoted to the South American market in order to expand our presence in the market and sell our full product line. Previously, our sales to South America were gaming chips sold by GPI SAS.

Looking Forward

We believe 2010 will get off to a strong start in the first quarter. However, due to the uncertainty in the gaming industry, we are unable to anticipate with reasonable certainty what our revenue or income prospects will be for 2010.

Domestically, we plan to compete for the table game business of the casinos that are expected to open in Delaware and Pennsylvania in the second half of the year. Internationally, we expect Asia to be a significant market for us again in 2010 and are looking to expand our market share across all product lines in South America in 2010.

In addition we are actively pursuing the development of new products, new programs, and new markets to enhance our revenues, while we continue to look for ways to improve operations through cost reduction and improved efficiency. We are positioning ourselves to take full advantage of any positive turn in the world economy. We are also considering strategic acquisitions and other business opportunities that are complementary to our current product offerings.

Other Matters

GPIC exhibited at Global Gaming Expo (G2E) in Las Vegas in November 2009 and at International Gaming Expo in London in January 2010. We highlighted our expanded RFID table line, extended playing card offerings, and the most durable graphic layouts available.

Gregory Gronau was appointed by the Board of Directors as our President and Chief Executive Officer, succeeding Gerard Charlier upon Mr. Charlier’s retirement in September 2009. Mr. Gronau was previously the Company’s Executive Vice President and Chief Operating Officer.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2009		2008		Year to Year Change
Revenues	$49,527	100.0%	$60,546	100.0%	$(11,019)	(18.2)%
Cost of revenues	33,631	67.9%	40,671	67.2%	(7,040)	(17.3)%
Gross profit	15,896	32.1%	19,875	32.8%	(3,979)	(20.0)%
Selling, general and administrative	13,109	26.5%	14,535	24.0%	(1,426)	(9.8)%
Impairment of goodwill	1,572	3.2%	—	—	1,572	—
Operating income	1,215	2.4%	5,340	8.8%	(4,125)	(77.2)%
Other income and (expense)	289	0.6%	486	0.8%	(197)	(40.5)%
Income before income taxes	1,504	3.0%	5,826	9.6%	(4,322)	(74.2)%
Income tax expense	457	0.9%	1,339	2.2%	(882)	(65.9)%
Net income	$1,047	2.1%	$4,487	7.4%	$(3,440)	(76.7)%

The following table presents certain data by geographic (in thousands) and as a percentage of revenues for the years ended December 31:

	2009		2008		Year to Year Change
Revenues
United States	$22,664	45.8%	$36,710	60.6%	$(14,046)	(38.3)%
Asia(1)	20,488	41.4%	13,549	22.4%	6,939	51.2%
Europe (includes Russia)	3,042	6.1%	5,704	9.4%	(2,662)	(46.7)%
Other(2)	3,333	6.7%	4,583	7.6%	(1,250)	(27.3)%
Total	$49,527	100.0%	$60,546	100.0%	$(11,019)	(18.2)%

(1)	Primarily Macau, the Philippines, and Singapore for 2009 and Macau for 2008.
(2)	Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2009		2008		Year to Year Change
Casino chips:
American-style casino chips	$21,783	44.1%	$30,182	49.9%	$(8,399)	(27.8)%
European-style casino chips	10,803	21.8%	8,245	13.6%	2,558	31.0%
Total casino chips	32,586	65.9%	38,427	63.5%	(5,841)	(15.2)%
Table layouts	4,383	8.8%	5,154	8.5%	(771)	(15.0)%
Playing cards	4,287	8.7%	4,149	6.9%	138	3.3%
Table accessories and other products	2,770	5.6%	5,226	8.6%	(2,456)	(47.0)%
Gaming furniture	2,248	4.5%	3,580	5.9%	(1,332)	(37.2)%
Dice	1,842	3.7%	1,901	3.1%	(59)	(3.1)%
Shipping	1,411	2.8%	2,109	3.5%	(698)	(33.1)%
Total	$49,527	100.0%	$60,546	100.0%	$(11,019)	(18.2)%

Comparison of Operations for the Years Ended December 31, 2009 and 2008

Revenues  For the year ended December 31, 2009, revenues were $49.5 million, a decrease of $11.0 million, or 18%, compared to revenues of $60.5 million in 2008. This decrease was due primarily to fewer casino openings in the United States, which resulted in lower United States sales of American-style casino chips, gaming furniture, and table accessories. Another contributing factor was the slow down in the gaming industry which resulted in lower sales to existing customers. This decline in US sales was partially offset by increased sales of European-style and American-style chips to new casinos in Singapore and the Philippines.

Cost of Revenues  For the year ended December 31, 2009, cost of revenues was $33.6 million, a decrease of $7.1 million, or 17%, compared to cost of revenues of $40.7 million for 2008. As a percentage of revenues, our cost of revenues increased to 67.9% in 2009 compared to 67.2% in 2008.

Gross Profit  For the year ended December 31, 2009, gross profit was $15.9 million, a decrease of $4.0 million, or 20%, compared to gross profit of $19.9 million for 2008. As a percentage of revenues, our gross margin decreased from 32.8% to 32.1%. The gross margin percentage decrease was primarily driven by substantially lower sales, which caused fixed manufacturing costs to be allocated over lower production volumes and unexpected production problems that increased our manufacturing costs by $0.4 million in the second quarter. Partially offsetting these factors was the decline in the relative value of the Mexican peso, which reduced our manufacturing costs $0.8 million for the year ended December 31, 2009, compared to 2008.

Selling, General and Administrative Expenses  The following table details the selling, general, and administrative expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2009		2008		Year to Year Change
Product development	$362	0.7%	$201	0.3%	$161	80.1%
Marketing and sales	4,363	8.8%	4,263	7.1%	100	2.3%
General and administrative	8,384	16.9%	10,071	16.6%	(1,687)	(16.8)%
Total selling, general and administrative expenses	$13,109	26.4%	$14,535	24.0%	$(1,426)	(9.8)%

For the year ended December 31, 2009, selling, general and administrative expenses were $13.1 million, a decrease of $1.4 million, or 9.8%, compared to selling, general and administrative expenses of $14.5 million in 2008. Selling, general and administrative expenses increased as a percent of revenue to 26.4% in 2009 from 24.0% in 2008. General and administrative expenses decreased by $1.7 million. The key components of this decrease were $0.5 million in compensation expense and $0.5 million of costs during 2008 related to lead in Paulson gaming chips that did not recur in 2009. The remaining decrease in general and administrative expenses was due to a variety of factors, including the effect of the dollar strengthening against the euro.

Impairment of Goodwill  During 2009, we recorded a one-time, non-cash impairment of goodwill charge of $1.6 million ($1.5 million after tax), which is more fully explained in Note 7 in our Notes to Consolidated Financial Statements.

Other Income and (Expense)  The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2009		2008		Year to Year Change
Interest income	$273	0.6%	$252	0.4%	21	8.3%
Interest expense	(102)	(0.2)%	(137)	(0.2)%	35	(25.5)%
Gain on foreign currency transactions	65	0.1%	268	0.4%	$(203)	(75.7)%
Other income, net	53	0.1%	103	0.2%	(50)	(48.5)%
Total other income and (expense)	$289	0.6%	$486	0.8%	$(197)	(40.5)%

For the year ended December 31, 2009, other income and (expense) decreased by $0.2 million compared to the prior year. This was primarily due to the decrease in the value of the euro compared to the US dollar in 2008, which resulted in a gain on foreign currency transactions during 2008.

Income Taxes  During the year ended December 31, 2009, our effective tax rate was 30.3%, compared to 23.0% for the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2009 differed from the statutory rate primarily because of our goodwill impairment being non-deductible for income tax purposes at GPI SAS, offset by a French research credit, a decrease in our valuation allowance, and changes in estimates related to certain deductions and foreign tax credits. Our effective tax rate for the year ended December 31, 2008 differed from the statutory rate as a result of a French research credit, reversal of the prior year liability for uncertain tax positions, and a decrease in our valuation allowance related to foreign tax credits.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31, (in thousands):

	2009	2008
France (GPI SAS)	$2,216	$2,218
United States (GPI USA and Corporate)	(712)	3,608
Total pre-tax income	$1,504	$5,826

Our corporate tax rate is calculated on a consolidated basis. Our corporate costs are not allocated to our French subsidiary, GPI SAS. Our corporate costs include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. In 2009 and 2008, corporate costs totaled $2.0 million and $1.9 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources  Historically, our primary source of liquidity and capital resources has been cash from operations. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, debt service, and other cash requirements, such as dividends or acquisitions, for our operations for a minimum of the next 12 months.

As of December 31, 2009, we had $3.2 million in cash and cash equivalents and $15.6 million in marketable securities, totaling $18.8 million. Of this amount, $14.9 million is held by GPI SAS and $3.9 million is held by GPI USA. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Consolidated Balance Sheets)  The following summarizes our cash and cash equivalents, working capital (in thousands), and current ratio for the years ended December 31:

	2009	2008	Year to Year Change
Cash and cash equivalents	$3,238	$5,547	$(2,309)	(41.6)%
Working capital	22,694	21,931	763	3.5%
Current ratio	2.8	3.6

As of December 31, 2009, working capital totaled $22.7 million, an increase of $0.8 million, or 3.5%, compared to working capital of $21.9 million at December 31, 2008. This increase is due to an increase in current assets of $5.2 million, offset by an increase in current liabilities of $4.4 million. The increase in current assets was due primarily to an increase in marketable securities and cash and cash equivalents of $5.7 million and an increase in accounts receivable of $1.6 million, offset primarily by a decrease in current inventories of $2.7 million. The increase in accounts receivable in 2009 compared to 2008 is due to shipments made late in the fourth quarter of 2009. Inventories decreased in 2009 compared to 2008 due to the recognition of $1.7 million of non-current inventory, normal inventory fluctuations, and improved inventory management. The increase in current liabilities was due primarily to increases in customer deposits of $3.3 million and accrued liabilities of $0.5 million. The increase in customer deposits is primarily attributable to the timing of the receipt of deposits for upcoming shipments.

Cash Flows (See Consolidated Statements of Cash Flow)  The following summarizes our cash flow (in thousands) for the years ended December 31:

	2009	2008	Year to Year Change
Operating Activities	$7,786	$6,178	$1,608	26.0%
Investing Activities	(7,497)	(4,468)	(3,029)	67.8%
Financing Activities	(2,653)	(693)	(1,960)	282.8%
Effect of exchange rates	55	(97)	152	—
Net change	$(2,309)	$920	$(3,229)	—

Net cash provided by operations was $7.8 million during 2009, an increase of $1.6 million, compared to $6.2 million for 2008. In 2009, $5.0 million of cash was provided by net income-related activities; $3.9 million was provided by an increase in current liabilities, primarily the increase in customer deposits; and $1.1 million was used by an increase in operating assets (excluding cash). In 2008, $7.4 million of cash was provided by net income-related activities and $1.0 million was provided by a decrease in operating assets (excluding cash), offset by a decrease in current liabilities of $2.2 million.

Our investing activities resulted in net cash used of $7.5 million during 2009, an increase of $3.0 million compared to net cash used by investing activities of $4.5 million in 2008. This increase in cash used in investing activities is primarily attributable to an increase in net purchases of marketable securities of $3.6 million during 2009 compared to 2008, offset by decrease in cash spent on acquisitions of property and equipment of $0.6 million.

Net cash used in financing activities was $2.7 million during 2009, an increase of $2.0 million compared to net cash used in financing activities of $0.7 million during 2008. This increase in cash used in financing activities was primarily due to a $1.4 million reduction in long-term debt and the payment of dividends of $1.0 million in December 2009. The reduction of long-term debt includes the early payoff a $0.9 million loan balance.

Long-Term Debt

In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from a French bank. Principal and interest payments were made quarterly until February 2008, at which time the loan was paid off.

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a deed of trust on its Las Vegas building at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum. This loan was paid off early, in September 2009, rather than through equal monthly installments through March 2012, at which time the entire remaining principal balance would have been due. There was no prepayment penalty.

In May 2004, GPI SAS borrowed 350,000 euro (approximately $423,000 in May 2004) from a French bank. The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the manufacturing facility in France. There is a prepayment penalty. As of December 31, 2009, the remaining balance was 78,000 euros ($113,000).

In June 2006, GPI SAS borrowed 1.5 million euro (approximately $1.9 million in June 2006) from a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum. The loan is repayable in fixed quarterly installments of principal and interest. The loan was secured by a minimum of 500,000 euros of GPI SAS’ marketable securities on deposit at the bank until November 2009, when this requirement was eliminated. There is no prepayment penalty. As of December 31, 2009, the remaining balance was 477,000 euros ($687,000).

Seasonality  Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. History indicates that the first quarter is typically one of the lowest revenue quarters for the year, but the first quarter of 2010 will likely be an exception. Also, our operations may be adversely affected in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

Las Vegas, Nevada Facilities  In May 1997, we purchased our corporate headquarters, an approximately 60,000 square-foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, some manufacturing departments, and a graphics art department.

San Luis Rio Colorado, Mexico Facilities  We manufacture casino chips, playing cards, dice, plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000-square-foot leased facility, a 46,000 square-foot leased facility, and an approximately 66,000 square-foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rental amount of $0.35 per square foot, or approximately $28,000. The 80,000 square feet of leased facilities represents an increase of 14,000 square feet effective April 2008 to accommodate the relocation of our Las Vegas-based chip manufacturing operation to Mexico. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 18—Related Party Transactions.)

Beaune, France Facilities  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building located nearby which we purchased in July 2006.

Capital Expenditures  We plan to purchase approximately $0.8 million in property, plant and equipment in 2010. In 2009, we purchased $1.2 million of property, plant and equipment. Of that amount, $1.1 million was used to purchase machinery and equipment.

Cash Dividend  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.0 million dividend, or $0.125 per share, in December 2009. We did not declare any cash dividend on our common stock in 2008

Backlog   At December 31, 2009, our backlog of signed orders, which is expected to be filled in 2010, was $11.8 million, consisting of $2.9 million for GPI USA and $8.9 million for GPI SAS. At December 31, 2008, our backlog of signed orders for 2009 was $13.0 million, consisting of $3.4 million for GPI USA and $9.6 million for GPI SAS.

Selected Quarterly Financial Information

	Years Ended December 31, 2009
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$8,943	$11,312	$13,425	$15,847	$49,527
Cost of revenues	6,530	8,191	8,743	10,167	33,631
Gross profit	2,413	3,121	4,682	5,680	15,896
Selling, general and administrative expenses	3,306	3,049	3,154	3,600	13,109
Impairment of goodwill	—	—	1,572	—	1,572
Operating (loss) income	(893)	72	(44)	2,080	1,215
Other income and (expense)	131	(21)	89	90	289
(Loss) income before income taxes	(762)	51	45	2,170	1,504
Income tax (benefit) expense	(263)	(119)	373	466	457
Net (loss) income	$(499)	$170	$(328)	$1,704	$1,047
Net (loss) income per share:
Basic	$(0.06)	$0.02	$(0.04)	$0.21	$0.13
Diluted	$(0.06)	$0.02	$(0.04)	$0.21	$0.13

	Years Ended December 31, 2008
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$12,125	$18,856	$13,820	$15,745	$60,546
Cost of revenues	8,467	12,523	9,400	10,282	40,671
Gross profit	3,658	6,333	4,420	5,463	19,875
Selling, general and administrative expenses	4,054	3,926	3,102	3,452	14,535
Operating (loss) income	(396)	2,407	1,318	2,011	5,340
Other income and (expense)	(238)	62	338	324	486
(Loss) income before income taxes	(634)	2,469	1,656	2,335	5,826
Income tax (benefit) expense	(222)	619	409	533	1,339
Net (loss) income	$(412)	$1,850	$1,247	$1,802	$4,487
Net (loss) income per share:
Basic	$(0.05)	$0.23	$0.15	$0.22	$0.55
Diluted	$(0.05)	$0.23	$0.15	$0.22	$0.55

Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2009 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2009. Operating leases and contracts that are on a month-to-month basis are not included. (See Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	0 – 1 years	2 – 3 years	4 – 5 years	Beyond
Long term debt(1)	$800	$533	$267	$—	$—
Capital lease obligations	60	13	32	15	—
Purchase and other commitment obligations(2)	2,005	1,505	250	250	—
Interest	47	24	20	3	—
Operating leases	1,708	462	836	410	—
Total contractual cash obligations	$4,620	$2,537	$1,405	$678	$—

(1)	The total represents the expected cash payments of our long-term debt, including the current portion, but excluding any fair value adjustments.
(2)	Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including write-downs of obsolete, excess or slow moving inventories; the depreciable lives of our fixed assets; the valuation of goodwill and other intangible assets; and the recoverability of deferred tax assets; require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within the next year is considered non-current inventory. A change in our inventory estimates could have a material adverse effect on our consolidated results of operations.

Property and Equipment

We have significant capital invested in our property and equipment, which represented approximately 26% and 29% of our total assets at December 31, 2009 and 2008, respectively. Judgments are made in determining the estimated useful lives of assets, salvage value to be assigned to the assets and if or when an asset has been impaired. These estimates affect the amount of depreciation expense recognized in the financial results and whether we have a gain or a loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of the asset. The carrying value of property and equipment is reviewed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include: current operating results, trends and prospects, historical data, useful life changes, as well as the effect of obsolescence, market price changes, demand, competition and other economic factors. Our estimates have been within our expectations of the useful life and depreciation amounts established. However, a change in our estimates may result in an adjustment to depreciation expense or to the gain or loss realized on the disposal of assets, which could have a material adverse effect on our consolidated results of operations.

Goodwill and Other Intangible Assets

Intangible assets, such as patents, with definite lives, are amortized, using the straight-line method over their estimated economic useful lives. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill and other intangible assets with indefinite useful lives are not amortized but are reviewed for impairment, annually (as of December 31), and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We record an impairment loss when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. These assessments require management judgment. In particular, the goodwill impairment test requires that we estimate the fair value of the reporting unit by using forward looking information. Any changes in key assumptions about the business and its prospects, changes in market conditions, or changes in other external conditions, could result in significant changes to the fair value estimate. That could necessitate an impairment charge and such charge could have a material adverse effect on our consolidated results of operations.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Additionally, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry back years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws (both foreign and domestic), changes to statutory tax rates, and changes to future taxable income estimates.

The amount of income taxes we pay is subject to audits by federal, state, and foreign tax authorities, which may result in tax assessments. Our estimate for the potential outcome for any uncertain tax issue may be highly subjective and judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these tax issues. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax audits, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

We review all of our uncertain tax positions and make a determination as to whether our position is more likely than not to be sustained upon audit by taxing authorities. If a tax position meets this more likely than not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying tax issue.

If actual results differ unfavorably from estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or equity, as appropriate.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures. ASU No. 2010-06 provides for more robust disclosures abut the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3. ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. Management is currently evaluating the requirements of ASU No. 2010-06 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable companies to account for products or services (deliverables) separately rather than as a combined unit since companies often provide multiple products or services to their customers. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact, if any, on our consolidated financial statements.

In July 2009, the FASB issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles). This statement establishes the ASC as the sole source of authoritative generally accepted accounting principles (GAAP). Pursuant to the provisions of ASC 105, we have updated references to GAAP in our financial statements. The adoption of ASC 105 did not impact our financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (SFAS 165, Subsequent Events) to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual financial periods ending after June 15, 2009. Adoption of ASC 855 has no material impact on impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices, and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to foreign currency exchange risk and interest rate risk.

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

The assets and liabilities of GPI SAS were translated into US dollars at the rate of exchange at December 31, 2009 and December 31, 2008. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions and these amounts are occasionally material. These gains and losses are reflected in our statements of income. As of December 31, 2009 and December 31, 2008 the US dollar to euro exchange rates were $1.4406 to one euro and $1.3917 to one euro, respectively, which represents a 3.5% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2009 and 2008 were 1.3942 and 1.4706, which represents a 5.2% stronger dollar compared to the euro.

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

Interest Rate Risk  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. As of December 31, 2009, we had total interest bearing debt and capital lease obligations of $860,000, all with fixed rates of interest. We believe that the fair value of these agreements approximate reported amounts.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 30, 2010

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,238	$5,547
Marketable securities	15,600	7,561
Accounts receivable, less allowance for doubtful accounts of $220 and $342, respectively	7,035	5,422
Inventories	7,173	9,894
Prepaid expenses	506	431
Deferred income tax asset	707	691
Other current assets	1,241	790
Total current assets	35,500	30,336
Property and equipment, net	13,454	14,158
Goodwill	—	1,599
Other intangibles, net	676	783
Deferred income tax asset	1,657	1,666
Long-term marketable securities	—	696
Inventories, non-current	1,686	—
Other assets, net	305	311
Total assets	$53,278	$49,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$546	$523
Accounts payable	2,828	2,613
Accrued liabilities	3,516	3,066
Customer deposits	4,698	1,432
Income taxes payable	569	312
Other current liabilities	649	459
Total current liabilities	12,806	8,405
Long-term debt, less current maturities	314	1,743
Deferred income tax liability	623	585
Other liabilities	45	—
Total liabilities	13,788	10,733
Commitments and contingencies – see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 and 8,103,401, respectively, issued and outstanding	82	81
Additional paid-in capital	18,985	19,033
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	17,346	17,312
Accumulated other comprehensive income	3,273	2,586
Total stockholders' equity	39,490	38,816
Total liabilities and stockholders' equity	$53,278	$49,549

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2009	2008
Revenues	$49,527	$60,546
Cost of revenues	33,631	40,671
Gross profit	15,896	19,875
Product development	362	201
Marketing and sales	4,363	4,263
General and administrative	8,384	10,071
Impairment of goodwill	1,572	—
Operating income	1,215	5,340
Other income and (expense)	289	486
Income before income taxes	1,504	5,826
Income tax expense	457	1,339
Net income	$1,047	$4,487
Earnings per share:
Basic	$0.13	$0.55
Diluted	$0.13	$0.55
Weighted-average shares of common stock outstanding:
Basic	8,107	8,103
Diluted	8,189	8,184

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2009 and 2008
(in thousands, except share amounts)

	Comprehensive Income	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, December 31, 2007		8,103,401	$81	$18,766	$(196)	$12,825	$3,677	$35,153
Net income	$4,487	—	—	—	—	4,487	—	4,487
Stock compensation expense	—	—	—	290	—	—	—	290
Forfeiture of stock options	—	—	—	(23)	—	—	—	(23)
Amortization of pension transition asset, net of tax	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	(1,078)	—	—	—	—	—	(1,078)	(1,078)
Total comprehensive income	$3,396
Balance, December 31, 2008		8,103,401	81	19,033	(196)	17,312	2,586	38,816
Net income	$1,047	—	—	—	—	1,047		1,047
Stock options exercised (see Note 14)	—	95,615	1	(207)	—	—	—	(206)
Tax benefit of stock options exercised	—	—	—	(32)	—	—	—	(32)
Stock compensation expense	—	—	—	190	—	—	—	190
Dividends paid	—	—	—	—	—	(1,013)	—	(1,013)
Amortization of pension transition asset, net of tax	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	700	—	—	—	—	—	700	700
Total comprehensive income	$1,734
Balance, December 31, 2009		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2009	2008
Cash Flows from Operating Activities
Net income	$1,047	$4,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,055	2,307
Amortization	28	128
Provision for bad debt	81	141
Deferred income taxes	30	(145)
Share-based compensation expense	190	290
Loss on sale/disposal of property and equipment	15	133
(Gain) on sale of marketable securities	(45)	(90)
Impairment of goodwill and intangibles	1,651	118
Tax effect on net-settled stock option exercise	(32)	—
Change in operating assets and liabilities:
Accounts receivable	(1,812)	(238)
Inventories	1,212	(63)
Prepaid expenses and other current assets	(503)	946
Non-current other assets	11	319
Accounts payable	(87)	130
Customer deposits	3,127	(1,247)
Accrued liabilities	375	(1,265)
Income taxes payable	239	425
Other current liabilities	204	(198)
Net cash provided by (used in) operating activities	7,786	6,178
Cash Flows from Investing Activities
Purchase of marketable securities	(30,647)	(37,766)
Proceeds from sale of marketable securities	23,817	34,591
Capital Expenditures	(721)	(1,323)
Proceeds from sale of property and equipment	54	30
Net cash provided by (used in) investing activities	(7,497)	(4,468)
Cash Flows from Financing Activities
Repayment of long-term debt obligations	(1,434)	(693)
Dividends paid	(1,013)	—
Payment on net-settled stock option exercise	(206)	—
Net cash provided by (used in) financing activities	(2,653)	(693)
Effect of exchange rate changes on cash	55	(97)
Net increase (decrease) in cash and cash equivalents	(2,309)	920
Cash and cash equivalents, beginning of period	5,547	4,627
Cash and cash equivalents, end of period	$3,238	$5,547
Supplemental disclosures of cash flow information:
Cash paid for interest	$103	$135
Cash paid for income taxes, net of refunds	$445	$680
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$470	$42
Property and equipment acquired by capital lease	$—	$70

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) has two operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA) and Gaming Partners International SAS (GPI SAS). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-son Gaming Supplies by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Bourgogne et Grasset by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (“B&G”), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. Most of our products are sold directly to end-users, however, in some regions of the world we sell through distributors.

Our business activities include the manufacture and supply of gaming chips, table layouts, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents. The Company maintains cash and cash equivalents in various United States banks. One operating account is in excess of the federally insured limit of $250,000. The Company also maintains cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Effective January 1, 2008, we adopted new fair value accounting guidance for financial assets and liabilities which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance does not require any new fair value measurements, but identifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions. The following summarizes this fair value hierarchy:

Level 1: Quoted prices in active markets for identical instruments.

Level 2: Quoted market prices for similar instruments, using observable market-based inputs or unobservable inputs corroborated by market data.

Level 3: Unobservable inputs using our own assumptions when observable inputs are not available.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Accounts Receivables and Customer Deposits. We perform ongoing credit evaluations of our customers and generally require a deposit. These customer deposits are classified as a current liability on the consolidated balance sheets. We also maintain an allowance for doubtful accounts to state trade receivables at their estimated realizable value. This allowance applies to all customers and is estimated based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s potential inability to meet its financial obligations. Receivables are written-off when management determines that collectability is remote.

As of December 31, 2009, we had three customers that individually accounted for 28%, 17% and 16% of our accounts receivable balance. As of December 31, 2008, we had two customers that individually accounted for 14% and 10% of our accounts receivable balance.

Marketable Securities. We account for our investments in marketable securities as available-for-sale and, as such, they are recorded on our consolidated balance sheets at estimated fair value and unrealized holding gains and losses are excluded from earnings and, instead, reported within accumulated other comprehensive income.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average method at GPI SAS and a first-in, first-out method at GPI USA. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within the next business cycle is considered non-current inventory.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. We include capitalized lease equipment in our property and equipment for financial reporting purposes. Depreciation is computed on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and Improvements	5 – 40
Furniture and Equipment	2 – 15
Vehicles	5 – 7

Long Lived Assets, Goodwill, and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill, and other intangible assets) for possible impairment when events or change in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually (as of December 31). In general, we will recognize an impairment loss when the sum of discounted expected cash flows from the asset is less than the carrying amount of such asset. Goodwill and other intangible assets with indefinite lives are not amortized. Other intangible assets, such as patents and trademarks, are amortized using the straight-line method over their economic lives. See Note 7.

Capitalized Leases. We include obligations from capitalized leases in our long and short-term debt captions for financial statement purposes.

Revenue Recognition. We recognize revenue when the following criteria are met: persuasive evidence of an arrangement between our customer and us exists, shipment has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Generally, this means we recognize revenue when our products are shipped to our customers and title to the products and risk of loss are transferred according to the shipping terms, at which time the products are deemed delivered. We generally require a deposit and typically sell our products with payment terms of net 30 days.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Shipping costs billed to our customers have the related expense included in cost of revenues. Revenues do not include sales tax, as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

Income Taxes. We recognize a current tax liability or asset for estimated taxes payable or refundable on tax returns for the current year and a deferred tax liability or asset for estimated future tax effects, attributable to temporary differences and carry forwards.

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

The Company reviews all of its tax positions and makes a determination as to whether its position is more likely than not to be sustained upon examination by tax authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on the cumulative probability that the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

Foreign Currency Transactions. The financial statements of GPI SAS are measured using the euro as the functional currency. Assets and liabilities of GPI SAS are translated into the US dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the US dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments are recorded within accumulated other comprehensive income.

For GPI Mexicana, the US dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income and expense in the Consolidated Statements of Income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time-to-time, we may enter into derivative currency contracts in order to hedge currency exposure. We did not have any forwards, options, or other derivative contracts in place as of December 31, 2009 or December 31, 2008 and no such contracts were entered into during 2009 or 2008.

Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on available-for-sale securities recorded net of tax, pension related costs, and foreign currency translation adjustments.

Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets including intangible assets and goodwill; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims and assessments. Actual results could differ from those estimates and assumptions.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures. ASU No. 2010-06 provides for more robust disclosures abut the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3. ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. Management is currently evaluating the requirements of ASU No. 2010-06 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable companies to account for products or services (deliverables) separately rather than as a combined unit since companies often provide multiple products or services to their customers. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact, if any, on our consolidated financial statements.

In July 2009, the FASB issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles). This statement establishes the ASC as the sole source of authoritative generally accepted accounting principles (GAAP). Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (SFAS 165, Subsequent Events) to provide guidance for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual financial periods ending after June 15, 2009. Adoption of this has no material impact on our financial statements.

In December 2008, the FASB issued ASC 715-20, Compensation-Retirement Benefits (Staff Position No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) which amended SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We have adopted ASC 715-20 and have included disclosure in Note 13.

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

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

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

Note 2. Marketable Securities

Available for sale marketable securities consist of the following investment categories issued by French and US banks as of December 31 (in thousands):

	2009			2008
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Certificates of deposit	$11,614	$—	$11,614	$3,480	$—	$3,480
Bond mutual fund	1,597	—	1,597	3,029	—	3,029
Term notes	1,369	—	1,369	487	—	487
Term bonds	1,020	—	1,020	565	—	565
Total current marketable securities	$15,600	$—	$15,600	$7,561	$—	$7,561
Bond mutual fund	$—	$—	$—	$696	$—	$696
Total long-term marketable securities	$—	$—	$—	$696	$—	$696

Long-term marketable securities include 500,000 euros ($696,000) as of December 31, 2008, which had to be maintained as a minimum balance as security for a loan obtained in June 2006. See Note 9.

Fair Value Measurement

We present our marketable securities at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that all of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for identical assets. For the year ended December 31, 2009, the fair value recognized on our marketable securities was $15.6 million, while at the year ended December 31, 2008, the fair value was $8.3 million. There were no assets or liabilities where Level 2 and 3 valuation techniques were used.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Allowance for Doubtful Accounts

A summary of the provision for estimated bad debts write-offs related to the allowance for doubtful accounts are as follows (in thousands):

Years Ended December 31,	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2009	$342	$81	$(218)	$15	$220
2008	$327	$37	$(10)	$(12)	$342

Note 4. Inventories

Inventories consist of the following at December 31 (in thousands):

	2009	2008
Raw materials	$4,748	$6,550
Work in progress	2,761	1,475
Finished goods	1,350	1,869
Inventories	$8,859	$9,894

As of December 31, 2009, $1,686,000 of our inventories is classified as non-current, as we do not expect that amount to be used in our normal inventory cycle.

Note 5. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2009	2008
Refundable value-added tax	$321	$336
Income tax-related assets(1)	625	237
Deposits	113	157
Other assets	182	60
Other current assets	$1,241	$790

(1)	Includes $289,000 tax benefit in 2009 from net-settled option exercise (see Note 14).

Note 6. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2009	2008
Land	$1,806	$1,795
Buildings and improvements	8,894	8,567
Furniture and equipment	18,891	17,633
Vehicles	563	693
	30,154	28,688
Less accumulated depreciation	(16,700)	(14,530)
Property and equipment, net	$13,454	$14,158

Depreciation expense for the years ended December 31, 2009 and 2008 was $2,055,000 and $2,307,000 respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets

As of December 31, 2008, goodwill totaled $1,599,000 and was associated with GPI USA. Of this amount, $1,399,000 was recorded on the books of GPI SAS and included $225,000 related to the net effect of foreign currency adjustments.

We assess the potential impairment of goodwill on an annual basis in conjunction with our year-end financial statements, and more frequently if events or changes in circumstances indicate that goodwill may be impaired following the guidance of ASC 350, Intangibles — Goodwill and Other. During the third quarter of 2009, we assessed goodwill for impairment. Performance at GPI USA was significantly below projected operating results for 2009 and projected operating results for subsequent years had been significantly reduced due to negative industry and economic trends. Step one of the impairment tests involved comparing the estimated fair value of GPI USA, measured using a discounted cash flow model, to its net book value including goodwill. The discounted cash flow approach requires estimates such as, expected revenue, gross margin, and operating expenses, to project future cash flows. We used an estimated weighted-average cost of capital to discount cash flows. The resulting comparison revealed that goodwill was impaired. Therefore, we performed step two of the goodwill impairment test to determine the extent to which goodwill was impaired. The extent by which the calculated fair value exceeds the net estimated fair value of assets and liabilities (excluding goodwill) is the value of the goodwill. The results of this step of the impairment test indicated that there would be no remaining implied value attributable to goodwill. Accordingly, we wrote off the entire goodwill balance. A charge of $1,572,000 was made to impairment of goodwill in our Consolidated Statements of Income.

Other intangible assets consisted of the following at December 31 (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents(1)	$1,242	$(1,141)	$101	$1,242	$(1,042)	$200	8 – 18
Trademark(2)	$620	$(45)	$575	$620	$(37)	$583	12
Total other intangibles	$1,862	$(1,186)	$676	$1,862	$(1,079)	$783

(1)	We completed an impairment test of all of our patents as of December 31, 2009, and adjusted the value of one patent, which was deemed to have no expected future value, to zero. The amount of the impairment was $79,000. This impairment loss is reflected in general and administrative expenses in the Consolidated Statements of Income and accumulated amortization in the table above.
(2)	In the fourth quarter of 2009, we reevaluated the indefinite life previously attributed to a trademark and determined that, due to a change in business strategy related to this trademark, an estimated life of 12 years was appropriate. We therefore resumed amortizing our trademark as reflected in the table above.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets  – (continued)

Amortization expense for the years ended December 31, 2009 and 2008 was $28,000 and $122,000, respectively. The following table provides estimated amortization expenses for the years ending December 31 (in thousands):

Year	Amortization Expense
2010	$62
2011	62
2012	62
2013	62
2014	60
Thereafter	368
Total	$676

Note 8. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2009	2008
Accrued bonuses and commissions	$1,226	$838
Accrued vacation	848	716
Accrued salaries, wages, and related costs	752	746
Other accrued expenses	494	610
Sales tax liability	196	156
Accrued liabilities	$3,516	$3,066

Note 9. Long-Term Debt and Pledged Assets

Long-term debt consists of the following at December 31 (in thousands):

	2009	2008
Note payable due to a commercial bank through June 2011	$687	$1,089
Note payable due to a commercial bank through May 2011	113	182
Note payable due to a commercial bank	—	925
Capital leases	60	70
Total debt	860	2,266
Less: current maturities	(546)	(523)
Long-term portion debt	$314	$1,743

In June 2006, GPI SAS entered into a 1.5 million euro (approximately $1.9 million in June 2006) loan transaction with a French bank. The loan has a five-year term at a fixed rate of 3.4% per annum and is due in June 2011. The loan is repayable in fixed quarterly installments of 80,628 euros. The loan was secured by a minimum of 500,000 euros of GPI SAS’ marketable securities at the bank until November 2009, when this requirement was eliminated (see Note 2). There is no prepayment penalty. As of December 31, 2009, the remaining balance was 477,000 euros ($687,000).

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long-Term Debt and Pledged Assets  – (continued)

In May 2004, GPI SAS entered into a 350,000 euro (approximately $423,000 in May 2004) loan transaction with a French bank. The loan has a fixed interest rate of 3.6% per annum, is due in May 2011, and is secured by a mortgage on the manufacturing facility in France. The loan is repayable in fixed monthly installments of 4,720 euros. There is a prepayment penalty. As of December 31, 2009, the remaining balance was 78,000 euros ($113,000).

In March 2002, GPI USA entered into a $995,000 loan transaction secured by a deed of trust on its Las Vegas building and personal property at an interest rate equal to the greater of (i) 8% per annum, or (ii) 362.5 basis points over the average of the London Interbank Offered Rates (LIBOR) for six-month dollar deposits in the London market based on quotations of major banks, but may not exceed 12% per annum. The interest rate as of December 31, 2008 was 8.00%. This loan was paid off early, in September 2009, rather than through equal monthly installments through March 2012, at which time the entire remaining principal balance would have been due. There was no prepayment penalty.

In February 2001, GPI SAS borrowed 2.6 million euros (approximately $2.4 million in February 2001) from an unaffiliated party. Principal and interest payments were made quarterly until February 2008, at which time the loan was paid off.

Estimated annual principal maturities of long-term debt and future minimum payments under capital lease obligations at December 31, 2009 are as follows (in thousands):

Year	Capital Leases	Long-term Debt	Total
2010	$21	$533	$554
2011	21	267	288
2012	21	—	21
2013	17	—	17
Total	80	800	880
Less: amount representing interest	(20)	—	(20)
Total of present value of minimum lease payments and long term debt	60	800	860
Less: current maturities	(13)	(533)	(546)
Total long-term portion of obligations	$47	$267	$314

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of building and storage rental expenses and equipment and vehicle rental expenses.

Operating lease expense for the years ended December 31, 2009 and 2008 was $510,000 and $496,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

The following schedule reflects our future minimum lease payments under operating leases including related party payments (see Note 18) as of December 31, 2009 (in thousands):

Year	Minimum Lease Payments
2010	$462
2011	445
2012	391
2013	375
2014	36
Total	$1,709

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company engaged counsel and intends to vigorously defend against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an Order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiff filed a Second Amended Complaint on January 9, 2009. Defendants Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009. On September 28, 2009, Defendants’ motion was granted and judgment dismissing the Second Amended Complaint with prejudice was entered on September 29, 2009. On October 29, 2009, Plaintiff filed his Notice of Appeal of the Court’s judgment to the 9th Circuit Court of Appeals. Plaintiff has filed his opening brief in support of its appeal and defendants’ reply brief was filed on March 15, 2010. Plaintiff may file a responding brief by early April 2010. The matter will then await further action by the Court.

On August 31, 2007, a shareholders derivative complaint alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, entitled Glenn D. Hutton, derivatively on behalf of Nominal Defendant Gaming Partners International Corp., plaintiff, vs. Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes, defendants, and Gaming Partners International Corp., Nominal Defendant was filed in the United States District Court for the District of Nevada, under Case No., 2:07-cv-01180-JCM-LRL. Defendants filed a motion to dismiss the complaint on June 30, 2008 claiming, among other things, that the complaint should be dismissed for failure to make a demand on the directors. Defendants’ motion was granted after a hearing conducted on October 16, 2008. The Judgment and the Court’s Order Granting the Motion to Dismiss the Complaint without prejudice was entered on October 29, 2008. By letter dated January 14, 2009, plaintiff’s counsel made a formal demand that the members of the Board of Directors of Gaming Partners International Corporation take action to remedy alleged breaches of fiduciary duties by certain current and former executive officers and directors of the Company, specifically Gerard P. Charlier, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry and David W. Grimes. The Board of Directors of GPIC appointed a Special Litigation Committee to commence an investigation into the matters raised in the demand letter.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

After a thorough investigation, the Special Litigation Committee reported its findings to the Board of Directors concluding that the claims are unfounded and that no action concerning the allegations in the demand letter is required or necessary.

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned. On April 7, 2009, plaintiff filed an Amended Complaint alleging breach of contract, tortious interference with perspective economic advantage and seeking preliminary injunctive relief. On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier. The Company agreed to defend and hold the manufacturer harmless against claims by plaintiff for tortious interference as a result of the purchase agreement between the Company and the manufacturer. Plaintiff’s motion for preliminary injunctive relief and defendants’ respective motions to dismiss the Second Amended Complaint were denied. The Company filed a counterclaim against plaintiff on January 22, 2010. After commencement of a trial on the matter on March 22, 2010, the matter was concluded as follows: plaintiff’s claims against the current manufacturing supplier were dismissed with prejudice; plaintiff’s claims against Gaming Partners International Corporation were dismissed with prejudice; judgment was entered in favor of Gaming Partners International USA, Inc. and against plaintiff on the counterclaim; and plaintiff and GPI USA entered into a proposed settlement agreement with regard to the claims set forth in the Second Amended Complaint. The settlement is expected to be completed within 30 days of its entry.

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

On October 25, 2001, GPI SAS entered into an exclusive patent license agreement with Enpat, Inc. The subject patents were subsequently sold by Enpat, Inc. to Shuffle Master Inc. in 2004. Thereafter, in 2005, Shuffle Master Inc. sold 50% of its rights in the subject patents to International Game Technology and later the other 50% of its rights in the subject patents also to International Game Technology. The agreement grants GPI SAS (and its affiliated GPIC companies) the exclusive rights to manufacture and distribute gaming chips and readers in the United States under the patents for a gaming chip tracking system and method, which utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or Radio Frequency Identification Devices (RFID) technology. The duration of the exclusive agreement is for the life of the patents, the last of which expires in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate to approximately $716,000 as of December 31, 2009.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following as of December 31 (in thousands):

	2009	2008
Foreign currency translation	$3,241	$2,541
Unrecognized pension transition asset, net of tax	32	45
Accumulated other comprehensive income	$3,273	$2,586

Note 12. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment—casino game table equipment products. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following table present certain data by geographic area for the years ended December 31 (in thousands):

	2009		2008
Revenues
United States	$22,664	45.8%	$36,710	60.6%
Asia(1)	20,488	41.4%	13,549	22.4%
Europe (includes Russia)	3,042	6.1%	5,704	9.4%
Other(2)	3,333	6.7%	4,583	7.6%
Total	$49,527	100.0%	$60,546	100.0%

(1)	Primarily Macau, the Philippines, and Singapore for 2009 and Macau for 2008.
(2)	Includes Canada, Africa, Australia, South America, and other countries.

The following table represents our net sales by product line for the years ended December 31, (in thousands):

	2009		2008
Casino chips:
American-style casino chips	$21,783	44.1%	$30,182	49.9%
European-style casino chips	10,803	21.8%	8,245	13.6%
Total casino chips	32,586	65.9%	38,427	63.5%
Table layouts	4,383	8.8%	5,154	8.5%
Playing cards	4,287	8.7%	4,149	6.9%
Table accessories and other products	2,770	5.6%	5,226	8.6%
Gaming furniture	2,248	4.5%	3,580	5.9%
Dice	1,842	3.7%	1,901	3.1%
Shipping	1,411	2.8%	2,109	3.5%
Total	$49,527	100.0%	$60,546	100.0%

Revenues generated by GPI USA primarily are to casinos in the United States. Revenues generated by GPI SAS are primarily casino chips sold to casinos in Asia and Europe. In 2009, four customers represented 10%, 9%, 9%, and 7% of revenues. In 2008, these four customers represented 4%, 0%, 4%, and 0% of revenues respectively, and two other customers represented 6% and 5% of revenues.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Geographic and Product Line Information  – (continued)

The following table represents our property and equipment by geographic area as of December 31 (in thousands):

	2009	2008
Property and equipment, net:
France	$6,458	$6,971
United States(1)	3,670	3,857
Mexico(1)	3,326	3,330
Total	$13,454	$14,158

(1)	In the second quarter of 2008, we moved the production of our injection molded casino chips and the related property and equipment from Las Vegas to Mexico.

The following table represents goodwill and intangibles by geographic area as of December 31 (in thousands):

	2009	2008
Goodwill and intangibles, net:(1)
United States	$676	$983
France	—	1,399
Total	$676	$2,382

(1)	See Note 7, Goodwill and Other Intangible Assets.

Note 13. Pension Plans

For employees in France, we sponsor a noncontributing defined benefit pension plan which funds a mandatory payment when they retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to this defined benefit pension plan as of December 31 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$353	$367
Service cost	28	34
Interest cost	17	19
Actuarial (gain)	(16)	(37)
Benefits paid	(55)	(9)
Foreign currency translation	12	(21)
Benefit obligation at end of year	339	353
Change in plan assets:
Fair value of plan assets at beginning of year	450	545
Actual return (loss) on plan assets	32	(60)
Benefits paid	(55)	(9)
Foreign currency translation	15	(26)
Fair value of plan assets at end of year	442	450
Funded status and prepaid benefit cost	$103	$97

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Pension Plans  – (continued)

Prepaid benefit costs of $103,000 and $97,000 were recognized in the consolidated balance sheets in other assets as of December 31, 2009 and 2008, respectively.

Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds as of December 31 (in thousands):

	2009	2008
Worldwide bond fund	$194	$190
European equity fund	124	92
Guaranteed rate fund	124	168
Fair value of plan assets at end of year	$442	$450

GPI SAS management is responsible for administering our investment strategy of growing plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, pension assets are diversified across several classes of investments. We did not make any contribution to the pension plan in either 2009 or 2008 and do not expect to make any contributions to the pension plan in 2010.

The weighted average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2009	2008
Assumptions:
Discount rate	4.50%	5.10%
Rate of compensation increase	2.10%	2.50%

The accumulated benefit obligation was $233,000 and $236,000 as of December 31, 2009 and 2008, respectively.

Net pension (benefit) expense consisted of the following for the years ended December 31 (in thousands):

	2009	2008
Service cost-benefits earned during the period	$28	$34
Interest expense on benefit obligation	17	19
Actuarial (gain)	(16)	(37)
Amortization of unrecognized transition asset	(19)	(20)
Actual (return) loss on plan assets	(32)	60
Net pension (benefit) expense	$(22)	$56

Projected benefit payments from the plan as of December 31, 2009 are estimated at zero for 2010 through 2014, and an aggregate of $71,000 for 2015 through 2019.

We also sponsor a 401(k) plan for employees in the United States who have worked for us over six months and are 21 years of age or older. Company contributions to the plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the plan up to the lesser of the IRS annual limit or fifteen percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2009, and 2008 under the plan were $52,000 and $60,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Programs and Share-based Compensation Expense

We have two active stock option programs, which consist of the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan) and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

The 1994 Long-Term Incentive Plan (Incentive Plan) expired on January 30, 2004, except as to the stock options outstanding as of that date. All of the then outstanding options have terminated, expired, or have been exercised. In December 2009, 300,000 outstanding options were exercised by Gerard Charlier, our former President and CEO, through a net-settled stock option exercise, which was permitted under the rules of the Incentive Plan. The net shares issued were 95,615, which takes into account the shares needed to be withheld based on the then-current market price and the strike price of $3.40, as well as the minimum statutory tax withholding amount of $206,000. In addition, the transaction decreased additional paid-in capital by $239,000; increased our income tax receivable, which is included in other current assets, by $289,000; and reversed $322,000 from a deferred income tax asset.

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

In 2008, a total of 40,000 discretionary stock options were granted to three directors for board services performed in excess of their normal board responsibilities. The resulting share-based compensation expense was $154,000. All other 2008 grants were non-discretionary. Also in 2008, 10,000 vested options expired and we reversed $23,000 from the deferred tax asset. In 2009, there were no discretionary stock option grants.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following is a summary of stock option activity for the years ended December 31, 2009 and 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	352,500	$5.35
Granted	56,500	6.50
Cancelled	—
Expired	10,000	18.46
Exercised	—
Outstanding at December 31, 2008	399,000	5.18
Granted	170,500	6.21
Cancelled	—
Expired	—
Exercised(1)	300,000	3.40
Outstanding at December 31, 2009	269,500	$7.82	8.7	$12
Exercisable at December 31, 2009	109,000	$10.02	7.8	$12

(1)	See discussion of net-settled stock option exercise above for further explanation of these stock options.

For the year ended December 31, 2009, the total intrinsic value of options exercised was $780,000 and for the year ended December 31, 2008, there were no options exercised.

We account for our share-based compensation using a modified prospective application. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Dividends and expected volatility are based on historical factors related to our common stock. The risk free rate is based on United States Treasury rates appropriate for the expected term, which is based on the contractual term of the options as well as historical exercise and termination behavior.

The following table summarizes the weighted average assumptions used, and related information, for option activity for the periods indicated.

	2009	2008
Option valuation assumptions:
Dividend yield	0.0%	None
Expected volatility	65.0%	61.6%
Risk free interest rate	1.88%	2.92%
Expected term of options	6.5 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$ 3.83	$ 3.71
Exercises under all share-based payment arrangements:
Payment on net-settled stock option exercise(1)	$206	$ —
Tax benefit realized from option exercises	$289	$ —

(1)	See discussion of net-settled stock option exercise above for further explanation of these stock options.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2009	2008
Share-based compensation	$190	$290
Estimated tax benefit	(68)	(104)
Total share-based compensation, net of tax benefit	$122	$186

As of December 31, 2009, there was a total of $511,000 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows (in thousands):

Year	Amount
2010	$127
2011	115
2012	115
2013	115
2014	39
Total	$511

Note 15. Other Income and Expense

Other income and expense consists of the following at December 31 (in thousands):

	2009	2008
Interest income	$273	$252
Interest expense	(102)	(137)
Gain on foreign currency transactions	65	268
Other income, net	53	103
Total other income and (expense)	$289	$486

Note 16. Income Tax Matters

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2009	2008
Current:
US Federal	$(688)	$966
US State	14	22
France	1,148	143
Total Current	474	1,131
Deferred:
US Federal	221	18
US State	(157)	13
France	(81)	177
Total Deferred	(17)	208
Provision for income taxes	$457	$1,339

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Tax Matters  – (continued)

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2009	2008
France	$2,216	$2,218
United States	(712)	3,608
Pre-tax income	$1,504	$5,826

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2009	2008
Computed expected income tax expense	34.0%	34.0%
Goodwill impairment	31.0%	0.0%
Non-deductible expenses	1.0%	(0.6%)
State income taxes, net	0.5%	0.8%
Liability for uncertain tax positions	2.9%	(3.6%)
French Research Credit	(13.0%)	(3.9%)
True-ups(1)	(11.8%)	(0.8%)
Change in valuation allowance	(10.9%)	(3.2%)
Other, net	(3.4%)	0.3%
Income tax expense	30.3%	23.0%

(1)	Change in estimates related to certain deductions and foreign tax credits.

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Operating loss carry forwards	$98	$71
Bad debt reserves and inventory	415	608
French deferred assets	149	40
Stock compensation	289	525
Fixed assets	443	384
Intangibles	931	855
Tax credits	4,193	4,255
Other	79	81
Total gross deferred tax assets	6,597	6,819
Less: valuation allowance	(4,232)	(4,462)
Total net deferred tax assets	2,365	2,357
Deferred tax liabilities:
French deferred liabilities	623	585
Total deferred tax liabilities	623	585
Deferred tax assets, net	$1,742	$1,772

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Tax Matters  – (continued)

As of December 31, 2009, we had $4.2 million in available foreign tax credits. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of 10 years. The available foreign tax credits of $2.2 million, $1.3 million, and $0.7 million will expire in 2015, 2016 and 2017, respectively. We have established a full valuation allowance related to these foreign tax credits due to the uncertainty of future foreign source income. We are not anticipating a repatriation of earnings from GPI SAS and we have not provided deferred taxes on the unrepatriated earnings of GPI SAS, since we consider these foreign earnings to be permanently reinvested.

We have state net operating loss carry forwards which will expire in 2011 through 2028. The determination and utilization of these state net operating loss carry forwards is dependent upon apportionment percentages and the respective state laws, which can change from year to year. In 2009 we released most of the valuation allowance on state deferred tax assets, since we have started to generate state taxable income in recent years and expect to continue to do so in the future. We continue to have a valuation allowance related to certain state net operating loss carry forwards, which are expected to expire before utilization, due to decreased apportionment percentages in those states.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	2009	2008
Balance at January 1	$—	$209
Increases related to current year tax positions	43	—
Reductions due to settlements with taxing authorities	—	(209)
Foreign currency translation	2	—
Balance at December 31	$45	$—

For the year ended December 31, 2009, our unrecognized tax benefits increased by $45,000 related to GPI SAS, all of which would affect our effective tax rate, if recognized. We have accrued $4,000 in interest and penalties related to the unrecognized tax benefits. The Company does not anticipate that the total amount of its unrecognized tax benefits will significantly change during the next twelve months.

For the year ended December, 31, 2008, our unrecognized tax benefits decreased by $209,000 based on the settlement of a tax audit. During 2007, The French Tax Administration completed their audit of GPI SAS for tax years 2004, 2005 and 2006 and issued a notice seeking additional taxes. In 2008, the French Tax Administration agreed with our position that no additional taxes were due. Consequently, we reversed the accrual of $217,000 that had been made. The impact of this reversal was a non-cash income tax benefit of $209,000 and a credit to Accumulated Other Comprehensive Income of $8,000.

We file income tax returns with the US Internal Revenue Service (IRS), the French Tax Administration, and various states. The tax years 2006 through 2009 remain open to examination under the statute of limitations by the IRS and various states for GPIC and GPI USA and 2007 through 2009 by the French Tax Administration for GPI SAS. US federal tax positions for the 2004 tax year were effectively settled with the completion of an IRS examination.

Note 17. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of the potential exercise of outstanding common stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share (EPS)  – (continued)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows (in thousands):

	2009	2008
Weighted average number of common shares outstanding - Basic	8,107	8,103
Potential dilution from equity grants	83	81
Weighted average number of common shares outstanding - Diluted	8,190	8,184

We have certain outstanding stock options to purchase common stock which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. Outstanding antidilutive options for the years ended December 31, 2009 and 2008 amounted to 196,000 and 81,000, respectively.

Note 18. Related Party Transactions

We lease two manufacturing facilities totaling approximately 80,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through December 2013 at the monthly rental amount of $0.35 per square foot, or approximately $28,000. The 80,000 square feet represents a 14,000 square feet increase effective April 2008, to accommodate the relocation of our Las Vegas-based chip manufacturing operations to Mexico.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America,

(3) provide reasonable assurance that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

(4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, are incorporated herein by reference.

Item 11.	Executive Compensation.

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and ‘Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We have no related party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2098 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (c) Exhibits

2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference to: Annex A to the Company's definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the “Proxy Statement”) (SEC file no. 000-23588).
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement (SEC file no. 000-23588).
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
3.03	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007 (SEC file no. 000-23588).
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
10.01	Gaming Partners International Corporation 1994 Directors' Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to: Annex A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008 (SEC file no. 000-23588).*
10.02	Loan Agreement executed January 9, 2004, between Bourgogne et Grasset, as borrower, and BNP Paribas, S.A., as lender, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2004 (SEC file no. 000-23588).
10.03	Loan Agreement dated June 29, 2006 between Lyonnaise de Banque and Gaming Partners International SAS (English translation of French-language document) incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006. (SEC file no. 000-23588)
10.04	Offer letter effective December 7, 2006, relating to David W. Grimes, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 7, 2006 (SEC file no. 000-23588).*
10.05	Employment Agreement dated September 12, 2007 between Gerard P. Charlier and the Company, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC file no. 000-23588).*
10.06	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008 (SEC file no, 000-23588).*
10.07	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file no. 000-23588).
10.08	Stock Option Agreement with Gregory S. Gronau incorporated herein by reference to Appendix A of our definitive proxy statement dated April 6, 2009 filed with the SEC on April 6, 2009.*
21.01	List of subsidiaries, incorporated by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2005.
23.01	Consent of Moss Adams LLP.
31.10	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.20	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14 (a) of the Securities Exchange Act, as amended.
32.00	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.10	Government Gaming Regulation.

*	Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 30, 2010	By: /s/ GREGORY S. GRONAU Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By: /s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2010	By: /s/ David W. Grimes David W. Grimes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 30, 2010	By: /s/ Gerard P. Charlier Gerard P. Charlier Director
Date: March 30, 2010	By: /s/ Eric P. Endy Eric P. Endy Director
Date: March 30, 2010	By: /s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 30, 2010	By: /s/ Alain Thieffry Alain Thieffry Director
Date: March 30, 2010	By: /s/ Charles R. Henry Charles R. Henry Director
Date: March 30, 2010	By: /s/ Robert J. Kelly Robert J. Kelly Director
Date: March 30, 2010	By: /s/ Elisabeth Carrette Elisabeth Carrette Director