Form 10-Q
period 2010-03-31
Gaming Partners International CORP
filed 2010-05-13
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 6, 2010 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,187	$3,238
Marketable securities	14,950	15,600
Accounts receivable, less allowance for doubtful accounts of
$179 and $220, respectively	3,994	7,035
Inventories	7,042	7,173
Prepaid expenses	479	506
Deferred income tax asset	561	707
Other current assets	1,266	1,241
Total current assets	32,479	35,500
Property and equipment, net	12,611	13,454
Intangibles, net	661	676
Deferred income tax asset	1,657	1,657
Inventories, non-current	1,645	1,686
Other assets, net	279	305
Total assets	$49,332	$53,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$100	$546
Accounts payable	2,230	2,828
Accrued liabilities	3,765	3,516
Customer deposits	3,473	4,698
Income taxes payable	396	569
Other current liabilities	435	649
Total current liabilities	10,399	12,806
Long-term debt, less current maturities	44	314
Deferred income tax liability	568	623
Other liabilities	42	45
Total liabilities	11,053	13,788
Commitments and contingencies - see Note 6
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 and 8,199,016 respectively, issued and outstanding	82	82
Additional paid-in capital	19,046	18,985
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	17,383	17,346
Accumulated other comprehensive income	1,964	3,273
Total stockholders' equity	38,279	39,490
Total liabilities and stockholders' equity	$49,332	$53,278

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

`	Three Months Ended
	March 31,
	2010	2009
Revenues	$10,945	$8,943
Cost of revenues	7,274	6,530
Gross profit	3,671	2,413

Marketing and sales	1,086	983
General and administrative	2,594	2,323
Operating loss	(9)	(893)
Other income and (expense)	63	131
Income (loss) before income taxes	54	(762)
Income tax expense (benefit)	17	(263)
Net income (loss)	$37	$(499)

Earnings per share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)
Weighted-average shares of common stock outstanding:
Basic	8,199	8,103
Diluted	8,203	8,103

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(499)	-	-	-	-	(499)	-	(499)
Stock compensation expense	-	-	-	50	-	-	-	50
Amortization of pension transition asset, net of tax	(3)	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	(814)	-	-	-	-	-	(814)	(814)
Total comprehensive loss	$(1,316)
Balance, March 31, 2009		8,103,401	$81	$19,083	$(196)	$16,813	$1,769	$37,550

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$37	-	-	-	-	37	-	37
Unrealized gain on securities, net of tax	2	-	-	-	-	-	2	2
Stock compensation expense	-	-	-	61	-	-	-	61
Amortization of pension transition asset, net of tax	(3)	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	(1,308)	-	-	-	-	-	(1,308)	(1,308)
Total comprehensive loss	$(1,272)
Balance, March 31, 2010		8,199,016	$82	$19,046	$(196)	$17,383	$1,964	$38,279

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$37	$(499)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	485	487
Amortization	15	6
Provision for bad debt	(27)	89
Deferred income taxes	124	(243)
Share-based compensation expense	61	50
Gain on sale of property and equipment	(4)	-
Gain on sale of marketable securities	(29)	(15)
Change in operating assets and liabilities:
Accounts receivable	2,864	2,471
Inventories	(161)	(1,272)
Prepaid expenses and other current assets	(40)	(223)
Non-current other assets	15	29
Accounts payable	(492)	(274)
Customer deposits	(986)	3,292
Accrued liabilities	395	68
Income taxes payable	(141)	(297)
Other current liabilities	(185)	146
Net cash provided by (used in) operating activities	1,931	3,815

Cash Flows from Investing Activities
Purchase of marketable securities	(4,155)	(9,875)
Proceeds from sale of marketable securities	3,922	8,298
Capital expenditures	(46)	(70)
Proceeds from sale of property and equipment	4	-
Net cash provided by (used in) investing activities	(275)	(1,647)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(682)	(121)
Net cash provided by (used in) financing activities	(682)	(121)
Effect of exchange rate changes on cash	(25)	(78)
Net increase (decrease) in cash and cash equivalents	949	1,969
Cash and cash equivalents, beginning of period	3,238	5,547
Cash and cash equivalents, end of period	$4,187	$7,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$29
Cash paid for income taxes, net of refunds	$138	$292
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$6	$42

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

Significant Accounting Polices

Basis of Consolidation and Presentation.   The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.   These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2009.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Reclassification.  Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation. These reclassifications had no effect on our net income. These reclassifications relate to including product development expenses in general and administrative expenses, instead of presenting these expenses separately.

Recently Issued Accounting Standards.  In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures.  ASU No. 2010-06 provides for more robust disclosures about the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3.  ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within that fiscal year. The adoption of ASU No. 2010-06 did not impact the Company’s financial position or results of operations.

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

In July 2009, the FASB issued Accounting Standards Codification 105 (ASC 105), Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles).  This statement establishes the Accounting Standards Codification  as the sole source of authoritative generally accepted accounting principles (GAAP).  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

Note 2.  Marketable Securities

Available for sale marketable securities consist of investments in securities such as bonds, mutual funds, and certificates of deposit offered by French and US banks (in thousands):

	March 31, 2010			December 31, 2009
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$10,969	$-	$10,969	$11,614	$-	$11,614
Bond mutual fund	2,489	3	2,492	1,597	-	1,597
Term bonds	955	(5)	950	1,020	-	1,020
Term notes	539	-	539	1,369	-	1,369
Total marketable securites	$14,952	$(2)	$14,950	$15,600	$-	$15,600

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

Note 3.  Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$4,376	$4,748
Work in progress	1,435	2,761
Finished goods	2,876	1,350
Total inventories	$8,687	$8,859

As of March 31, 2010 and December 31, 2009, a portion of our inventories are classified as non-current because we do not expect this portion to be used in our normal inventory cycle.  The classification of our inventories on our balance sheets is as follows (in thousands):

	March 31, 2010	December 31, 2009
Inventories, current	$7,042	$7,173
Inventories, non-current	1,645	1,686
	$8,687	$8,859

Note 4.  Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$1,785	$1,806
Buildings and improvements	8,612	8,894
Furniture and equipment	18,183	18,891
Vehicles	539	563
	29,119	30,154
Less accumulated depreciation	(16,508)	(16,700)
Property and equipment, net	$12,611	$13,454

Depreciation expense for the three months ended March 31, 2010 and 2009 was $485,000 and $487,000, respectively.

Note 5.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$702	$(604)	$98	$1,242	$(1,141)	$101	13-16
Trademark	620	(57)	563	620	(45)	575	12
Total intangibles	$1,322	$(661)	$661	$1,862	$(1,186)	$676

In January 2010 a fully amortized patent expired, resulting in a reduction to the gross carrying value and accumulated amortization of $540,000.

Amortization expense for intangible assets for the three months ended March 31, 2010 and 2009 was $15,000 and $5,000, respectively.

Note 6.  Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled  Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation  was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan has been designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation.  The Company engaged counsel and intends to vigorously defend against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an Order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiff filed a Second Amended Complaint on January 9, 2009. Defendants’ Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009. On September 28, 2009, Defendants’ motion was granted and judgment dismissing the Second Amended Complaint with prejudice was entered on September 29, 2009. On October 29, 2009, Plaintiff filed his Notice of Appeal of the Court’s judgment to the 9th Circuit Court of Appeals. All briefings have been concluded and the matter awaits further action by the Court.

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4. The complaint seeks a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and Gaming Partners International USA, Inc. The Company engaged counsel and intends to vigorously defend against the claims presented. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned. On April 7, 2009, plaintiff filed an Amended Complaint alleging breach of contract, tortious interference with perspective economic advantage and seeking preliminary injunctive relief. On July 27, 2009, plaintiff filed a Second Amended Complaint against the Company and the Company’s current manufacturing supplier. The Company agreed to defend and hold the manufacturer harmless against claims by plaintiff for tortious interference as a result of the purchase agreement between the Company and the manufacturer. Plaintiff’s motion for preliminary injunctive relief and defendants’ respective motions to dismiss the Second Amended Complaint were denied. The Company filed a counterclaim against plaintiff on January 22, 2010. After commencement of  trial on the matter on March 22, 2010, the matter was concluded as follows: plaintiff’s claims against the current manufacturing supplier were dismissed with prejudice; plaintiff’s claims against Gaming Partners International Corporation were dismissed with prejudice; judgment was entered in favor of Gaming Partners International USA, Inc. and against plaintiff on the counterclaim; and plaintiff and GPI USA entered into a proposed settlement agreement with regard to the claims set forth in the Second Amended Complaint. The settlement agreement has been fully executed by the parties and is awaiting formal entry by the court.

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

The Company has an exclusive patent license agreement with International Game Technology which grants the Company the exclusive rights to manufacture and distribute gaming chips and readers in the United States under patents for a gaming chip tracking system and method that utilize gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), or Radio Frequency Identification Devices (RFID) technology. The duration of the exclusive agreement is for the life of the patents, the last of which expires in 2015. Minimum annual royalty payments of $125,000 are required to be made by GPIC over the remaining life of the exclusive patent license agreement.

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Foreign currency translation	$1,933	$3,241
Unrealized gain on securities, net of tax	2	-
Unrecognized pension transition asset, net of tax	29	32
Total accumulated other comprehensive income	$1,964	$3,273

Note 8.  Geographic and Product Line Information

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

The following table presents certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2010		2009
Revenues
United States	$5,324	48.6%	$5,577	62.4%
Asia (1)	4,034	36.9%	1,486	16.6%
Europe (includes Russia)	969	8.9%	689	7.7%
Other (2)	618	5.6%	1,191	13.3%
Total	$10,945	100.0%	$8,943	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Africa, Australia, South America, and other countries.

The following table presents our net sales by product (in thousands):

	Three Months Ended
	March 31,
	2010		2009
Casino chips:
American-style casino chips	$5,334	48.7%	$4,555	50.9%
European-style casino chips	1,894	17.3%	361	4.0%
Total casino chips	7,228	66.0%	4,916	54.9%

Playing cards	1,166	10.7%	1,057	11.8%
Table layouts	996	9.1%	1,158	13.0%
Dice	484	4.4%	402	4.5%
Table accessories and other products	479	4.4%	661	7.4%
Gaming furniture	271	2.5%	391	4.4%
Shipping	321	2.9%	358	4.0%
Total	$10,945	100.0%	$8,943	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	March 31, 2010	December 31, 2009
Property and equipment, net:
France	$5,839	$6,458
United States	3,579	3,670
Mexico	3,193	3,326
Total	$12,611	$13,454

All intangible assets are in the United States.

Note 9.  Other Income and Expense

Other income and expense consists of the following:

	Three Months Ended
	March 31,
	2010	2009
Interest income	$55	$49
Interest expense	(9)	(28)
(Loss) gain on foreign currency transactions	(14)	93
Other income, net	31	17
Total other income and (expense)	$63	$131

Note 10.  Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of common shares outstanding - Basic	8,199	8,103
Potential dilution from stock options	4	-
Weighted average number of common shares outstanding - Diluted	8,203	8,103

For the three months ended March 31, 2009, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would have been antidilutive. Therefore, we did not calculate the dilutive effect of options outstanding for this three month period.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, Risk Factors of the Company’s Form 10-K for the period ended December 31, 2009.

For a Company Overview and information on our products as well as general information, see Part I—Item 1. Business of the Company’s Form 10-K for the period ended December 31, 2009.

Overview of our Business

GPIC manufactures and supplies casino chips, under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low and high frequency RFID casino chips), low and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its products to licensed casinos worldwide.  We operate in one segment and have two operating subsidiaries: GPI USA and GPI SAS, a French subsidiary.  Our subsidiaries have the following distribution and product focus:

•
GPI USA sells in the Americas out of regional offices in the United States. GPI USA sells our full product line with most of the products manufactured in Mexico with the remainder either manufactured in Las Vegas or France.

•
GPI SAS sells internationally out of Beaune, France, with most sales occurring in Europe and Asia. GPI SAS predominately sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips - our primary product line, which typically represents over 60% of the Company’s revenues. The nature of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenue and earnings.  While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice.  An indicator of future sales is found in our backlog report, which reflects signed orders that we expect to ship in 2010.

	GPI USA	GPI SAS	Total
March 31, 2010	$ 2.0 million	$ 7.1 million	$ 9.1 million
March 31, 2009	$ 2.6 million	$ 9.0 million	$ 11.6 million

Overview of our Industry

In the United States, the general slow down in the gaming industry has negatively affected our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. In addition, financial strains on casino owners have reduced the number of new casino openings, the expansion of existing casinos, and large replacement orders, upon which our casino chip sales are heavily dependent.  To the extent these conditions continue, we anticipate our revenues in future quarters could be adversely affected. Local casino markets in the United States have not been as adversely affected by the economic downturn as in the gaming destination markets of Las Vegas and Atlantic City.

Two states, Pennsylvania and Delaware, recently legalized table games.  Casinos in both states are expected to begin table game operations by the third quarter of 2010. The Company received temporary licenses to distribute its products in Pennsylvania and Delaware in March and April, respectively.

Internationally, Macau continues to be the largest gaming market and recently posted record gaming revenues. Other parts of Asia are also becoming significant gaming destinations. In Singapore, the Sentosa casino and the Marina Bay Sands casino opened in February and April, respectively.

Financial and Operational Highlights

For the first quarter of 2010, our revenues were $10.9 million, an increase of $2.0 million, or 22%, compared to revenues of $8.9 million for the same period of 2009.  Our net income for the first quarter of 2010 was $37,000, compared to a net loss of $0.5 million for the same period in 2009.  The improvement in our operating results was primarily due to the increase in revenues.

In March 2010 we paid off early a $0.7 million loan and in April 2010 we paid off early our last remaining loan of $0.1 million.

Looking Forward

The second quarter of 2010 got off to a strong start with the shipment of the Marina Bay Sands order, which had been originally planned for first quarter shipment.

We continue to pursue the development of new products, new programs, and new markets to enhance our revenues, while looking for ways to improve operations through cost reduction and improved efficiency.  We are considering strategic arrangements and acquisitions that are complementary to our current product offerings. For example, in April 2010 we contracted with Gary Platt Manufacturing, a leading casino chair manufacturer, to distribute their products in certain gaming jurisdictions.

Other Matters

GPI SAS uses the euro as its functional currency.  As of March 31, 2010 and December 31, 2009 the US dollar to euro exchange rates were $1.3479 to one euro and $1.4406 to one euro, respectively, which represents a 6.4% stronger dollar compared to the euro. The average exchange rates for the three months ended March 31, 2010 and March 31, 2009 were 1.3852 and 1.3024, which represents a 6.4% weaker dollar compared to the euro. GPI Mexicana uses the US Dollar as its functional currency. The average exchange rates for the quarters ended March 31, 2010 and 2009 were 12.79 pesos to the US dollar and 13.89 pesos to the US dollar, respectively, which represents a 7.9% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had an unfavorable impact of $0.1 million for the first quarter as our manufacturing costs were increased.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues:
	Three Months Ended
	March 31,
	2010		2009		Period to Period Change
Revenues	$10,945	100.0%	$8,943	100.0%	$2,002	22.4%
Cost of revenues	7,274	66.5%	6,530	73.0%	744	11.4%
Gross profit	3,671	33.5%	2,413	27.0%	1,258	52.1%
Selling, general and administrative	3,680	33.6%	3,306	37.0%	374	11.3%
Operating (loss)	(9)	(0.1)%	(893)	(10.0)%	884	99.0%
Other income and (expense)	63	0.6%	131	1.5%	(68)	(51.9)%
Income (loss) before income taxes	54	0.5%	(762)	(8.5)%	816	-
Income tax expense (benefit)	17	0.2%	(263)	(2.9)%	280	-
Net income (loss)	$37	0.3%	$(499)	(5.6)%	$536	-

The following table presents certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2010		2009		Period to Period Change
Revenues
United States	$5,324	48.6%	$5,577	62.4%	$(253)	(4.5)%
Asia(1)	4,034	36.9%	1,486	16.6%	2,548	171.5%
Europe (includes Russia)	969	8.9%	689	7.7%	280	40.6%
Other(2)	618	5.6%	1,191	13.3%	(573)	(48.1)%
Total	$10,945	100.0%	$8,943	100.0%	$2,002	22.4%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Africa, Australia, South America, and other countries.

The following table details the Company’s revenues by product line (in thousands):

	Three Months Ended
	March 31,
	2010		2009		Period to Period Change
Casino chips:
American-style casino chips	$5,334	48.7%	$4,555	50.9%	$779	17.1%
European-style casino chips	1,894	17.3%	361	4.0%	1,533	424.7%
Total casino chips	7,228	66.0%	4,916	54.9%	2,312	47.0%

Playing cards	1,166	10.7%	1,057	11.8%	109	10.3%
Table layouts	996	9.1%	1,158	13.0%	(162)	(14.0)%
Dice	484	4.4%	402	4.5%	82	20.4%
Table accessories and other products	479	4.4%	661	7.4%	(182)	(27.5)%
Gaming furniture	271	2.5%	391	4.4%	(120)	(30.7)%
Shipping	321	2.9%	358	4.0%	(37)	(10.3)%
Total	$10,945	100.0%	$8,943	100.0%	$2,002	22.4%

Revenues. For the three months ended March 31, 2010, revenues were $10.9 million, an increase of $2.0 million, or 22%, compared to revenues of $8.9 million during the same period in 2009. This increase was due primarily to increased sales of European-style and American-style chips to casinos in Singapore and Macau.

Cost of Revenues. For the three months ended March 31, 2010, cost of revenues was $7.3 million, an increase of $0.8 million, or 12%, compared to cost of revenues of $6.5 million for the three months ended March 31, 2009.  As a percentage of revenues, the cost of revenues decreased to 66.5% for the quarter in 2010 from 73.0% for the quarter in 2009.

Gross Profit.  For the three months ended March 31, 2010, gross profit was $3.7 million, an increase of $1.3 million, or 52%, compared to gross profit of $2.4 million for the three months ended March 31, 2009. As a percentage of revenues, our gross margin increased from 27.0% to 33.5%.  The gross margin percentage increase was primarily driven by higher sales, which caused fixed manufacturing costs to be allocated over higher production volumes and increased sales of our higher margin casino chips.  Partially offsetting these factors was the increase in the relative value of the Mexican peso, which increased our manufacturing costs $0.1 million for the quarter ended March 31, 2010, compared to 2009.

Selling, General, and Administrative Expenses.   The following table details the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2010		2009		Period to Period Change

Marketing and sales	$1,086	9.9%	$983	11.0%	$103	10.5%
General and administrative	2,594	23.7%	2,323	26.0%	271	11.7%
Total selling, general and administrative expenses	$3,680	33.6%	$3,306	37.0%	$374	11.3%

For the three months ended March 31, 2010, selling, general and administrative expenses were $3.7 million, an increase of $0.4 million, or 11%, compared to selling, general and administrative expenses of $3.3 million for the three months ended March 31, 2009.  Selling, general and administrative expenses decreased as a percent of revenue to 33.6% in 2010 from 37.0% in 2009.  Marketing and sales expenses increased primarily due to additional personnel.  General and administrative expenses increased primarily due to $0.3 million of litigation expenses.

 Other Income and (Expense). The following table details the Other Income and (Expense) items (in thousands):

	Three Months Ended
	March 31,
	2010		2009		Period to Period Change
Interest income	$55	0.5%	$49	0.5%	$6	12.2%
Interest expense	(9)	(0.1)%	(28)	(0.3)%	19	67.9%
(Loss) gain on foreign currency transactions	(14)	(0.1)%	93	1.0%	(107)	-
Other income, net	31	0.3%	17	0.2%	14	82.4%
Total other income and (expense)	$63	0.6%	$131	1.4%	$(68)	(51.9)%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2010 was 31% compared to the effective income tax rate of 35% for the three months ended March 31, 2009.  The Company’s effective tax rate for the quarter ended March 31, 2010 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS.  Our corporate tax rate is calculated on a consolidated basis.  Our corporate costs are not allocated to our French subsidiary, GPI SAS.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, debt service, and other cash requirements, such as dividends or acquisitions, for a minimum of the next 12 months.

As of March 31, 2010, we had $4.2 million in cash and cash equivalents and $14.9 million in marketable securities, totaling $19.1 million. Of this amount, $13.5 million is held by GPI SAS and $5.6 million is held by GPI USA. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, working capital (in thousands), and current ratio:

	March 31,	December 31,
	2010	2009	Period to Period Change
Cash and cash equivalents	$4,187	$3,238	$949	29.3%
Working capital	22,080	22,694	(614)	(2.7)%
Current ratio	3.1	2.8

As of March 31, 2010, working capital totaled $22.1 million, a decrease of $0.6 million, or 2.7%, compared to working capital of $22.7 million as of December 31, 2009. This decrease is due to a decrease in current assets of $3.0 million, offset by a decrease in current liabilities of $2.4 million.  The decrease in current assets was due primarily to a decrease in accounts receivable of $3.0 million.  The decrease in accounts receivable as of March 31, 2010 compared to December 31, 2009 is due to higher sales in the fourth quarter of 2009 than in the first quarter of 2010. The decrease in current liabilities was due primarily to decreases in customer deposits of $1.2 million and accounts payable of $0.6 million. The decrease in customer deposits is primarily attributable to deposits made in 2009 applied against sales recorded in the first quarter of 2010.

Cash Flows (See Condensed Consolidated Statements of Cash Flow).  The following summarizes our cash flow (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Period to Period Change
Operating activities	$1,931	$3,815	$(1,884)	(49.4)%
Investing activities	(275)	(1,647)	1,372	83.3%
Financing activities	(682)	(121)	(561)	(463.6)%
Effect of exchange rates	(25)	(78)	53	67.9%
Net change	$949	$1,969	$(1,020)	(51.8)%

Net cash provided by operations was $1.9 million during the three months ended March 31, 2010, a decrease of $1.9 million, compared to $3.8 million during the same period in 2009.  For the three months ended March 31, 2010, $0.6 million of cash was provided by net income and related reconciling adjustments; $2.7 million was provided by a decrease in operating assets (excluding cash), primarily the decrease in accounts receivable; and $1.4 million was used by a decrease in current liabilities, primarily the decrease in customer deposits. For the three months ended March 31, 2009, $0.1 million of cash was used for net income and related reconciling adjustments; $1.0 million of cash was provided by a decrease in operating assets (excluding cash) and $2.9 million was provided by an increase in current liabilities.

Our investing activities resulted in net cash used of $0.3 million during the three months ended March 31, 2010, a decrease of $1.4 million compared to net cash used by investing activities of $1.7 million during the same period in 2009. This decrease in cash used in investing activities is attributable to a decrease in net purchases of marketable securities of $1.3 million during the three months ended March 31, 2010 compared the same period in 2009.

Net cash used in financing activities was $0.7 million during the three months ended March 31, 2010, an increase of $0.6 million compared to net cash used in financing activities of $0.1 million during the same period in 2009. This increase in cash used in financing activities was due to a $0.7 million reduction in long-term debt relating to the early payoff a $0.7 million loan balance.

Long-Term Debt.  In March 2002, GPI USA entered into a $995,000 loan transaction secured by a deed of trust on its Las Vegas building.  In September 2009 this loan was paid in full.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank.  The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France. As of March 31, 2010, the remaining balance was 65,000 euros ($87,000).  This loan was paid in full in April 2010.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) from a French bank. The loan had a five-year term at a fixed rate of 3.4% per annum. The loan was repayable in fixed quarterly installments of principal and interest.  In March 2010 this loan was paid in full.

Seasonality.   Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. History indicates that the first quarter is typically one of the lowest revenue quarters for the year.  .

Las Vegas, Nevada Facilities.  In Las Vegas we own an approximately 60,000 square-foot building, which houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, several manufacturing departments, and a graphics art department.

San Luis Rio Colorado, Mexico Facilities.  We manufacture casino chips, playing cards, dice, plastic products, layouts and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000-square-foot leased facility, a 46,000 square-foot leased facility, and an approximately 66,000 square-foot facility, which we own. The two leased facilities are leased through December 2013 at a monthly rental amount of $0.35 per square foot, or approximately $28,000.

Beaune, France Facilities.  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building.

Capital Expenditures.   We plan to purchase approximately $0.8 million in property, plant and equipment in the remainder of 2010.

Cash Dividend.  Our Board of Directors has no plans to pay a regular dividend on our common stock; however the Board of Directors will continuously evaluate the merits of paying a special dividend. We paid a $1.0 million dividend, or $0.125 per share, in December 2009.

Backlog.   At March 31 2010, our backlog of signed orders, which is expected to be filled in 2010, was $9.1 million, consisting of $2.0 million for GPI USA and $7.1 million for GPI SAS.  At March 31, 2009, our backlog of signed orders for 2009 was $11.6 million, consisting of $2.6 million for GPI USA and $9.0 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended March 31, 2010.

Recently Issued Accounting Standards

In July 2009, the FASB issued Accounting Standards Codification 105 (ASC 105), Generally Accepted Accounting Principles (SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , The Hierarchy of Generally Accepted Accounting Principles).  This statement establishes the Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (GAAP).  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures.  ASU No. 2010-06 provides for more robust disclosures abut the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3.  ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within that fiscal year. The adoption of ASU No. 2010-06 did not impact the Company’s financial position or results of operations.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and the ability of the Company to capitalize on any such growth opportunities.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors” of the Company’s Form 10-K for the period ended December 31, 2009.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2010, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2010	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 13, 2010	By:	/s/ David W. Grimes
David W. Grimes
Chief Financial Officer