Form 10-Q
period 2010-06-30
Gaming Partners International CORP
filed 2010-08-11
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 6, 2010 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,510	$3,238
Marketable securities	14,038	15,600
Accounts receivable, less allowance for doubtful accounts of $169 and $220, respectively	9,588	7,035
Inventories	5,769	7,173
Prepaid expenses	479	506
Deferred income tax asset	558	707
Other current assets	704	1,241
Total current assets	35,646	35,500
Property and equipment, net	11,847	13,454
Intangibles, net	638	676
Deferred income tax asset	1,147	1,657
Inventories, non-current	1,096	1,686
Other assets, net	346	305
Total assets	$50,720	$53,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$546
Accounts payable	2,932	2,828
Accrued liabilities	3,914	3,516
Customer deposits	2,995	4,698
Income taxes payable	372	569
Other current liabilities	788	649
Total current liabilities	11,015	12,806
Long-term debt, less current maturities	40	314
Deferred income tax liability	447	623
Other liabilities	38	45
Total liabilities	11,540	13,788
Commitments and contingencies - see Note 6
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 and 8,199,016 respectively, issued and outstanding	82	82
Additional paid-in capital	19,093	18,985
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	20,049	17,346
Accumulated other comprehensive income	152	3,273
Total stockholders' equity	39,180	39,490
Total liabilities and stockholders' equity	$50,720	$53,278

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$19,906	$11,312	$30,851	$20,256
Cost of revenues	11,321	8,191	18,595	14,722
Gross profit	8,585	3,121	12,256	5,534

Marketing and sales	1,190	1,080	2,275	2,063
General and administrative	2,842	1,969	5,437	4,292
Operating income (loss)	4,553	72	4,544	(821)
Other income and (expense)	92	(21)	155	110
Income (loss) before income taxes	4,645	51	4,699	(711)
Income tax expense (benefit)	1,979	(119)	1,996	(383)
Net income (loss)	$2,666	$170	$2,703	$(328)

Earnings (loss) per share:
Basic	$0.33	$0.02	$0.33	$(0.04)
Diluted	$0.32	$0.02	$0.33	$(0.04)
Weighted-average shares of common stock outstanding:
Basic	8,199	8,103	8,199	8,103
Diluted	8,207	8,185	8,205	8,103

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(328)	-	-	-	-	(328)	-	(328)
Unrealized gain on securities, net of tax	7	-	-	-	-	-	7	7
Stock compensation expense	-	-	-	84	-	-	-	84
Amortization of pension transition asset, net of tax	(6)	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	295	-	-	-	-	-	295	295
Total comprehensive loss	$(32)
Balance, June 30, 2009		8,103,401	$81	$19,117	$(196)	$16,984	$2,882	$38,868

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$2,703	-	-	-	-	2,703	-	2,703
Unrealized gain on securities, net of tax	1	-	-	-	-	-	1	1
Stock compensation expense	-	-	-	108	-	-	-	108
Amortization of pension transition asset, net of tax	(5)	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	(3,117)	-	-	-	-	-	(3,117)	(3,117)
Total comprehensive loss	$(418)
Balance, June 30, 2010		8,199,016	$82	$19,093	$(196)	$20,049	$152	$39,180

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$2,703	$(328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	963	1,053
Amortization	31	10
Provision for bad debt	36	61
Deferred income taxes	554	(47)
Stock compensation expense	108	84
(Gain) loss on sale of property and equipment	30	(13)
Gain on sale of marketable securities	(32)	(20)
Impairment of intangibles	8	-
Change in operating assets and liabilities:
Accounts receivable	(3,068)	1,004
Inventories	1,375	(929)
Prepaid expenses and other current assets	468	(810)
Non-current other assets	(70)	(47)
Accounts payable	245	(688)
Customer deposits	(1,190)	5,912
Accrued liabilities	720	(171)
Income taxes payable	(143)	(159)
Other current liabilities	228	102
Net cash provided by operating activities	2,966	5,014

Cash Flows from Investing Activities
Purchases of marketable securities	(8,153)	(16,635)
Proceeds from sale of marketable securities	7,571	13,552
Capital expenditures	(249)	(170)
Proceeds from sale of property and equipment	3	27
Net cash used in investing activities	(828)	(3,226)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(744)	(248)
Net cash used in financing activities	(744)	(248)
Effect of exchange rate changes on cash	(122)	13
Net increase in cash and cash equivalents	1,272	1,553
Cash and cash equivalents, beginning of period	3,238	5,547
Cash and cash equivalents, end of period	$4,510	$7,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$61
Cash paid for income taxes, net of refunds	$1,149	$426
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$68	$-

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Organization and Nature of Business

 Gaming Partners International Corporation (GPIC) has two operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA) and Gaming Partners International SAS (GPI SAS). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-son Gaming Supplies by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas, Nevada. GPI SAS was founded in 1923 as Bourgogne et Grasset by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (“B&G”), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

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

Reclassification.  Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2010 presentation. These reclassifications had no effect on our net income. These reclassifications relate to including product development expenses in general and administrative expenses, instead of presenting these expenses separately.

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

Note 2.  Marketable Securities

Available for sale marketable securities consist of investments in securities such as bonds, mutual funds, and certificates of deposit offered by French and US banks (in thousands):

	June 30, 2010			December 31, 2009
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$10,847	$-	$10,847	$11,614	$-	$11,614
Bond mutual fund	1,842	1	1,843	1,597	-	1,597
Term bonds	857	-	857	1,020	-	1,020
Term notes	491	-	491	1,369	-	1,369
Total marketable securites	$14,037	$1	$14,038	$15,600	$-	$15,600

We present our marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the Level 1 category, with asset values recorded at quoted prices in active markets for identical assets.

Note 3.  Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$3,619	$4,748
Work in progress	1,563	2,761
Finished goods	1,683	1,350
Total inventories	$6,865	$8,859

As of June 30, 2010 and December 31, 2009, a portion of our inventories are classified as non-current because we do not expect this portion to be used in our normal inventory cycle.  The classification of our inventories on our balance sheets is as follows (in thousands):

	June 30, 2010	December 31, 2009
Inventories, current	$5,769	$7,173
Inventories, non-current	1,096	1,686
Total inventories	$6,865	$8,859

Note 4.  Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$1,758	$1,806
Buildings and improvements	8,288	8,894
Furniture and equipment	17,526	18,891
Vehicles	517	563
	28,089	30,154
Less accumulated depreciation	(16,242)	(16,700)
Property and equipment, net	$11,847	$13,454

Depreciation expense for the three months ended June 30, 2010 and 2009 was $478,000 and $565,000, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $963,000 and $1,053,000, respectively.

Note 5.  Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(603)	$87	$1,242	$(1,141)	$101	13-16
Trademark	620	(69)	551	620	(45)	575	12
Total intangibles	$1,310	$(672)	$638	$1,862	$(1,186)	$676

In January 2010, a fully amortized patent expired, resulting in a reduction to the gross carrying value and accumulated amortization of $540,000.  In June 2010, a partially amortized patent was impaired and removed, resulting in a reduction to the gross carrying value of $12,500, accumulated amortization of $4,800, and impairment loss of $7,700.

Amortization expense for intangible assets for the three months ended June 30, 2010 and 2009 was $16,000 and $5,000, respectively.  Amortization expense for intangible assets for the six months ended June 30, 2010 and 2009 was $31,000 and $10,000, respectively.

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

On January 22, 2009, a complaint was filed in a matter entitled Sibel Products, Inc. vs. Gaming Partners International Corporation in the Circuit Court of the Second Judicial District of Jefferson County, Illinois, Case No. 09-L-4.  The complaint sought a preliminary injunction in connection with an exclusive purchase agreement, for particular raw materials used to manufacture finished goods, between plaintiff and GPI USA. On January 30, 2009, the Company filed a notice of removal of the action to the United States District Court for the Southern District of Illinois and Case Number 3:09-cv-87 was assigned.  As previously reported in our first quarter Form 10-Q, after commencement of  trial on the matter on March 22, 2010, the matter was concluded as follows: plaintiff’s claims against the current manufacturing supplier were dismissed with prejudice; plaintiff’s claims against Gaming Partners International Corporation were dismissed with prejudice; and judgment was entered in favor of Gaming Partners International USA, Inc. and against plaintiff on the counterclaim. Subsequently, plaintiff and GPI USA entered into a settlement agreement to fully resolve the remaining claims in this matter for less than the judgement amount. The Court’s Order and Final Judgment were entered by the Court on June 14, 2010. All conditions of the settlement agreement have been met and the matter is concluded.

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

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Foreign currency translation	$124	$3,241
Unrealized gain on securities, net of tax	1	-
Unrecognized pension transition asset, net of tax	27	32
Total accumulated other comprehensive income	$152	$3,273

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

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	June 30,
	2010		2009
Revenues
United States	$11,356	57.0%	$5,233	46.2%
Asia (1)	6,743	33.9%	4,266	37.7%
Europe (includes Russia)	952	4.8%	1,036	9.2%
Other (2)	855	4.3%	777	6.9%
Total	$19,906	100.0%	$11,312	100.0%

(1)     Primarily Macau and Singapore.
(2)     Includes Canada, Africa, Australia, South America, and other countries.

	Six Months Ended
	June 30,
	2010		2009
Revenues
United States	$16,680	54.1%	$10,812	53.4%
Asia (1)	10,777	34.9%	5,752	28.4%
Europe (includes Russia)	1,921	6.2%	1,725	8.5%
Other (2)	1,473	4.8%	1,967	9.7%
Total	$30,851	100.0%	$20,256	100.0%

(1)     Primarily Macau and Singapore.
(2)     Includes Canada, Africa, Australia, South America, and other countries.

The following tables present our net sales by product (in thousands):

	Three Months Ended
	June 30,
	2010		2009
Casino chips:
American-style casino chips	$10,523	52.8%	$3,070	27.1%
European-style casino chips	1,767	8.9%	3,979	35.2%
Total casino chips	12,290	61.7%	7,049	62.3%

Gaming furniture	2,229	11.2%	489	4.3%
Table accessories and other products	1,612	8.1%	628	5.6%
Playing cards	1,266	6.4%	1,147	10.1%
Table layouts	1,213	6.1%	1,084	9.6%
Dice	550	2.8%	510	4.5%
Shipping	746	3.7%	405	3.6%
Total	$19,906	100.0%	$11,312	100.0%

	Six Months Ended
	June 30,
	2010		2009
Casino chips:
American-style casino chips	$15,857	51.2%	$7,599	37.5%
European-style casino chips	3,661	11.9%	4,368	21.6%
Total casino chips	19,518	63.1%	11,967	59.1%

Gaming furniture	2,500	8.1%	880	4.3%
Playing cards	2,432	7.9%	2,203	10.9%
Table layouts	2,209	7.2%	2,242	11.1%
Table accessories and other products	2,091	6.8%	1,310	6.4%
Dice	1,034	3.4%	891	4.4%
Shipping	1,067	3.5%	763	3.8%
Total	$30,851	100.0%	$20,256	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	June 30, 2010	December 31, 2009
Property and equipment, net:
France	$5,138	$6,458
United States	3,524	3,670
Mexico	3,185	3,326
Total	$11,847	$13,454

All intangible assets with a cost basis are owned by GPI USA.

Note 9.  Other Income and Expense

Other income and expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income	$73	$72	$128	$121
Interest expense	(2)	(34)	(11)	(62)
Gain (loss) on foreign currency transactions	17	(68)	3	25
Other income, net	4	9	35	26
Total other income and (expense)	$92	$(21)	$155	$110

Note 10.  Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding - Basic	8,199	8,103	8,199	8,103
Potential dilution from stock options	8	82	6	-
Weighted average number of common shares outstanding - Diluted	8,207	8,185	8,205	8,103

For the six months ended June 30, 2009, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would have been antidilutive. Therefore, we did not calculate the dilutive effect of the 561,000 options then outstanding.

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

Overview of our Business

GPIC manufactures and supplies casino chips, under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low and high frequency RFID casino chips), low and high frequency RFID readers, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its products to licensed casinos worldwide.  We operate in one segment and have two operating subsidiaries: GPI USA and GPI SAS, a French subsidiary.  Our subsidiaries have the following distribution and product focus:

•
GPI USA sells in the Americas out of regional offices in the United States. GPI USA sells our full product line with most of the products manufactured in Mexico with the remainder either manufactured in the United States or France.

•
GPI SAS sells internationally out of Beaune, France, with most sales occurring in Europe and Asia. GPI SAS predominately sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips - our primary product line, which typically represents over 60% of the Company’s revenues. The nature of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenue and earnings.  While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice.  An indicator of future sales is found in our backlog report, which reflects signed orders that we expect to ship in the remainder of 2010.

Backlog

	GPI USA	GPI SAS	Total
June 30, 2010	$ 4.7 million	$ 5.6 million	$ 10.3 million
June 30, 2009	$ 3.2 million	$ 7.0 million	$ 10.2 million

Overview of our Industry

In the United States, the general slow down in the gaming industry has negatively affected our casino customers and therefore our sales. Casinos have been working to reduce their operating costs and capital expenditures. We have seen a slowing down of the typical replacement cycle for consumable products, such as our cards, layouts and dice, as well as a reduction in casino openings, expansions, and replacement orders, on which our casino chip and furniture sales are largely dependent.  To the extent these economic conditions continue, we anticipate that our revenues in future quarters could be adversely affected.

Apart from the above general industry trends, the states of  Pennsylvania and Delaware recently legalized table games and licensed GPI USA as an equipment vendor. In the second quarter, we shipped products from each of our product lines to all of the Pennsylvania casinos that were opened in early July 2010.  We expect some modest sales to these casinos during the second half of 2010, but most of our sales were shipped in the second quarter.  Additionally, we supplied products to three Delaware casinos and two West Virginia casinos that also commenced table game operations during the second quarter.

Internationally, Macau continues to be the largest gaming market and has recently posted record gaming revenues. Other parts of Asia are also becoming significant gaming destinations. In Singapore, the Sentosa casino and the Marina Bay Sands casino opened in February and April 2010, respectively.

Financial and Operational Highlights

For the second quarter of 2010, our revenues were $19.9 million, an increase of $8.6 million, or 76%, compared to revenues of $11.3 million for the same period of 2009.  Our net income for the second quarter of 2010 was $2.7 million, compared to a net income of $0.2 million for the same period in 2009.  The improvement in our operating results was primarily due to sales totaling $6.6 million in the second quarter to casinos in Pennsylvania, Delaware, and West Virginia, as well as sales totaling $5.0 million to the Marina Bay Sands Casino in Singapore.

The Company completed most of its expected shipments to Pennsylvania casinos in the second quarter of 2010, with sales for openings completed in Delaware and West Virginia as well.

Other Matters

GPI SAS uses the euro as its functional currency.  As of June 30, 2010 and December 31, 2009 the US dollar to euro exchange rates were $1.2271 to one euro and $1.4406 to one euro, respectively, which represents a 14.8% stronger dollar compared to the euro. The average exchange rates for the six months ended June 30, 2010 and June 30, 2009 were 1.3301 and 1.3322, which represents a 0.2% stronger dollar compared to the euro.

This significant strengthening of the dollar compared to the euro during the first half of 2010 resulted in a large reduction in foreign currency translation in other comprehensive income in the balance sheet to $152,000 at June 30, 2010 from $3,273,000 at December 31, 2009.

GPI Mexicana uses the US Dollar as its functional currency. The average exchange rates for the quarters ended June 30, 2010 and 2009 were 12.55 pesos to the US dollar and 13.36 pesos to the US dollar, respectively, which represents a 6.1% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had an unfavorable impact of $0.1 million for the first quarter as our manufacturing costs were increased.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues:
	Three Months Ended
	June 30,
	2010		2009		Period to Period Change
Revenues	$19,906	100.0%	$11,312	100.0%	$8,594	76.0%
Cost of revenues	11,321	56.9%	8,191	72.4%	3,130	38.2%
Gross profit	8,585	43.1%	3,121	27.6%	5,464	175.1%
Selling, general and administrative	4,032	20.3%	3,049	26.9%	983	32.2%
Operating income	4,553	22.8%	72	0.7%	4,481	6,223.6%
Other income and (expense)	92	0.5%	(21)	(0.2)%	113	—
Income before income taxes	4,645	23.3%	51	0.5%	4,594	9,007.8%
Income tax expense (benefit)	1,979	9.9%	(119)	(1.1)%	2,098	—
Net income	$2,666	13.4%	$170	1.6%	$2,496	1,468.2%

	Six Months Ended
	June 30,
	2010		2009		Period to Period Change
Revenues	$30,851	100.0%	$20,256	100.0%	$10,595	52.3%
Cost of revenues	18,595	60.3%	14,722	72.7%	3,873	26.3%
Gross profit	12,256	39.7%	5,534	27.3%	6,722	121.5%
Selling, general and administrative	7,712	25.0%	6,355	31.4%	1,357	21.4%
Operating income (loss)	4,544	14.7%	(821)	(4.1)%	5,365	—
Other income and (expense)	155	0.5%	110	0.5%	45	40.9%
Income (loss) before income taxes	4,699	15.2%	(711)	(3.6)%	5,410	—
Income tax expense (benefit)	1,996	6.5%	(383)	(1.9)%	2,379	—
Net income (loss)	$2,703	8.7%	$(328)	(1.7)%	$3,031	—

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	June 30,
	2010		2009		Year to Year Change
Revenues
United States	$11,356	57.0%	$5,233	46.2%	$6,123	117.0%
Asia (1)	6,743	33.9%	4,266	37.7%	2,477	58.1%
Europe (includes Russia)	952	4.8%	1,036	9.2%	(84)	(8.1)%
Other (2)	855	4.3%	777	6.9%	78	10.0%
Total	$19,906	100.0%	$11,312	100.0%	$8,594	76.0%

(1)   Primarily Macau and Singapore.
(2)   Includes Canada, Africa, Australia, South America, and other countries.

	Six Months Ended
	June 30,
	2010		2009		Year to Year Change
Revenues
United States	$16,680	54.1%	$10,812	53.4%	$5,868	54.3%
Asia (1)	10,777	34.9%	5,752	28.4%	5,025	87.4%
Europe (includes Russia)	1,921	6.2%	1,725	8.5%	196	11.4%
Other (2)	1,473	4.8%	1,967	9.7%	(494)	(25.1)%
Total	$30,851	100.0%	$20,256	100.0%	$10,595	52.3%

(1)   Primarily Macau and Singapore.
(2)   Includes Canada, Africa, Australia, South America, and other countries.

The following tables detail the Company’s revenues by product line (in thousands):

	Three Months Ended
	June 30,
	2010		2009		Year to Year Change
Casino chips:
American-style casino chips	$10,523	52.8%	$3,070	27.1%	$7,453	242.8%
European-style casino chips	1,767	8.9%	3,979	35.2%	(2,212)	(55.6)%
Total casino chips	12,290	61.7%	7,049	62.3%	5,241	74.4%

Gaming furniture	2,229	11.2%	489	4.3%	1,740	355.8%
Table accessories and other products	1,612	8.1%	628	5.6%	984	156.7%
Playing cards	1,266	6.4%	1,147	10.1%	119	10.4%
Table layouts	1,213	6.1%	1,084	9.6%	129	11.9%
Dice	550	2.8%	510	4.5%	40	7.8%
Shipping	746	3.7%	405	3.6%	341	84.2%
Total	$19,906	100.0%	$11,312	100.0%	$8,594	76.0%

	Six Months Ended
	June 30,
	2010		2009		Year to Year Change
Casino chips:
American-style casino chips	$15,857	51.2%	$7,599	37.5%	$8,258	108.7%
European-style casino chips	3,661	11.9%	4,368	21.6%	(707)	(16.2)%
Total casino chips	19,518	63.1%	11,967	59.1%	7,551	63.1%

Gaming furniture	2,500	8.1%	880	4.3%	1,620	184.1%
Playing cards	2,432	7.9%	2,203	10.9%	229	10.4%
Table layouts	2,209	7.2%	2,242	11.1%	(33)	(1.5)%
Table accessories and other products	2,091	6.8%	1,310	6.4%	781	59.6%
Dice	1,034	3.4%	891	4.4%	143	16.0%
Shipping	1,067	3.5%	763	3.8%	304	39.8%
Total	$30,851	100.0%	$20,256	100.0%	$10,595	52.3%

Revenues. For the three months ended June 30, 2010, revenues were $19.9 million, an increase of $8.6 million, or 76.0%, compared to revenues of $11.3 million during the same period in 2009. This increase was due primarily to significant sales in all product lines to casinos located in Pennsylvania, Delaware and West Virginia, which recently commenced table game operations, as well as increased sales of European-style and American-style chips to casinos in Singapore and Macau.

For the six months ended June 30, 2010, revenues were $30.9 million, an increase of $10.6 million, or 52.3%, compared to revenues of $20.3 million during the same period in 2009.  This increase was due primarily to significant sales in all product lines to casinos located in Pennsylvania, Delaware and West Virginia, which recently commenced table game operations, as well as increased sales of European-style and American-style chips to casinos in Singapore and Macau.

Cost of Revenues. For the three months ended June 30, 2010, cost of revenues was $11.3 million, an increase of $3.1 million, or 38.2%, compared to cost of revenues of $8.2 million for the three months ended June 30, 2009.  As a percentage of revenues, the cost of revenues decreased to 56.9% for the quarter in 2010 from 72.4% for the quarter in 2009.

For the six months ended June 30, 2010, cost of revenues was $18.6 million, an increase of $3.9 million, or 26.3%, compared to cost of revenues of $14.7 million for the six months ended June 30, 2009.  As a percentage of revenues, the cost of revenues decreased to 60.3% for the quarter in 2010 from 72.7% for the quarter in 2009.

Gross Profit.  For the three months ended June 30, 2010, gross profit was $8.6 million, an increase of $5.5 million, or 175.1%, compared to gross profit of $3.1 million for the three months ended June 30, 2009. As a percentage of revenues, our gross margin increased to 43.1% from 27.6% in the comparable prior year quarter.  This gross margin percentage increase was primarily driven by a shift in sales mix towards higher margin product lines, such as casino chips.  Higher sales also resulted in fixed manufacturing costs being allocated over higher production volumes.  Additionally, we experienced production problems that increased our manufacturing costs, as a percent of sales, in the second quarter of 2009.

For the six months ended June 30, 2010, gross profit was $12.3 million, an increase of $6.8 million, or 121.5%, compared to gross profit of $5.5 million for the six months ended June 30, 2009. As a percentage of revenues, our gross margin increased from 27.3% to 39.7%.  This gross margin percentage increase was driven by the same factors as those for the second quarter, namely, a shift in sales mix towards higher margin product lines, fixed manufacturing costs being allocated over higher production volumes, and production problems that increased our manufacturing costs, as a percent of sales, in the second quarter of 2009.

Selling, General, and Administrative Expenses.   The following tables detail the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2010		2009		Period to Period Change

Marketing and sales	$1,190	6.0%	$1,080	9.5%	$110	10.2%
General and administrative	2,842	14.3%	1,969	17.4%	873	44.3%
Total selling, general and administrative expenses	$4,032	20.3%	$3,049	26.9%	$983	32.2%

For the three months ended June 30, 2010, selling, general and administrative expenses were $4.0 million, an increase of $1.0 million, or 32.2%, compared to selling, general and administrative expenses of $3.0 million for the three months ended June 30, 2009. The increase in selling, general and administrative expenses was primarily due to an increase in compensation and bonuses of $0.6 million, including severance pay of $0.1 million, legal expenses of $0.2 million and an increase in bad debt expense of $0.1 million.  Selling, general and administrative expenses decreased as a percent of revenue to 20.3% in 2010 from 27.0% in 2009.

	Six Months Ended
	June 30,
	2010		2009		Period to Period Change

Marketing and sales	$2,275	7.4%	$2,063	10.2%	$212	10.3%
General and administrative	5,437	17.6%	4,292	21.2%	1,145	26.7%
Total selling, general and administrative expenses	$7,712	25.0%	$6,355	31.4%	$1,357	21.4%

For the six months ended June 30, 2010, selling, general and administrative expenses were $7.7 million, an increase of $1.4 million, or 21.4%, compared to selling, general and administrative expenses of $6.3 million for the six months ended June 30, 2009.  The increase in selling, general and administrative expenses was primarily due to an increase in compensation and bonuses of $0.7 million, including severance pay of $0.1 million, legal expenses of $0.5 million and $0.1 million related to gaming licenses.  Selling, general and administrative expenses decreased as a percent of revenue to 25.0% in 2010 from 31.4% in 2009.

 Other Income and (Expense). The following table details the Other Income and (Expense) items (in thousands):

	Three Months Ended
	June 30,
	2010		2009		Period to Period Change
Interest income	$73	0.4%	$72	0.6%	$1	1.4%
Interest expense	(2)	0.0%	(34)	(0.3)%	32	94.1%
Gain (loss) on foreign currency transactions	17	0.1%	(68)	(0.6)%	85	—
Other income, net	4	0.0%	9	0.1%	(5)	(55.6)%
Total other income and (expense)	$92	0.5%	$(21)	(0.2)%	$113	—

	Six Months Ended
	June 30,
	2010		2009		Period to Period Change
Interest income	$128	0.4%	$121	0.6%	$7	5.8%
Interest expense	(11)	0.0%	(62)	(0.3)%	51	82.3%
Gain on foreign currency transactions	3	0.0%	25	0.1%	(22)	(88.0)%
Other income, net	35	0.1%	26	0.1%	9	34.6%
Total other income and (expense)	$155	0.5%	$110	0.5%	$45	40.9%

Income Taxes. Our effective income tax rate for the three months ended June 30, 2010 was 42.6% compared to the effective income tax rate of (233.9)% for the three months ended June 30, 2009.  Our effective tax rate for the quarter ended June 30, 2010 was negatively affected by the decrease in the tax basis of certain intangible assets.  The Company monitors its deferred tax assets to assess whether they will be realizable.  Using a more likely than not threshold, during the three months ended June 30, 2010, the Company considered additional information and concluded that certain intangible asset tax basis would not be realizable and, accordingly, reduced the related deferred tax asset by approximately $500,000.  Our effective tax rate for the quarter ended June 30, 2009 also differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having small book income before income taxes for the second quarter.

Our effective income tax rate for the six months ended June 30, 2010 was 42.5% compared to 53.8% for the same period of 2009.  Our effective tax rate for the six months ended June 30, 2010 differed from the statutory rate as a result of the decrease in the tax basis of certain intangible assets.  The Company monitors its deferred tax assets to assess whether they will be realizable.  Using a more likely than not threshold, during the six months ended June 30, 2010, the Company considered additional information and concluded that certain intangible asset tax basis would not be realizable and, accordingly, reduced the related deferred tax asset by approximately $500,000.  Our effective tax rate for the six months ended June 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having a net loss before income tax for the six month period.

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

As of June 30, 2010, we had $4.5 million in cash and cash equivalents and $14.0 million in marketable securities, totaling $18.5 million. Of this amount, $14.3 million is held by GPI SAS and $4.2 million is held by GPI USA. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, working capital (in thousands), and current ratio:

	June 30,	December 31,
	2010	2009	Period to Period Change
Cash and cash equivalents	$4,510	$3,238	$1,272	39.3%
Marketable securities	$14,038	$15,600	$(1,562)	(10.0)%
Working capital	$24,631	$22,694	$1,937	8.5%
Current ratio	3.2	2.8

As of June 30, 2010, working capital totaled $24.6 million, an increase of $1.9 million, or 8.5%, compared to working capital of $22.7 million as of December 31, 2009. This increase is due to an increase of $0.1 million in current assets and to a decrease in current liabilities of $1.8 million.  The increase in current assets was due primarily to an increase in accounts receivable of $2.5 million, offset by a decrease in current inventory of $1.4 million.  The increase in accounts receivable as of June 30, 2010 compared to December 31, 2009 is due to sales to Pennsylvania, Delaware and West Virginia casinos at the end of the second quarter of 2010. The decrease in current liabilities was due primarily to decreases in customer deposits of $1.7 million.  The decrease in customer deposits is primarily attributable to deposits made in conjunction with Pennsylvania orders applied against sales recorded at the end of the second quarter of 2010.

Cash Flows (See Condensed Consolidated Statements of Cash Flow).  The following summarizes our cash flow (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Period to Period Change
Operating activities	$2,966	$5,014	$(2,048)	(40.8)%
Investing activities	(828)	(3,226)	2,398	74.3%
Financing activities	(744)	(248)	(496)	(200.0)%
Effect of exchange rates	(122)	13	(135)	—
Net change	$1,272	$1,553	$(281)	(18.1)%

Net cash provided by operations was $3.0 million during the six months ended June 30, 2010, a decrease of $2.0 million, compared to $5.0 million during the same period in 2009.  For the six months ended June 30, 2010, $4.4 million of cash was provided by net income and related reconciling adjustments; $1.3 million was used by an increase in operating assets (excluding cash), primarily the increase in accounts receivable; and $0.1 million was used by a decrease in current liabilities, primarily the increase in accounts payable and accruals, offset by a decrease in customer deposits. For the six months ended June 30, 2009, $0.8 million of cash was provided by net income and related reconciling adjustments; $0.8 million of cash was used by a decrease in operating assets (excluding cash) and $5.0 million was provided by an increase in current liabilities, primarily customer deposits.

Our investing activities resulted in net cash used of $0.8 million during the six months ended June 30, 2010, a decrease of $2.4 million compared to net cash used by investing activities of $3.2 million during the same period in 2009. This decrease in cash used in investing activities is attributable to a decrease in net purchases of marketable securities of $2.5 million during the six months ended June 30, 2010 compared the same period in 2009.

Net cash used in financing activities was $0.7 million during the six months ended June 30, 2010, an increase of $0.5 million compared to net cash used in financing activities of $0.2 million during the same period in 2009. Cash decreased as $0.7 million of long-term debt was paid off in 2010.

Long-Term Debt.  In March 2002, GPI USA entered into a $995,000 loan transaction secured by a deed of trust on its Las Vegas building.  In September 2009 this loan was paid in full.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank.  The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France.  In April 2010 this loan was paid in full.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) from a French bank. The loan had a five-year term at a fixed rate of 3.4% per annum. The loan was repayable in fixed quarterly installments of principal and interest.  In March 2010 this loan was paid in full.

As of June 30, 2010, the remaining long-term debt balances relate to obligations under capital leases.

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

San Luis, Arizona Warehouse. In April 2010, we leased an approximately 7,000 square-foot warehouse facility in San Luis, Arizona.  The facility is leased through April 2011.

Beaune, France Facilities.  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building.

Capital Expenditures.   We plan to purchase approximately $0.5 million in property, plant and equipment in the remainder of 2010.

Cash Dividend.  Our Board of Directors has no plans to pay a regular dividend on our common stock; however the Board of Directors will continuously evaluate the merits of paying a special dividend. We paid a $1.0 million dividend, or $0.125 per share, in December 2009.

Backlog.  At June 30, 2010, our backlog of signed orders, which is expected to be filled in 2010, was $10.3 million, consisting of $4.7 million for GPI USA and $5.6 million for GPI SAS.  At June 30, 2009, our backlog of signed orders for 2009 was $10.2 million, consisting of $3.2 million for GPI USA and $7.0 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended June 30, 2010.

Recently Issued Accounting Standards

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2010, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 11, 2010	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)