Form 10-Q
period 2010-09-30
Gaming Partners International CORP
filed 2010-11-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2010 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,051	$3,238
Marketable securities	16,454	15,600
Accounts receivable, less allowance for doubtful accounts of $252 and $220, respectively	5,232	7,035
Inventories	6,602	7,173
Prepaid expenses	774	506
Deferred income tax asset	614	707
Other current assets	776	1,241
Total current assets	36,503	35,500
Property and equipment, net	12,224	13,454
Intangibles, net	848	676
Deferred income tax asset	1,147	1,657
Inventories, non-current	941	1,686
Other assets, net	391	305
Total assets	$52,054	$53,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$546
Accounts payable	2,458	2,828
Accrued liabilities	3,705	3,320
Customer deposits	2,134	4,698
Income taxes payable	164	569
Other current liabilities	855	845
Total current liabilities	9,330	12,806
Long-term debt, less current maturities	36	314
Deferred income tax liability	516	623
Other liabilities	42	45
Total liabilities	9,924	13,788
Commitments and contingencies - see Note 6
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 issued and outstanding	82	82
Additional paid-in capital	19,147	18,985
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	20,810	17,346
Accumulated other comprehensive income	2,287	3,273
Total stockholders' equity	42,130	39,490
Total liabilities and stockholders' equity	$52,054	$53,278

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$12,383	$13,425	$43,235	$33,681
Cost of revenues	8,319	8,743	26,914	23,465
Gross profit	4,064	4,682	16,321	10,216

Marketing and sales	1,088	1,042	3,363	3,105
General and administrative	1,899	2,112	7,336	6,404
Impairment of goodwill	-	1,572	-	1,572
Operating income (loss)	1,077	(44)	5,622	(865)
Other income and (expense)	75	89	229	200
Income (loss) before income taxes	1,152	45	5,851	(665)
Income tax expense (benefit)	391	373	2,387	(9)
Net income (loss)	$761	$(328)	$3,464	$(656)

Earnings (loss) per share:
Basic	$0.09	$(0.04)	$0.42	$(0.08)
Diluted	$0.09	$(0.04)	$0.42	$(0.08)
Weighted-average shares of common stock outstanding:
Basic	8,199	8,103	8,199	8,103
Diluted	8,207	8,103	8,205	8,103

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net loss	$(656)	-	-	-	-	(656)	-	(656)
Unrealized gain on securities, net of tax	13	-	-	-	-	-	13	13
Stock compensation expense	-	-	-	151	-	-	-	151
Amortization of pension transition asset, net of tax	(10)	-	-	-	-	-	(10)	(10)
Foreign currency translation adjustment	996	-	-	-	-	-	996	996
Total comprehensive loss	$343
Balance, September 30, 2009		8,103,401	$81	$19,184	$(196)	$16,656	$3,585	$39,310

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$3,464	-	-	-	-	3,464	-	3,464
Unrealized gain on securities, net of tax	2	-	-	-	-	-	2	2
Stock compensation expense	-	-	-	162	-	-	-	162
Amortization of pension transition asset, net of tax	(9)	-	-	-	-	-	(9)	(9)
Foreign currency translation adjustment	(979)	-	-	-	-	-	(979)	(979)
Total comprehensive loss	$2,478
Balance, September 30, 2010		8,199,016	$82	$19,147	$(196)	$20,810	$2,287	$42,130

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$3,464	$(656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,442	1,557
Amortization	46	14
Provision for bad debt	106	47
Deferred income taxes	523	(25)
Stock compensation expense	162	151
(Gain) loss on sale of property and equipment	(5)	4
(Gain) on sale of marketable securities	(34)	(23)
Impairment of goodwill and intangibles	8	1,572
Change in operating assets and liabilities:
Accounts receivable	1,457	1,507
Inventories	982	45
Prepaid expenses and other current assets	150	(987)
Non-current other assets	(92)	40
Accounts payable	(305)	(698)
Customer deposits	(2,252)	4,428
Accrued liabilities	503	(289)
Income taxes payable	(359)	(157)
Other current liabilities	33	238
Net cash provided by operating activities	5,829	6,768

Cash Flows from Investing Activities
Purchases of marketable securities	(13,885)	(21,194)
Proceeds from sale of marketable securities	12,398	16,322
Capital expenditures	(828)	(320)
Proceeds from sale of property and equipment	49	53
Net cash used in investing activities	(2,266)	(5,139)

Cash Flows from Financing Activities
Repayment of long-term debt obligations	(740)	(1,297)
Net cash used in financing activities	(740)	(1,297)
Effect of exchange rate changes on cash	(10)	30
Net increase in cash and cash equivalents	2,813	362
Cash and cash equivalents, beginning of period	3,238	5,547
Cash and cash equivalents, end of period	$6,051	$5,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$91
Cash paid for income taxes, net of refunds	$1,786	$582
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$10	$-

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Organization and Nature of Business

 Gaming Partners International Corporation (GPIC) has two operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA) and Gaming Partners International SAS (GPI SAS). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas, Nevada. GPI SAS was founded in 1923 as Bourgogne et Grasset by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (B&G), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in Las Vegas, Nevada; San Luis Rio Colorado, Mexico; and Beaune, France. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the Americas. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. Most of our products are sold directly to end-users, however, in some regions of the world we sell through distributors.

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

Reclassification.  Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2010 presentation. These reclassifications had no effect on our net income. These reclassifications relate to including product development expenses in general and administrative expenses, instead of presenting these expenses separately.

Recently Issued Accounting Standards.  In July 2010, the Accounting Standards Board (FASB) issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. The adoption of the ASU is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2010, the Financial FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures.  ASU No. 2010-06 provides for more robust disclosures about the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3.  ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within that fiscal year. The adoption of ASU No. 2010-06 did not impact the Company’s financial position or results of operations.

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

Note 2.  Marketable Securities

Available for sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	September 30, 2010			December 31, 2009
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposits	$13,863	$-	$13,863	$11,614	$-	$11,614
Bond mutual funds	1,093	3	1,096	1,597	-	1,597
Term bonds	546	-	546	1,020	-	1,020
Term notes	967	(18)	949	1,369	-	1,369
Total marketable securites	$16,469	$(15)	$16,454	$15,600	$-	$15,600

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

Note 3.  Inventories

Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$3,969	$4,748
Work in progress	1,675	2,761
Finished goods	1,899	1,350
Total inventories	$7,543	$8,859

At September 30, 2010 and December 31, 2009, we classified a portion of our inventories as non-current because we do not expect this portion to be used in our normal inventory cycle.  The classification of our inventories on our balance sheets is as follows (in thousands):

	September 30, 2010	December 31, 2009
Inventories, current	$6,602	$7,173
Inventories, non-current	941	1,686
Total inventories	$7,543	$8,859

 Note 4.  Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$1,789	$1,806
Buildings and improvements	8,704	8,894
Furniture and equipment	18,175	18,891
Vehicles	507	563
	29,175	30,154
Less accumulated depreciation	(16,951)	(16,700)
Property and equipment, net	$12,224	$13,454

Depreciation expense for the three months ended September 30, 2010 and 2009 was $479,000 and $505,000, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,442,000 and $1,557,000, respectively.

Note 5.  Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(605)	$85	$1,242	$(1,141)	$101	13-14
Trademark	620	(82)	538	620	(45)	575	12
Licenses	225	-	225	-	-	-	1-3
Total intangibles	$1,535	$(687)	$848	$1,862	$(1,186)	$676

In January 2010, a fully amortized patent expired, resulting in a reduction to the gross carrying value and accumulated amortization of $540,000.  In June 2010, a partially amortized patent was impaired and removed, resulting in a reduction to the gross carrying value of $12,500, accumulated amortization of $4,800, and impairment loss of $7,700.

In August 2010 the Company licensed certain Radio Frequency Identification Device (RFID) intellectual property  and  purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems.

Amortization expense for intangible assets for the three months ended September 30, 2010 and 2009 was $15,000 and $4,000, respectively.  Amortization expense for intangible assets for the nine months ended September 30, 2010 and 2009 was $46,000 and $14,000, respectively.

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

Commitments

The Company has acquired exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute gaming chips, RFID equipment and software worldwide under patents for a gaming chip tracking system and method that utilize gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these exclusive agreements range from annual renewal to the life of the patents, the last of which expires in 2015.  Minimum annual royalty payments are $375,000, of which $125,000 is required to be made by GPIC over the remaining life of the exclusive patent license agreement.

Note 7.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation	$2,262	$3,241
Unrealized gain on securities, net of tax	2	-
Unrecognized pension transition asset, net of tax	23	32
Total accumulated other comprehensive income	$2,287	$3,273

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

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	September 30,
	2010		2009
Revenues
United States	$6,111	49.3%	$4,608	34.3%
Asia (1)	4,328	35.0%	7,644	56.9%
Other (2)	1,592	12.9%	518	3.9%
Europe (includes Russia)	352	2.8%	655	4.9%
Total	$12,383	100.0%	$13,425	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia and countries in South America and Africa.

	Nine Months Ended
	September 30,
	2010		2009
Revenues
United States	$22,793	52.7%	$15,419	45.8%
Asia (1)	15,105	34.9%	13,396	39.8%
Other (2)	3,064	7.1%	2,485	7.3%
Europe (includes Russia)	2,273	5.3%	2,381	7.1%
Total	$43,235	100.0%	$33,681	100.0%

(1)  Primarily Macau and Singapore.
(2)  Includes Canada, Australia and countries in South America and Africa.

The following tables present our net sales by product (in thousands):

	Three Months Ended
	September 30,
	2010		2009
Casino chips:
American-style casino chips	$5,730	46.3%	$6,175	46.0%
European-style casino chips	2,371	19.1%	3,780	28.2%
Total casino chips	8,101	65.4%	9,955	74.2%

Playing cards	1,188	9.6%	987	7.3%
Table layouts	1,004	8.1%	1,017	7.6%
Table accessories and other products	824	6.7%	471	3.5%
Dice	547	4.4%	462	3.4%
Gaming furniture	318	2.6%	264	2.0%
Shipping	401	3.2%	269	2.0%
Total	$12,383	100.0%	$13,425	100.0%

	Nine Months Ended
	September 30,
	2010		2009
Casino chips:
American-style casino chips	$21,587	49.9%	$13,773	40.9%
European-style casino chips	6,032	14.0%	8,148	24.2%
Total casino chips	27,619	63.9%	21,921	65.1%

Playing cards	3,620	8.4%	3,191	9.5%
Table layouts	3,213	7.4%	3,259	9.7%
Table accessories and other products	2,915	6.7%	1,749	5.1%
Dice	1,581	3.7%	1,385	4.1%
Gaming furniture	2,818	6.5%	1,144	3.4%
Shipping	1,469	3.4%	1,032	3.1%
Total	$43,235	100.0%	$33,681	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	September 30, 2010	December 31, 2009
Property and equipment, net:
France	$5,630	$6,458
United States	3,501	3,670
Mexico	3,093	3,326
Total	$12,224	$13,454

All intangible assets with a cost basis are owned by GPI USA.

Note 9.  Other Income and Expense

Other income and expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$67	$69	$195	$190
Interest expense	(2)	(29)	(13)	(91)
Gain (loss) on foreign currency transactions	11	45	15	72
Other income (expense), net	(1)	4	32	29
Total other income and (expense)	$75	$89	$229	$200

Note 10.  Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average number of common shares outstanding
- Basic	8,199	8,103	8,199	8,103
Potential dilution from stock options	8	-	6	-
Weighted-average number of common shares outstanding
- Diluted	8,207	8,103	8,205	8,103

For the three months and nine months ended September 30, 2009, the Company was in a loss position and, accordingly, the basic and diluted weighted average shares outstanding were equal because any increase to the basic shares would have been antidilutive. Therefore, we did not calculate the dilutive effect of the 567,500 options then outstanding.

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

Overview of our Business

GPIC manufactures and supplies casino chips, (including low and high frequency RFID casino chips), under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, low and high frequency RFID hardware and software, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. GPIC sells its products to licensed casinos worldwide.  We operate in one segment and have two operating subsidiaries: GPI USA and GPI SAS, a French subsidiary.  Our subsidiaries have the following distribution and product focus:

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

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips - our primary product line, which typically represents over 60% of the Company’s revenues. The nature of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenue and earnings.  While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice.  An indicator of future sales is found in our backlog report, which reflects signed orders that are planned to be shipped in the fourth quarter.

Backlog

	GPI USA	GPI SAS	Total

September 30, 2010	$ 3.4 million	$ 7.1 million	$ 10.5 million
September 30, 2009	$ 4.6 million	$ 7.0 million	$ 11.6 million

In addition, we have signed orders totaling $7.2 million that we plan to ship in the first half of 2011.

Overview of our Industry

In the United States, the general slowdown in the gaming industry has negatively affected our casino customers and therefore our sales. Casinos have been working to reduce their operating costs and capital expenditures. We have seen a slowing down of the typical replacement cycle for consumable products, such as our cards, layouts and dice, as well as a reduction in casino openings, expansions, and replacement orders, on which our casino chip and furniture sales are largely dependent.  To the extent these economic conditions continue, we anticipate that our revenues in future quarters could be adversely affected.

Apart from the above general industry trends, the states of  Pennsylvania, Delaware and West Virginia recently legalized table games and licensed GPI USA as an equipment vendor.  Though our most significant sales in Pennsylvania were in the second quarter, we continued to ship products from each of our product lines to several Pennsylvania casinos that commenced operations in the third quarter.

Internationally, Macau continues to be the largest gaming market and continues to post record gaming revenues. Other parts of Asia have also become significant gaming destinations, such as Singapore, where the Sentosa casino and the Marina Bay Sands casino opened in February and April 2010, respectively.  In 2011, the Company will supply both plaques and chips for the opening of the Galaxy Macau casino.  In November 2010, the Company determined to create a local sales and service office in Macau to better serve its Asian customers.

Financial and Operational Highlights

For the third quarter of 2010, our revenues were $12.4 million, a decrease of $1.0 million, or 7.8%, compared to revenues of $13.4 million for the same period of 2009.  Our net income for the third quarter of 2010 was $0.8 million, compared to a net loss of $0.3 million for the same period in 2009.  The primary reason for this difference was a $1.6 million impairment of goodwill that we recorded in September 2009.

Other Matters

GPI SAS uses the euro as its functional currency.  At September 30, 2010 and December 31, 2009 the US dollar to euro exchange rates were $1.3648 to one euro and $1.4406 to one euro, respectively, which represents a 5.3% stronger dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2010 and September 30, 2009 were $1.3165 and $1.3650, which represents a 3.5% stronger dollar compared to the euro.

This strengthening of the dollar compared to the euro for the first nine months of 2010 resulted in a reduction in foreign currency translation in other comprehensive income in the balance sheet to $2,287,000 at September 30, 2010 from $3,273,000 at December 31, 2009.

GPI Mexicana uses the US dollar as its functional currency. The average exchange rates for the quarters ended September 30, 2010 and 2009 were 12.81 pesos to the US dollar and 13.26 pesos to the US dollar, respectively, which represents a 3.4% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had a negative impact of $58,000 on the Statement of Operations for the third quarter 2010.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues:

	Three Months Ended
	September 30,
	2010		2009		Period-to-Period Change
Revenues	$12,383	100.0%	$13,425	100.0%	$(1,042)	(7.8)%
Cost of revenues	8,319	67.2%	8,743	65.1%	(424)	(4.8)%
Gross profit	4,064	32.8%	4,682	34.9%	(618)	(13.2)%
Selling, general and administrative	2,987	24.1%	3,154	23.5%	(167)	(5.3)%
Impairment of goodwill	-	0.0%	1,572	11.7%	(1,572)	*
Operating income	1,077	8.7%	(44)	(0.3)%	1,121	*
Other income and (expense)	75	0.6%	89	0.7%	(14)	(15.7)%
Income before income taxes	1,152	9.3%	45	0.4%	1,107	2,460.0%
Income tax expense (benefit)	391	3.2%	373	2.8%	18	4.8%
Net income	$761	6.1%	$(328)	(2.4)%	$1,089	*

*   not meaningful

	Nine Months Ended
	September 30,
	2010		2009		Period-to-Period Change
Revenues	$43,235	100.0%	$33,681	100.0%	$9,554	28.4%
Cost of revenues	26,914	62.3%	23,465	69.7%	3,449	14.7%
Gross profit	16,321	37.7%	10,216	30.3%	6,105	59.8%
Selling, general and administrative	10,699	24.8%	9,509	28.2%	1,190	12.5%
Impairment of goodwill	-	0.0%	1,572	4.7%	(1,572)	*
Operating income (loss)	5,622	12.9%	(865)	(2.6)%	6,487	*
Other income and (expense)	229	0.5%	200	0.6%	29	14.5%
Income (loss) before income taxes	5,851	13.4%	(665)	(2.0)%	6,516	*
Income tax expense (benefit)	2,387	5.5%	(9)	0.0%	2,396	*
Net income (loss)	$3,464	7.9%	$(656)	(2.0)%	$4,120	*

*   not meaningful

The following tables detail the Company’s revenues by geographic area (in thousands):

	Three Months Ended
	September 30,
	2010		2009		Year-to-Year Change
Revenues
United States	$6,111	49.3%	$4,608	34.3%	$1,503	32.6%
Asia (1)	4,328	35.0%	7,644	56.9%	(3,316)	(43.4)%
Europe (includes Russia)	352	2.8%	655	4.9%	(303)	(46.3)%
Other (2)	1,592	12.9%	518	3.9%	1,074	207.3%
Total	$12,383	100.0%	$13,425	100.0%	$(1,042)	(7.8)%

(1)   Primarily Macau and Singapore.
(2)   Includes Canada, Australia and countries in South America and Africa.

	Nine Months Ended
	September 30,
	2010		2009		Year-to-Year Change
Revenues
United States	$22,793	52.7%	$15,419	45.8%	$7,374	47.8%
Asia (1)	15,105	34.9%	13,396	39.8%	1,709	12.8%
Europe (includes Russia)	2,273	5.3%	2,381	7.1%	(108)	(4.5)%
Other (2)	3,064	7.1%	2,485	7.3%	579	23.3%
Total	$43,235	100.0%	$33,681	100.0%	$9,554	28.4%

(1)   Primarily Macau and Singapore.
(2)   Includes Canada, Australia and countries in South America and Africa.

The following tables detail the Company’s revenues by product line (in thousands):

	Three Months Ended
	September 30,
	2010		2009		Year-to-Year Change
Casino chips:
American-style casino chips	$5,730	46.3%	$6,175	46.0%	$(445)	(7.2)%
European-style casino chips	2,371	19.1%	3,780	28.2%	(1,409)	(37.3)%
Total casino chips	8,101	65.4%	9,955	74.2%	(1,854)	(18.6)%

Playing cards	1,188	9.6%	987	7.3%	201	20.4%
Table layouts	1,004	8.1%	1,017	7.6%	(13)	(1.3)%
Table accessories and other products	824	6.7%	471	3.5%	353	74.9%
Dice	547	4.4%	462	3.4%	85	18.4%
Gaming furniture	318	2.6%	264	2.0%	54	20.5%
Shipping	401	3.2%	269	2.0%	132	49.1%
Total	$12,383	100.0%	$13,425	100.0%	$(1,042)	(7.8)%

	Nine Months Ended
	September 30,
	2010		2009		Year-to-Year Change
Casino chips:
American-style casino chips	$21,587	49.9%	$13,773	40.9%	$7,814	56.7%
European-style casino chips	6,032	14.0%	8,148	24.2%	(2,116)	(26.0)%
Total casino chips	27,619	63.9%	21,921	65.1%	5,698	26.0%

Playing cards	3,620	8.4%	3,191	9.5%	429	13.4%
Table layouts	3,213	7.4%	3,259	9.7%	(46)	(1.4)%
Table accessories and other products	2,915	6.7%	1,749	5.1%	1,166	66.7%
Dice	1,581	3.7%	1,385	4.1%	196	14.2%
Gaming furniture	2,818	6.5%	1,144	3.4%	1,674	146.3%
Shipping	1,469	3.4%	1,032	3.1%	437	42.3%
Total	$43,235	100.0%	$33,681	100.0%	$9,554	28.4%

Revenues.   For the three months ended September 30, 2010, revenues were $12.4 million, a decrease of $1.0 million, or 7.8%, compared to revenues of $13.4 million during the same period in 2009.  This decrease in revenues was primarily attributable to lower sales in 2010 of American-style and European-style casino chips to casinos in the Philippines and Macau.  The decrease in international revenues was offset by increased domestic sales in substantially all product lines, primarily due to sales to Pennsylvania casinos that were not delivered in the second quarter.

For the nine months ended September 30, 2010, revenues were $43.2 million, an increase of $9.5 million, or 28.4%, compared to revenues of $33.7 million during the same period in 2009.  This increase was due primarily to significant year-to-date sales in all product lines to casinos located in Pennsylvania, Delaware and West Virginia, as well as increased year-to-date sales of casino chips to casinos in Singapore and Macau.

Cost of Revenues.   For the three months ended September 30, 2010, cost of revenues was $8.3 million, a decrease of $0.4 million, or 4.8%, compared to cost of revenues of $8.7 million for the three months ended September 30, 2009.  As a percentage of revenues, the cost of revenues increased to 67.2% for the quarter in 2010 from 65.1% for the quarter in 2009.

For the nine months ended September 30, 2010, cost of revenues was $27.0 million, an increase of $3.5 million, or 14.7%, compared to cost of revenues of $23.5 million for the nine months ended September 30, 2009.  As a percentage of revenues, the cost of revenues decreased to 62.3% for the nine months ended September 30, 2010 from 69.7% for the same period in 2009.

Gross Profit.  For the three months ended September 30, 2010, gross profit was $4.1 million, a decrease of $0.6 million, or 13.2%, compared to gross profit of $4.7 million for the three months ended September 30, 2009. As a percentage of revenues, our gross margin decreased to 32.8% from 34.9% in the comparable prior year quarter.  This gross margin percentage decrease was primarily driven by a shift in sales mix away from chip sales.

For the nine months ended September 30, 2010, gross profit was $16.3 million, an increase of $6.1 million, or 59.8%, compared to gross profit of $10.2 million for the nine months ended September 30, 2009. As a percentage of revenues, our gross margin increased from 30.3% to 37.7%.  This gross margin percentage increase was caused by a shift in year-to-date sales mix towards higher margin product lines and fixed manufacturing costs being allocated over higher production volumes.

Selling, General, and Administrative Expenses.    The following tables detail the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2010		2009		Period-to-Period Change

Marketing and sales	$1,088	8.8%	$1,042	7.8%	$46	4.4%
General and administrative	1,899	15.3%	2,112	15.7%	(213)	(10.1)%
Total selling, general and administrative expenses	$2,987	24.1%	$3,154	23.5%	$(167)	(5.3)%

For the three months ended September 30, 2010, selling, general and administrative expenses were $3.0 million, a decrease of $0.2 million, or 5.3%, compared to selling, general and administrative expenses of $3.2 million for the three months ended September 30, 2009. Selling, general and administrative expenses increased as a percent of revenue to 24.1% in 2010 from 23.5% in 2009.

	Nine Months Ended
	September 30,
	2010		2009		Period-to-Period Change

Marketing and sales	$3,363	7.8%	$3,105	9.2%	$258	8.3%
General and administrative	7,336	17.0%	6,404	19.0%	932	14.6%
Total selling, general and administrative expenses	$10,699	24.8%	$9,509	28.2%	$1,190	12.5%

For the nine months ended September 30, 2010, selling, general and administrative expenses were $10.7 million, an increase of $1.2 million, or 12.5%, compared to selling, general and administrative expenses of $9.5 million for the nine months ended September 30, 2009.  Selling, general and administrative expenses decreased as a percent of revenue to 24.8% in 2010 from 28.2% in 2009.The increase in selling, general and administrative expenses was primarily due to an increase in compensation and bonuses of $1.3 million, including severance pay of $0.2 million, and bad debt expense of $0.2 million, offset by a decrease in Sarbanes Oxley-related costs of $0.2 million and legal expenses of $0.2 million compared to the nine months ended September 30, 2009.

Impairment of Goodwill.  In the third quarter of 2009, we recorded a one-time, non-cash impairment of goodwill charge of $1.6 million.

Other Income and (Expense).   The following table details the Other Income and (Expense) items (in thousands):

	Three Months Ended
	September 30,
	2010		2009		Period-to-Period Change
Interest income	$67	0.5%	$69	0.5%	$(2)	(2.9)%
Interest expense	(2)	0.0%	(29)	(0.2)%	27	93.1%
Gain (loss) on foreign currency transactions	11	0.1%	45	0.4%	(34)	75.6%
Other income (expense), net	(1)	0.0%	4	0.0%	(5)	*
Total other income and (expense)	$75	0.6%	$89	0.7%	$(14)	15.7%

* not meaningful

	Nine Months Ended
	September 30,
	2010		2009		Period-to-Period Change
Interest income	$195	0.4%	$190	0.6%	$5	2.6%
Interest expense	(13)	0.0%	(91)	(0.3)%	78	85.7%
Gain on foreign currency transactions	15	0.0%	72	0.2%	(57)	(79.2)%
Other income, net	32	0.1%	29	0.1%	3	10.3%
Total other income and (expense)	$229	0.5%	$200	0.6%	$29	14.5%

Income Taxes.   Our effective income tax rate for the three months ended September 30, 2010 was 33.9% compared to the effective income tax rate of 818.5% for the three months ended September 30, 2009.  Our effective tax rate for the quarter ended September 30, 2010 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, and a decrease in our valuation allowance related to foreign tax credits.  The Company’s effective tax rate for the quarter ended September 30, 2009 differed from the statutory rate as a result of the benefit from the French research credit, combined with having small book income before income taxes for the third quarter and the impairment of goodwill charge which was not tax-deductible.  Without the one-time charge for impairment of goodwill, our effective tax rate would have been approximately 23.7% for the quarter ended September 30, 2009.

Our effective income tax rate for the nine months ended September 30, 2010 was 40.8% compared to1.4% for the same period of 2009.  Our effective tax rate for the nine months ended September 30, 2010 differed from the statutory rate as a result of the decrease in the tax basis of certain intangible assets, offset by the French research credit, and a decrease in our valuation allowance related to foreign tax credits.  The Company monitors its deferred tax assets to assess whether they will be realizable.  Using a more likely than not threshold, at June 30, 2010, the Company considered additional information and concluded that certain intangible asset tax basis would not be realizable and, accordingly, reduced the related deferred tax asset by approximately $500,000.  The Company’s effective tax rate for the nine months ended September 30, 2009 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS, combined with having a net loss before income tax for the nine month period and the impairment of goodwill charge.

Our corporate tax rate is calculated on a consolidated basis.  Certain corporate costs are not allocated to our French subsidiary, GPI SAS.

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

 At September 30, 2010, we had $6.0 million in cash and cash equivalents and $16.5 million in marketable securities, totaling $22.5 million. Of this amount, $15.6 million is held by GPI SAS and $6.9 million is held by GPI USA. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets).   The following summarizes our cash and cash equivalents, working capital (in thousands), and current ratio:

	September 30,	December 31,
	2010	2009	Period-to-Period Change
Cash and cash equivalents	$6,051	$3,238	$2,813	86.9%
Marketable securities	$16,454	$15,600	$854	5.5%
Working capital	$27,173	$22,694	$4,479	19.7%
Current ratio	3.9	2.8

At September 30, 2010, working capital totaled $27.2 million, an increase of $4.5 million, or 19.7%, compared to working capital of $22.7 million as of December 31, 2009. This increase is due to an increase of $1.0 million in current assets and to a decrease in current liabilities of $3.5 million.  The increase in current assets was due primarily to an increase in cash and cash equivalents of $2.8 million, offset by a decrease in accounts receivable of $1.8 million.  The decrease in current liabilities was due primarily to a decrease in customer deposits of $2.6 million.  The decrease in customer deposits is primarily attributable to application of deposits received against sales to Pennsylvania casinos recorded in the second and third quarters of 2010.

Cash Flows (See Condensed Consolidated Statements of Cash Flow).   The following summarizes our cash flow (in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Period-to-Period Change

Operating activities	$5,829	$6,768	$(939)	(13.9)%
Investing activities	(2,266)	(5,139)	2,873	55.9%
Financing activities	(740)	(1,297)	557	42.9%
Effect of exchange rates	(10)	30	(40)	*
Net change	$2,813	$362	$2,451	677.1%

*        not meaningful

 Net cash provided by operations was $5.8 million during the nine months ended September 30, 2010, a decrease of $1.0 million, compared to $6.8 million during the same period in 2009.  For the nine months ended September 30, 2010, $5.7 million of cash was provided by net income and related reconciling adjustments; $2.5 million was provided by a decrease in operating assets (excluding cash), primarily the decrease in accounts receivable and inventories; and $2.4 million was used by a decrease in current liabilities, primarily the decrease in customer deposits. For the nine months ended September 30, 2009, $2.7 million of cash was provided by net income-related activities, $0.6 million was provided by a decrease in operating assets (excluding cash), and $3.5 million was provided by an increase in current liabilities.

Our investing activities resulted in net cash used of $2.3 million during the nine months ended September 30, 2010, a decrease of $2.8 million compared to net cash used by investing activities of $5.1 million during the same period in 2009. This decrease in cash used in investing activities is attributable to a decrease in net purchases of marketable securities of $3.4 million during the nine months ended September 30, 2010 compared the same period in 2009.

Net cash used in financing activities was $0.7 million during the nine months ended September 30, 2010, a decrease of $0.6 million compared to net cash used in financing activities of $1.3 million during the same period in 2009. Cash decreased as $0.7 million of long-term debt was paid off in 2010.

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

At September 30, 2010, the remaining long-term debt balances relate to obligations under capital leases.

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

Capital Expenditure.  We plan to purchase approximately $0.2 million in property, plant and equipment in the remainder of 2010.

Cash Dividend.  Our Board of Directors has no plans to pay a regular dividend on our common stock; however the Board of Directors will continuously evaluate the merits of paying a special dividend. We paid a $1.0 million dividend, or $0.125 per share, in December 2009.

Backlog.  At September 30, 2010, our backlog of signed orders, which is expected to be filled in the remainder of 2010, is $10.5 million, consisting of $3.4 million for GPI USA and $7.1 million for GPI SAS.  At September 30, 2009, our backlog of signed orders for the remainder of 2009 was $11.6 million, consisting of $4.6 million for GPI USA and $7.0 million for GPI SAS. In addition, we have signed orders totaling $7.2 million that we plan to ship in the first half of 2011.

Contractual Obligations and Commercial Commitments

The Company has acquired exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute gaming chips, RFID equipment and software worldwide under patents for a gaming chip tracking system and method that utilize gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage), and other RFID-related intellectual property. The duration of these exclusive agreements range from annual renewal to the life of the patents, the last of which expires in 2015.  Minimum annual royalty payments are $375,000, of which $125,000 is required to be made by GPIC over the remaining life of the exclusive patent license agreement.

Recently Issued Accounting Standards

In July 2010, the Accounting Standards Board (FASB) issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. The adoption of the ASU is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures.  ASU No. 2010-06 provides for more robust disclosures about the assets and liabilities measured at fair value, the valuation techniques used and disclosure regarding transfers between levels 1, 2 and 3.  ASU No. 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within that fiscal year. The adoption of ASU No. 2010-06 did not impact the Company’s financial position or results of operations.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2010, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 15, 2010	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer