Form 10-K
period 2010-12-31
Gaming Partners International CORP
filed 2011-03-29
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010, based on the closing price as reported on the NASDAQ Global Market of $6.38 per share: $24,520,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 2011 was 8,199,016 shares of Common Stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement relating to the 2011 annual stockholders’ meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2010.

i

PART I

Item 1.	Business.

The following Business section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, “Risk Factors.”

Company Overview

Gaming Partners International Corporation (GPIC or the Company) has three operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS) and Gaming Partners International Asia Limited (GPI Asia). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. In December 2010, the Company formed GPI Asia in Macau SAR China to sell and service its Asian customers and to manufacture and market gaming products. Most of our products are sold directly to end-users; however, in some regions of the world, such as South Africa, we sell through distributors.

GPIC is one of the leading manufacturers and suppliers of casino table game equipment in the world. We custom manufacture and supply gaming chips, table layouts, playing cards, gaming furniture and table accessories, dice, radio frequency identification device (RFID) readers and software, and roulette wheels, which are used with casino table games such as blackjack, poker, baccarat, craps and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of gaming chips, gaming furniture, and table accessories. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions and rebranding, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, and dice and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

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

Product Segments

We operate in one operating segment — casino game equipment products in multi-geographic areas. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12.)

Products

Gaming Chips

Gaming chips act as the currency of casinos for traditional table games. Our broad range of products enables us to meet all of our customer preferences and specifications, including, and most importantly, security and anti-counterfeiting features. Because gaming chips, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, laser pigments, and holograms. Our most sophisticated anti-counterfeiting feature is a RFID device, which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

Most often a casino will order all of its gaming chips, including replacement chips, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening, thereby enhancing our position to receive additional sales when the casino places replacement orders. A new casino order will typically include at least five to seven distinct chip denominations, colors and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design and security features. Gaming chips can be divided into two basic styles: American-style casino chips and European-style casino chips, known as jetons and plaques. We hold the leading worldwide market share in gaming chips, which accounted for 65% of our total revenues in 2010.

American-style Casino Chips

American-style casino chips are used worldwide. There are currently three main manufacturing technologies used to produce these types of chips: injection molding, thermo-compression molding, and sublimation. We produce casino chips using all three of these methods. We sell American-style casino chips under the Paulson®, Bud Jones®, and BG brand names. American-style casino chip prices range between $0.75 and $5.00 for casino-quality chips. Included in this price range is a $1.20 to $2.00 premium per chip for RFID as a feature.

•	Injection Molded Chips. Plastic injection-molded chips were created in the late 1960s under the Bud Jones brand. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms and RFID technology. The Bud Jones brand offers a wide range of such chips with very vivid colors and with smooth or textured surfaces. Under the BG brand we developed a full line of injection molded chips with different designs and materials from the Bud Jones brand.
•	Thermo-Compression Molded Chips. Thermo-compression molded casino chips are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the chips during the compression steps. Customized designs, security and identifying features are incorporated into the chips. These chips have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded chips are manufactured under the Paulson brand. Various security features are used to make the chips more counterfeit resistant, including UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.
•	Sublimation Chips. Sublimation chips, manufactured under the BG brand, are made of a disc of white plastic material. The design of these chips is transferred using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the chip. We hold several patents for this technology. We refer to this casino chip as “Full Face.” Security features for sublimation chips include UV pigments and laser pigments.

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

RFID Technology

Since 1996, GPIC has been at the forefront of developing applications of RFID technology for use in gaming chips. RFID in gaming started with low frequency (125 KHz) RFID being used for anti-counterfeiting security and chip tracking. In addition to low frequency RFID, the Company developed and introduced, in 2006, a high-frequency (13.56 MHz) line of RFID products which offer a higher level of security through chip authentication and tracking, while providing the casino with additional levels of functionality through bet recognition.

We offer a full line of RFID casino chips and readers available for both low and high frequency use. Our products, including readers for cage, table and vault applications, are integrated to provide chip authentication and tracking for our customers across multiple casino locations. When utilized, RFID enables the quick and accurate accounting and verification of gaming chips, either one at a time or in large quantities, whether in stacks, boxes, trays, cabinets or on the tables.

Since the inception of this technology, we have sold several million RFID gaming chips and hundreds of readers for chip authentication providing an increased level of security and accuracy to casinos all over the world. We hold several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton or a plaque. We also hold an exclusive license on two patents owned by International Game Technology (IGT) that allows us to manufacture and sell RFID gaming chips and readers in the United States. These licensed patents expire in 2015. Our patents and exclusive license apply to all RFID frequencies.

In August 2010, we entered into an RFID License and Transfer Agreement with IGT that expanded our access to additional RFID intellectual property. This agreement gave us exclusive rights to IGT’s high-frequency RFID patents and included the purchase of IGT’s Chip Inventory System (CIS) communication platform that integrates RFID data into a variety of casino management systems. Through this arrangement, we also acquired rights to assume IGT’s existing installed RFID system base throughout the United States and Asia.

Playing Cards

GPIC manufactures and sells two lines of paper casino playing cards under the Paulson brand. In 2009, we added the second line of cards based on a different paper stock and also introduced pre-shuffled and multi-deck card packages. A deck of cards typically sells within a price range between $0.67 and $1.25. Based on casino controls and practices, cards, which are consumable products, are generally replaced at least every 24 hours. A casino typically enters into a one or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Our cards are compatible with all card shufflers. Playing cards accounted for 8% of our total revenues for 2010.

Table Layouts

The Company manufactures table layouts for the North American and European markets. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paul-Son FX material, to give our customers maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, full graphic sublimation, or digital direct printing. All graphic designs are developed by our art department in concert with our casino customer to ensure complete satisfaction.

We install layouts on new GPIC gaming tables prior to delivery to our customer. As a consumable product, table layouts are replaced by casinos on a regular basis. Layouts sell in a price range of $85 to $350, depending on the type of table, type of fabric, and printing process. Table layouts accounted for 7% of our total revenues for 2010.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design and we offer a variety of base, finish and accessory options. Our tables support our proprietary accessories and RFID systems and are able to incorporate third party casino equipment products, including card shufflers, card readers, monitors, bill validators, and IT products, including RFID systems, as well as our proprietary accessories. Our tables range in price between $2,000 and $8,000, depending on the degree of customization and table type, such as blackjack, roulette, baccarat, and craps. Gaming furniture is typically sold in combination with table accessories and accounted for 6% of our total revenues for 2010.

Table Accessories and Other Products

We offer our customers a full line of casino table game accessories, including roulette reader boards, foot rails, chip trays, and drop boxes. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. Consumable table accessories include shoes, cut cards, dice sticks, lammers, markers, buttons and our patented Air Rail System ventilation device that creates an air flow at the gaming table to push odors away from the dealer. We have aligned ourselves with key casino accessory vendors to provide many of these products. We are a licensed manufacturer of roulette wheels and sell these worldwide. Table accessories and other products accounted for 7% of our total revenues for 2010.

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations and we offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features, such as laser pigment. The typical sales price of casino dice ranges between $2.50 and $3.70 per pair. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours. Dice accounted for 4% of our total revenues for 2010.

Themed Products

The Company has marketed and produced casino-specific themed products in certain gaming jurisdictions for many years. In 2009, we expanded our efforts geographically and by product to now include not only gaming chips, but also table layouts, cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

Backlog

At December 31, 2010, our backlog of signed orders for 2011 was $17.0 million, consisting of $14.1 million for GPI SAS and $2.9 million for GPI USA. At December 31, 2009, our backlog of signed orders for 2010 was $11.8 million, consisting of $8.9 million for GPI SAS and $2.9 million for GPI USA.

Sales, Advertising, and Promotion

GPIC maintains global sales representation in all gaming jurisdictions that have table game operations and sells its products to casinos worldwide. We generally sell our products in the Americas through our US-based sales force, which operates out of regional offices throughout the United States. In the European market we generally sell and service our customers through our Beaune, France-based sales force and in the Asian market we intend to market all product lines, with products manufactured in our plants in France and Mexico and consumable products, including layouts, to be manufactured in Macau later in 2011.

Our reputation for quality, reliability and security features are key factors upon which we successfully compete in the market place. This reputation is enhanced by our long-standing customer relationships that have been developed over the years by our individual sales representatives. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local sales representatives or distributors. Even in this case, we maintain direct contact with the end customers to ensure that our brand integrity is not compromised.

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquires and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau, China, as well as the International Gaming Exhibition (ICE) show in London. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

Competition

We compete against a variety of table game equipment suppliers across our product lines. We believe our competitive advantages include our reputation, manufacturing capability, sales staff experience, distribution channels, regulatory and jurisdictional licenses, financial strength, and our ability to provide a complete line of products which allows customers the ease of dealing with a single company.

Gaming Chips  Our major competitors for gaming chips are Gemaco Playing Card Company and ICON Poker, Inc., both based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Australia; and Matsui Gaming Machine Co., Ltd. based in Japan. We believe our key competitive factors for gaming chip sales are reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable design options, understanding of players’ and dealers’ preferences, and value.

Table Layouts  Our primary competitors for casino table layouts are Midwest Game Supply Co., Gemaco Playing Card Company and Rye Park Gaming LLC, all based in the United States, as well as TCS/John Huxley based in the United Kingdom. In addition, there are multiple small, regional competitors in virtually all markets. We believe our key competitive factors for table layout sales are fabric quality and durability, lead times, printing processes, and value.

Gaming Furniture  Our principal competitors for casino gaming furniture are USA Gaming Supply Inc., Avalon Gaming Inc., and KP Gaming Supplies Inc., all based in the United States, as well as TCS/John Huxley, Abbiati Casino Equipment, and smaller regional wood shops. We believe our primary competitive factors are our ability to design and produce customized furniture, a wide range of table types and configurations, production lead times, craftsmanship, and value.

Table Accessories and Other Products  Our principal competitors for distributing table accessories and other products, including drop boxes, dealing shoes, chip trays, chip bank covers, and foot rails are small local distributors. We believe that our key competitive factors for these products are our ability to be a single source supplier, as well as in our service and product quality.

Playing Cards  Our major competitors for playing cards are The United States Playing Card Company and Gemaco Playing Card Company, based in the United States, and Angel Playing Cards Co., Ltd, based in Japan. We believe our key competitive factors for playing cards are intrinsic card characteristics (snap memory, finish, weight of paper, etc.), jurisdictional licensing, security, manufacturing quality control, delivery reliability, and value.

Dice  Our principal competitors for casino dice sales are Midwest Game Supply Co. and United States Playing Card Company. We believe our primary competitive factors for dice sales are product quality, service, and value.

Materials and Supplies

Where possible, we diversify our supplier base to avoid a disruption of supply. We have also acquired additional quantities to minimize risk. However, some key raw materials for our principal products have unique suppliers. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, felt, and synthetic fabric, which are readily available from several suppliers. We believe the availability of materials is adequate to meet our ongoing manufacturing needs.

Manufacturing

We produce most of the products we sell on a build-to-order basis due to the customized nature of our customer’s orders. Our two main manufacturing facilities are in Beaune, France and in San Luis Rio

Colorado, Mexico. The major products produced in France are our Bourgogne et Grasset brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson and Bud Jones brands of American-style casino chips, as well as layouts, gaming furniture, table accessories, cards, and dice. In 2011, we intend to commence manufacture of our table layouts in Macau for our Asian customers.

We have the facility, equipment, and personnel necessary to meet expected customer demand and the flexibility to adjust our production capacity to meet ongoing fluctuations in our business and allow us to be responsive to our customers’ requirements.

Intellectual Property

We own a portfolio of trademarks, copyrights, trade secrets and patents. We own United States, foreign, or common law trade registrations (®) for the following marks:

Air Rail	LaserTrack
BG	Paulson
Bourgogne et Grasset	Paul-Son FX
Bud Jones	Paulson Pro Series
Casino Currency Control	Poker RFID
Chipsoft	PSV Series
ECS	RFID Poker
Eready	SafeChip by Bourgogne et Grasset
eReady logo	SmartChip
Gaming Partners International	T-K
GPI	We Make the Money the World Plays With
GPI logo	WheelCheck Plus

Many of our trademarks have international protections.

We own numerous United States and international patents. We also retain an exclusive license to manufacture and sell gaming chips with embedded RFID microchips and RFID readers for chip tracking and accounting in the United States until 2015. We believe that our trademarks, logos and patent rights are valuable to our operation and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to vigorously oppose any infringement or dilution of our trademarks, logos or patent rights.

In August 2010, we licensed certain RFID intellectual property and purchased certain software to converge high- and low-frequency RFID applications, to improve functionality, security, and communications for a variety of casino management systems.

Environmental Matters

We believe we are in compliance with international, federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2010, we employed 642 people. Of these employees, 435 were located at our Mexico facilities, 138 employees were located in our Beaune, France facility with the remaining 69 located primarily in Las Vegas, Nevada and Atlantic City, New Jersey. In addition, we use 122 temporary contract workers at our Beaune, France facility. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

The gaming operations of each of our subsidiaries, as well as the operations of casinos, are subject to extensive regulation by 171 local, federal and international agencies, with the majority of oversight by individual state gaming control boards and tribal gaming agencies.

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

Certain regulators not only govern the activities within their jurisdiction, but also oversee activities that occur in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada corporation, state regulatory authorities require us to maintain Nevada gaming standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99 of this Annual Report on Form 10-K.

Financial Information about Geographic Areas

See Part II — Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements — Note 12 for certain financial information by geographic area.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business and, any of which, could have an adverse effect on our financial condition and results of operation. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a reduction in the growth rate of new and existing casinos and markets;
•	delays of scheduled openings of newly constructed or planned casinos;
•	a decline in the rate of replacement of existing products;
•	a decline in the public acceptance of gaming;
•	a decline in the popularity of the types of games our products are used with;
•	an increase in the popularity of competitors’ products;
•	a shift in customer preference between American-style casino chips and European-style plaques and jetons;
•	a significant shift in player preferences away from table games; and
•	an increase in the number of competitors in the gaming chip market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID gaming chips or related products, or a failure of such products containing new innovative technology to perform as contemplated, could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims and litigation;
•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;
•	the inability of another company or GPIC to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino chips less attractive;
•	any delay by us in introducing new products on schedule;
•	failure of the casino industry to accept RFID technology with respect to gaming chips and readers, and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;

•	the development of competing new technologies, making ours obsolete or undesirable; and
•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;
•	competitors’ infringement upon our existing trademarks, patents, trade secrets and copyrights;
•	expiration of patents and licenses;
•	inability to obtain, maintain and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;
•	costs in defending our intellectual property rights;
•	successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded gaming chips; and
•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions including those that affect the health of the gaming industry;
•	consolidations within the casino industry;
•	higher than anticipated manufacturing, selling, administrative, legal and/or distribution costs;
•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;
•	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments;
•	a tightening of the availability of capital so that loans to us would only be available at cost-prohibitive terms and conditions; and
•	unfavorable changes in federal, state, or foreign taxation laws that could reduce our profitability.

We operate in many countries outside of the United States and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks, including:

•	social, political or economic instability in international markets, particularly those where we have higher sales concentrations and growth;
•	unfavorable changes in tariffs and other trade barriers;
•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;
•	expropriation, nationalization and restrictions on repatriation of funds or assets;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements, including those related to post-employment benefits;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations;

•	changes in consumer tastes and trends;
•	acts of war or terrorism; and
•	U.S. government requirements for export.

Our outstanding debt obligations subject us to certain additional risks, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•	creating a disadvantage compared to competitors with less indebtedness.

We operate in a highly regulated industry and our ability to sell our products in existing jurisdictions or expand into new jurisdictions could be adversely affected by:

•	changes in existing gaming regulations or new interpretations of existing laws that hinder or prevent us from continuing to operate in the jurisdictions we currently do business;
•	unfavorable public referendums or anti-gaming legislation, affecting or directed at manufacturers or gaming operators;
•	findings of non-compliance with applicable governmental gaming regulations which could lead to a limitation, conditioning, suspension or revocation of any of our gaming licenses;
•	delays in obtaining or maintaining licenses or approvals from regulatory agencies;
•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our principal stockholders, officers, directors or key employees; and
•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial position due to defending claims;
•	the discovery of facts with respect to legal actions pending against us not presently known to us;
•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and
•	a diversion on management’s attention from our business.

We have a stockholder with effective control of the Company which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;
•	it can delay or prevent a change in control of the Company, even when such change of control is in the best interests of other stockholders; and
•	its ownership might adversely affect the market price of the common stock.

Our business operations are subject to other risks, including:

•	the loss of key management and sales personnel;
•	limited or unique suppliers for certain key raw materials for significant products;
•	possibility of failure of components purchased from suppliers;
•	the presence of lead in older versions of Paulson brand gaming chips, which could lead to unanticipated costs;

•	increased costs due to reliance on third party suppliers and contract manufacturers;
•	adverse changes in the creditworthiness of parties with whom we have receivables;
•	casualty, theft or loss of our gaming chips, prior to delivery to casinos;
•	the possibility of failure of our security systems to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities;
•	any failures or difficulties in maintaining our computer information systems could result in disruption of operations, loss of information and unanticipated increases in costs;
•	natural disasters, pandemic illnesses, travel or tourism declines, increased fuel prices, other travel limitations, or acts of God that are concentrated in major gambling locations; and
•	acts of war, domestic or international terrorist incidents.
Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters are in a company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey, and Gulfport, Mississippi and Macau, China.

Las Vegas, Nevada.  In May 1997, we purchased our corporate headquarters, an approximately 60,000 square-foot building. This facility houses the corporate and Las Vegas sales offices, as well as a centralized warehouse and a graphics art department.

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

San Luis, Arizona.  In April 2010, we leased an approximately 7,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through April 2012.

Beaune, France.  In Beaune, we own an approximately 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips, and a 15,000 square-foot administrative and sales building located nearby, which we purchased in July 2006.

Macau SAR China.  In December 2010, we leased an approximately 2,000 square-foot sales office in Macau, China. This office is leased through January 2012.

Facility Capacity.  With the total of approximately 264,000 square feet of manufacturing and administrative facilities as of December 31, 2010, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.	Legal Proceedings.

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements Note 10 for information regarding legal proceedings and contingencies.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 21, 2011, the closing price was $6.91 per share.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$6.23	$5.34	$7.14	$4.96
Second Quarter	8.00	5.01	6.77	4.85
Third Quarter	7.00	5.77	7.78	4.86
Fourth Quarter	6.62	5.33	6.16	4.51

Holders

There were 81 holders of record of our common stock as of March 21, 2011.

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2010 and a $1.0 million dividend, or $0.125 per share, in December 2009.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

The Company made no purchases of GPIC equity securities during 2010.

Item 6.	Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2008, 2007, and 2006 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Revenues	$59,875	$49,527	$60,546	$58,821	$73,954
Cost of revenues	38,173	33,631	40,671	41,355	50,229
Gross profit	21,702	15,896	19,875	17,466	23,725
Selling, general and administrative expenses	15,263	13,109	14,535	16,604	15,244
Impairment of goodwill	—	1,572	—	—	—
Operating income	6,439	1,215	5,340	862	8,481
Other income and (expense)	352	289	486	195	31
Income before income taxes	6,791	1,504	5,826	1,057	8,512
Income tax provision	2,372	457	1,339	817	3,383
Net income	$4,419	$1,047	$4,487	$240	$5,129
Earnings per share:
Basic	$0.54	$0.13	$0.55	$0.03	$0.64
Diluted	$0.53	$0.13	$0.55	$0.03	$0.62
Weighted-average shares of common stock outstanding:
Basic	8,199	8,107	8,103	8,101	7,974
Diluted	8,207	8,189	8,184	8,242	8,226
BALANCE SHEET DATA:
Cash and cash equivalents	$11,400	$3,238	$5,547	$4,627	$5,888
Marketable securities	18,350	15,600	7,561	4,730	4,710
Working capital	26,757	22,694	21,931	16,881	14,787
Property and equipment, net	11,926	13,454	14,158	15,596	14,567
Total assets	61,807	53,278	49,549	49,309	46,969
Current liabilities	20,308	12,806	8,405	11,219	11,454
Long-term debt	32	314	1,743	2,273	2,749
Total stockholders' equity(1)	40,935	39,490	38,816	35,153	32,584

(1)	Cash dividends of $1,496,000, $1,013,000, and $1,011,000 were paid in 2010, 2009, and 2006, respectively. Cash dividends were not paid in 2008 or 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of our Business

We manufacture and supply casino chips, under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low and high frequency RFID casino chips), low and high frequency RFID readers and antennas, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau SAR China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including the maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also hold inventory at a warehouse in San Luis, Arizona.
•	GPI SAS sells internationally out of Beaune, France, with most sales in Europe and Asia. GPI SAS predominately sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, formed in December 2010, intends to market substantially all of our product lines in the Asia casino market, with such products to be manufactured in our plants in France and Mexico other than consumable products, including layouts, which will be manufactured in Macau later in 2011.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog report, which reflects signed orders that we expect to ship the following year. Our backlog at December 31, 2010 and 2009, respectively, was as follows:

	GPI SAS	GPI USA	Total
December 31, 2010	$14.1 million	$2.9 million	$17.0 million
December 31, 2009	$8.9 million	$2.9 million	$11.8 million

Overview of our Industry

In Europe and the Americas, we have experienced a slow-down in the gaming industry that has negatively affected our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. In addition, financial strains on casino owners have reduced the near-term likelihood of new casino openings, the expansion of existing casinos, and large replacement orders, upon which our casino chip sales are heavily dependent. To the extent these conditions continue, we anticipate our revenues in future quarters may be adversely affected.

Apart from the above general industry trends, during 2010 several jurisdictions in the United States licensed GPIC as a vendor and legalized the operation of table games, including Pennsylvania and Delaware. We recorded sales for the openings of casinos in these states in the second and third quarters of 2010 and then sold additional products in Pennsylvania in the fourth quarter of 2010 due to expansions.

Internationally, Macau continues to be the dominant gaming market as it posted record gaming revenues following the completion of SJM casinos in 2010. Other casino destinations, like Resorts World at Sentosa Pte Ltd in Singapore, were also completed in 2010.

Financial and Operational Highlights

For the fourth quarter of 2010, our revenues were $16.6 million, an increase of $0.8 million, or 5%, compared to revenues of $15.8 million for the same period of 2009. Additionally, for the fourth quarter of 2010, we had net income of $1.0 million compared to net income of $1.7 million for the fourth quarter of 2009.

Our net income for 2010 was $4.4 million, compared to $1.0 million for 2009. Our revenues for 2010 were $59.9 million, an increase of $10.4 million, or 20.9%, compared to revenues of $49.5 million for 2009. The increase in net income in 2010 compared to 2009 is due primarily to sales in Pennsylvania, Delaware and Singapore in 2010, as well as a one-time, non-cash impairment of goodwill charge of $1.6 million ($1.5 million after tax) that was recorded in 2009.

GPI SAS uses the euro as its functional currency. At December 31, 2010 and 2009, the US dollar to euro exchange rates were $1.3362 and $1.4406, respectively, which represents a 7.2% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2010 and 2009 were $1.3275 and $1.3942, which represents a 4.8% stronger dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At December 31, 2010 and 2009, the US dollar to Mexican peso exchange rates were 12.36 pesos and 13.06 pesos, respectively, which represents a 5.4% weaker dollar compared to the peso. The average exchange rates for the years ended December 31, 2010 and 2009 were 12.64 pesos and 13.39 pesos to the US dollar, respectively, which represents a 5.6% weaker dollar compared to the Mexican peso. The weaker dollar compared to the Mexican peso had an unfavorable impact of $0.4 million for the year as our manufacturing costs were increased.

Other Matters

In December 2010, the Company formed GPI Asia in Macau, China. By creating a presence in Macau, the Company believes it will be able to better serve its Asian customers by providing not only gaming chips, but also RFID systems and other GPIC product lines.

Also in December 2010, GPIC paid a $1.5 million dividend, or $0.1825 per share, to its shareholders.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2010		2009		Year to Year Change
Revenues	$59,875	100.0%	$49,527	100.0%	$10,348	20.9%
Cost of revenues	38,173	63.8%	33,631	67.9%	4,542	13.5%
Gross profit	21,702	36.2%	15,896	32.1%	5,806	36.5%
Selling, general and administrative	15,263	25.5%	13,109	26.5%	2,154	16.4%
Impairment of goodwill	—	0.0%	1,572	3.2%	(1,572)	—
Operating income	6,439	10.7%	1,215	2.4%	5,224	430.0%
Other income and (expense)	352	0.6%	289	0.6%	63	21.8%
Income before income taxes	6,791	11.3%	1,504	3.0%	5,287	351.5%
Income tax provision	2,372	4.0%	457	0.9%	1,915	419.0%
Net income	$4,419	7.3%	$1,047	2.1%	$3,372	322.1%

The following table presents certain data by geographic (in thousands) and as a percentage of revenues for the years ended December 31:

	2010		2009		Year to Year Change
Revenues
United States	$30,036	50.2%	$22,664	45.8%	$7,372	32.5%
Asia(1)	22,524	37.6%	20,488	41.4%	2,036	9.9%
Other(2)	4,214	7.0%	3,333	6.7%	881	26.4%
Europe (includes Russia)	3,101	5.2%	3,042	6.1%	59	1.9%
Total	$59,875	100.0%	$49,527	100.0%	$10,348	20.9%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia and countries in South America and Africa.

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2010		2009		Year to Year Change
Casino chips:
American-style casino chips	$28,730	48.0%	$21,783	44.1%	$6,947	31.9%
European-style casino chips	10,230	17.1%	10,803	21.8%	(573)	(5.3)%
Total casino chips	38,960	65.1%	32,586	65.9%	6,374	19.6%
Playing cards	4,882	8.2%	4,287	8.7%	595	13.9%
Table layouts	4,340	7.2%	4,383	8.8%	(43)	(1.0)%
Table accessories and other products	3,980	6.6%	2,770	5.6%	1,210	43.7%
Gaming furniture	3,638	6.1%	2,248	4.5%	1,390	61.8%
Dice	2,179	3.6%	1,842	3.7%	337	18.3%
Shipping	1,896	3.2%	1,411	2.8%	485	34.4%
Total	$59,875	100.0%	$49,527	100.0%	$10,348	20.9%

Comparison of Operations for the Years Ended December 31, 2010 and 2009

Revenues  For the year ended December 31, 2010, revenues were $59.9 million, an increase of $10.4 million, or 20.9%, compared to revenues of $49.5 million in 2009. This increase was due primarily to an increase in sales of Paulson chips, furniture, cards, dice, and accessories from the opening of table game operations in casinos in Pennsylvania, Delaware, and Singapore.

Cost of Revenues  For the year ended December 31, 2010, cost of revenues was $38.2 million, an increase of $4.6 million, or 13.5%, compared to cost of revenues of $33.6 million for 2009. As a percentage of revenues, our cost of revenues decreased to 63.8% in 2010 compared to 67.9% in 2009.

Gross Profit  For the year ended December 31, 2010, gross profit was $21.7 million, an increase of $5.8 million, or 36.5%, compared to gross profit of $15.9 million for 2009. As a percentage of revenues, our gross margin increased from 32.1% to 36.2%. The gross margin percentage increase was primarily driven by substantially higher sales, which caused fixed manufacturing costs to be allocated over higher production volumes, and a shift in the sales mix during 2010 toward higher-margin Paulson Chips and BG plaques and jetons.

Selling, General and Administrative Expenses  The following table details the selling, general, and administrative expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2010		2009		Year to Year Change
Marketing and sales	$4,474	7.5%	$4,363	8.8%	$111	2.5%
General and administrative	10,789	18.0%	8,746	17.6%	2,043	23.4%
Total selling, general and administrative expenses	$15,263	25.5%	$13,109	26.4%	$2,154	16.4%

For the year ended December 31, 2010, selling, general and administrative expenses were $15.3 million, an increase of $2.2 million, or 16.4%, compared to selling, general and administrative expenses of $13.1 million in 2009. Selling, general and administrative expenses decreased as a percent of revenue to 25.5% in 2010 from 26.4% in 2009. General and administrative expenses increased by $2.0 million. The key components of the increase in general and administrative expenses for 2010 were $1.0 million for severance and related litigation claims, $0.6 million in compensation and bonuses, $0.2 million in other litigation and $0.2 million in increased licensing costs.

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

Other Income and (Expense)  The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2010		2009		Year to Year Change
Interest income	$301	0.5%	$273	0.6%	28	10.3%
Interest expense	(23)	(0.0)%	(102)	(0.2)%	79	77.5%
Gain on foreign currency transactions	2	0.0%	65	0.1%	(63)	(96.9)%
Other income, net	72	0.1%	53	0.1%	19	35.8%
Total other income and (expense)	$352	0.6%	$289	0.6%	$63	21.8%

For the year ended December 31, 2010, other income and (expense) increased by $63,000 compared to the prior year. This was primarily due to the increase in net interest income from increased cash balances and the payoff of substantially all our indebtedness during 2010.

Income Taxes  During the year ended December 31, 2010, our effective tax rate was 34.9%, compared to 30.3% for the year ended December 31, 2009. Our effective tax rate for the year ended December 31, 2010 differed from the statutory rate primarily because of the decrease in the tax basis of certain intangible assets and our foreign dividend inclusions, offset by a French research credit and a decrease in our valuation allowance related to foreign tax credits. Our effective tax rate for the year ended December 31, 2009 differed from the statutory rate primarily because of our goodwill impairment being non-deductible for income tax purposes at GPI SAS, offset by a French research credit, a decrease in our valuation allowance, and changes in estimates related to certain deductions and foreign tax credits.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands):

	2010	2009
Foreign	$3,998	$2,216
United States	2,793	(712)
Total pre-tax income	$6,791	$1,504

Our corporate tax rate is calculated on a consolidated basis. Included in the United States location are the costs of GPIC which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. In 2010 and 2009, these costs totaled $2.1 million and $2.0 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources  Historically, our primary source of liquidity and capital resources has been cash from operations. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, debt service and litigation, as well as other potential cash requirements, such as dividends or acquisitions, for our operations for a minimum of the next 12 months.

At December 31, 2010, we had $11.4 million in cash and cash equivalents and $18.4 million in marketable securities, totaling $29.8 million. Of this amount, $18.1 million is held by GPI SAS and $11.7 million is held by GPI USA. In December 2010, GPI SAS paid a dividend of $6.6 million to GPIC.

Working Capital (See Consolidated Balance Sheets)  The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2010	2009	Year to Year Change
Cash and cash equivalents	$11,400	$3,238	$8,162	252.1%
Working capital	26,757	22,694	4,063	17.9%
Current ratio	2.3	2.8

At December 31, 2010, working capital totaled $26.8 million, an increase of $4.1 million, or 17.9%, compared to working capital of $22.7 million at December 31, 2009. This increase is due to an increase in current assets of $11.6 million, offset by an increase in current liabilities of $7.5 million. The increase in current assets was due primarily to an increase in cash and cash equivalents of $8.2 million and an increase of marketable securities of $2.8 million. The increase in current liabilities was due primarily to increases in short-term borrowings of $6.2 million and accrued liabilities of $2.0 million.

Cash Flows (See Consolidated Statements of Cash Flow)  The following summarizes our cash flow (in thousands) for the years ended December 31:

	2010	2009	Year to Year Change
Operating Activities	$8,731	$7,786	$945	12.1%
Investing Activities	(4,748)	(7,497)	2,749	(36.7)%
Financing Activities	4,392	(2,653)	7,045	—
Effect of exchange rates	(213)	55	(268)	—
Net change	$8,162	$(2,309)	$10,471	—

Net cash provided by operations was $8.7 million during 2010, an increase of $0.9 million, compared to $7.8 million for 2009. In 2010, $6.9 million of cash was provided by net income-related activities and $1.9 million was provided by an increase in current liabilities, offset by a decrease in operating assets (excluding cash) of $0.1 million. In 2009, $5.0 million of cash was provided by net income-related activities; $3.9 million was provided by an increase in current liabilities, primarily the increase in customer deposits; and $1.1 million was used by a decrease in operating assets (excluding cash).

Our investing activities resulted in net cash used of $4.7 million during 2010, a decrease of $2.8 million compared to net cash used by investing activities of $7.5 million in 2009. This decrease in cash used in investing activities is primarily attributable to a decrease in purchases of marketable securities of $3.8 million during 2010 compared to 2009, offset by an increase in cash received from the sale of marketable securities of $0.7 million and an increase in cash spent on acquisitions of property and equipment of $0.4 million.

Net cash provided by financing activities was $4.4 million during 2010, an increase of $7.1 million compared to net cash used in financing activities of $2.7 million during 2009. This increase in cash provided by financing activities was primarily due to GPI SAS borrowing $6.6 million in short-term debt and a $0.7 million reduction in the repayment of long-term debt, offset by a $0.5 million increase in dividends paid. In December 2010, The Company paid a $1.5 million dividend to shareholders, compared to a $1.0 million dividend a year earlier.

Debt

In March 2002, GPI USA borrowed $995,000 from a bank, secured by a deed of trust on its Las Vegas building and personal property and at a variable interest rate between 8% and 12% per annum. This loan was paid in full in September 2009.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank. The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France. In April 2010 this loan was paid in full.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) with a five year term and at a fixed rate of 3.4% from a French bank. Principal and interest payments were made quarterly until March 2010, when the loan was paid in full.

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) to be repaid by July 2011 without prepayment penalty and at an interest rate equal to 50 basis points over the three-month Euro Interbank Offered Rate (EURIBOR). We incurred this debt to fund the payment of the $6.6 million dividend to GPIC in order to avoid liquidating higher yielding marketable securities. As of December 31, 2010, the interest rate was 1.51% and the unpaid balance was 5.0 million euros (approximately $6.7 million). This loan is secured by 3.75 million euros in GPI SAS certificates of deposit that are due to mature in November 2011.

Seasonality  Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. History indicates that the first quarter is typically one of the lowest revenue quarters for the year, but the first quarter of 2011 will likely be an exception due to higher expected first quarter deliveries reflected in our backlog at December 31, 2010. Also, our operations may be adversely affected in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

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

San Luis, Arizona Facilities  In April 2010, we leased an approximately 7,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through April 2012.

Beaune, France Facilities  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building located nearby which we purchased in July 2006.

Macau SAR China Facilities  In December 2010, we leased an approximately 2,000 square-foot sales office in Macau, China. This office is leased through January 2012.

Capital Expenditures  We plan to purchase approximately $0.5 million in property, plant and equipment in 2011. In 2010, we purchased $0.9 million of property, plant and equipment. Of that amount, $0.6 million was used to purchase machinery and equipment.

Cash Dividend  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2010 and a $1.0 million dividend, or $0.125 per share, in December 2009.

Backlog  At December 31, 2010, our backlog of signed orders for 2011 was $17.0 million, consisting of $14.1 million for GPI SAS and $2.9 million for GPI USA. At December 31, 2009, our backlog of signed orders for 2010 was $11.8 million, consisting of $8.9 million for GPI SAS and $2.9 million for GPI USA.

Selected Quarterly Financial Information

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$10,945	$19,906	$12,383	$16,641	$59,875
Cost of revenues	7,274	11,321	8,319	11,259	38,173
Gross profit	3,671	8,585	4,064	5,382	21,702
Selling, general and administrative expenses	3,680	4,032	2,987	4,564	15,263
Operating income (loss)	(9)	4,553	1,077	818	6,439
Other income, net	63	92	75	122	352
Income before income taxes	54	4,645	1,152	940	6,791
Income tax provision	17	1,979	391	(15)	2,372
Net income	$37	$2,666	$761	$955	$4,419
Net income per share:
Basic	$—	$0.33	$0.09	$0.12	$0.54
Diluted	$—	$0.32	$0.09	$0.12	$0.53

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$8,943	$11,312	$13,425	$15,847	$49,527
Cost of revenues	6,530	8,191	8,743	10,167	33,631
Gross profit	2,413	3,121	4,682	5,680	15,896
Selling, general and administrative expenses	3,306	3,049	3,154	3,600	13,109
Impairment of goodwill	—	—	1,572	—	1,572
Operating income (loss)	(893)	72	(44)	2,080	1,215
Other income and (expense)	131	(21)	89	90	289
Income (loss) before income taxes	(762)	51	45	2,170	1,504
Income tax provision	(263)	(119)	373	466	457
Net income (loss)	$(499)	$170	$(328)	$1,704	$1,047
Net income (loss) per share:
Basic	$(0.06)	$0.02	$(0.04)	$0.21	$0.13
Diluted	$(0.06)	$0.02	$(0.04)	$0.21	$0.13

Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2010 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2010. Operating leases and contracts that are on a month-to-month basis are not included. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10.)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	0 – 1 years	2 – 3 years	4 – 5 years	Beyond
Debt(1)	$6,681	$6,681	$—	$—	$—
Capital lease obligations	47	15	32	—	—
Purchase and other commitment obligations(2)	4,313	3,688	350	225	50
Interest	59	59	—	—	—
Operating leases	1,364	468	817	79	—
Total contractual cash obligations	$12,464	$10,911	$1,199	$304	$50

(1)	The total represents the expected cash payments of our debt, including both current and long-term, but excluding any fair value adjustments.
(2)	Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

Impact of Inflation  To date, inflation has not had a material effect on our operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including the allowance for doubtful accounts; write-downs of obsolete, excess or slow moving inventories; the valuation of goodwill and the valuation and amortizable lives of other intangible assets; and the recoverability of deferred tax assets; require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts receivable based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events and historical experience. Additional amounts are recorded in the allowance based on our awareness of a particular customer’s ability to meet its financial obligations. A change in our estimates of the allowance for doubtful accounts could have a material adverse effect on our consolidated results of operations.

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

Intangible Assets

Intangible assets, with definite lives, such as our patents, are amortized, using the straight-line method over their estimated economic useful lives. Judgments are made in determining the estimated useful lives of intangible assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable and we record an impairment charge when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Additionally, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry back years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to global tax laws, changes to statutory tax rates, and changes to future taxable income estimates.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-14 amends the scope of previously issued guidance for software revenue by clarifying that the guidance regarding software revenue will not apply to tangible products that have a software component. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-14 and has not yet determined the impact, if any, on our consolidated financial statements.

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

Foreign Currency Risk  There are two types of foreign currency exchange risks that we may be subject to — transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) transaction gains or losses are based on actual transactions that occur in a currency other than the functional currency of that entity, whereas, (ii) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency.

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

The assets and liabilities of GPI SAS were translated into US dollars at the rate of exchange at December 31, 2010 and December 31, 2009. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions. These gains and losses are reflected in our statements of income. As of December 31, 2010 and December 31, 2009 the US dollar to euro exchange rates were $1.3362 to one euro and $1.4406 to one euro, respectively, which represents a 7.2% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2010 and 2009 were $1.3275 and $1.3942, which represents a 4.8% stronger dollar compared to the euro.

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

Interest Rate Risk  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. At December 31, 2010, we had approximately $50,000 at a fixed rate of interest. We believe that the fair value of these agreements approximate reported amounts.

The remaining approximately $6.7 million of interest-bearing obligations has a variable interest rate equal to 50 basis points over the three-month Euro Interbank Offered Rate (EURIBOR). For each 1.0% increase in EURIBOR, we would incur increased interest expense of approximately $67,000 over the next twelve-month period.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 29, 2011

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,400	$3,238
Marketable securities	18,350	15,600
Accounts receivable, net	6,838	7,035
Inventories	7,160	7,173
Prepaid expenses	790	506
Deferred income tax asset	949	707
Other current assets	1,578	1,241
Total current assets	47,065	35,500
Property and equipment, net	11,926	13,454
Other intangibles, net	782	676
Deferred income tax asset	1,108	1,657
Inventories, non-current	496	1,686
Other assets, net	430	305
Total assets	$61,807	$53,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$6,696	$546
Accounts payable	3,216	2,828
Accrued liabilities	6,204	4,165
Customer deposits	3,919	4,698
Income taxes payable, net	273	569
Total current liabilities	20,308	12,806
Long-term debt	32	314
Deferred income tax liability	491	623
Other liabilities	41	45
Total liabilities	20,872	13,788
Commitments and contingencies – see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 issued and outstanding	82	82
Additional paid-in capital	19,196	18,985
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	20,269	17,346
Accumulated other comprehensive income	1,584	3,273
Total stockholders' equity	40,935	39,490
Total liabilities and stockholders' equity	$61,807	$53,278

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2010	2009
Revenues	$59,875	$49,527
Cost of revenues	38,173	33,631
Gross profit	21,702	15,896
Marketing and sales	4,474	4,363
General and administrative	10,789	8,746
Impairment of goodwill	—	1,572
Operating income	6,439	1,215
Other income, net	352	289
Income before income taxes	6,791	1,504
Income tax provision	2,372	457
Net income	$4,419	$1,047
Earnings per share:
Basic	$0.54	$0.13
Diluted	$0.53	$0.13
Weighted-average shares of common stock outstanding:
Basic	8,199	8,107
Diluted	8,207	8,189

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2010 and 2009
(in thousands, except share amounts)

	Comprehensive Income	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, January 1, 2009		8,103,401	$81	$19,033	$(196)	$17,312	$2,586	$38,816
Net income	$1,047	—	—	—	—	1,047		1,047
Stock options exercised (see Note 14)	—	95,615	1	(207)	—	—	—	(206)
Tax benefit of stock options exercised	—	—	—	(32)	—	—	—	(32)
Stock compensation expense	—	—	—	190	—	—	—	190
Dividends paid ($0.125 per share)	—	—	—	—	—	(1,013)	—	(1,013)
Amortization of pension transition asset, net of tax	(13)	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	700	—	—	—	—	—	700	700
Total comprehensive income	$1,734
Balance, December 31, 2009		8,199,016	82	18,985	(196)	17,346	3,273	39,490
Net income	$4,419	—	—	—	—	4,419	—	4,419
Stock compensation expense	—	—	—	211	—	—	—	211
Unrealized gain on securities, net of tax	(23)	—	—	—	—	—	(23)	(23)
Dividends paid ($0.1825 per share)	—	—	—	—	—	(1,496)	—	(1,496)
Amortization of pension transition asset, net of tax	(12)	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	(1,654)	—	—	—	—	—	(1,654)	(1,654)
Total comprehensive income	$2,730
Balance, December 31, 2010		8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2010	2009
Cash Flows from Operating Activities
Net income	$4,419	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,930	2,055
Amortization	119	28
Provision for bad debt	96	81
Deferred income taxes	212	30
Stock compensation expense	211	190
Loss on sale of property and equipment	2	15
(Gain) on sale of marketable securities	(64)	(45)
Impairment of goodwill	—	1,651
Tax effect on net-settled stock option exercise	—	(32)
Change in operating assets and liabilities:
Accounts receivable	(136)	(1,812)
Inventories	819	1,212
Prepaid expenses and other current assets	(678)	(503)
Non-current other assets	(137)	11
Accounts payable	431	(87)
Customer deposits	(466)	3,127
Accrued liabilities	2,227	579
Income taxes payable	(254)	239
Net cash provided by operating activities	8,731	7,786
Cash Flows from Investing Activities
Purchases of marketable securities	(26,832)	(30,647)
Proceeds from sale of marketable securities	23,129	23,817
Capital expenditures	(1,087)	(721)
Proceeds from sale of property and equipment	42	54
Net cash used in investing activities	(4,748)	(7,497)
Cash Flows from Financing Activities
Repayment of debt obligations	(749)	(1,434)
Proceeds from debt obligations	6,637	—
Dividends paid	(1,496)	(1,013)
Payment on net-settled stock option exercise	—	(206)
Net cash provided by (used in) financing activities	4,392	(2,653)
Effect of exchange rate changes on cash	(213)	55
Net increase (decrease) in cash and cash equivalents	8,162	(2,309)
Cash and cash equivalents, beginning of period	3,238	5,547
Cash and cash equivalents, end of period	$11,400	$3,238
Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$103
Cash paid for income taxes, net of refunds	$1,872	$445
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$57	$470

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) has three operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS) and Gaming Partners International Asia Limited (GPI Asia). GPI Asia has no operations in 2009 or 2010, as it was formed in December 2010. In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. In December 2010, the Company formed GPI Asia in Macau SAR China to sell and provide services to its Asian customers and to manufacture its gaming products locally. Most of our products are sold directly to end-users; however, in some regions of the world, such as South Africa, we sell through distributors.

Our business activities include the manufacture and supply of gaming chips, table layouts, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI USA, GPI SAS, GPI Asia, and GPI Mexicana. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents in various United States banks. Several accounts are in excess of the federally insured limit of $250,000. The Company also maintains cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of short- and long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar maturities.

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

At December 31, 2010, we had two customers that individually accounted for 23% and 12% of our accounts receivable balance. At December 31, 2009, we had three customers that individually accounted for 28%, 17% and 16% of our accounts receivable balance.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average method at GPI SAS and a first-in, first-out method at GPI USA. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within one year is considered non-current inventory.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. We include capitalized lease equipment in our property and equipment for financial reporting purposes. Depreciation is computed on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and Improvements	3 – 40
Furniture and Equipment	2 – 15
Vehicles	5 – 7

Long Lived and Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment and other intangible assets) for possible impairment when events or change in circumstances indicate that the carrying value of an asset may not be recoverable. Intangible assets are tested for impairment annually each December 31. In general, we will recognize an impairment loss when the sum of discounted expected cash flows from the asset is less than the carrying amount of such asset. Intangible assets, such as patents and trademarks, are amortized using the straight-line method over their economic lives. See Note 7.

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

Shipping costs billed to our customers is reflected in revenues with the related expense included in cost of revenues. Revenues do not include sales tax, as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

Income Taxes. We recognize a current tax liability or asset for estimated taxes payable or refundable on tax returns for the current year and a deferred tax liability or asset for estimated future tax effects, attributable to temporary differences and carry forwards.

GPIC and its subsidiaries file separate income tax returns in their respective jurisdictions. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

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

Foreign Currency Transactions. The financial statements of GPI SAS are measured using the euro as the functional currency. Assets and liabilities of GPI SAS are translated into the US dollar at exchange rates at the balance sheet date. Revenues and expenses are translated into the US dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments are recorded within accumulated other comprehensive income.

The financial statements of GPI Mexicana are measured using the US dollar as the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income and expense in the Consolidated Statements of Income.

The financial statements of GPI Asia are measured using the Macau pataca as the functional currency. Assets and liabilities of GPI Asia are translated into the US dollar at exchange rates at the balance sheet date. Revenues and expenses are translated into the US dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments are recorded within accumulated other comprehensive income.

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

Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets including intangible assets and goodwill; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims and assessments. Actual results could differ from those estimates and assumptions.

Reclassifications. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-14 amends the scope of previously issued guidance for software revenue by clarifying that the guidance regarding software revenue will not apply to tangible products that have a software component. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the requirements of ASU No. 2009-14 and has not yet determined the impact, if any, on our consolidated financial statements.

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

Note 2. Marketable Securities

Available-for-sale marketable securities consist of the following investment categories issued by French and US banks as of December 31 (in thousands):

	2010			2009
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposits	$15,817	$—	$15,817	$11,614	$—	$11,614
Bond mutual funds	1,336	—	1,336	1,597	—	1,597
Term bonds	686	(23)	663	1,020	—	1,020
Term notes	534	—	534	1,369	—	1,369
Total marketable securities	$18,373	$(23)	$18,350	$15,600	$—	$15,600

Marketable securities include 3.75 million euros that secure a line of credit obtained December 2010. See Note 9 for further details.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Allowance for Doubtful Accounts

The allowance for doubtful accounts consists of the following at December 31 (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2010	$220	$96	$(69)	$(39)	$208
2009	$342	$81	$(218)	$15	$220

Note 4. Inventories

Inventories consist of the following at December 31 (in thousands):

	2010	2009
Raw materials	$4,611	$4,748
Work in progress	1,713	2,761
Finished goods	1,332	1,350
Total inventories	$7,656	$8,859

We classify a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our balance sheets is as follows at December 31 (in thousands):

	2010	2009
Current	$7,160	$7,173
Non-current	496	1,686
Total inventories	$7,656	$8,859

Note 5. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2010	2009
Refundable value-added tax	$530	$321
Income tax-related assets(1)	268	625
Deposits	488	113
Other	292	182
Total other current assets	1,578	1,241

(1)	Includes $289,000 tax benefit in 2009 from net-settled option exercise (see Note 14).

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2010	2009
Land	$1,782	$1,806
Buildings and improvements	8,618	8,894
Furniture and equipment	18,180	18,891
Vehicles	511	563
	29,091	30,154
Less accumulated depreciation	(17,165)	(16,700)
Property and equipment, net	$11,926	$13,454

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,930,000 and $2,055,000 respectively.

Note 7. Goodwill and Other Intangible Assets

Intangible assets consist of the following at December 31 (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(609)	$81	$1,242	$(1,141)	$101	13 – 14
Trademark	620	(94)	526	620	(45)	575	12
Licenses	225	(50)	175	—	—	—	1 – 3
Total intangible assets	$1,535	$(753)	$782	$1,862	$(1,186)	$676

In January 2010, a fully amortized patent expired, resulting in a reduction to the gross carrying value and accumulated amortization of $540,000.

In August 2010, we licensed certain Radio Frequency Identification Device (RFID) intellectual property and purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems.

During the fourth quarter of 2010, we completed an impairment test of the recorded value of our intangible assets and determined that no adjustment for impairment needed to be made.

During the third quarter of 2009, we assessed goodwill for impairment. Performance at GPI USA was significantly below projected operating results for 2009 and projected operating results for subsequent years had been significantly reduced due to negative industry and economic trends. Step one of the impairment test involved comparing the estimated fair value of GPI USA, measured using a discounted cash flow model, to its net book value including goodwill. The discounted cash flow approach requires estimates such as, expected revenue, gross margin, and operating expenses, to project future cash flows. We used an estimated weighted-average cost of capital to discount cash flows. The resulting comparison revealed that goodwill was impaired. Therefore, we performed step two of the goodwill impairment test to determine the extent to which goodwill was impaired. The extent by which the calculated fair value exceeds the net estimated fair value of assets and liabilities (excluding goodwill) is the value of the goodwill. The results of this step of the impairment test indicated that there would be no remaining implied value attributable to goodwill. Accordingly, we wrote off the entire goodwill balance. A charge of $1,572,000 was made to impairment of goodwill in our Consolidated Statements of Income.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets  – (continued)

Amortization expense for intangible assets for the years ended December 31, 2010 and 2009 was $119,000 and $28,000, respectively. The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Year	Amortization Expense
2011	$173
2012	98
2013	86
2014	59
2015	57
Thereafter	309
Total	$782

Note 8. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2010	2009
Accrued bonuses and commissions	$1,758	$1,226
Accrued salaries, wages, and related costs	1,167	752
Accrued litigation	970	—
Accrued vacation	766	848
Miscellaneous taxes	716	578
Other	827	761
Total accrued liabilities	$6,204	$4,165

Note 9. Debt and Pledged Assets

Short-term debt consists of the following at December 31 (in thousands):

	2010	2009
Line of credit	$6,681	$—
Current maturities of long-term debt	15	546
Total short-term debt	$6,696	$546

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) to be repaid by July 2011 without prepayment penalty and at an interest rate equal to 50 basis points over the three-month Euro Interbank Offered Rate (EURIBOR). At December 31, 2010, the interest rate was 1.51% and the unpaid balance was 5.0 million euros (approximately $6.7 million). This loan is secured by 3.75 million euros (approximately $5.0 million) in GPI SAS certificates of deposit that are due to mature in November 2011. See Note 2.

Long-term debt consists of the following at December 31 (in thousands):

	2010	2009
Note payable due to a commercial bank through June 2011	$—	$687
Note payable due to a commercial bank through May 2011	—	113
Capital leases	47	60
Total debt	47	860
Current maturities	(15)	(546)
Total long-term debt	$32	$314

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt and Pledged Assets  – (continued)

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) with a five year term and at a fixed rate of 3.4% from a French bank. Principal and interest payments were made quarterly until March 2010, when the loan was paid in full.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank. The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France. In April 2010, this loan was paid in full.

In March 2002, GPI USA borrowed $995,000 from a bank, secured by a deed of trust on its Las Vegas building and personal property and at a variable interest rate between 8% and 12% per annum. This loan was paid in full in September 2009.

Estimated annual principal maturities of debt and future minimum payments under capital lease obligations at December 31, 2010 are as follows (in thousands):

Year	Capital Leases	Debt	Total
2011	$21	$6,681	$6,702
2012	21	—	21
2013	16	—	16
Total	58	6,681	6,739
Less: amount representing interest	(11)	—	(11)
Total of present value of minimum lease payments and long term debt	47	6,681	6,728
Less: current maturities	(15)	(6,681)	(6,696)
Total long-term portion of obligations	$32	$—	$32

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of building, storage, equipment and vehicle rental expenses.

Operating lease expense for the years ended December 31, 2010 and 2009 was $501,000 and $510,000, respectively.

The following schedule reflects our future minimum lease payments under operating leases including related party payments (see Note 18) for the years ending December 31 (in thousands):

Year	Minimum Lease Payments
2011	$468
2012	438
2013	379
2014	40
2015	40
Total	$1,365

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan was designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation. The Company engaged counsel and has vigorously defended against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiff filed a Second Amended Complaint on January 9, 2009. Defendants’ Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009. On September 28, 2009, Defendants’ motion was granted and judgment dismissing the Second Amended Complaint with prejudice was entered on September 29, 2009. On October 29, 2009, Plaintiff filed his Notice of Appeal of the Court’s judgment to the 9th Circuit Court of Appeals. Oral argument before the court was conducted on March 17, 2011. The matter awaits the court’s rulings and decision.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS and related to his termination of employment in November 2010. The complaint seeks damages of 600,000 euros (approximately $800,000) for unfair dismissal, 2,500 euros (approximately $3,300) for legal fees and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three month notice period in which they continue to be paid. The Company has engaged counsel and will vigorously defend the matter.

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding will not have a material adverse impact on our consolidated financial position or results of operations.

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute gaming chips, RFID equipment and software worldwide under patents for a gaming chip tracking system and method that utilize gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015. Minimum net annual royalty payments are $375,000, of which $125,000 is required to be made annually by GPIC over the remaining life of the exclusive patent license agreements.

We purchase certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $300,000 during the remaining life of the contract.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $366,000 as of December 31, 2010.

Note 11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2010	2009
Foreign currency translation	$1,587	$3,241
Unrealized gain (loss) on securities, net of tax	(23)	—
Unrecognized pension transition asset, net of tax	20	32
Total accumulated other comprehensive income	$1,584	$3,273

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

The following table present certain data by geographic area for the years ended December 31 (in thousands):

	2010		2009
Revenues
United States	$30,036	50.2%	$22,664	45.8%
Asia(1)	22,524	37.6%	20,488	41.4%
Other(2)	4,214	7.0%	3,333	6.7%
Europe (includes Russia)	3,101	5.2%	3,042	6.1%
Total	$59,875	100.0%	$49,527	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia and countries in South America and Africa.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Geographic and Product Line Information  – (continued)

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2010		2009
Casino chips:
American-style casino chips	$28,730	48.0%	$21,783	44.1%
European-style casino chips	10,230	17.1%	10,803	21.8%
Total casino chips	38,960	65.1%	32,586	65.9%
Playing cards	4,882	8.2%	4,287	8.7%
Table layouts	4,340	7.2%	4,383	8.8%
Table accessories and other products	3,980	6.6%	2,770	5.6%
Gaming furniture	3,638	6.1%	2,248	4.5%
Dice	2,179	3.6%	1,842	3.7%
Shipping	1,896	3.2%	1,411	2.8%
Total	$59,875	100.0%	$49,527	100.0%

Revenues generated by GPI USA are primarily from casinos in the United States. Revenues generated by GPI SAS are primarily from casino chips sold to casinos in Asia and Europe. One customer represented 14% of revenues in 2010 and 10% of revenues in 2009.

The following table represents our property and equipment by geographic area at December 31 (in thousands):

	2010	2009
France	$5,495	$6,458
United States	3,484	3,670
Mexico	2,947	3,326
Property and equipment, net	$11,926	$13,454

All intangible assets with a cost basis are owned by GPI USA.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Pension Plans

For employees of GPI SAS, we sponsor a noncontributing defined benefit pension plan (as required by French labor law) which funds a mandatory payment when they retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to this defined benefit pension plan at December 31 (in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$339	$353
Service cost	25	28
Interest cost	15	17
Actuarial (gain)	(52)	(16)
Benefits paid	(3)	(55)
Effect of foreign exchange rate changes	(25)	12
Benefit obligation at end of year	299	339
Change in plan assets:
Fair value of plan assets at beginning of year	442	450
Actual return on plan assets	20	32
Benefits paid	(3)	(55)
Effect of foreign exchange rate changes	(31)	15
Fair value of plan assets at end of year(1)	428	442
Funded status and prepaid benefit cost	$129	$103

(1)	Comprised of equity securities.

Prepaid benefit costs of $129,000 and $103,000 were recognized in the consolidated balance sheets in other assets at December 31, 2010 and 2009, respectively.

Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2010	2009
Worldwide bond fund	$186	$194
European equity fund	128	124
Guaranteed rate fund	114	124
Fair value of plan assets at end of year	$428	$442

GPI SAS management is responsible for administering our investment strategy of growing plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, pension assets are diversified across several classes of investments. We did not make any contribution to the pension plan in either 2010 or 2009 and do not expect to make any contributions to the pension plan in 2011.

The weighted average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2010	2009
Assumptions:
Discount rate	4.20%	4.50%
Rate of compensation increase	3.00%	2.10%

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Pension Plans  – (continued)

The accumulated benefit obligation was $195,000 and $233,000 as of December 31, 2010 and 2009, respectively.

Net pension benefit consisted of the following for the years ended December 31 (in thousands):

	2010	2009
Service cost-benefits earned during the period	$25	$28
Interest expense on benefit obligation	15	17
Amortization of unrecognized transition asset	(18)	(19)
Actual return on plan assets	(20)	(32)
Actuarial (gain)	(52)	(16)
Net pension benefit	$(50)	$(22)

Projected benefit payments from the plan as of December 31, 2010 are estimated at zero for 2010 through 2015, and an aggregate of $73,000 for 2016 through 2020.

We also sponsor a 401(k) plan for employees in the United States who have worked for us for over six months and are 21 years of age or older. Company contributions to the plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the plan up to the lesser of the IRS annual limit or fifteen percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2010, and 2009 under the plan were $51,000 and $52,000, respectively.

Note 14. Stock Option Programs and Share-based Compensation Expense

We have two active stock option programs, which consist of the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan) and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

The 1994 Long-Term Incentive Plan (Incentive Plan) expired on January 30, 2004, except as to the stock options outstanding as of that date. All of the then outstanding options have terminated, expired, or have been exercised. In December 2009, 300,000 outstanding options were exercised by Gerard Charlier, our former President and CEO, through a net-settled stock option exercise, which was permitted under the rules of the Incentive Plan. The net shares issued were 95,615, which took into account the shares needed to be withheld based on the then-current market price and the strike price of $3.40, as well as the minimum statutory tax withholding amount of $206,000. In addition, the transaction decreased additional paid-in capital by $239,000; increased our income tax receivable, which is included in other current assets, by $289,000; and reversed $322,000 from a deferred income tax asset.

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

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2010 or 2009.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Programs and Share-based Compensation Expense  – (continued)

The Gronau Agreement granted to Mr. Gronau an option to purchase 150,000 shares of the Company’s common stock. The stock option has a ten-year term and vests over a five-year period as follows: 20,000 shares on the first anniversary of the date of the grant, 30,000 shares on each of the second, third and fourth anniversaries, and 40,000 shares on the fifth anniversary of the date of grant. The Gronau Agreement was presented to and approved by the Company’s Board of Directors and subsequently approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 6, 2009.

The following is a summary of stock option activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	399,000	$5.18
Granted	170,500	6.21
Exercised(1)	(300,000)	3.40
Outstanding at December 31, 2009	269,500	7.82
Granted	30,000	6.55
Outstanding at December 31, 2010	299,500	$7.69	7.9	$27
Exercisable at December 31, 2010	151,500	$9.06	7.3	$24

(1)	See discussion of net-settled stock option exercise above for further explanation of these stock options.

For the year ended December 31, 2010, there were no options exercised and for the year ended December 31, 2009, the total intrinsic value of options exercised was $780,000.

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

The following table summarizes the weighted average assumptions used, and related information, for option activity for the periods indicated.

	2010	2009
Option valuation assumptions:
Dividend yield	0.7%	0.0%
Expected volatility	63.9%	65.0%
Risk free interest rate	2.06%	1.88%
Expected term of options	5.6 yrs	6.5 yrs
Weighted-average fair value of options granted during the period	$3.47	$3.83
Exercises under all share-based payment arrangements:
Payment on net-settled stock option exercise(1)	$—	$206
Tax benefit realized from option exercises	$—	$289

(1)	See discussion of net-settled stock option exercise above for further explanation of these stock options.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2010	2009
Share-based compensation	$211	$190
Estimated tax benefit	(76)	(68)
Total share-based compensation, net of tax benefit	$135	$122

As of December 31, 2010, there was a total of $404,000 of unrecognized compensation expense related to stock options, which cost is expected to be recognized as follows (in thousands):

Year	Amount
2011	$124
2012	124
2013	118
2014	38
Total	$404

Note 15. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2010	2009
Interest income	$301	$273
Interest expense	(23)	(102)
Gain on foreign currency transactions	2	65
Other income, net	72	53
Total other income and (expense)	$352	$289

Note 16. Income Tax Matters

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2010	2009
Current:
US Federal	$496	$(688)
US State	136	14
Foreign	1,674	1,148
Total Current	2,306	474
Deferred:
US Federal	478	221
US State	67	(157)
Foreign	(479)	(81)
Total Deferred	66	(17)
Income tax provision	$2,372	$457

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Tax Matters  – (continued)

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2010	2009
Foreign	$3,998	$2,216
United States	2,793	(712)
Pre-tax income	$6,791	$1,504

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2010	2009
Computed expected income tax expense	34.0%	34.0%
Foreign dividends, net	11.3%	0.0%
True-ups(1)	7.3%	(11.8%)
Goodwill impairment	0.0%	31.0%
French Research Credit	(2.7%)	(13.0%)
Change in valuation allowance	(17.2%)	(10.9%)
Other, net	2.2%	1.0%
Income tax expense	34.9%	30.3%

(1)	Primarily due to decrease in tax basis of certain intangible assets in 2010 and change in estimates of certain deductions and credits in 2009.

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Operating loss carry forwards	$81	$98
Bad debt reserves and inventory	321	415
French deferred assets	533	149
Stock compensation	362	289
Fixed assets	435	443
Intangibles	176	931
Tax credits	3,159	4,193
Other	60	79
Total gross deferred tax assets	5,127	6,597
Less: valuation allowance	(3,070)	(4,232)
Total net deferred tax assets	2,057	2,365
Deferred tax liabilities:
French deferred liabilities	491	623
Total deferred tax liabilities	491	623
Deferred tax assets, net	$1,566	$1,742

During 2010, GPI SAS paid a dividend of $6.6 million to GPIC. Except for the aforementioned one-time cash dividend, deferred taxes have not been provided on unrepatriated foreign earnings of GPI SAS. The remaining earnings of GPI SAS are considered permanently reinvested, as it is management’s intention to reinvest these earnings in foreign operations. The Company projects that it will have sufficient cash flow in the US and does not need to further repatriate the foreign earnings to finance US operations. Based on this,

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Tax Matters  – (continued)

deferred taxes have not been provided on unrepatriated foreign earnings of GPI SAS in the amount of approximately $0.6 million, since we consider these foreign earnings to be permanently reinvested.

As of December 31, 2010, we had $3.2 million in available foreign tax credits. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of 10 years. The available foreign tax credits of $1.1 million, $1.3 million, and $0.7 million will expire in 2015, 2016 and 2017, respectively. During 2010, we released $1.2 million of a valuation allowance related to foreign tax credits. We were able to utilize these foreign tax credits primarily due to the dividend from GPI SAS mentioned above. As of December 31, 2010, we have established a valuation allowance of $3.0 million related to these foreign tax credits due to the on-going uncertainty of future foreign source and US taxable income.

We have state net operating loss carry forwards which will expire in 2011 through 2028. The determination and utilization of these state net operating loss carry forwards depend upon apportionment percentages and the respective state laws, which can change from year to year. In 2009 we released most of the valuation allowance on state deferred tax assets, since we have started to generate state taxable income in recent years and expect to continue to do so in the future. We continue to have a valuation allowance related to certain state net operating loss carry forwards, which are expected to expire before utilization, due to decreased apportionment percentages in those states.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	2010	2009
Balance at beginning of year	$45	$—
Increases related to current year tax positions	—	43
Foreign currency translation	(4)	2
Balance at end of year	$41	$45

As of December 31, 2010, we have provided a liability for $41,000 of unrecognized tax benefits related to GPI SAS, all of which would affect our effective tax rate, if recognized. We have accrued $4,000 in interest and penalties related to the unrecognized tax benefits. The Company anticipates that the balance of the unrecognized tax benefits will be eliminated within the next twelve months upon completion of the French Tax Administration’s audit of GPI SAS discussed below.

We file income tax returns with the US Internal Revenue Service (IRS), and various states and foreign jurisdictions. The tax years 2007 through 2010 remain open to examination under the statute of limitations by the IRS and various states for GPIC and GPI USA and 2008 through 2010 by the French Tax Administration for GPI SAS. As GPI Asia commenced operations in December of 2010, only 2010 is an open tax year for Macau. The French Tax Administration has just started the examination of GPI SAS for tax years 2008 and 2009. US federal tax positions for the 2004 tax year were effectively settled with the completion of an IRS examination.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share (EPS)  – (continued)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share as of December 31 is as follows (in thousands):

	2010	2009
Weighted average number of common shares outstanding – basic	8,199	8,107
Potential dilution from equity grants	8	82
Weighted average number of common shares outstanding – diluted	8,207	8,189

We have certain outstanding stock options to purchase common stock which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. Outstanding antidilutive options for the years ended December 31, 2010 and 2009 amounted to 258,000 and 196,000, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that all information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, are incorporated herein by reference.

Item 11.	Executive Compensation.

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We have no related party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (c) Exhibits

2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference to: Annex A to the Company's definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the “Proxy Statement”) (SEC file no. 000-23588).
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement (SEC file no. 000-23588).
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
3.03	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007 (SEC file no. 000-23588).
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
10.01	Gaming Partners International Corporation 1994 Directors' Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to: Annex A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008 (SEC file no. 000-23588).*
10.02	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008 (SEC file no, 000-23588).*
10.03	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file no. 000-23588).
10.04	Stock Option Agreement with Gregory S. Gronau incorporated herein by reference to Appendix A of our definitive proxy statement dated April 6, 2009 filed with the SEC on April 6, 2009.*
10.05	Loan Agreement dated December 14, 2010 between Lyonnaise de Banque and Gaming Partners International SAS (English translation of French-language document).
10.06	Letter Agreement with Gerald W. Koslow dated November 9, 2009.
10.07	Amendment to compensation of Gerald W. Koslow, described in registrant's Form 8-K filed on August 25, 2010 and registrant's Form 8-K filed on March 13, 2011.
10.08	Agreement to pay severance to Laura McAllister Cox as described under the heading “Executive Compensation — Potential Payments upon Termination or Change in Control” in registrant's definitive proxy statement dated April 5, 2010, filed with the SEC on April 6, 2010 (SEC file no. 000-23588).
21.01	List of subsidiaries.
23.01	Consent of Moss Adams LLP.
31.10	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.20	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14 (a) of the Securities Exchange Act, as amended.

32.00	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Government Gaming Regulation.

*	Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 29, 2011	By: /s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011	By: /s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 29, 2011	By: /s/ Gerald W. Koslow Gerald W. Koslow Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 29, 2011	By: /s/ Eric P. Endy Eric P. Endy Director
Date: March 29, 2011	By: /s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 29, 2011	By: /s/ Alain Thieffry Alain Thieffry Director
Date: March 29, 2011	By: /s/ Charles R. Henry Charles R. Henry Director
Date: March 29, 2011	By: /s/ Robert J. Kelly Robert J. Kelly Director
Date: March 29, 2011	By: /s/ Jean-Francois Lendais Jean-Francois Lendais Director