Form 10-Q
period 2011-03-31
Gaming Partners International CORP
filed 2011-05-12
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 05, 2011 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$10,298	$11,400
Marketable securities	20,489	18,350
Accounts receivable, net	8,567	6,838
Inventories	7,713	7,160
Prepaid expenses	736	790
Deferred income tax asset	490	949
Other current assets	1,249	1,578
Total current assets	49,542	47,065
Property and equipment, net	12,151	11,926
Intangibles, net	730	782
Deferred income tax asset	1,525	1,108
Inventories, non-current	478	496
Other assets, net	451	430
Total assets	$64,877	$61,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$7,119	$6,696
Accounts payable	2,834	3,216
Accrued liabilities	6,666	6,204
Customer deposits	3,164	3,919
Income taxes payable	728	273
Total current liabilities	20,511	20,308
Long-term debt	28	32
Deferred income tax liability	542	491
Other liabilities	44	41
Total liabilities	21,125	20,872
Commitments and contingencies - see Note 7
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,199,016 issued and outstanding	82	82
Additional paid-in capital	19,254	19,196
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	21,998	20,269
Accumulated other comprehensive income	2,614	1,584
Total stockholders' equity	43,752	40,935
Total liabilities and stockholders' equity	$64,877	$61,807

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$17,821	$10,945
Cost of revenues	11,569	7,274
Gross profit	6,252	3,671

Marketing and sales	1,198	1,086
General and administrative	2,552	2,594
Operating income (loss)	2,502	(9)
Other income and (expense)	110	63
Income before income taxes	2,612	54
Income tax provision	883	17
Net income	$1,729	$37

Earnings per share:
Basic	$0.21	$0.00
Diluted	$0.21	$0.00
Weighted-average shares of common stock outstanding:
Basic	8,199	8,199
Diluted	8,220	8,203

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$37	0	0	0	0	37	0	37
Unrealized gain on securities, net of tax	2	0	0	0	0	0	2	2
Stock compensation expense	0	0	0	61	0	0	0	61
Amortization of pension transition asset, net of tax	(3)	0	0	0	0	0	(3)	(3)
Foreign currency translation adjustment	(1,308)	0	0	0	0	0	(1,308)	(1,308)
Total comprehensive loss	$(1,272)
Balance, March 31, 2010		8,199,016	$82	$19,046	$(196)	$17,383	$1,964	$38,279

Balance, January 1, 2011		8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	$1,729	0	0	0	0	1,729	0	1,729
Unrealized gain on securities, net of tax	2	0	0	0	0	0	2	2
Stock compensation expense	0	0	0	58	0	0	0	58
Amortization of pension transition asset, net of tax	(3)	0	0	0	0	0	(3)	(3)
Foreign currency translation adjustment	1,031	0	0	0	0	0	1,031	1,031
Total comprehensive income	$2,759
Balance, March 31, 2011		8,199,016	$82	$19,254	$(196)	$21,998	$2,614	$43,752

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$1,729	$37
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	483	485
Amortization	52	15
Provision for bad debt	4	(27)
Deferred income taxes	76	124
Stock compensation expense	58	61
(Gain) on sale of property and equipment	(6)	(4)
(Gain) on sale of marketable securities	(5)	(29)
Change in operating assets and liabilities:
Accounts receivable	(1,480)	2,864
Inventories	(301)	(161)
Prepaid expenses and other current assets	440	(40)
Non-current other assets	(5)	15
Accounts payable	(489)	(492)
Customer deposits	(937)	(986)
Accrued liabilities	169	210
Income taxes payable	421	(141)
Net cash provided by operating activities	209	1,931

Cash Flows from Investing Activities
Purchases of marketable securities	(4,717)	(4,155)
Proceeds from sale of marketable securities	3,720	3,922
Capital expenditures	(375)	(46)
Proceeds from sales of property and equipment	16	4
Net cash used in investing activities	(1,356)	(275)

Cash Flows from Financing Activities
Repayment of debt obligations	(3)	(682)
Net cash used in financing activities	(3)	(682)
Effect of exchange rate changes on cash	48	(25)
Net increase (decrease) in cash and cash equivalents	(1,102)	949
Cash and cash equivalents, beginning of period	11,400	3,238
Cash and cash equivalents, end of period	$10,298	$4,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$30	$10
Cash paid for income taxes, net of refunds	$332	$138
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$94	$6

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Organization and Nature of Business

 Gaming Partners International Corporation (GPIC or the Company) has three operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS) and Gaming Partners International Asia Limited (GPI Asia). GPI Asia had no operations in 2010, as it was formed in December 2010. In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant casino chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products internationally to licensed casinos. In December 2010, the Company formed GPI Asia in Macau S.A.R. China to sell and provide services to our Asian customers and to manufacture our consumable gaming products, including layouts, locally. Most of our products are sold directly to end-users; however, in some regions of the world, such as South Africa, we sell through distributors.

Our business activities include the manufacture and supply of gaming chips, table layouts, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Significant Accounting Polices

Basis of Consolidation and Presentation.   The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.   These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2010.

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

During the first quarter of 2011, the Company adopted ASU nos. 2009-13 and 2009-14, as it began selling multiple-element software and hardware arrangements to its casino customers utilizing chip authentication software and other radio frequency identification device (RFID) intellectual property purchased in August 2010. The adoption of these accounting standards did not materially impact the Company’s financial position or results of operations.

Note 2.  Marketable Securities

Available for sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	March 31, 2011			December 31, 2010
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposits	$17,463	$0	$17,463	$15,817	$0	$15,817
Bond mutual funds	1,968	1	1,969	1,336	0	1,336
Term bonds	511	(22)	489	686	(23)	663
Term notes	568	0	568	534	0	534
Total marketable securites	$20,510	$(21)	$20,489	$18,373	$(23)	$18,350

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

Marketable securities include 3.75 million euros (approximately $5.3 million at March 31, 2011) that secure a line of credit obtained in December 2010.

Note 3.  Allowance for Doubtful Accounts

The allowance for doubtful accounts consists of the following (in thousands):

	Beginning Balance	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
March 31, 2011	$208	$4	$0	$8	$220

Note 4.  Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$4,160	$4,611
Work in progress	1,290	1,713
Finished goods	2,741	1,332
Total inventories	$8,191	$7,656

At March 31, 2011 and December 31, 2010, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year.  The classification of our inventories on our balance sheets is as follows (in thousands):

	March 31, 2011	December 31, 2010
Current	$7,713	$7,160
Non-current	478	496
Total inventories	$8,191	$7,656

 Note 5.  Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$1,802	$1,782
Buildings and improvements	8,542	8,618
Furniture and equipment	19,520	18,180
Vehicles	506	511
	30,370	29,091
Less accumulated depreciation	(18,219)	(17,165)
Property and equipment, net	$12,151	$11,926

Depreciation expense for the three months ended March 31, 2011 and 2010 was $483,000 and $485,000, respectively.

Note 6.  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(612)	$78	$690	$(609)	$81	13-14
Trademark	620	(106)	514	620	(94)	526	12
Licenses	225	(87)	138	225	(50)	175	1-3
Total intangible assets	$1,535	$(805)	$730	$1,535	$(753)	$782

In August 2010, the Company licensed certain RFID intellectual property and purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems.

Amortization expense for intangible assets for the three months ended March 31, 2011 and 2010 was $52,000 and $15,000, respectively.

Note 7.  Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On June 27, 2007, a putative class action complaint alleging violations of federal securities laws based on alleged misstatements and omissions by the Company, entitled Robert J. Kaplan v. Gerard P. Charlier, Paul S. Dennis, Eric P. Endy, Alain Thieffry, Elisabeth Carrette, Robert J. Kelly, Charles R. Henry, Laura McAllister Cox and Gaming Partners International Corporation was filed in the United States District Court for the District of Nevada, under Case No. 2:07-cv-00849-LDG-GWF. Plaintiff Kaplan was designated by the court as “Lead Plaintiff.” On February 12, 2008, Plaintiff filed an amended complaint, deleting several of the above named defendants, and adding three others. The action is now captioned Robert J. Kaplan v. Gerard P. Charlier, Melody J. Sullivan a/k/a Melody Sullivan Yowell, David Grimes, Charles T. McCullough, Eric P. Endy, Elisabeth Carrette and Gaming Partners International Corporation.  The Company engaged counsel and has vigorously defended against the claims presented. Defendants filed a Motion to Dismiss the Complaint on April 16, 2008. Defendants’ Motion to Dismiss was thereafter granted and an order was entered dismissing the Amended Complaint without prejudice on November 18, 2008. Plaintiff filed a Second Amended Complaint on January 9, 2009. Defendants’ Motion to Dismiss the Second Amended Complaint was filed on February 27, 2009. On September 28, 2009, Defendants’ motion was granted and judgment dismissing the Second Amended Complaint with prejudice was entered on September 29, 2009. On October 29, 2009, Plaintiff filed his Notice of Appeal of the Court’s judgment to the 9th Circuit Court of Appeals. On April 12, 2011, the 9th Circuit Court affirmed the dismissal of Plaintiff’s Second Amended Complaint.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS related to his termination of employment in November 2010.  The complaint seeks damages of 600,000 euros (approximately $800,000) for unfair dismissal, 2,500 euros (approximately $3,300) for legal fees and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three month notice period in which they continue to be paid.  The Company has engaged counsel and will vigorously defend the matter.

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

Note 8.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation	$2,618	$1,587
Unrealized gain (loss) on securities, net of tax	(21)	(23)
Unrecognized pension transition asset, net of tax	17	20
Total accumulated other comprehensive income	$2,614	$1,584

Note 9.  Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment—casino table game equipment products and chip authentication software. Although the Company derives its revenues from a number of different product lines, the Company does not allocate resources based on the operating results from the individual product lines nor does it manage each individual product line as a separate business unit.

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2011		2010
Revenues
Asia (1)	$11,437	64.2%	$4,034	36.9%
United States	4,835	27.1%	5,324	48.6%
Other (2)	795	4.5%	618	5.6%
Europe (includes Russia)	754	4.2%	969	8.9%
Total	$17,821	100.0%	$10,945	100.0%

(1) Primarily Macau and Singapore.
(2) Includes Canada, Australia and countries in South America and Africa.

The following tables present our net sales by product (in thousands):

	Three Months Ended
	March 31,
	2011		2010
Casino chips:
American-style casino chips	$6,408	36.0%	$5,334	48.7%
European-style casino chips	6,974	39.1%	1,894	17.3%
Total casino chips	13,382	75.1%	7,228	66.0%

Playing cards	1,335	7.5%	1,166	10.7%
Table layouts	983	5.5%	996	9.1%
Table accessories and other products	730	4.0%	479	4.4%
Dice	517	2.9%	484	4.4%
Gaming furniture	419	2.4%	271	2.5%
Shipping	455	2.6%	321	2.9%
Total	$17,821	100.0%	$10,945	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	March 31, 2011	December 31, 2010
Property and equipment, net:
France	$5,716	$5,495
United States	3,505	3,484
Mexico	2,912	2,947
Macau S.A.R. China	18	-
Total	$12,151	$11,926

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

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted-average number of common shares outstanding - basic	8,199	8,199
Potential dilution from stock options	21	4
Weighted-average number of common shares outstanding - diluted	8,220	8,203

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, Risk Factors of the Company’s Form 10-K for the period ended December 31, 2010.

For a Company Overview and information on our products as well as general information, see Part I—Item 1. Business of the Company’s Form 10-K for the period ended December 31, 2010.

Overview of our Business

We manufacture and supply casino chips under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low and high frequency RFID casino chips), low and high frequency RFID readers and antennas, table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R. China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including the maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

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

•
GPI Asia, formed in December 2010, intends to market substantially all of our product lines in the Asia casino market, with such products to be manufactured in our plants in France and Mexico, except for layouts, which will be manufactured in Macau S.A.R. later in 2011.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at March 31, 2011 and 2010, respectively, was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
March 31, 2011	$1.7	$8.0	$0.9	$10.6

March 31, 2010	$2.0	$7.1	$-	$9.1

Overview of our Industry

In Europe and the Americas, we have experienced a slow-down in the gaming industry that has negatively affected our casino customers and therefore our sales. Casinos are working to reduce their costs, including slowing down the typical replacement cycle on consumable products, such as cards, layouts, and dice. In addition, financial strains on casino owners have reduced in the near term the number of new casino openings, the expansion of existing casinos, and large replacement orders, upon which our casino chip sales are heavily dependent. To the extent these conditions continue, we anticipate our revenues in future quarters may be adversely affected.

Macau S.A.R. China continues to be the world’s largest gaming market and to post record gaming revenues.  In the first quarter of 2011, the Company made a significant delivery of plaques and chips for the pending opening of the Galaxy Macau casino.

Financial and Operational Highlights

For the first quarter of 2011, our revenues were $17.8 million, an increase of $6.9 million, or 62.8%, compared to revenues of $10.9 million for the same period of 2010.  Our net income for the first quarter of 2011 was $1.7 million, compared to net income of $37,000 for the same period in 2010.  The improvement in our operating results was primarily due to the increase in revenues.  Given projected casino openings and our sales backlog for 2011, revenues and earnings in the next three quarters may not reach the same levels that we saw in the first quarter.

Other Matters

GPI SAS uses the euro as its functional currency.  At March 31, 2011 and December 31, 2010 the US dollar to euro exchange rates were $1.4207 and $1.3362 to one euro, respectively, which represents a 6.3% weaker dollar compared to the euro. The average exchange rates for the three months ended March 31, 2011 and March 31, 2010 were $1.3667 and $1.3852 to one euro, respectively, which represents a 1.3% stronger dollar compared to the euro.  This weakening of the dollar compared to the euro for the first three months of 2011 resulted in an increase in foreign currency translation in other comprehensive income in the balance sheet to $2,618,000 at March 31, 2011 from $1,587,000 at December 31, 2010.

GPI Mexicana uses the US dollar as its functional currency. The average exchange rates for the quarters ended March 31, 2011 and 2010 were 12.09 and 12.79 pesos to one US dollar, respectively, which represent a 5.5% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had an unfavorable impact of $0.1 million for the first quarter as our manufacturing costs were increased.

GPI Asia uses the US dollar as its functional currency. At December 31, 2010, we had determined that the Macanese pataca was the functional currency.  However, upon further analysis, we determined that the US dollar would be more appropriate as the functional currency. The average exchange rate for the quarter ended March 31, 2011 was 8.1642 Macanese patacas to one US dollar.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues:
	Three Months Ended
	March 31,
	2011		2010		Period-to-Period Change
Revenues	$17,821	100.0%	$10,945	100.0%	$6,876	62.8%
Cost of revenues	11,569	64.9%	7,274	66.5%	4,295	59.0%
Gross profit	6,252	35.1%	3,671	33.5%	2,581	70.3%
Selling, general and administrative	3,750	21.0%	3,680	33.6%	70	1.9%
Operating income	2,502	14.1%	(9)	(0.1)%	2,511	-
Other income and (expense)	110	0.6%	63	0.6%	47	74.6%
Income before income taxes	2,612	14.7%	54	0.5%	2,558	4,737.0%
Income tax provision	883	5.0%	17	0.2%	866	5,094.1%
Net income	$1,729	9.7%	$37	0.3%	$1,692	4,573.0%

The following table presents certain data by geographic area (in thousands):

	Three Months Ended
	March 31,
	2011		2010		Period-to-Period Change
Revenues
Asia (1)	$11,437	64.2%	$4,034	36.9%	$7,403	183.5%
United States	4,835	27.1%	5,324	48.6%	(489)	(9.2)%
Other (2)	795	4.5%	618	5.6%	177	28.6%
Europe (includes Russia)	754	4.2%	969	8.9%	(215)	(22.2)%
Total	$17,821	100.0%	$10,945	100.0%	$6,876	62.8%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia and countries in South America and Africa.

The following table details the Company’s revenues by product line (in thousands):

	Three Months Ended
	March 31,
	2011		2010		Period-to-Period Change
Casino chips:
American-style casino chips	$6,408	36.0%	$5,334	48.7%	$1,074	20.1%
European-style casino chips	6,974	39.1%	1,894	17.3%	5,080	268.2%
Total casino chips	13,382	75.1%	7,228	66.0%	6,154	85.1%

Playing cards	1,335	7.5%	1,166	10.7%	169	14.5%
Table layouts	983	5.5%	996	9.1%	(13)	(1.3)%
Table accessories and other products	730	4.0%	479	4.4%	251	52.4%
Dice	517	2.9%	484	4.4%	33	6.8%
Gaming furniture	419	2.4%	271	2.5%	148	54.6%
Shipping	455	2.6%	321	2.9%	134	41.7%
Total	$17,821	100.0%	$10,945	100.0%	$6,876	62.8%

Revenues. For the three months ended March 31, 2011, revenues were $17.8 million, an increase of $6.9 million, or 62.8%, compared to revenues of $10.9 million during the same period in 2010. This increase was due primarily to increased sales of European-style and American-style chips to the Galaxy Macau and SJM casinos in Macau S.A.R. China.

Cost of Revenues. For the three months ended March 31, 2011, cost of revenues was $11.6 million, an increase of $4.3 million, or 59.0%, compared to cost of revenues of $7.3 million for the three months ended March 31, 2010.  As a percentage of revenues, the cost of revenues decreased to 64.9% for the first quarter in 2011 from 66.5% for the same period in 2010.

Gross Profit.  For the three months ended March 31, 2011, gross profit was $6.3 million, an increase of $2.6 million, or 70.0%, compared to gross profit of $3.7 million for the three months ended March 31, 2010. As a percentage of revenues, our gross margin increased from 33.5% to 35.1%.  The gross margin percentage increase was primarily driven by increased sales, which caused fixed manufacturing costs to be allocated over higher production volumes, and increased sales of our higher margin casino chips.

Selling, General, and Administrative Expenses.   The following table details the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2011		2010		Period-to-Period Change

Marketing and sales	$1,198	6.7%	$1,086	9.9%	$112	10.3%
General and administrative	2,552	14.3%	2,594	23.7%	(42)	(1.6)%
Total selling, general and
administrative expenses	$3,750	21.0%	$3,680	33.6%	$70	1.9%

For the three months ended March 31, 2011, selling, general and administrative expenses were $3.8 million, an increase of $0.1 million, or 1.9%, compared to selling, general and administrative expenses of $3.7 million for the three months ended March 31, 2010.  Selling, general and administrative expenses decreased as a percent of revenue to 21.0% for the three months ended March 31, 2011 from 33.6% for the same period in 2010.  Marketing and sales expenses increased primarily due to $0.1 million of additional personnel costs.

 Other Income and (Expense). The following table details the Other Income and (Expense) items (in thousands):

	Three Months Ended
	March 31,
	2011		2010		Period-to-Period Change
Interest income	$123	0.7%	$55	0.5%	$68	123.6%
Interest expense	(29)	(0.2)%	(9)	(0.1)%	(20)	(222.2)%
Gain (loss) on foreign currency transactions	10	0.1%	(14)	(0.1)%	24	-
Other income (expense), net	6	0.0%	31	0.3%	(25)	(80.6)%
Total other income and (expense)	$110	0.6%	$63	0.6%	$47	74.6%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2011 was 33.8% compared to the effective income tax rate of 31.0% for the three months ended March 31, 2010.   Our corporate tax rate is calculated on a consolidated basis.  We do not allocate our corporate costs to our subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. Other sources of capital include, but are not limited to, marketable securities and bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, debt service, and other cash requirements, such as dividends or acquisitions, for a minimum of the next 12 months.

As of March 31, 2011, we had $10.3 million in cash and cash equivalents and $20.5 million in marketable securities, totaling $30.8 million. Of this amount, $19.9 million is held by GPI SAS, $10.8 million is held by GPI USA and $0.1 million is held by GPI Asia. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, working capital (in thousands), and current ratio:

	March 31,	December 31,
	2011	2010	Period-to-Period Change
Cash and cash equivalents	$10,298	$11,400	$(1,102)	(9.7)%
Marketable securities	$20,489	$18,350	$2,139	11.7%
Working capital	$29,031	$26,757	$2,274	8.5%
Current ratio	2.4	2.3

At March 31, 2011, working capital totaled $29.0 million, an increase of $2.3 million, or 8.5%, compared to working capital of $26.8 million as of December 31, 2010. This increase is due to an increase in current assets of $2.5 million, offset by a decrease in current liabilities of $0.2 million.  The increase in current assets was due primarily to an increase in accounts receivable of $1.7 million and in increase in marketable securities of $2.1 million. The increase in accounts receivable as of March 31, 2011 compared to December 31, 2010 is due to higher sales in the first quarter of 2011 than in the fourth quarter of 2010.  The increase in marketable securities as of March 31, 2011 compared to December 31, 2010 is related to an increase of $1.6 million in certificates of deposit, $0.6 million in bond mutual funds, and a decrease of $0.1 million in term notes and term bonds in the first quarter of 2011.

Cash Flows (See Condensed Consolidated Statements of Cash Flow).  The following summarizes our cash flow (in thousands):

	Three Months Ended
	March 31,
	2011	2010	Period-to-Period Change

Operating activities	$209	$1,931	$(1,722)	(89.2)%
Investing activities	(1,356)	(275)	(1,081)	(393.1)%
Financing activities	(3)	(682)	679	99.6%
Effect of exchange rates	48	(25)	73	292.0%
Net change	$(1,102)	$949	$(2,051)	(216.1)%

Net cash provided by operations was $0.2 million during the three months ended March 31, 2011, a decrease of $1.7 million, compared to $1.9 million during the same period in 2010.  For the three months ended March 31, 2011, $2.4 million of cash was provided by net income and related reconciling adjustments; $1.3 million of cash was used by an increase in operating assets (excluding cash) and $0.8 million was used by a decrease in current liabilities.  For the three months ended March 31, 2010, $0.7 million of cash was provided by net income and related reconciling adjustments; $2.7 million was provided by a decrease in operating assets (excluding cash), primarily the decrease in accounts receivable; and $1.4 million was used by a decrease in current liabilities, primarily the decrease in customer deposits.

Our investing activities resulted in net cash used of $1.4 million during the three months ended March 31, 2011, an increase of  $1.1 million compared to net cash used by investing activities of $0.3 million during the same period in 2010. This increase in cash used in investing activities is attributable to an increase in net purchases of marketable securities of $0.8 million during the three months ended March 31, 2011 compared the same period in 2010.

Net cash used in financing activities was $3,000 during the three months ended March 31, 2011, a decrease of $0.7 million compared to net cash used in financing activities of $0.7 million during the same period in 2010. This decrease in cash used in financing activities was due to the early payoff a $0.7 million loan balance during the first three months of 2010.

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

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) to be repaid by July  2011 without prepayment penalty and at an interest rate equal to 50 basis points over the three-month Euro Interbank Offered Rate (EURIBOR). At March 31, 2011, the interest rate was 1.739% and the unpaid balance was 5.0 million euros (approximately $7.1 million). This loan is secured by 3.75 million euros in certificates of deposit held by GPI SAS that are due to mature in November 2011.

Seasonality. Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. History indicates that the first quarter is typically one of the lowest revenue quarters of the year, but the first quarter of 2011 was an exception due to higher deliveries of casino chips to an Asian casino that is scheduled to open in the second quarter. Also, our operations may be adversely affected in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

Las Vegas, Nevada Facilities.  In May 1997, we purchased our corporate headquarters, an approximately 60,000 square-foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse, and a graphics art department.

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

San Luis, Arizona Facilities.  In April 2010, we leased an approximately 7,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility.  This warehouse is leased through April 2012.

Beaune, France Facilities.  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building located nearby which we purchased in July 2006.

Macau S.A.R. China Facilities.  In December 2010, we leased an approximately 2,000 square-foot sales office in Macau S.A.R. China. This office is leased through January 2012.   In February 2011, we also leased a 7,600 square-foot warehouse in Macau S.A.R. China through February 2013.

Capital Expenditure.  We plan to purchase approximately $0.1 million in property, plant and equipment in the remainder of 2011.

Cash Dividend.  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2010.

Backlog.  At March 31 2011, our backlog of signed orders, which is expected to be filled in 2011, was $10.6 million, consisting of $1.7 million for GPI USA, $8.0 million for GPI SAS and $0.9 million for GPI Asia.  At March 31, 2010, our backlog of signed orders for 2010 was $9.1 million, consisting of $2.0 million for GPI USA and $7.1 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended March 31, 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors” of the Company’s Form 10-K for the period ended December 31, 2010.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2011, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 12, 2011	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer