Form 10-Q
period 2011-06-30
Gaming Partners International CORP
filed 2011-08-15
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2011 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,781	$11,400
Marketable securities	17,312	18,350
Accounts receivable, net	5,037	6,838
Inventories	8,905	7,160
Prepaid expenses	734	790
Deferred income tax asset	496	949
Other current assets	1,148	1,578
Total current assets	43,413	47,065
Property and equipment, net	12,646	11,926
Intangibles, net	723	782
Deferred income tax asset	1,512	1,108
Inventories, non-current	460	496
Other assets, net	435	430
Total assets	$59,189	$61,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$16	$6,696
Accounts payable	2,452	3,216
Accrued liabilities	6,217	6,204
Customer deposits and deferred revenue	4,634	3,919
Income taxes payable	221	273
Total current liabilities	13,540	20,308
Long-term debt	24	32
Deferred income tax liability	595	491
Other liabilities	45	41
Total liabilities	14,204	20,872
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,199,016 issued and outstanding	82	82
Additional paid-in capital	19,298	19,196
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	22,906	20,269
Accumulated other comprehensive income	2,895	1,584
Total stockholders' equity	44,985	40,935
Total liabilities and stockholders' equity	$59,189	$61,807

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$14,791	$19,906	$32,612	$30,851
Cost of revenues	10,180	11,321	21,750	18,595
Gross profit	4,611	8,585	10,862	12,256

Marketing and sales	1,213	1,190	2,410	2,275
General and administrative	2,293	2,842	4,845	5,437
Operating income	1,105	4,553	3,607	4,544
Other income and (expense)	121	92	231	155
Income before income taxes	1,226	4,645	3,838	4,699
Income tax provision	318	1,979	1,201	1,996
Net income	$908	$2,666	$2,637	$2,703

Earnings per share:
Basic	$0.11	$0.33	$0.32	$0.33
Diluted	$0.11	$0.32	$0.32	$0.33
Weighted-average shares of common stock outstanding:
Basic	8,199	8,199	8,199	8,199
Diluted	8,225	8,207	8,223	8,205

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$2,703	-	-	-	-	2,703	-	2,703
Unrealized gain on securities, net of tax	1	-	-	-	-	-	1	1
Stock compensation expense	-	-	-	108	-	-	-	108
Amortization of pension transition asset, net of tax	(5)	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	(3,117)	-	-	-	-	-	(3,117)	(3,117)
Total comprehensive loss	$(418)
Balance, June 30, 2010		8,199,016	$82	$19,093	$(196)	$20,049	$152	$39,180

Balance, January 1, 2011		8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	$2,637	-	-	-	-	2,637	-	2,637
Unrealized gain on securities, net of tax	9	-	-	-	-	-	9	9
Stock compensation expense	-	-	-	102	-	-	-	102
Amortization of pension transition asset, net of tax	(6)	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	1,308	-	-	-	-	-	1,308	1,308
Total comprehensive income	$3,948
Balance, June 30, 2011		8,199,016	$82	$19,298	$(196)	$22,906	$2,895	$44,985

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$2,637	$2,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,020	963
Amortization	123	39
Provision for bad debt	(17)	36
Deferred income taxes	3	554
Stock compensation expense	102	108
(Gain) loss on sale of property and equipment	(6)	30
(Gain) on sale of marketable securities	(13)	(32)
Change in operating assets and liabilities:
Accounts receivable	1,987	(3,068)
Inventories	(1,307)	1,375
Prepaid expenses and other current assets	683	468
Non-current other assets	20	(70)
Accounts payable	(928)	245
Customer deposits and deferred revenue	415	(1,190)
Accrued liabilities	(334)	948
Income taxes payable	(70)	(143)
Net cash provided by operating activities	4,315	2,966

Cash Flows from Investing Activities
Purchases of marketable securities	(12,681)	(8,153)
Proceeds from sale of marketable securities	15,075	7,571
Capital expenditures	(700)	(249)
Purchase of business assets	(718)	-
Proceeds from sales of property and equipment	27	3
Net cash provided by (used in) investing activities	1,003	(828)

Cash Flows from Financing Activities
Repayment of debt obligations	(7,021)	(744)
Net cash used in financing activities	(7,021)	(744)
Effect of exchange rate changes on cash	84	(122)
Net (decrease) increase in cash and cash equivalents	(1,619)	1,272
Cash and cash equivalents, beginning of period	11,400	3,238
Cash and cash equivalents, end of period	$9,781	$4,510

Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$11
Cash paid for income taxes, net of refunds	$1,400	$1,149
Supplemental disclosures of non-cash investing and financing activities
Accrued capital asset additions	$31	$68

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Organization and Nature of Business

 Gaming Partners International Corporation (“GPIC” or the “Company”) has three operating subsidiaries, Gaming Partners International USA, Inc. (“GPI USA”), Gaming Partners International SAS (“GPI SAS”), and Gaming Partners International Asia Limited (“GPI Asia”). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (“GPI Mexicana”), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant casino chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (“BG®”), and Bud Jones®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has administration and sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells our casino products to licensed casinos in the Americas. GPI SAS has a sales office in Beaune, France, and sells our casino products internationally to licensed casinos. In December 2010, the Company formed GPI Asia in Macau S.A.R., China to sell and provide services to our Asian customers and to manufacture our consumable gaming products locally. Most of our products are sold directly to end-users; however, in some regions of the world, such as South Africa, we sell through distributors.

Our business activities include the manufacture and supply of casino chips, table layouts, radio frequency identification device (“RFID”) solutions for casino currency, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps and roulette.

Significant Accounting Polices

Basis of Consolidation and Presentation.   The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.   These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2010.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Revenue recognition. For casino table game product sales, we record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectability is reasonably assured and, if required, acceptance is received from the customer. Shipping costs billed to our customers are reflected in revenues, with the related expense included in cost of revenues.

Starting in 2011, we sometimes enter into multiple-element arrangements with our customers to provide RFID solutions. Such transactions included deliverables, such as RFID equipment, installation and training services, embedded RFID software licenses, and limited software support services. In such arrangements, RFID equipment and embedded RFID software work together to deliver the functionality purchased by our customer.  Therefore, we apply the provisions of multiple elements-accounting to separate the deliverables and allocate the total arrangement consideration based upon relative estimated selling prices. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For RFID equipment and related services, revenue generally is recorded when all customer-defined acceptance criteria are satisfied. For RFID software support services, revenue generally is amortized over the one-year term of the support contract and, when customers renew their RFID software support services contract, we amortize the contract revenues over the term of the renewal period.

 Recently Issued Accounting Standards.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity.  The amendments require an OCI statement to be included with the statement of operations, which together will make a statement of total comprehensive income or separate from the statement of operations, but the two statements will have to appear consecutively within a financial report.  The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011.  The Company will adopt one of the two presentation options in its Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2012.

In October 2009, the FASB issued ASU No. 2009-14 to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  The revenue recognition policy included above reflects the adoption of the new guidance and adoption did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  The revenue recognition policy included above reflects the adoption of the new guidance, adoption did not have a material impact on our condensed consolidated financial statements.

Note 2. Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (“OMC”), a private French-based manufacturer of high-quality plastic injection molds. The acquisition is part of the Company's overall acquisition strategy to use its cash position to acquire companies, products, or technologies that enable it to diversify and grow its product and service offerings. The Company completed the acquisition of OMC on April 6, 2011 for a total cash consideration of $0.7 million.We did not present pro forma results of operations, actual results of operations from the acquisition date through June 30, 2011, or other disclosure because, the acquisition was not material. The consolidated statement of operations for the period ended June 30, 2011 includes the results of OMC from the acquisition date.

Note 3.  Marketable Securities

Available for sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	June 30, 2011			December 31, 2010
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$15,869	$-	$15,869	$15,817	$-	$15,817
Bond mutual funds	626	-	626	1,336	-	1,336
Term bonds	253	(14)	239	686	(23)	663
Term notes	578	-	578	534	-	534
Total marketable securites	$17,326	$(14)	$17,312	$18,373	$(23)	$18,350

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

Note 4.  Allowance for Doubtful Accounts

The allowance for doubtful accounts consists of the following (in thousands):

	Beginning Balance	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
June 30, 2011	$208	$(17)	$-	$8	$199

December 31, 2010	$220	$96	$(69)	$(39)	$208

Note 5.  Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$4,476	$4,611
Work in progress	2,378	1,713
Finished goods	2,511	1,332
Total inventories	$9,365	$7,656

At June 30, 2011 and December 31, 2010, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year.  The classification of our inventories on our balance sheets is as follows (in thousands):

	June 30, 2011	December 31, 2010
Current	$8,905	$7,160
Non-current	460	496
Total inventories	$9,365	$7,656

 Note 6.  Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Land	$1,807	$1,782
Buildings and improvements	9,007	8,618
Furniture and equipment	19,877	18,180
Vehicles	519	511
	31,210	29,091
Less accumulated depreciation	(18,564)	(17,165)
Property and equipment, net	$12,646	$11,926

Depreciation expense for the three months ended June 30, 2011 and 2010 was $537,000 and $478,000, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $1,020,000 and $963,000, respectively.

Note 7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(615)	$75	$690	$(609)	$81	13-14
Trademark	620	(118)	502	620	(94)	526	12
Licenses	225	(125)	100	225	(50)	175	1-3
Other intangibles	72	(26)	46	-	-	-	5
Total intangible assets	$1,607	$(884)	$723	$1,535	$(753)	$782

In August 2010, the Company licensed certain RFID intellectual property and purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems.  In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the three months ended June 30, 2011 and 2010 was $52,000 and $16,000, respectively.  Amortization expense for intangible assets for the six months ended June 30, 2011 and 2010 was $123,000 and $31,000, respectively.

Note 8.  Commitments and Contingencies

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

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS related to his termination of employment in November 2010.  The complaint seeks damages of 600,000 euros (approximately $870,000 at June 30, 2011) for unfair dismissal, 2,500 euros (approximately $3,600 at June 30, 2011) for legal fees, and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three-month-notice period in which they continue to be paid.  The Company has engaged counsel and will vigorously defend the matter.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute gaming chips, RFID equipment and software worldwide under patents for a gaming chip tracking system and method that utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015.  Minimum net annual royalty payments are $375,000, of which $125,000 is required to be made annually by GPIC over the remaining life of the exclusive patent license agreements.

We purchase certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $300,000 during the remaining life of the contract.

Note 9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation	$2,895	$1,587
Unrealized (loss) on securities, net of tax	(14)	(23)
Unrecognized pension transition asset, net of tax	14	20
Total accumulated other comprehensive income	$2,895	$1,584

Note 10.  Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment—casino table game equipment products and chip authentication software. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit.

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	June 30,
	2011		2010
Revenues
Asia (1)	$6,934	46.9%	$6,743	33.9%
United States	6,070	41.0%	11,356	57.0%
Europe (includes Russia)	841	5.7%	952	4.8%
Other (2)	946	6.4%	855	4.3%
Total	$14,791	100.0%	$19,906	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

	Six Months Ended
	June 30,
	2011		2010
Revenues
Asia (1)	$18,372	56.4%	$10,777	34.9%
United States	10,905	33.4%	16,680	54.1%
Europe (includes Russia)	1,594	4.9%	1,921	6.2%
Other (2)	1,741	5.3%	1,473	4.8%
Total	$32,612	100.0%	$30,851	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

The following tables present our net sales by product (in thousands):

	Three Months Ended
	June 30,
	2011		2010
Casino chips:
American-style casino chips	$5,169	35.1%	$10,523	52.8%
European-style casino chips	3,997	27.0%	1,767	8.9%
Total casino chips	9,166	62.1%	12,290	61.7%

Playing cards	1,262	8.5%	1,266	6.4%
Table layouts	1,058	7.2%	1,213	6.1%
RFID solutions	965	6.5%	-	0.0%
Table accessories and other products	720	4.8%	1,612	8.1%
Dice	582	3.9%	550	2.8%
Gaming furniture	579	3.9%	2,229	11.2%
Shipping	459	3.1%	746	3.7%
Total	$14,791	100.0%	$19,906	100.0%

	Six Months Ended
	June 30,
	2011		2010
Casino chips:
American-style casino chips	$11,577	35.4%	$15,857	51.2%
European-style casino chips	10,971	33.6%	3,661	11.9%
Total casino chips	22,548	69.0%	19,518	63.1%

Playing cards	2,597	8.0%	2,432	7.9%
Table layouts	2,041	6.3%	2,209	7.2%
RFID solutions	1,074	3.3%	-	0.0%
Table accessories and other products	1,341	4.1%	2,091	6.8%
Dice	1,100	3.4%	1,034	3.4%
Gaming furniture	998	3.1%	2,500	8.1%
Shipping	913	2.8%	1,067	3.5%
Total	$32,612	100.0%	$30,851	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	June 30, 2011	December 31, 2010
Property and equipment, net:
France	$6,197	$5,495
United States	3,570	3,484
Mexico	2,809	2,947
Macau S.A.R. China	70	-
Total	$12,646	$11,926

The following table represents our intangible assets by geographic area (in thousands):

	June 30, 2011	December 31, 2010
Intangibles, net:
United States	$677	$782
France	46	-
Total	$723	$782

Note 11.  Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average number of common shares outstanding - basic	8,199	8,199	8,199	8,199
Potential dilution from stock options	26	8	24	6
Weighted-average number of common shares outstanding - diluted	8,225	8,207	8,223	8,205

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, Risk Factors, of the Company’s Form 10-K for the period ended December 31, 2010.

For a Company overview and information on our products as well as general information, see Part I—Item 1. Business, of the Company’s Form 10-K for the period ended December 31, 2010.

Overview of our Business

We manufacture and supply casino chips under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, (including low-and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low-and high-frequency RFID chip readers, antennas, chip authentication software and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•
GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line, with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also hold inventory at a warehouse in San Luis, Arizona and at our Las Vegas, Nevada headquarters.

•
GPI SAS sells internationally out of Beaune, France, with most sales in Europe and Asia. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•
GPI Asia, formed in December 2010, currently sells and services RFID solutions for the gaming industry in the Asia Pacific region, but will eventually market substantially all of our product lines in the Asia Pacific casino market, with such products being manufactured in our plants in France and Mexico, as well as in our new warehouse and manufacturing facility in Macau S.A.R., which we leased in February 2011.  Due to increased demand for our chip, plaque and jeton, and RFID solution product lines in Asia, we have delayed the initiation of layout manufacturing in Macau, which was anticipated to commence in 2011.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at June 30, 2011 and 2010, respectively, was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
June 30, 2011	$5.3	$8.5	$0.3	$14.1
June 30, 2010	$4.7	$5.6	$-	$10.3

In addition, and not included in the above backlog, we recently secured an order totaling nearly $3 million to supply gaming chips and plaques for the Sands Cotai Central Project Parcels 5 and 6 in Macau in 2012.

Overview of our Industry

In the global gaming industry, Asia continues to represent positive growth opportunities for gaming suppliers, as its quarterly revenues consistently reflect solid patron visit growth, expansions, and periodic openings like the Galaxy Macau Casino in the second quarter of 2011.  Macau is the world’s largest gaming market, while other countries, like Singapore and the Philippines, have also provided significant opportunities for sales.  In the second quarter of 2011, we made significant chip sales to Sociedade de Jogos de Macau S.A. (“SJM”) and Resorts World Sentosa in Singapore.

Additionally, we expanded our world-wide RFID solutions business for the gaming industry by selling RFID hardware and software to the Galaxy Macau Casino and by assuming related software maintenance activity.  These RFID solution sales involve combinations of the sale of RFID chip readers and antennas, the license of chip authentication software, and the provision of software maintenance services by sales and service staff operating out of Las Vegas and our newly-opened Macau office.

In the Americas and Europe, our growth prospects and product replacement cycles have slowed with overall and gaming industry economic conditions, with the notable exception of the opening of casinos in Pennsylvania, Delaware, and West Virginia in mid-2010. Consequently, sales of certain products we sell in the Americas, like American- style chips, furniture, accessories, and layouts, decreased between 2010 and 2011, however, card and dice sales increased because of competitive pricing.

Financial and Operational Highlights

For the second quarter of 2011, our revenues were $14.8 million, a decrease of $5.1 million, or 25.7%, compared to revenues of $19.9 million for the same period of 2010.  Our net income for the second quarter of 2011 was $0.9 million, compared to net income of $2.7 million for the same period in 2010.  This year-over-year decline in our quarterly operating results was mainly due to a decrease in revenues and gross margin, primarily relating to significant sales volume and mix differences in the second quarter of 2010 to casinos in Pennsylvania, Delaware, and West Virginia.

For the first six months of 2011, our revenues were $32.6 million, an increase of $1.7 million, or 5.7%, compared to revenues of $30.9 million for the same period of 2010. Our net income for the first six months of 2011 was $2.6 million, compared to net income of $2.7 million for the same period of 2010.

Looking Forward

Given the expected timing of casino openings and our sales backlog, revenues and earnings in the second half of 2011 may not reach the same levels that we saw in the first half of 2011 or in the second half of 2010.  We are also actively seeking strategic business acquisitions and partnerships that will complement our current product offerings.

Other Matters

In April 2011, we purchased certain assets of OMC SARL and its subsidiary OMC Industries (“OMC”), a private French-based manufacturer of high-quality plastic injection molds. The acquisition is part of our overall acquisition strategy to use our cash position to acquire companies, products, or technologies that enable us to diversify and grow our product and service offerings. We completed the acquisition of OMC on April 6, 2011 for a total cash consideration of $0.7 million.

GPI SAS uses the euro as its functional currency.  At June 30, 2011 and December 31, 2010, the US dollar to euro exchange rates were $1.4453 and $1.3362 to one euro, respectively, which represents an 8.2% weaker dollar compared to the euro. The average exchange rates for the six months ended June 30, 2011 and June 30, 2010 were $1.4028 and $1.3301 to one euro, respectively, which represents a 5.5% weaker dollar compared to the euro.  This weakening of the dollar compared to the euro for the first six months of 2011 resulted in an increase in foreign currency translation in other comprehensive income in the balance sheet to $2,895,000 at June 30, 2011 from $1,587,000 at December 31, 2010.

GPI Mexicana uses the US dollar as its functional currency. The average exchange rates for the six months ended June 30, 2011 and 2010 were 11.9098 and 12.7221 pesos to one US dollar, respectively, which represent a 6.4% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had an unfavorable impact of $0.2 million for the second quarter as our manufacturing costs were increased.

GPI Asia uses the US dollar as its functional currency. At December 31, 2010, we had determined that the Macanese pataca was the functional currency.  However, upon further analysis, we determined that the US dollar would be more appropriate as the functional currency. The average exchange rate for the six months ended June 30, 2011 was 7.8758 Macanese patacas to one US dollar.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues (in thousands):

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Revenues	$14,791	100.0%	$19,906	100.0%	$(5,115)	(25.7)%
Cost of revenues	10,180	68.8%	11,321	56.9%	(1,141)	(10.1)%
Gross profit	4,611	31.2%	8,585	43.1%	(3,974)	(46.3)%
Selling, general and administrative	3,506	23.7%	4,032	20.3%	(526)	(13.0)%
Operating income	1,105	7.5%	4,553	22.8%	(3,448)	(75.7)%
Other income and (expense)	121	0.8%	92	0.5%	29	31.5%
Income before income taxes	1,226	8.3%	4,645	23.3%	(3,419)	(73.6)%
Income tax provision	318	2.1%	1,979	9.9%	(1,661)	(83.9)%
Net income	$908	6.2%	$2,666	13.4%	$(1,758)	(65.9)%

	Six Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Revenues	$32,612	100.0%	$30,851	100.0%	$1,761	5.7%
Cost of revenues	21,750	66.7%	18,595	60.3%	3,155	17.0%
Gross profit	10,862	33.3%	12,256	39.7%	(1,394)	(11.4)%
Selling, general and administrative	7,255	22.3%	7,712	25.0%	(457)	(5.9)%
Operating income	3,607	11.0%	4,544	14.7%	(937)	(20.6)%
Other income and (expense)	231	0.7%	155	0.5%	76	49.0%
Income before income taxes	3,838	11.7%	4,699	15.2%	(861)	(18.3)%
Income tax provision	1,201	3.7%	1,996	6.5%	(795)	(39.8)%
Net income	$2,637	8.0%	$2,703	8.7%	$(66)	(2.4)%

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Revenues
Asia (1)	$6,934	46.9%	$6,743	33.9%	$191	2.8%
United States	6,070	41.0%	11,356	57.0%	(5,286)	(46.5)%
Europe (includes Russia)	841	5.7%	952	4.8%	(111)	(11.7)%
Other (2)	946	6.4%	855	4.3%	91	10.6%
Total	$14,791	100.0%	$19,906	100.0%	$(5,115)	(25.7)%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

	Six Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Revenues
Asia (1)	$18,372	56.4%	$10,777	34.9%	$7,595	70.5%
United States	10,905	33.4%	16,680	54.1%	(5,775)	(34.6)%
Europe (includes Russia)	1,594	4.9%	1,921	6.2%	(327)	(17.0)%
Other (2)	1,741	5.3%	1,473	4.8%	268	18.2%
Total	$32,612	100.0%	$30,851	100.0%	$1,761	5.7%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

The following tables detail the Company’s revenues by product line (in thousands):

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Casino chips:
American-style casino chips	$5,169	35.1%	$10,523	52.8%	$(5,354)	(50.9)%
European-style casino chips	3,997	27.0%	1,767	8.9%	2,230	126.2%
Total casino chips	9,166	62.1%	12,290	61.7%	(3,124)	(25.4)%

Playing cards	1,262	8.5%	1,266	6.4%	(4)	(0.3)%
Table layouts	1,058	7.2%	1,213	6.1%	(155)	(12.8)%
RFID solutions	965	6.5%	-	0.0%	965	0.0%
Table accessories and other products	720	4.8%	1,612	8.1%	(892)	(55.3)%
Dice	582	3.9%	550	2.8%	32	5.8%
Gaming furniture	579	3.9%	2,229	11.2%	(1,650)	(74.0)%
Shipping	459	3.1%	746	3.7%	(287)	(38.5)%
Total	$14,791	100.0%	$19,906	100.0%	$(5,115)	(25.7)%

	Six Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Casino chips:
American-style casino chips	$11,577	35.4%	$15,857	51.2%	$(4,280)	(27.0)%
European-style casino chips	10,971	33.6%	3,661	11.9%	7,310	199.7%
Total casino chips	22,548	69.0%	19,518	63.1%	3,030	15.5%

Playing cards	2,597	8.0%	2,432	7.9%	165	6.8%
Table layouts	2,041	6.3%	2,209	7.2%	(168)	(7.6)%
RFID solutions	1,074	3.3%	-	0.0%	1,074	0.0%
Table accessories and other products	1,341	4.1%	2,091	6.8%	(750)	(35.9)%
Dice	1,100	3.4%	1,034	3.4%	66	6.4%
Gaming furniture	998	3.1%	2,500	8.1%	(1,502)	(60.1)%
Shipping	913	2.8%	1,067	3.5%	(154)	(14.4)%
Total	$32,612	100.0%	$30,851	100.0%	$1,761	5.7%

Revenues. For the three months ended June 30, 2011, revenues were $14.8 million, a decrease of $5.1 million, or 25.7%, compared to revenues of $19.9 million during the same period in 2010. This decrease was due primarily to the significant sales in all products lines previously recorded in the second quarter of 2010 to casinos in Pennsylvania, Delaware, and West Virginia, offset by the recognition of $1.0 million in revenue from the completion of the Company’s first RFID solutions installation and expanded software maintenance related activity.

For the six months ended June 30, 2011, revenues were $32.6 million, an increase of $1.7 million, or 5.7%, compared to revenues of $30.9 million during the same period in 2010.  This increase in revenues for the first six months of 2011 was due primarily to an increase of $3.0 million in sales of casino chips, including to the Galaxy Macau and SJM casinos in Macau and $1.0 million in revenue recognized in May 2011 from the installation of RFID solutions at the Galaxy Macau casino, offset by a decrease of $2.3 million in sales of furniture, accessories, and layouts in the Americas.

Cost of Revenues. For the three months ended June 30, 2011, cost of revenues was $10.2 million, a decrease of $1.1 million, or 10.1%, compared to cost of revenues of $11.3 million for the three months ended June 30, 2010.  As a percentage of revenues, the cost of revenues increased to 68.8% for the second quarter in 2011 from 56.9% for the same period in 2010.

For the six months ended June 30, 2011, cost of revenues was $21.8 million, an increase of $3.2 million, or 17.0%, compared to cost of revenues of $18.6 million for the six months ended June 30, 2010.  As a percentage of revenues, the cost of revenues increased to 66.7% for the first six months of 2011 from 60.3% for the first six months of 2010.

Gross Profit.  For the three months ended June 30, 2011, gross profit was $4.6 million, a decrease of $4.0 million, or 46.3%, compared to gross profit of $8.6 million for the three months ended June 30, 2010. As a percentage of revenues, our gross margin decreased from 43.1% to 31.2%.  The gross margin percentage decrease was primarily driven by lower unit sales pricing in our casino chip line due to a shift in sales mix, as well as decreased sales in furniture and accessories, which caused fixed manufacturing costs to be allocated over lower production volumes.

For the six months ended June 30, 2011, gross profit was $10.9 million, a decrease of $1.4 million, or 11.4%, compared to gross profit of $12.3 million for the six months ended June 30, 2010. As a percentage of revenues, our gross margin decreased from 39.7% to 33.3%.  This gross margin percentage decrease was driven by a shift in sales mix in 2011 towards lower margin product lines.

Selling, General, and Administrative Expenses.   The following tables detail the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period Change

Marketing and sales	$1,213	8.2%	$1,190	6.0%	$23	1.9%
General and administrative	2,293	15.5%	2,842	14.3%	(549)	(19.3)%
Total selling, general and administrative expenses	$3,506	23.7%	$4,032	20.3%	$(526)	(13.0)%

For the three months ended June 30, 2011, selling, general and administrative expenses were $3.5 million, a decrease of $0.5 million, or 13.1%, compared to selling, general and administrative expenses of $4.0 million for the three months ended June 30, 2010.  Selling, general and administrative expenses increased as a percent of revenue to 23.7% for the three months ended June 30, 2011 from 20.3% for the same period in 2010.  Marketing and sales expenses increased primarily due to $0.2 million of additional personnel costs and $0.1 million of additional advertising costs.  The decrease in general and administrative expenses was primarily due to a decrease of $0.2 million in bonuses, $0.1 million in compensation, $0.1 million in bad debt expense, and $0.1 million in legal expenses.

	Six Months Ended
	June 30,
	2011		2010		Period-to-Period Change

Marketing and sales	$2,410	7.4%	$2,275	7.4%	$135	5.9%
General and administrative	4,845	14.9%	5,437	17.6%	(592)	(10.9)%
Total selling, general and administrative expenses	$7,255	22.3%	$7,712	25.0%	$(457)	(5.9)%

For the six months ended June 30, 2011, selling, general and administrative expenses were $7.3 million, a decrease of $0.4 million, or 5.9%, compared to selling, general and administrative expenses of $7.7 million for the six months ended June 30, 2010.  The decrease in selling, general and administrative expenses was primarily due to a year-over-year decrease in legal expenses, which included $0.4 million in legal costs in 2010 related to the Sibel lawsuit settlement.  Additionally, compensation and bonuses decreased $0.2 million for the first six months of 2011 compared to the first six months of 2010.

 Other Income and (Expense). The following tables detail the Other Income and (Expense) items (in thousands):

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Interest income	$117	0.8%	$73	0.4%	$44	60.3%
Interest expense	(24)	(0.2)%	(2)	0.0%	(22)	(1,100.0)%
Gain on foreign currency transactions	19	0.1%	17	0.1%	2	-
Other income, net	9	0.1%	4	0.0%	5	125.0%
Total other income and (expense)	$121	0.8%	$92	0.5%	$29	31.5%

	Six Months Ended
	June 30,
	2011		2010		Period-to-Period Change
Interest income	$240	0.8%	$128	0.4%	$112	87.5%
Interest expense	(53)	(0.2)%	(11)	0.0%	(42)	(381.8)%
Gain on foreign currency transactions	29	0.1%	3	0.0%	26	866.7%
Other income, net	15	0.0%	35	0.1%	(20)	(57.1)%
Total other income and (expense)	$231	0.7%	$155	0.5%	$76	49.0%

Income Taxes.   Our effective income tax rate for the three months ended June 30, 2011 was 25.9% compared to the effective income tax rate of 42.6% for the three months ended June 30, 2010.  Our effective income tax rate for the six months ended June 30, 2011 was 31.3% compared to 42.5% for the same period of 2010.  Our effective tax rate for the six months ended June 30, 2011 differed from the statutory rate as a result of the benefit from a research credit from our French subsidiary, GPI SAS.   Our effective tax rate for the six months ended June 30, 2010 differed from the statutory rate as a result of a decrease in tax basis of certain intangible assets, netted with the benefit from the research credit from GPI SAS.

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

At June 30, 2011, we had $9.8 million in cash and cash equivalents and $17.3 million in marketable securities, totaling $27.1 million. Of this amount, $16.4 million is held by GPI SAS, $10.6 million is held by GPI USA, and $0.1 million is held by GPI Asia. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is restricted due to unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), marketable securities (in thousands), working capital (in thousands), and current ratio:

	June 30,	December 31,
	2011	2010	Period-to-Period Change
Cash and cash equivalents	$9,781	$11,400	$(1,619)	(14.2)%
Marketable securities	$17,312	$18,350	$(1,038)	(5.7)%
Working capital	$29,873	$26,757	$3,116	11.6%
Current ratio	3.2	2.3

At June 30, 2011, working capital totaled $29.9 million, an increase of $3.1 million, or 11.6%, compared to working capital of $26.8 million as of December 31, 2010. This increase is due primarily to a decrease in current assets of $3.7 million, offset by a decrease in liabilities of $6.8 million.  The decrease in current assets was due primarily to a decrease in accounts receivable of $1.8 million and a decrease in cash and cash equivalents of $1.6 million. The decrease in accounts receivable as of June 30, 2011 compared to December 31, 2010 is due to lower sales at the end of the second quarter of 2011 than at the end of the fourth quarter of 2010.  The decrease in cash and cash equivalents as of June 30, 2011 compared to December 31, 2010 is primarily due to the payoff by GPI SAS of its $7.0 million loan in June 2011.

Cash Flows (See Condensed Consolidated Statements of Cash Flow).  The following summarizes our cash flow (in thousands):

	Six Months Ended
	June 30,
	2011	2010	Period-to-Period Change

Operating activities	$4,315	$2,966	$1,349	45.5%
Investing activities	1,003	(828)	1,831	221.1%
Financing activities	(7,021)	(744)	(6,277)	(843.7)%
Effect of exchange rates	84	(122)	206	168.9%
Net change	$(1,619)	$1,272	$(2,891)	(227.3)%

Net cash provided by operations was $4.3 million during the six months ended June 30, 2011, an increase of $1.3 million, compared to $3.0 million during the same period in 2010.  For the six months ended June 30, 2011, $3.8 million of cash was provided by net income and related reconciling adjustments; $1.3 million of cash was provided by an increase in operating assets (excluding cash); and $0.9 million was used by a decrease in current liabilities. For the six months ended June 30, 2010, $4.4 million of cash was provided by net income and related reconciling adjustments; $1.3 million was used by an increase in operating assets (excluding cash), primarily the increase in accounts receivable; and $0.1 million was used by a decrease in current liabilities, primarily the increase in accounts payable and accruals, offset by a decrease in customer deposits.

Our investing activities resulted in net cash provided of $1.0 million during the six months ended June 30, 2011, an increase of  $1.8 million compared to net cash used by investing activities of $0.8 million during the same period in 2010. This increase in cash provided by investing activities is primarily attributable to an increase in net sales of marketable securities of $2.4 million during the six months ended June 30, 2011, compared to the same period in 2010, offset by the $0.7 million acquisition of assets from OMC, a French tool maker, by GPI SAS in April 2011.

Net cash used in financing activities was $7.0 million during the six months ended June 30, 2011, an increase of $6.3 million compared to net cash used in financing activities of $0.7 million during the same period in 2010. This decrease in cash used in financing activities was due to the early payoff a $7.0 million loan balance at GPI SAS in June 2010.

Long-Term Debt.  In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank.  The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France.  In April 2010, this loan was paid in full.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) from a French bank. The loan had a five-year term at a fixed rate of 3.4% per annum. The loan was repayable in fixed quarterly installments of principal and interest.  In March 2010, this loan was paid in full.

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) without prepayment penalty and at an interest rate equal to 50 basis points over the three-month Euro Interbank Offered Rate (“EURIBOR”). In June 2011, this loan was paid in full.

Seasonality. Seasonality is difficult to determine due to the significant revenue fluctuations we experience on a quarterly basis. History indicates that the first quarter is typically one of the lowest revenue quarters of the year, but the first quarter of 2011 was an exception due to higher deliveries of casino chips to an Asian casino that was scheduled to open in the second quarter. Also, our operations may be adversely affected in the third quarter of each year as GPI SAS is closed for a substantial part of the month of August due to the traditional French holiday period.

Las Vegas, Nevada Facilities.  In May 1997, we purchased our corporate headquarters, an approximately 60,000 square-foot building. This facility houses the Las Vegas corporate and sales offices, as well as a centralized warehouse and a graphics art department.

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

Beaune, France Facilities.  In Beaune, we own an approximately 34,000 square-foot manufacturing facility and a 15,000 square-foot administrative and sales building located nearby which we purchased in July 2006.  Following the acquisition of certain assets from OMC in April 2011, the Company leased an approximately 5,200 square-foot manufacturing facility in Beaune, France through April 2017. The lessor of this facility was the owner of OMC and is a current employee.

Macau S.A.R., China Facilities.  In December 2010, we leased an approximately 2,000 square-foot sales office in Macau S.A.R., China. This office is leased through January 2012.   In February 2011, we also leased a 7,600 square-foot warehouse in Macau S.A.R., China through February 2013.

Capital Expenditure.  We plan to purchase approximately $0.3 million in property, plant, and equipment during the remainder of 2011.

Cash Dividend.  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2010.

Backlog.  At June 30, 2011, our backlog of signed orders, which is expected to be filled in 2011, was $14.1 million, consisting of $5.3 million for GPI USA, $8.5 million for GPI SAS, and $0.3 million for GPI Asia.  At June 30, 2010, our backlog of signed orders for 2010 was $10.3 million, consisting of $4.7 million for GPI USA and $5.6 million for GPI SAS.

In addition, and not included in the above backlog, we recently secured an order totaling nearly $3 million to supply gaming chips and plaques for the Sands Cotai Central Project Parcels 5 and 6 in Macau in 2012.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended June 30, 2011.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, potential acquisitions, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and the ability of the Company to capitalize on any such growth opportunities.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors”, of the Company’s Form 10-K for the period ended December 31, 2010.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2011, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 RESERVED

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL  information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 15, 2011	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer