Form 10-Q
period 2011-09-30
Gaming Partners International CORP
filed 2011-11-10
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2011 was 8,199,016 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,521	$11,400
Marketable securities	16,635	18,350
Accounts receivable, net	5,115	6,838
Inventories	7,973	7,160
Prepaid expenses	1,028	790
Deferred income tax asset	536	949
Other current assets	2,285	1,578
Total current assets	42,093	47,065
Property and equipment, net	11,857	11,926
Intangibles, net	675	782
Deferred income tax asset	1,279	1,108
Inventories, non-current	304	496
Other assets, net	387	430
Total assets	$56,595	$61,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$17	$6,696
Accounts payable	2,943	3,216
Accrued liabilities	5,464	6,204
Customer deposits and deferred revenue	3,136	3,919
Income taxes payable	173	273
Total current liabilities	11,733	20,308
Long-term debt	19	32
Deferred income tax liability	564	491
Other liabilities	42	41
Total liabilities	12,358	20,872
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding
Common stock, authorized 30,000,000 shares, $.01 par value,
8,199,016 issued and outstanding	82	82
Additional paid-in capital	19,360	19,196
Treasury stock, at cost; 8,061 shares	(196)	(196)
Retained earnings	23,383	20,269
Accumulated other comprehensive income	1,608	1,584
Total stockholders' equity	44,237	40,935
Total liabilities and stockholders' equity	$56,595	$61,807

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$13,834	$12,383	$46,446	$43,235
Cost of revenues	9,596	8,319	31,347	26,914
Gross profit	4,238	4,064	15,099	16,321

Marketing and sales	1,194	1,088	3,604	3,363
General and administrative	2,587	1,899	7,432	7,336
Operating income	457	1,077	4,063	5,622
Other income and (expense)	125	75	357	229
Income before income taxes	582	1,152	4,420	5,851
Income tax provision	105	391	1,306	2,387
Net income	$477	$761	$3,114	$3,464

Earnings per share:
Basic	$0.06	$0.09	$0.38	$0.42
Diluted	$0.06	$0.09	$0.38	$0.42
Weighted-average shares of common stock outstanding:
Basic	8,199	8,199	8,199	8,199
Diluted	8,234	8,207	8,226	8,205

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

							Accumulated
		Common Stock		Additional			Other
	Comprehensive			Paid-In	Treasury	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$3,464	-	-	-	-	3,464	-	3,464
Unrealized gain on securities, net of tax	2	-	-	-	-	-	2	2
Stock compensation expense	-	-	-	162	-	-	-	162
Amortization of pension transition asset, net of tax	(9)	-	-	-	-	-	(9)	(9)
Foreign currency translation adjustment	(979)	-	-	-	-	-	(979)	(979)
Total comprehensive loss	$2,478
Balance, September 30, 2010		8,199,016	$82	$19,147	$(196)	$20,810	$2,287	$42,130

Balance, January 1, 2011		8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	$3,114	-	-	-	-	3,114	-	3,114
Unrealized gain on securities, net of tax	22	-	-	-	-	-	22	22
Stock compensation expense	-	-	-	164	-	-	-	164
Amortization of pension transition asset, net of tax	(9)	-	-	-	-	-	(9)	(9)
Foreign currency translation adjustment	11	-	-	-	-	-	11	11
Total comprehensive income	$3,138
Balance, September 30, 2011		8,199,016	$82	$19,360	$(196)	$23,383	$1,608	$44,237

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$3,114	$3,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,563	1,442
Amortization	176	46
Provision for bad debt	91	106
Deferred income taxes	335	523
Stock compensation expense	164	162
(Gain) loss on sale of property and equipment	(7)	(5)
(Gain) on sale of marketable securities	(37)	(34)
Impairment of goodwill and intangibles	-	8
Change in operating assets and liabilities:
Accounts receivable	1,690	1,457
Inventories	(462)	982
Prepaid expenses and other current assets	(947)	150
Non-current other assets	63	(92)
Accounts payable	(302)	(305)
Customer deposits and deferred revenue	(899)	(2,252)
Accrued liabilities	(793)	536
Income taxes payable	(118)	(359)
Net cash provided by operating activities	3,631	5,829

Cash Flows from Investing Activities
Purchases of marketable securities	(16,615)	(13,885)
Proceeds from sale of marketable securities	18,697	12,398
Capital expenditures	(886)	(828)
Purchase of business assets	(718)	-
Proceeds from sales of property and equipment	28	49
Net cash provided by (used in) investing activities	506	(2,266)

Cash Flows from Financing Activities
Repayment of debt obligations	(7,046)	(740)
Net cash used in financing activities	(7,046)	(740)
Effect of exchange rate changes on cash	30	(10)
Net (decrease) increase in cash and cash equivalents	(2,879)	2,813
Cash and cash equivalents, beginning of period	11,400	3,238
Cash and cash equivalents, end of period	$8,521	$6,051

Supplemental disclosures of cash flow information:
Cash paid for interest	$47	$14
Cash paid for income taxes, net of refunds	$1,862	$1,786
Supplemental disclosures of non-cash investing and financing activities
Accrued capital asset additions	$-	$10

See notes to unaudited condensed consolidated financial statements.

GAMING PARTNERS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.   Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (“GPIC” or “the Company”) has three operating subsidiaries, Gaming Partners International USA, Inc. (“GPI USA”), Gaming Partners International SAS (“GPI SAS”), and Gaming Partners International Asia Limited (“GPI Asia”). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (“GPI Mexicana”), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant casino chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (“BG®”), and Bud Jones®.  GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

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

Starting in 2011, we enter into multiple-element arrangements with our customers to provide RFID solutions. Such transactions may include deliverables such as RFID equipment, installation and training services, embedded RFID software licenses, and limited software support services. In such arrangements, RFID equipment and embedded RFID software work together to deliver the functionality purchased by our customer.  Therefore, we apply the provisions of multiple-elements accounting to separate the deliverables and allocate the total arrangement consideration based upon relative estimated selling prices. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For RFID equipment and related services, revenue generally is recorded when all customer-defined acceptance criteria are satisfied. For RFID software support services, revenue generally is amortized over the term of the support contract.

Recently Issued Accounting Standards.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 provides two options for presenting other comprehensive income (“OCI”), which previously has typically been placed near the statement of equity.  The amendments require an OCI statement to be included with the statement of operations, which together will make a statement of total comprehensive income or separate from the statement of operations, but the two statements will have to appear consecutively within a financial report.  The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011, but early adoption is permitted.  Upon adoption, the Company will use one of the two presentation options.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements, will be effective for fiscal quarters and years beginning on or after December 15, 2011, and is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  Our revenue recognition policy included reflects the adoption of the new guidance, and adoption did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  Our revenue recognition policy included reflects the adoption of the new guidance, and the adoption did not have a material impact on our condensed consolidated financial statements.

Note 2.   Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (“OMC”), a private French-based manufacturer of high-quality plastic injection molds. The acquisition is part of the Company's overall acquisition strategy to use its cash position to acquire companies, products, or technologies that enable it to diversify and grow its product and service offerings. The Company completed the acquisition of OMC on April 6, 2011 for a total cash consideration of $0.7 million.   We did not present pro forma results of operations, actual results of operations from the acquisition date through September 30, 2011, or other disclosure, because the acquisition was not material. The consolidated statement of operations for the period ended September 30, 2011 includes the results of OMC from the acquisition date.

Note 3.   Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world.  The following summarizes the geographic location of our holdings (in thousands):

	September 30, 2011			December 31, 2010
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

France	$697	$14,017	$14,714	$710	$17,332	$18,042
United States	6,257	2,618	8,875	10,690	1,018	11,708
Macau S.A.R., China	1,567	-	1,567	-	-	-
	$8,521	$16,635	$25,156	$11,400	$18,350	$29,750

Available for sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	September 30, 2011			December 31, 2010
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$15,467	$-	$15,467	$15,817	$-	$15,817
Bond mutual funds	548	-	548	1,336	-	1,336
Term bonds	621	(1)	620	686	(23)	663
Term notes	-	-	-	534	-	534
Total marketable securites	$16,636	$(1)	$16,635	$18,373	$(23)	$18,350

We present our marketable securities at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities are Level 1 financial instruments, with asset values recorded at quoted prices in active markets for identical assets.

Note 4.   Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2011 we had two customers that individually accounted for 12% and 11% of our accounts receivable balance.  At December 31, 2010 we had two customers that individually accounted for 23% and 12% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Beginning Balance	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
September 30, 2011	$208	$91	$-	$(2)	$297

December 31, 2010	$220	$96	$(69)	$(39)	$208

Note 5.  Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$3,995	$4,611
Work in progress	1,863	1,713
Finished goods	2,419	1,332
Total inventories	$8,277	$7,656

At September 30, 2011 and December 31, 2010, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year.  The classification of our inventories on our balance sheets is as follows (in thousands):

	September 30, 2011	December 31, 2010
Current	$7,973	$7,160
Non-current	304	496
Total inventories	$8,277	$7,656

 Note 6.  Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$1,786	$1,782
Buildings and improvements	8,714	8,618
Furniture and equipment	19,253	18,180
Vehicles	503	511
	30,256	29,091
Less accumulated depreciation	(18,399)	(17,165)
Property and equipment, net	$11,857	$11,926

Depreciation expense for the three months ended September 30, 2011 and 2010 was $543,000 and $479,000, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,563,000 and $1,442,000, respectively.

Note 7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(618)	$72	$690	$(609)	$81	13-14
Trademark	620	(130)	490	620	(94)	526	12
Licenses	225	(153)	72	225	(50)	175	1-3
Other intangibles	67	(26)	41	-	-	-	5
Total intangible assets	$1,602	$(927)	$675	$1,535	$(753)	$782

In August 2010, the Company licensed certain RFID intellectual property and purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems.  In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the three months ended September 30, 2011 and 2010 was $53,000 and $15,000, respectively.  Amortization expense for intangible assets for the nine months ended September 30, 2011 and 2010 was $176,000 and $46,000, respectively.

Note 8.  Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS related to his termination of employment in November 2010.  The complaint seeks damages of 600,000 euros (approximately $810,000 at September 30, 2011) for unfair dismissal, 2,500 euros (approximately $3,400 at September 30, 2011) for legal fees, and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three-month-notice period in which they continue to be paid.  The Company has engaged counsel and will vigorously defend the matter.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on the consolidated financial position or results of operations.

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute gaming chips, RFID equipment, and software worldwide under patents for a gaming chip tracking system and method that utilize gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015.  Cumulative minimum net annual royalty payments are $375,000.

We purchase certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $250,000 during the remaining life of the contract.

Note 9.   Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation	$1,598	$1,587
Unrealized (loss) on securities, net of tax	(1)	(23)
Unrecognized pension transition asset, net of tax	11	20
Total accumulated other comprehensive income	$1,608	$1,584

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

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	September 30,
	2011		2010
Revenues
Asia (1)	$7,017	50.7%	$4,328	35.0%
United States	5,566	40.2%	6,111	49.3%
Europe (includes Russia)	478	3.5%	352	2.8%
Other (2)	773	5.6%	1,592	12.9%
Total	$13,834	100.0%	$12,383	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

	Nine Months Ended
	September 30,
	2011		2010
Revenues
Asia (1)	$25,389	54.6%	$15,105	34.9%
United States	16,471	35.5%	22,793	52.7%
Europe (includes Russia)	2,072	4.5%	2,273	5.3%
Other (2)	2,514	5.4%	3,064	7.1%
Total	$46,446	100.0%	$43,235	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

The following tables present our net sales by product (in thousands):

	Three Months Ended
	September 30,
	2011		2010
Casino chips
American-style casino chips	$5,757	41.7%	$5,730	46.3%
European-style casino chips	3,316	24.0%	2,371	19.1%
Total casino chips	9,073	65.7%	8,101	65.4%

Playing cards	1,248	9.0%	1,188	9.6%
Table layouts	1,074	7.8%	1,004	8.1%
Table accessories and other products	823	5.9%	824	6.7%
Dice	531	3.8%	547	4.4%
Gaming furniture	463	3.3%	318	2.6%
RFID solutions	256	1.9%	-	0.0%
Shipping	366	2.6%	401	3.2%
Total	$13,834	100.0%	$12,383	100.0%

	Nine Months Ended
	September 30,
	2011		2010
Casino chips
American-style casino chips	$17,333	37.2%	$21,587	49.9%
European-style casino chips	14,287	30.8%	6,032	14.0%
Total casino chips	31,620	68.0%	27,619	63.9%

Playing cards	3,845	8.3%	3,620	8.4%
Table layouts	3,115	6.7%	3,213	7.4%
Table accessories and other products	2,164	4.7%	2,915	6.7%
Dice	1,631	3.5%	1,581	3.7%
Gaming furniture	1,461	3.1%	2,818	6.5%
RFID solutions	1,330	2.9%	-	0.0%
Shipping	1,280	2.8%	1,469	3.4%
Total	$46,446	100.0%	$43,235	100.0%

The following table represents our property and equipment by geographic area (in thousands):

	September 30, 2011	December 31, 2010
Property and equipment, net:
France	$5,628	$5,495
United States	3,494	3,484
Mexico	2,659	2,947
Macau S.A.R., China	76	-
Total	$11,857	$11,926

The following table represents our intangible assets by geographic area (in thousands):

	September 30, 2011	December 31, 2010
Intangibles, net:
United States	$634	$782
France	41	-
Total	$675	$782

Note 11.  Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average number of common shares outstanding - basic	8,199	8,199	8,199	8,199
Potential dilution from stock options	35	8	27	6
Weighted-average number of common shares outstanding - diluted	8,234	8,207	8,226	8,205

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

For a Company overview and information on our products, as well as general information, see Part I—Item 1. Business, of the Company’s Form 10-K for the period ended December 31, 2010.

Overview of our Business

We manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

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

•
GPI Asia, formed in December 2010, currently sells chips, plaques and jetons, as well as RFID solutions for casino currency in the Asia Pacific region, with such products being manufactured in our plants in France and Mexico.  We leased a warehouse in Macau S.A.R. in February 2011.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at September 30, 2011 and 2010, respectively, was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
September 30, 2011	$3.9	$5.7	$0.3	$9.9
September 30, 2010	$3.4	$7.1	$-	$10.5

For 2012, we have secured additional product orders totaling $6.2 million, not included in the above backlog, for the Sands Cotai Central Project Parcels 5 and 6 in Macau, the Star Casino in Australia, and the Genting Casinos in the United Kingdom.

Overview of our Industry

Despite the economic downturn of the past two years, the global gaming industry continues to provide gaming suppliers with growth opportunities.  As the industry's top performing region, Asia accounts for the most significant product sales opportunities, as Macau and Singapore consistently post record quarters driven by solid and growing player demand.  This ongoing trend was reflected in our third quarter results, as we recognized significant expansion chip sales to Sociedade de Jogos de Macau S.A. ("SJM") properties in Macau and the Marina Bay Sands Casino in Singapore.

Looking beyond Macau and Singapore, established gaming regions like Australia and North America also possess opportunities for sales growth, as existing casinos pursue rebranding initiatives or expansions and new markets, like Ohio, commence legalized gaming operations.

Forward Looking

We see opportunities to complement and increase our current product offerings through research and development and strategic business acquisitions and partnerships in each of our global markets.

Financial and Operational Highlights

For the third quarter of 2011, our revenues were $13.8 million, an increase of $1.4 million, or 11.7%, compared to revenues of $12.4 million for the same period of 2010.  For the third quarter of 2011, our net income was $0.5 million, a decrease of $0.3 million, or 37.3%, compared to net income of $0.8 million for the same period in 2010.

For the first nine months of 2011, our revenues were $46.4 million, an increase of $3.2 million, or 7.4%, compared to revenues of $43.2 million for the same period of 2010.  Our net income for the first nine months of 2011 was $3.1 million, a decrease of $0.4 million, or 10.1% compared to net income of $3.5 million for the same period in 2010.

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

GPI SAS uses the euro as its functional currency.  At September 30, 2011 and December 31, 2010, the US dollar to euro exchange rates were $1.3503  and $1.3362 to one euro, respectively, which represents a 1.1% weaker dollar when compared to the euro. The average exchange rates for the nine months ended September 30, 2011 and September 30, 2010 were $1.4071 and $1.3161 to one euro, respectively, which represents a 6.9% weaker dollar when compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. The average exchange rates for the nine months ended September 30, 2011 and 2010 were 12.0281 and 12.8328 pesos to one US dollar, respectively, which represent a 6.3% weaker dollar compared to the Mexican peso. The weaker dollar compared with the Mexican peso had an unfavorable impact of $0.3 million for the third quarter, as our manufacturing costs increased in dollar terms.

GPI Asia uses the US dollar as its functional currency. At December 31, 2010, we had determined that the Macanese pataca was the functional currency.  However, because of the volume of US dollar transactions, we determined that the US dollar would be more appropriate as the functional currency. The average exchange rate for the nine months ended September 30, 2011 was 7.8778 Macanese patacas to one US dollar.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s Consolidated Statements of Operations as a percentage of revenues (in thousands):
	Three Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Revenues	$13,834	100.0%	12,383	100.0%	$1,451	11.7%
Cost of revenues	9,596	69.4%	8,319	67.2%	1,277	15.4%
Gross profit	4,238	30.6%	4,064	32.8%	174	4.3%
Selling, general, and administrative	3,781	27.3%	2,987	24.1%	794	26.6%
Operating income	457	3.3%	1,077	8.7%	(620)	(57.6)%
Other income and (expense)	125	0.9%	75	0.6%	50	66.7%
Income before income taxes	582	4.2%	1,152	9.3%	(570)	(49.5)%
Income tax provision	105	0.8%	391	3.2%	(286)	(73.1)%
Net income	$477	3.4%	$761	6.1%	$(284)	(37.3)%

	Nine Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Revenues	$46,446	100.0%	$43,235	100.0%	$3,211	7.4%
Cost of revenues	31,347	67.5%	26,914	62.3%	4,433	16.5%
Gross profit	15,099	32.5%	16,321	37.7%	(1,222)	(7.5)%
Selling, general, and administrative	11,036	23.8%	10,699	24.8%	337	3.1%
Operating income	4,063	8.7%	5,622	12.9%	(1,559)	(27.7)%
Other income and (expense)	357	0.8%	229	0.5%	128	55.9%
Income before income taxes	4,420	9.5%	5,851	13.4%	(1,431)	(24.5)%
Income tax provision	1,306	2.8%	2,387	5.5%	(1,081)	(45.3)%
Net income	$3,114	6.7%	$3,464	7.9%	$(350)	(10.1)%

The following tables present certain data by geographic area (in thousands):

	Three Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Revenues
Asia (1)	$7,017	50.7%	$4,328	35.0%	$2,689	62.1%
United States	5,566	40.2%	6,111	49.3%	(545)	(8.9)%
Europe (includes Russia)	478	3.5%	352	2.8%	126	35.8%
Other (2)	773	5.6%	1,592	12.9%	(819)	(51.4)%
Total	$13,834	100.0%	$12,383	100.0%	$1,451	11.7%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

	Nine Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Revenues
Asia (1)	$25,389	54.6%	$15,105	34.9%	$10,284	68.1%
United States	16,471	35.5%	22,793	52.7%	(6,322)	(27.7)%
Europe (includes Russia)	2,072	4.5%	2,273	5.3%	(201)	(8.8)%
Other (2)	2,514	5.4%	3,064	7.1%	(550)	(18.0)%
Total	$46,446	100.0%	$43,235	100.0%	$3,211	7.4%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

The following tables detail the Company’s revenues by product line (in thousands):

	Three Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Casino chips
American-style casino chips	$5,757	41.7%	$5,730	46.3%	$27	0.5%
European-style casino chips	3,316	24.0%	2,371	19.1%	945	39.9%
Total casino chips	9,073	65.7%	8,101	65.4%	972	12.0%

Playing cards	1,248	9.0%	1,188	9.6%	60	5.1%
Table layouts	1,074	7.8%	1,004	8.1%	70	7.0%
Table accessories and other products	823	5.9%	824	6.7%	(1)	(0.1)%
Dice	531	3.8%	547	4.4%	(16)	(2.9)%
Gaming furniture	463	3.3%	318	2.6%	145	45.6%
RFID solutions	256	1.9%	-	0.0%	256	0.0%
Shipping	366	2.6%	401	3.2%	(35)	(8.7)%
Total	$13,834	100.0%	$12,383	100.0%	$1,451	11.7%

	Nine Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Casino chips
American-style casino chips	$17,333	37.2%	$21,587	49.9%	$(4,254)	(19.7)%
European-style casino chips	14,287	30.8%	6,032	14.0%	8,255	136.9%
Total casino chips	31,620	68.0%	27,619	63.9%	4,001	14.5%

Playing cards	3,845	8.3%	3,620	8.4%	225	6.2%
Table layouts	3,115	6.7%	3,213	7.4%	(98)	(3.1)%
Table accessories and other products	2,164	4.7%	2,915	6.7%	(751)	(25.8)%
Dice	1,631	3.5%	1,581	3.7%	50	3.2%
Gaming furniture	1,461	3.1%	2,818	6.5%	(1,357)	(48.2)%
RFID solutions	1,330	2.9%	-	0.0%	1,330	0.0%
Shipping	1,280	2.8%	1,469	3.4%	(189)	(12.9)%
Total	$46,446	100.0%	$43,235	100.0%	$3,211	7.4%

Revenues. For the three months ended September 30, 2011, revenues were $13.8 million, an increase of $1.5 million, or 11.7%, compared to revenues of $12.4 million during the same period in 2010. This increase was due primarily to an approximately $1.0 million increase in sales of European-style casino chips to Asia, particularly to the SJM casinos in Macau.  Additionally, the Company realized $0.3 million in RFID solutions revenue in Asia in the third quarter of 2011.

For the nine months ended September 30, 2011, revenues were $46.4 million, an increase of $3.2 million, or 7.4%, compared to revenues of $43.2 million during the same period in 2010.  This increase in revenues for the first nine months of 2011 was due primarily to an increase of nearly $8.3 million in sales of European-style casino chips for Asian casinos including the Galaxy and SJM casinos in Macau, as well as in other parts of Asia, and $1.3 million in RFID solutions revenue.  This increase was offset by a $4.3 million decline in American-style casino chip sales and a $2.1 million decline in furniture and accessories sales in the United States, due primarily to second and third quarter sales to the Pennsylvania, Delaware, and West Virginia casinos in 2010.

Cost of Revenues. For the three months ended September 30, 2011, cost of revenues was $9.6 million, an increase of $1.3 million, or 15.4%, compared to cost of revenues of $8.3 million for the three months ended September 30, 2010.  As a percentage of revenues, the cost of revenues increased to 69.4% for the third quarter in 2011 from 67.2% for the same period in 2010.

For the nine months ended September 30, 2011, cost of revenues was $31.3 million, an increase of $4.4 million, or 16.5%, compared to cost of revenues of $26.9 million for the nine months ended September 30, 2010.  As a percentage of revenues, the cost of revenues increased to 67.5% for the first nine months of 2011 from 62.3% for the first nine months of 2010.

Gross Profit.  For the three months ended September 30, 2011, gross profit was $4.2 million, an increase of $0.1 million, or 4.3%, compared to gross profit of $4.1 million for the three months ended September 30, 2010. As a percentage of revenues, our gross margin decreased from 32.8% to 30.6%.  The gross margin percentage decrease was primarily due to a $0.3 million increase in inventory obsolescence expense.

For the nine months ended September 30, 2011, gross profit was $15.1 million, a decrease of $1.2 million, or 7.5%, compared to gross profit of $16.3 million for the nine months ended September 30, 2010. As a percentage of revenues, our gross margin decreased from 37.7% to 32.5%.  This gross margin percentage decrease was primarily driven by lower unit sales pricing in our casino chip line due to a shift in sales mix and lower use of chip security features, as well as decreased sales in furniture and accessories, which caused fixed manufacturing costs to be allocated over lower production volumes.

Selling, General, and Administrative Expenses.   The following tables detail the selling, general, and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2011		2010		Period-to-Period Change

Marketing and sales	$1,194	8.6%	$1,088	8.8%	$106	9.7%
General and administrative	2,587	18.7%	1,899	15.3%	688	36.2%
Total selling, general, and administrative expenses	$3,781	27.3%	$2,987	24.1%	$794	26.6%

For the three months ended September 30, 2011, selling, general, and administrative expenses were $3.8 million, an increase of $0.8 million, or 26.6%, compared to selling, general, and administrative expenses of $3.0 million for the three months ended September 30, 2010.  Selling, general, and administrative expenses increased as a percent of revenue to 27.3% for the three months ended September 30, 2011 from 24.1% for the same period in 2010.  Marketing and sales expenses increased primarily due to $0.1 million of additional compensation costs. The increase in general and administrative expenses was primarily due to increases of $0.3 million in legal expenses, as well as an increase of approximately $0.4 million attributable to facilities costs, property taxes, human resources, bad debt expense, and depreciation.

	Nine Months Ended
	September 30,
	2011		2010		Period-to-Period Change

Marketing and sales	$3,604	7.8%	$3,363	7.8%	$241	7.2%
General and administrative	7,432	16.0%	7,336	17.0%	96	1.3%
Total selling, general, and administrative expenses	$11,036	23.8%	$10,699	24.8%	$337	3.1%

For the nine months ended September 30, 2011, selling, general, and administrative expenses were $11.0 million, an increase of $0.3 million, or 3.1%, compared to selling, general, and administrative expenses of $10.7 million for the nine months ended September 30, 2010.  The increase in marketing and sales is primarily due to an increase of $0.1 million in compensation costs and $0.1 million in advertising expenses.  The increase in general and administrative expenses was primarily due to an increase in consulting, travel, amortization, and facilities expenses, each of which increased by approximately $0.1 million, offset by a decrease of $0.3 million in litigation expenses related to the 2010 Sibel lawsuit settlement.

 Other Income and (Expense). The following tables detail the Other Income and (Expense) items (in thousands):

	Three Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Interest income	$92	0.6%	$67	0.5%	$25	37.3%
Interest expense	(2)	0.0%	(2)	0.0%	-	-
Gain on foreign currency transactions	7	0.1%	11	0.1%	(4)	36.4%
Other income, net	28	0.2%	(1)	0.0%	29	-
Total other income and (expense)	$125	0.9%	$75	0.6%	$50	66.7%

	Nine Months Ended
	September 30,
	2011		2010		Period-to-Period Change
Interest income	$332	0.7%	$195	0.4%	$137	70.3%
Interest expense	(55)	(0.1)%	(13)	0.0%	(42)	-
Gain on foreign currency transactions	36	0.1%	15	0.0%	21	140.0%
Other income, net	44	0.1%	32	0.1%	12	37.5%
Total other income and (expense)	$357	0.8%	$229	0.5%	$128	55.9%

Income Taxes.   Our effective income tax rate for the three months ended September 30, 2011 was 18.0% compared to the effective income tax rate of 33.9% for the three months ended September 30, 2010.  Our effective income tax rate for the nine months ended September 30, 2011 was 29.5% compared to 40.8% for the same period of 2010.  Our effective tax rate for the three months ended September 30, 2011 is lower than the statutory rate as a result of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS.  Our effective tax rate for the nine months ended September 30, 2010 differed from the statutory rate as a result of a decrease in tax basis of certain intangible assets, netted with the benefit from the research credit from GPI SAS.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of September 30, 2011, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2010.

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

At September 30, 2011, we had $8.5 million in cash and cash equivalents and $16.6 million in marketable securities, totaling $25.2 million. Of this amount, $14.7 million is held by GPI SAS, $8.9 million is held by GPI USA, and $1.6 million is held by GPI Asia. Our ability to permanently transfer cash from GPI SAS, our French subsidiary, to the United States is affected by unfavorable tax consequences and profit retention requirements under French law.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), marketable securities (in thousands), working capital (in thousands), and current ratio:

	September 30,	December 31,
	2011	2010	Period-to-Period Change
Cash and cash equivalents	$8,521	$11,400	$(2,879)	(25.3)%
Marketable securities	$16,635	$18,350	$(1,715)	(9.3)%
Working capital	$30,360	$26,757	$3,603	13.5%
Current ratio	3.6	2.3

At September 30, 2011, working capital totaled $30.4 million, an increase of $3.6 million, or 13.5%, compared to working capital of $26.8 million as of December 31, 2010. This increase is due primarily to a decrease in current assets of $5.0 million, offset by a decrease in liabilities of $8.6 million. The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $2.9 million, a decrease in marketable securities of $1.7 million, and a decrease in accounts receivable of $1.7 million, offset by an increase in inventories of $0.8 million. The decrease in cash and cash equivalents as of September 30, 2011, compared to December 31, 2010, is primarily due to the payoff by GPI SAS of its $7.0 million loan in June 2011.

Cash Flows (See Condensed Consolidated Statements of Cash Flows).  The following summarizes our cash flow (in thousands):

	Nine Months Ended
	September 30,
	2011	2010	Period-to-Period Change

Operating activities	$3,631	$5,829	$(2,198)	(37.7)%
Investing activities	506	(2,266)	2,772	-
Financing activities	(7,046)	(740)	(6,306)	(852.2)%
Effect of exchange rates	30	(10)	40	-
Net change	$(2,879)	$2,813	$(5,692)	(202.3)%

Net cash provided by operations was $3.6 million during the nine months ended September 30, 2011, a decrease of $2.2 million, compared to $5.8 million during the same period in 2010.  For the nine months ended September 30, 2011, $5.4 million of cash was provided by net income and related reconciling adjustments; $0.3 million was provided by an increase in operating assets (excluding cash), offset by $2.1 million used by a decrease in current liabilities. For the nine months ended September 30, 2010, $5.7 million of cash was provided by net income and related reconciling adjustments; $2.5 million was used by an increase in operating assets (excluding cash); and $2.4 million was used by a decrease in current liabilities, primarily the increase in accounts payable and accruals, offset by a decrease in customer deposits.

Our investing activities resulted in net cash provided of $0.5 million during the nine months ended September 30, 2011, an increase of $2.8 million compared to net cash used by investing activities of $2.3 million during the same period in 2010. This increase in cash provided by investing activities is primarily attributable to an increase in net sales of marketable securities of $3.6 million during the nine months ended September 30, 2011, compared to the same period in 2010, offset by the $0.7 million acquisition of assets from OMC, a French tool maker, by GPI SAS in April 2011.

Net cash used in financing activities was $7.0 million during the nine months ended September 30, 2011, an increase of $6.3 million compared to net cash used in financing activities of $0.7 million during the same period in 2010. This increase in cash used in financing activities was due to the early payoff a $7.0 million loan balance at GPI SAS in June 2010.

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

San Luis Rio Colorado,  Mexico Facilities.   We manufacture casino chips, playing cards, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square-foot leased facility, a 46,000 square-foot leased facility, and an approximately 66,000 square-foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rental amount of $0.35 per square foot, or approximately $28,000.

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

Cash Dividend.  From time to time, our Board of Directors considers the merits of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2010.

Backlog.  At September 30, 2011, our backlog of signed orders which is expected to be filled in 2011, is $9.9 million, consisting of $3.9 million for GPI USA, $5.7 million for GPI SAS, and $0.3 million for GPI Asia.  At September 30, 2010, our backlog of signed orders was $10.5 million, consisting of $3.4 million for GPI USA and $7.1 million for GPI SAS.

For 2012 we have secured additional product orders totaling $6.2 million, not included in the above backlog, for the Sands Cotai Central Project Parcels 5 and 6 in Macau, the Star Casino in Australia, and the Genting Casinos in the United Kingdom.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the nine months ended September 30, 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors,” of the Company’s Form 10-K for the period ended December 31, 2010.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2011, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 10, 2011	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer