Form 10-K
period 2011-12-31
Gaming Partners International CORP
filed 2012-03-29
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011, based on the closing price as reported on the NASDAQ Global Market of $7.19 per share: $22,844,000.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 21, 2012 was 8,142,483 shares of common stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement relating to the 2012 annual stockholders’ meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2011.

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

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as warehouses in San Luis, Arizona and Macau S.A.R China. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products to licensed casinos in Europe, Asia, and Africa. GPI Asia has a sales office in Macau S.A.R. China and sells our casino products to licensed casinos in the Asia Pacific region. Most of our products are sold directly to end-users; however, in some regions of the world we sell through agents.

GPIC is one of the leading manufacturers and suppliers of casino table game equipment in the world. We custom manufacture and supply gaming chips, table layouts, playing cards, gaming furniture and table accessories, dice, radio frequency identification device (RFID) readers and software, and roulette wheels, which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of gaming chips, gaming furniture, and RFID solutions. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions, and rebranding, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

The majority of our products are specifically designed and produced to meet our customers’ requirements, whether they are related to use, branding, aesthetic appeal, security, or anti-counterfeiting features. Our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhances our competitive position. When a new casino opens, we strive to supply all the products in our line to operate the casino’s table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our customer base.

Product Segments

We operate in one operating segment — casino game equipment products in multi-geographic areas. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13.)

Products

Gaming Chips

Gaming chips act as the currency of casinos for traditional table games. Our broad range of products enables us to meet all of our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because gaming chips, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, UV inks, gold lace materials, laser pigments, alpha dots, customized rims, number serializations, holograms, and micro-text. Our most sophisticated anti-counterfeiting feature is a RFID device, which is a microchip that can be embedded in our gaming chips making them extremely counterfeit resistant.

Most often a casino will order all of its gaming chips, including replacement chips, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening, thereby enhancing our position to receive additional sales when the casino places replacement orders. A new casino order will typically include at least five to seven distinct chip denominations, colors, and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price is variable, based on the customization, quantities, design, and security features. Gaming chips can be divided into two basic styles: American-style casino chips and European-style casino chips, known as jetons and plaques. We hold the leading worldwide market share in gaming chips, which accounted for 68% of our total revenues in 2011.

American-style Casino Chips

American-style casino chips are used worldwide. There are currently three main manufacturing technologies used to produce these types of chips: injection molding, thermo-compression molding, and sublimation. We produce casino chips using all three of these methods. We sell American-style casino chips under the Paulson®, Bud Jones®, and BG® brand names. American-style casino chip prices range between $0.75 and $5.00 for casino-quality chips. Included in this price range is a $1.20 to $2.00 premium per chip for RFID as a feature.

•	Injection-molded Chips. Plastic injection-molded chips were created in the late 1960s under the Bud Jones brand. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms, and RFID technology. The Bud Jones brand offers a wide range of such chips with very vivid colors and with smooth or textured surfaces. Under the BG brand we developed a full line of injection-molded chips with different designs and materials from the Bud Jones brand.
•	Thermo-compression Molded Chips. Thermo-compression molded casino chips are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the chips during the compression steps. Customized designs, security, and identifying features are incorporated into the chips. These chips have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded chips are manufactured under the Paulson brand. Various security features are used to make the chips more counterfeit resistant, including UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.
•	Sublimation Chips. Sublimation chips, manufactured under the BG brand, are made of a disc of white plastic material. The design of these chips is transferred using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the chip. We refer to this casino chip as “Full Face.” Security features for sublimation chips include UV pigments and laser pigments.
•	Themed Products. The Company has marketed and produced casino-specific themed products in certain gaming jurisdictions for many years. In 2009, we expanded our efforts geographically and by product to now include not only gaming chips, but also table layouts, cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

European-style Casino Chips

Jetons and plaques are European-style casino chips. Jetons are circular with standard diameters in 13 different sizes. Plaques are rectangular, square, oval, or custom-shaped. Jetons and plaques are used mainly for traditional European games. Jetons and plaques are made of laminated cellulose acetate with a very large range of colors, shapes, security, and anti-counterfeit components, such as UV pigment, number serialization, laser pigment, gold lace material, and RFID technology. GPI SAS created its original product line in 1925 and has held a leading position in this market since that time. Jeton prices range between $3.00 and $5.00. Plaque prices range between $6.00 and $20.00.

RFID Technology for Gaming Chips

Since 1996, GPIC has been at the forefront of developing applications of RFID technology for use in gaming chips. RFID in gaming started with low frequency (125 KHz) RFID being used for anti-counterfeiting security and chip tracking. In addition to low frequency RFID, the Company developed and introduced, in 2006, a high-frequency (13.56 MHz) line of RFID products which offer a higher level of security through chip authentication and tracking.

We offer a full line of RFID casino chips and readers available for both low and high frequency use. Our products, including readers for cage, table, and vault applications, are integrated to provide chip authentication and tracking for our customers across multiple locations within a casino. When utilized, RFID enables the quick and accurate accounting and verification of gaming chips, either one at a time or in large quantities, whether in stacks, boxes, trays, cabinets, or on the tables.

Since the inception of this technology, we have sold several million RFID gaming chips and hundreds of readers for chip authentication providing an increased level of security and accuracy to casinos all over the world. We hold several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton, or a plaque. We also hold an exclusive license on two patents owned by International Game Technology (IGT) which allows us to manufacture and sell RFID gaming chips and readers in the United States. These licensed patents expire in 2015. Our patents and exclusive license apply to all RFID frequencies.

OMC Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (OMC), a private French-based manufacturer of high-quality plastic injection molds. The acquisition has enabled the Company to develop more complex multi-shot molds to enhance chip design complexity and to add multiple security features in its B&G and Bud Jones injection-molded chips.

RFID Solutions

RFID solutions for casino currency consist of low- and high-frequency RFID chip readers, antennas, chip authentication software, and software maintenance services and are sold to casinos as a system to authenticate RFID gaming chips.

In August 2010, we entered into an RFID License and Transfer Agreement with IGT that expanded our access to additional RFID intellectual property. This agreement gave us exclusive rights to IGT’s high-frequency RFID patents and included the purchase of IGT’s Chip Inventory System (CIS) communication platform that integrates RFID data into a variety of casino management systems. Through this agreement, we also acquired rights to assume IGT’s existing installed RFID system base throughout the United States and Asia.

In some jurisdictions, gaming regulatory agencies require review and approval of updated versions of CIS software by gaming laboratories before use by casinos. In the first quarter of 2012, the Company’s submission of the most recent software version, CIS V2.0, received favorable review by the Nevada Gaming Control Board and Gaming Laboratories International, LLC. These regulatory product approvals now permit the Company to offer its chip authentication and communication software to customers in Nevada and other applicable jurisdictions. RFID Solutions accounted for 3% of our total revenues in 2011.

Playing Cards

GPIC manufactures and sells two lines of paper casino playing cards under the Paulson brand. In 2009, we added the second line of cards based on a different paper stock and also introduced pre-shuffled and multi-deck card packages. A deck of cards typically sells within a price range between $0.65 and $1.25. Based on casino controls and practices, cards, which are consumable products, are generally replaced at least every 24 hours. A casino typically enters into a one- or two year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Our cards are compatible with all card shufflers. Playing cards accounted for 8% of our total revenues for 2011.

Table Layouts

The Company manufactures table layouts for the North American and European markets. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paul-Son FX material, to give our customers maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, full graphic sublimation, or digital direct printing. All graphic designs are developed by our art department in concert with our casino customers to ensure complete satisfaction.

We install layouts on new GPIC gaming tables prior to delivery to our customers. As a consumable product, table layouts are replaced by casinos on a regular basis. Layouts sell in a price range of $80 to $350, depending on the type of table, type of fabric, and printing process. Table layouts accounted for 7% of our total revenues for 2011.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design and we offer a variety of base, finish, and accessory options. Our tables support our proprietary accessories and RFID systems and are able to incorporate third-party casino equipment products, including card shufflers, card readers, monitors, bill validators, and IT products, including RFID systems. Our tables range in price between $1,700 and $11,000, depending on the degree of customization and table type, such as blackjack, roulette, baccarat, and craps. Gaming furniture is typically sold in combination with table accessories and accounted for 3% of our total revenues for 2011.

Table Accessories and Other Products

We offer our customers a full line of casino table game accessories, including roulette reader boards, foot rails, chip trays, and drop boxes. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. Consumable table accessories include shoes, cut cards, dice sticks, lammers, markers, buttons, and our patented Air Rail System ventilation device that creates an air flow at the gaming table to push odors away from the dealer. We have aligned ourselves with key casino accessory vendors to provide many of these products. We are a licensed manufacturer of roulette wheels and sell these worldwide. Table accessories and other products accounted for 8% of our total revenues for 2011.

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations and we offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features, such as laser pigment. The typical sales price of casino dice ranges between $2.50 and $3.70 per pair. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours. Dice accounted for 4% of our total revenues for 2011.

Backlog

At December 31, 2011, our backlog of signed orders for 2012 was $11.7 million, consisting of $4.3 million for GPI SAS, $4.7 million for GPI USA, and $2.7 million for GPI Asia. At December 31, 2010, our backlog of signed orders for 2011 was $17.0 million, consisting of $14.1 million for GPI SAS and $2.9 million for GPI USA. The decrease in backlog at December 31, 2011 compared to December 31, 2010 is primarily due to the GalaxyTM Macau order secured in 2010 and completed in 2011.

Sales, Advertising, and Promotion

GPIC maintains global sales representation in all gaming jurisdictions with legalized table game operations and uses its sales network to sell our products to casinos worldwide. In the Americas, we generally sell and service our full suite of products through our US-based sales force, which operates out of regional offices located throughout the United States. In Europe, Asia, and Africa, we generally sell and service our products through our Beaune, France-based sales force. In the Asia-Pacific region, we generally sell and service our products through our Macau, China-based sales force.

Our reputation for quality products, reliable service, and unparalleled currency security features are key factors upon which we successfully compete in the market place. This reputation is enhanced by our long-standing customer relationships that have been developed over the years by our individual sales representatives and our executive team. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local sales agents or distributors. However, in this case we maintain direct contact with the designated representative and the end customers to ensure that our brand integrity is not compromised.

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau S.A.R. China, as well as the International Gaming Exhibition (ICE) show in London and the Australasian Gaming Expo in Sydney. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

Competition

We compete against a variety of table game equipment suppliers across our product lines. We believe our competitive advantages include our reputation, manufacturing capability, sales staff experience, distribution channels, regulatory and jurisdictional licenses, financial strength, and our ability to provide a complete line of products, which allows customers the ease of dealing with a single company.

Gaming Chips  Our major competitors for gaming chips are Gemaco Playing Card Company and ICON Poker, Inc., both based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Australia; and Matsui Gaming Machine Co., Ltd., based in Japan. We believe our key competitive factors for gaming chip sales are reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions  We believe the primary competitive advantages for RFID solutions sales are our exclusive licenses and patents, as well as product quality, security, service, and value.

Playing Cards  Our major competitors for playing cards are The United States Playing Card Company and Gemaco Playing Card Company, based in the United States, and Angel Playing Cards Co., Ltd, based in Japan. We believe our key competitive factors for playing cards are intrinsic card characteristics including finish, weight of paper, and snap memory, jurisdictional licensing, security, manufacturing quality control, delivery reliability, and value.

Table Layouts  Our primary competitors for casino table layouts are Midwest Game Supply Co., Gemaco Playing Card Company, and Rye Park Gaming LLC, all based in the United States, as well as TCS/John Huxley based in the United Kingdom. In addition, there are multiple small, regional competitors in virtually all markets. We believe our key competitive factors for table layout sales are fabric quality and durability, lead times, printing processes, and value.

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

Table Accessories and Other Products  Our principal competitors for distributing table accessories and other products, including drop boxes, dealing shoes, chip trays, chip bank covers, and foot rails are small local distributors. We believe that our key competitive factors for these products are our ability to be a single source supplier, as well as our service and product quality.

Dice  Our principal competitors for casino dice sales are Midwest Game Supply Co. and United States Playing Card Company. We believe our primary competitive factors for dice sales are product quality, service, and value.

Materials and Supplies

Where possible, we attempt to diversify our supplier base to avoid a disruption of supply. We have also acquired additional quantities to minimize risk. However, some key raw materials for our principal products, such as RFID tags, have unique suppliers. In the fall of 2011, we experienced a temporary disruption in the receipt of these RFID tags due to flooding in Thailand. In most other cases, our raw materials are staple goods, such as paper, plastic, wood, felt, and synthetic fabric, which are readily available from several suppliers. We believe the availability of these materials is adequate to meet our ongoing manufacturing needs.

Manufacturing

We produce most of the products we sell on a build-to-order basis due to the customized nature of our customers’ orders. Our two main manufacturing facilities are in Beaune, France and in San Luis Rio Colorado, Mexico. The major products produced in France are our Bourgogne et Grasset brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson, Bud Jones, and Bourgogne et Grasset brands of American-style casino chips, as well as cards, layouts, gaming furniture, table accessories, and dice.

We have the facilities, equipment, and personnel necessary to meet expected customer demand and the flexibility to adjust our production capacity to meet ongoing fluctuations in our business and allow us to be responsive to our customers’ requirements.

Intellectual Property

We own a portfolio of trademarks, copyrights, trade secrets, and patents. We own United States, foreign, or common-law trade registrations (®) for the following marks:

Air Rail	LaserTrack
BG	Paulson
Bourgogne et Grasset	Paul-Son FX
Bud Jones	Paulson Pro Series
Casino Currency Control	Poker RFID
Chipsoft	PSV Series
ECS	RFID Poker
Eready	SafeChip by Bourgogne et Grasset
eReady logo	SmartChip
Gaming Partners International	T-K
GPI	We Make the Money the World Plays With
Casino de Isthmus City	Grand Pip
Tagchip	Harlequin
GPI logo	WheelCheck Plus

Many of our trademarks have international protections.

We own numerous United States and international patents. We also retain an exclusive license to manufacture and sell gaming chips with embedded RFID microchips and RFID readers for chip tracking and accounting in the United States until 2015. We believe that our trademarks, logos, and patent rights are valuable to our operation and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to vigorously defend against any infringement or dilution of our trademarks, logos, or patent rights.

Environmental Matters

Our operations are designed to be in compliance with international, federal, state, and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2011, we employed 753 people, consisting of 495 employees in Mexico, 185 in France, 69 in the United States, and four in Macau. Additionally, we had 50 temporary contract workers in France. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

The gaming operations of each of our subsidiaries, as well as the operations of casinos, are subject to extensive regulation by 172 state, federal, tribal, and international agencies, with the majority of oversight by individual state gaming control boards and tribal gaming agencies.

While the regulatory requirements vary from jurisdiction to jurisdiction, most require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders, and key employees. Under the various gaming regulations, key personnel generally include the current and/or proposed corporate officers and directors of a corporation and its subsidiaries. Laws of the various gaming regulatory agencies are generally intended to protect the public and ensure that gaming-related activity is conducted honestly and competitively and is free of corruption.

Various gaming regulatory agencies have issued licenses allowing our wholly-owned subsidiaries to manufacture and/or distribute our products. Our subsidiaries and their key personnel, as applicable, have obtained or applied for all government licenses, permits, registrations, findings of suitability, and approvals necessary allowing for the manufacture and distribution of gaming supplies and equipment in the jurisdictions where it is required. We have never been denied a gaming-related license.

Certain regulators not only govern the activities within their jurisdiction, but also oversee activities that occur in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada corporation, state regulatory authorities require us to maintain, at a minimum, Nevada gaming standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99 of this Annual Report on Form 10-K.

Financial Information about Geographic Areas

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 for certain financial information by geographic area.

Available Information

Our website is www.gpigaming.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The information found on our website is not part of this or any other report we file or furnish, to the SEC. You may also submit written information requests by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102.

Item 1A.	Risk Factors.

Throughout this Annual Report on Form 10-K, we make some forward-looking statements, which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipated performance, development, and business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business and, any of which, could have an adverse effect on our financial condition and results of operations. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a reduction in the growth rate of new and existing casinos and markets;
•	delays of scheduled openings of newly constructed or planned casinos;
•	a decline in the rate of replacement of existing products;
•	a decline in the public acceptance of gaming;
•	a decline in the popularity of the types of games our products are used with;
•	an increase in the popularity of competitors’ products;
•	a shift in customer preference between American-style casino chips and European-style plaques and jetons;
•	a significant shift in player preferences away from table games; and
•	an increase in the number of competitors in the gaming chip market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID gaming chips or related products, or a failure of such products containing new innovative technology to perform as contemplated, which could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims, and litigation;
•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;
•	the inability of another company or GPIC to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino chips less attractive;
•	any delay by us in introducing new products on schedule;
•	failure of the casino industry to accept RFID technology with respect to gaming chips and readers, and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;

•	the development of competing new technologies, making ours obsolete or undesirable; and
•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;
•	competitors’ infringement upon our existing trademarks, patents, trade secrets, and copyrights;
•	expiration of patents and licenses;
•	inability to obtain, maintain, and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;
•	costs in defending our intellectual property rights;
•	successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded gaming chips; and
•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions, including those that affect the health of the gaming industry;
•	consolidations within the casino industry;
•	higher than anticipated manufacturing, selling, administrative, legal, and/or distribution costs;
•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;
•	changes in interest rates causing a reduction of investment income or in the value of market-rate-sensitive instruments;
•	a tightening of the availability of capital so that loans to us would only be available at cost-prohibitive terms and conditions; and
•	unfavorable changes in federal, state, or foreign taxation laws that could reduce our profitability.

We operate in many countries outside of the United States and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks, including:

•	social, political, or economic instability in international markets, particularly those where we have higher sales concentrations and growth;
•	unfavorable changes in tariffs and other trade barriers;
•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;
•	expropriation, nationalization, and restrictions on repatriation of funds or assets;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements, including those related to post-employment benefits;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations;

•	changes in consumer tastes and trends;
•	acts of war or terrorism; and
•	U.S. government requirements for export.

We operate in a highly regulated industry and our ability to sell our products in existing jurisdictions or expand into new jurisdictions could be adversely affected by:

•	changes in existing gaming regulations or new interpretations of existing laws that hinder or prevent us from continuing to operate in the jurisdictions where we currently do business;
•	unfavorable public referendums or anti-gaming legislation, affecting or directed at manufacturers or gaming operators;
•	findings of non-compliance with applicable governmental gaming regulations which could lead to a limitation, conditioning, suspension, or revocation of any of our gaming licenses;
•	delays in obtaining or maintaining licenses or approvals from regulatory agencies;
•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our principal stockholders, officers, directors, or key employees; and
•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial position due to defending claims;
•	the discovery of facts with respect to legal actions pending against us, but not presently known to us;
•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and
•	a diversion of management’s attention from our business.

We have a stockholder with effective control of the Company, which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;
•	it can delay or prevent a change in control of the Company, even when such change of control is in the best interests of other stockholders; and
•	its ownership might adversely affect the market price of the common stock.

Pursuing or implementing acquisitions could have a material adverse effect on our business, financial condition, and results of operations, including:

•	the issuance of potentially dilutive equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities, or an increase in amortization expenses; and
•	the failure to successfully consummate an acquisition on favorable terms or at all.

Any acquisition we implement may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

•	the integration of the operations, financial reporting, internal controls, technologies, products, and personnel, including issues raised by national, geographic, and cultural differences;
•	potential impairments in acquired assets;
•	a less-than-successful entry into markets or acquisition of products or technologies in which we have limited or no prior experience;
•	expenses associated with any unknown or potential legal liabilities;

•	management of worldwide operations and diversion of management’s attention away from our existing business; and
•	the inability to exploit acquired intellectual property or the development, sale, or lease of acquired products or unanticipated increases in manufacturing expenses.

Our business operations are subject to other risks, including:

•	the loss of key management and sales personnel;
•	limited or unique suppliers for certain key raw materials for significant products;
•	possibility of failure of components purchased from suppliers;
•	the presence of lead in older versions of Paulson brand gaming chips, which could lead to unanticipated costs;
•	increased costs due to reliance on third-party suppliers and contract manufacturers or a disruption in our manufacturing processes;
•	adverse changes in the creditworthiness of parties with whom we have receivables;
•	casualty, theft, or loss of our gaming chips prior to delivery to casinos;
•	the possibility of failure of our security systems to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities;
•	any failures or difficulties in maintaining our computer information systems could result in disruption of operations, loss of information, and unanticipated increases in costs;
•	natural disasters, pandemic illnesses, travel or tourism declines, increased fuel prices, other travel limitations, or acts of God that are concentrated in major gambling locations; and
•	acts of war and domestic or international terrorist incidents.
Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters is in a company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R. China.

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and a graphics art department.

San Luis Rio Colorado, Mexico.  We manufacture casino chips, playing cards, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square-foot leased facility, a 46,000 square-foot leased facility, and a 66,000 square-foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rent amount of $0.35 per square foot, or $28,000.

San Luis, Arizona.  In April 2010, we leased a 7,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through April 2012.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips, and a 15,000 square-foot administrative and sales building located nearby.

Macau S.A.R. China.  In February 2011, we leased a 2,000 square-foot sales office in Macau S.A.R. China through January 2013. In March 2011, we also leased a 7,600 square-foot warehouse in Macau S.A.R. China through February 2013.

Facility Capacity.  With the total of approximately 271,600 square feet of manufacturing and administrative facilities as of December 31, 2011, we believe that we will have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.	Legal Proceedings.

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 for information regarding legal proceedings and contingencies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 21, 2012, the closing price was $6.96 per share.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$7.72	$6.25	$6.23	$5.34
Second Quarter	7.71	6.65	8.00	5.01
Third Quarter	8.40	6.06	7.00	5.77
Fourth Quarter	7.14	5.81	6.62	5.33

Holders

There were 82 holders of record of our common stock as of March 21, 2012.

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2011 and 2010.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

The following is a summary of common shares repurchased by us by month during the fourth quarter of 2011 under our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to 31	—	—	—	—
November 1 to 30	—	—	—	—
December 1 to 31	11,252	$6.36	11,252	398,699
Total	11,252	$6.36	11,252	398,699

(1)	On December 1, 2011, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions and/or pursuant to our trading plan adopted on December 30, 2011 in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. As of March 21, 2012, we repurchased an aggregate of approximately 57,000 shares of our common stock at a cost of approximately $387,000, or a weighted average cost of $6.84 per share, under this program.

Item 6.	Selected Financial Data.

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2009, 2008, and 2007 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$61,084	$59,875	$49,527	$60,546	$58,821
Cost of revenues(1)	41,550	37,961	33,836	40,903	41,624
Gross profit	19,534	21,914	15,691	19,643	17,197
Selling, general, and administrative expenses(1)	15,066	15,475	12,904	14,303	16,335
Impairment of goodwill	—	—	1,572	—	—
Operating income	4,468	6,439	1,215	5,340	862
Other income and (expense)	463	352	289	486	195
Income before income taxes	4,931	6,791	1,504	5,826	1,057
Income tax provision	1,262	2,372	457	1,339	817
Net income	$3,669	$4,419	$1,047	$4,487	$240
Earnings per share:
Basic	$0.45	$0.54	$0.13	$0.55	$0.03
Diluted	$0.45	$0.53	$0.13	$0.55	$0.03
Weighted-average shares of common stock outstanding:
Basic	8,199	8,199	8,107	8,103	8,101
Diluted	8,225	8,207	8,189	8,184	8,242
BALANCE SHEET DATA:
Cash and cash equivalents	$9,282	$11,400	$3,238	$5,547	$4,627
Marketable securities	14,867	18,350	15,600	7,561	4,730
Working capital	28,492	26,757	22,694	21,931	16,881
Property and equipment, net	11,836	11,926	13,454	14,158	15,596
Total assets	56,042	61,807	53,278	49,549	49,309
Current liabilities	12,854	20,308	12,806	8,405	11,219
Long-term debt	15	32	314	1,743	2,273
Total stockholders’ equity(2)	42,484	40,935	39,490	38,816	35,153

(1)	Certain amounts for 2007 through 2010 have been reclassified to conform to the 2011 presentation; these reclassifications had no impact on revenues, net income, total assets, or total liabilities. The amounts reclassified from cost of revenues to selling, general and administrative expenses were $212,000 for 2010. The amounts reclassified from selling, general and administrative expenses to cost of revenues were, $205,000, $232,000, and $269,000 for 2009, 2008, and 2007, respectively.
(2)	Cash dividends of $1,496,000, $1,496,000, and $1,013,000 were paid in 2011, 2010, and 2009, respectively. No cash dividends were paid in 2008 or 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of our Business

We manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R. China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line, with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also hold inventory at a warehouse in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells internationally out of Beaune, France, with most sales in Europe, Asia, and Africa. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia sells chips, plaques, and jetons, as well as RFID solutions for casino currency, out of Macau S.A.R. China, in the Asia Pacific region, with such products being manufactured in our plants in France and Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at December 31, 2011 and 2010, respectively, was as follows:

	GPI SAS	GPI USA	GPI ASIA	Total
December 31, 2011	$4.3 million	$4.7 million	$2.7 million	$11.7 million
December 31, 2010	$14.1 million	$2.9 million	$—	$17.0 million

The decrease in backlog at December 31, 2011 compared to December 31, 2010 is primarily due to the GalaxyTM Macau order secured in 2010 and completed in 2011. The December 31, 2011 backlog includes a sales order to the Star Casino in Australia, whose delivery has been deferred due to a flood in Thailand in the fall of 2011, which delayed receipt of RFID tags to be included in the chips for this casino.

Overview of our Industry

Despite the economic downturn in certain markets, the global gaming industry continues to provide gaming suppliers with growth opportunities. As the industry’s top performing region, Asia accounts for the most significant product sales opportunities, as Macau and Singapore consistently post record quarters driven by solid and growing player demand. This ongoing trend was reflected in our 2011 results, as we recognized significant chip sales to Sociedade de Jogos de Macau S.A. (“SJM”) properties as well as Galaxy Entertainment Group properties in Macau, the Marina Bay Sands Casino in Singapore, and Genting Group properties in Malaysia and Singapore.

Looking beyond Asia, established gaming regions like Australia, Europe, and North America also possess opportunities for sales growth, as existing casinos pursue rebranding initiatives or expansions and new markets, like Ohio and Maine, commence legalized table gaming operations in 2012.

Forward Looking

In the last half of 2011, we secured Asian and Australian orders based on customized chip mold designs to meet evolving casino security needs. We expect to leverage our expanded chip mold-making and design capabilities for our global customers to improve their chip security, branding, and promotions.

We will continue to pursue potential strategic acquisitions and partnerships to grow our business. However, no assurance can be given that these efforts will results in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the fourth quarter of 2011, our revenues were $14.6 million, a decrease of $2.0 million, or 12%, compared to revenues of $16.6 million for the same period of 2010. For the fourth quarter of 2011, our net income was $0.6 million, a decrease of $0.4 million, or 42%, compared to net income of $1.0 million for the fourth quarter of 2010.

For the year ended December 31, 2011, our revenues were $61.1 million, an increase of $1.2 million, or 2%, compared to revenues of $59.9 million for the same period of 2010. Our net income for 2011 was $3.7 million, a decrease of $0.7 million, or 17%, compared to net income of $4.4 million for 2010.

GPI SAS uses the euro as its functional currency. At December 31, 2011 and 2010, the US dollar to euro exchange rates were $1.2950 and $1.3362, respectively, which represents a 3% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2011 and 2010 were $1.3924 and $1.3275, respectively, which represents a 4.9% weaker dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At December 31, 2011 and 2010, the Mexican peso to US dollar exchange rates were 13.98 and 12.36, respectively, which represents a 13.1% stronger dollar compared to the peso. The average exchange rates for the years ended December 31, 2011 and 2010 were 12.43 pesos and 12.64 pesos to the US dollar, respectively, which represents a 1.7% weaker dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At December 31, 2010, we had determined that the Macanese pataca was the functional currency; however, because of the volume of US dollar transactions, we subsequently determined that the US dollar would be more appropriate as the functional currency. The Macanese pataca to US dollar exchange rate as of December 31, 2011 was 7.8299. The average exchange rate for the year ended December 31, 2011 was 7.8747 Macanese patacas to one US dollar.

Other Matters

In December 2011, just as in December 2010, GPIC paid a $1.5 million dividend, or $0.1825 per share, to its common shareholders.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions and/or pursuant to our trading plan adopted on December 30, 2011in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. As of December 31, 2011, we repurchased a total of 11,252 shares at a cost of approximately $71,000, or a weighted-average cost of $6.36 per share.

As of March 21, 2012, we repurchased an aggregate of 57,000 shares of our common stock at a cost of approximately $378,000, or a weighted-average cost of $6.84 per share, under this program.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2011		2010		Year to Year Change
Revenues	$61,084	100.0%	$59,875	100.0%	$1,209	2.0%
Cost of revenues(1)	41,550	68.0%	37,961	63.4%	3,589	9.5%
Gross profit	19,534	32.0%	21,914	36.6%	(2,380)	(10.9%)
Selling, general, and administrative(1)	15,066	24.7%	15,475	25.8%	(409)	(2.6%)
Operating income	4,468	7.3%	6,439	10.8%	(1,971)	(30.6%)
Other income and (expense)	463	0.8%	352	0.6%	111	31.5%
Income before income taxes	4,931	8.1%	6,791	11.4%	(1,860)	(27.4%)
Income tax provision	1,262	2.1%	2,372	4.0%	(1,110)	(46.8%)
Net income	$3,669	6.0%	$4,419	7.4%	$(750)	(17.0%)

(1)	Certain 2010 amounts have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2011 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $212,000, or 0.4% of revenues, for 2010.

The following table presents certain data by geographic location (in thousands) and as a percentage of revenues for the years ended December 31:

	2011		2010		Year to Year Change
Revenues
Asia(1)	$32,574	53.3%	$22,524	37.6%	$10,050	44.6%
United States	22,098	36.2%	30,036	50.2%	(7,938)	(26.4%)
Other(2)	3,597	5.9%	4,214	7.0%	(617)	(14.6%)
Europe (includes Russia)	2,815	4.6%	3,101	5.2%	(286)	(9.2%)
Total	$61,084	100.0%	$59,875	100.0%	$1,209	2.0%

(1)	Primarily Macau and Singapore
(2)	Includes Canada, Australia, and countries in South America and Africa.

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2011		2010		Year to Year Change
Casino chips:
American-style casino chips	$23,329	38.2%	$28,730	48.0%	$(5,401)	(18.8%)
European-style casino chips	17,899	29.3%	10,230	17.1%	7,669	75.0%
Total casino chips	41,228	67.5%	38,960	65.1%	2,268	5.8%
Playing cards	5,145	8.5%	4,882	8.2%	263	5.4%
Table layouts	4,101	6.7%	4,340	7.2%	(239)	(5.5%)
Table accessories and other products	3,017	5.0%	3,980	6.6%	(963)	(24.2%)
Dice	2,161	3.5%	2,179	3.6%	(18)	(0.8%)
Gaming furniture	2,098	3.4%	3,638	6.1%	(1,540)	(42.3%)
RFID solutions	1,598	2.6%	—	0.0%	1,598	0.0%
Shipping	1,736	2.8%	1,896	3.2%	(160)	(8.4%)
Total	$61,084	100.0%	$59,875	100.0%	$1,209	2.0%

Comparison of Operations for the Years Ended December 31, 2011 and 2010

Revenues  For the year ended December 31, 2011, revenues were $61.1 million, an increase of $1.2 million, or 2.0%, compared to revenues of $59.9 million in 2010. This increase in revenues in 2011 was due primarily to an increase of nearly $7.7 million in sales of European-style casino chips for Asian casinos including the Galaxy and SJM casinos in Macau, as well as in other parts of Asia, and $1.6 million in RFID solutions revenue. This increase was offset by a $5.4 million decline in American-style casino chip sales and a $2.7 million decline in furniture, accessories, and layout sales in the United States, due primarily to significant second and third quarter sales to casinos in Pennsylvania, Delaware, and West Virginia in 2010.

Cost of Revenues  For the year ended December 31, 2011, cost of revenues was $41.6 million, an increase of $3.6 million, or 9.5%, compared to cost of revenues of $38.0 million for 2010. As a percentage of revenues, our cost of revenues increased to 68.0% in 2011 compared to 63.4% in 2010.

Gross Profit  For the year ended December 31, 2011, gross profit was $19.5 million, a decrease of $2.4 million, or 11.0%, compared to gross profit of $21.9 million for 2010. As a percentage of revenues, our gross profit decreased from 36.6% to 32.0%. This gross profit percentage decrease was primarily driven primarily by the following:

•	high volume, but lower margin plaque and chip sales to several Asian customers during 2011;
•	one-time delivery of non-RFID American-style chips at no cost to the Star Casino in Australia as an accommodation to meet delivery dates, following RFID tag delivery delays related to the fall 2011 Thailand floods;
•	the sale of higher margin Paulson chips with increased security features to casinos in Pennsylvania, West Virginia, and Delaware in 2010; and
•	the sale of higher volumes of furniture and accessories to casinos in Pennsylvania, West Virginia, and Delaware in 2010, resulting in the absorption of overhead over these higher volumes.

Selling, General, and Administrative Expenses  The following table details the selling, general, and administrative expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2011		2010		Year to Year Change
Marketing and sales(1)	$5,095	8.3%	$4,707	7.9%	$388	8.2%
General and administrative(1)	9,971	16.4%	10,768	17.9%	(797)	(7.4%)
Total operating expenses	$15,066	24.7%	$15,475	25.8%	$(409)	(2.6%)

(1)	Certain 2010 amounts have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2011 presentation. The net amounts reclassified from cost of revenues to selling, general, and administrative expenses were $212,000, or 0.4% of revenues, for 2010.

For the year ended December 31, 2011, selling, general, and administrative expenses were $15.1 million, a decrease of $0.4 million, or 2.6%, compared to selling, general, and administrative expenses of $15.5 million in 2010. Selling, general, and administrative expenses decreased as a percent of revenue to 24.7% in 2011 from 25.8% in 2010.

Marketing and sales expenses increased from 2010 to 2011 by $0.4 million. This increase is primarily due to an increase of $0.4 million in compensation costs related to establishing a local sales presence in Macau and a global marketing program.

General and administrative expenses decreased from 2010 to 2011 by $0.8 million. This is primarily due to a decrease of $0.9 million in severance and litigation claims from 2010 to 2011 and a decrease of $0.3 million in litigation expenses related to the 2010 Sibel lawsuit settlement, offset by an increase in bad debt expense of $0.2 million, travel expenses of $0.1 million, and business taxes of $0.1 million.

Other Income and (Expense)  The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2011		2010		Year to Year Change
Interest income	$475	0.8%	$301	0.5%	174	57.8%
Interest expense	(56)	(0.1%)	(23)	(0.0%)	(33)	(143.5%)
(Loss)/gain on foreign currency transactions	(11)	(0.0%)	2	0.0%	(13)	(650.0%)
Other income, net	55	0.1%	72	0.1%	(17)	(23.6%)
Total other income and (expense)	$463	0.8%	$352	0.6%	$111	31.5%

For the year ended December 31, 2011, other income and (expense) increased by $0.1 million compared to the prior year. This was primarily due to an increase in net interest income related to higher average yields on marketable securities during 2011.

Income Taxes  During the year ended December 31, 2011, our effective tax rate was 25.6%, compared to 34.9% for the year ended December 31, 2010. Our effective tax rate for the year ended December 31, 2011 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS. Our effective tax rate for the year ended December 31, 2010 differed from the statutory rate primarily because of the decrease in the tax basis of certain intangible assets and our foreign dividend inclusions, offset by a French research credit and a decrease in our valuation allowance related to foreign tax credits.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands):

	2011	2010
France (GPI SAS)	$5,454	$3,780
United States (GPIC and GPI USA)	(1,406)	2,793
Macau (GPI Asia)	643	(44)
Mexico (GPI Mexicana)	240	262
Total pre-tax income	$4,931	$6,791

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. In 2011 and 2010, these costs totaled $1.6 million and $2.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources  Historically, our primary source of liquidity and capital resources has been cash from operations. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, debt service, and litigation, as well as other potential cash requirements, such as any dividends or acquisitions, for our operations for a minimum of the next 12 months.

At December 31, 2011, we had $9.3 million in cash and cash equivalents and $14.9 million in marketable securities, totaling $24.2 million. Of this amount, $13.8 million is held by GPI SAS, $8.9 million is held by GPI USA, and $1.5 million is held by GPI Asia.

Working Capital (See Consolidated Balance Sheets)  The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2011	2010	Year to Year Change
Cash and cash equivalents	$9,282	$11,400	$(2,118)	(18.6%)
Working capital	28,492	26,757	1,735	6.5%
Current ratio	3.2	2.3

At December 31, 2011, working capital totaled $28.5 million, an increase of $1.7 million, or 6.5%, compared to working capital of $26.8 million at December 31, 2010. This increase is due to a decrease in current assets of $5.7 million, offset by a decrease in current liabilities of $7.5 million. The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $2.1 million and a decrease of marketable securities of $3.5 million. The decrease in current liabilities was due primarily to decreases in short-term borrowings of $6.7 million and accounts payable of $0.8 million.

Cash Flows (See Consolidated Statements of Cash Flows)  The following summarizes our cash flow (in thousands) for the years ended December 31:

	2011	2010	Year to Year Change
Operating Activities	$5,716	$8,731	$(3,015)	(34.5%)
Investing Activities	887	(4,748)	5,635	(118.7%)
Financing Activities	(8,544)	4,392	(12,936)	—
Effect of exchange rates	(177)	(213)	36	—
Net change	$(2,118)	$8,162	$(10,280)	—

Net cash provided by operations was $5.7 million during 2011, a decrease of $3.0 million, compared to $8.7 million for 2010. In 2011, $6.0 million of cash was provided by net income-related activities, offset by a decrease in operating assets (excluding cash) of $0.4 million and current liabilities of $0.6 million. In 2010, $6.9 million of cash was provided by net income-related activities and $1.9 million was provided by an increase in current liabilities, offset by a decrease in operating assets (excluding cash) of $0.1 million.

Our investing activities resulted in net cash provided of $0.9 million during 2011, an increase of $5.6 million, compared to net cash used by investing activities of $4.7 million in 2010. This increase in cash provided by investing activities is primarily attributable to an increase in net sales of marketable securities of $6.9 million during 2011 compared to 2010, offset by the $0.7 million acquisition of assets from OMC in April 2011 and a $0.6 million increase in cash spent on property and equipment.

Net cash used in financing activities was $8.5 million during 2011, an increase of $12.9 million in cash used compared to net cash provided in financing activities of $4.4 million during 2010. This increase in cash used in financing activities was due to the early payoff of a $7.0 million loan balance by GPI SAS in June 2011 and GPI SAS borrowing $6.6 million in short-term debt in 2010, offset by a $0.7 million reduction in repayment of long-term debt in 2010.

Debt

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) with a five-year term and at a fixed rate of 3.4% from a French bank. Principal and interest payments were made quarterly until March 2010, when the loan was paid in full.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank. The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France. This loan was paid in full in April 2010.

Facilities

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses the corporate and Las Vegas sales offices, as well as a warehouse and a graphics art department.

San Luis Rio Colorado, Mexico.  We manufacture casino chips, playing cards, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include a 34,000 square-foot leased facility, a 46,000 square-foot leased facility, and a 66,000 square-foot facility, which we own. The leased facilities are leased through December 2013 at the monthly rent amount of $0.35 per square foot or $28,000.

San Luis, Arizona.  In April 2010, we leased a 7,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through April 2012.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips, and a 15,000 square-foot administrative and sales building located nearby.

Macau S.A.R. China.  In February 2011, we leased a 2,000 square-foot sales office in Macau S.A.R. China through January 2013. In March 2011, we also leased a 7,600 square-foot warehouse in Macau S.A.R. China through February 2013.

Capital Expenditures  We plan to purchase approximately $0.4 million in property, plant, and equipment in 2012. In 2011, we purchased $1.7 million of property, plant, and equipment. Of that amount, $1.3 million was used to purchase machinery and equipment.

Cash Dividend  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2011 and 2010.

Backlog   At December 31, 2011, our backlog of signed orders for 2012 was $11.7 million, consisting of $4.3 million for GPI SAS, $4.7 million for GPI USA, and $2.7 million for GPI Asia. At December 31, 2010, our backlog of signed orders for 2011 was $17.0 million, consisting of $14.1 million for GPI SAS and $2.9 million for GPI USA.

Selected Quarterly Financial Information

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$17,821	$14,791	$13,834	$14,638	$61,084
Cost of revenues(1)	11,492	9,993	9,661	10,404	41,550
Gross profit	6,329	4,798	4,173	4,234	19,534
Selling, general, and administrative expenses(1)	3,827	3,693	3,716	3,830	15,066
Operating income	2,502	1,105	457	404	4,468
Other income, net	110	121	125	107	463
Income before income taxes	2,612	1,226	582	511	4,931
Income tax provision	883	318	105	(44)	1,262
Net income	$1,729	$908	$477	$555	$3,669
Net income per share:
Basic	$0.21	$0.11	$0.06	$0.07	$0.45
Diluted	$0.21	$0.11	$0.06	$0.07	$0.45

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$10,945	$19,906	$12,383	$16,641	$59,875
Cost of revenues(1)	7,233	11,264	8,265	11,199	37,961
Gross profit	3,712	8,642	4,118	5,442	21,914
Selling, general, and administrative expenses(1)	3,721	4,089	3,041	4,624	15,475
Operating income (loss)	(9)	4,553	1,077	818	6,439
Other income and (expense)	63	92	75	122	352
Income before income taxes	54	4,645	1,152	940	6,791
Income tax provision	17	1,979	391	(15)	2,372
Net income	$37	$2,666	$761	$955	$4,419
Net income per share:
Basic	$0.00	$0.33	$0.09	$0.12	$0.54
Diluted	$0.00	$0.32	$0.09	$0.12	$0.53

(1)	Certain 2010 amounts have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2011 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $268,000 for 2011 ($77,000, $187,000, $69,000 for first, second and fourth quarters, respectively, and $65,000 net from selling, general and administrative expenses to cost of revenues for third quarter) and $212,000, or 0.4% of revenues for 2010 ($41,000, $57,000, $54,000, $60,000 for first, second, third and fourth quarters, respectively).

Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2011 are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2011. Operating leases and contracts that are on a month-to-month basis are not included. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11.)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	0 – 1 years	2 – 3 years	4 – 5 years	Beyond
Purchase and other commitment obligations(1)	$3,238	$2,788	$350	$100	$—
Operating leases	1,191	544	499	148	—
Capital lease obligations	32	17	15	—	—
Total contractual cash obligations	$4,461	$3,349	$864	$248	$—

(1)	Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

Impact of Inflation  To date, inflation has not had a material effect on our operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow moving inventories; the valuation and amortizable lives of intangible assets; and the recoverability of deferred tax assets; require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, and information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Revenue Recognition

We receive revenues from the sales of our gaming products, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists
•	the price to the customer is fixed and determinable
•	delivery has occurred and any acceptance terms have been fulfilled
•	collection is reasonably assured

Determining whether these requirements have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period. In addition, we may enter into arrangements which include software and/or multiple elements or deliverables, such as RFID solutions, which include RFID equipment, embedded software licenses, and software maintenance services. In such cases, additional judgments and estimates are necessary to ensure the appropriate amounts of revenue are recorded for a given period.

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues and costs, as well as deferred revenue.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts receivable based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events, and historical experience. Additional amounts are recorded in the allowance based on our awareness of a particular customer’s ability to meet its financial obligations. A change in our estimates of the allowance for doubtful accounts could have a material adverse effect on our consolidated results of operations.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Additionally, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry-back years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to global tax laws, changes to statutory tax rates, and changes to future taxable income estimates.

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

We review all of our uncertain tax positions and make a determination as to whether our position is more likely than not to be sustained upon audit by taxing authorities. If a tax position meets this more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying tax issue.

If actual results differ unfavorably from estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or equity, as appropriate.

Recently Issued Accounting Standards

In December 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. This amendment defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Update 2011-5, Comprehensive Income (Topic 200): Presentation of Comprehensive Income, until the Board is able to reconsider those paragraphs. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the statement of operations, which together will make a statement of total comprehensive income or separate from the statement of operations, but the two statements will have to appear consecutively within a financial report. The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements, to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Our revenue recognition policy reflects the adoption of the new guidance, and adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605):   Multiple-Deliverable Revenue Arrangements, to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative-selling-price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Our revenue recognition policy reflects the adoption of the new guidance, and the adoption did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility. We are primarily exposed to foreign currency exchange risk.

There are two types of foreign currency exchange risks that we may be subject to: transaction and translation gains and losses. Foreign exchange transaction gains or losses are distinguished from translation gains or losses as follows: (i) transaction gains or losses are based on actual transactions that occur in a currency other than the functional currency of that entity, whereas, (ii) translation adjustments do not involve the movement of cash; they are accounting conversion calculations of an existing functional currency to a reporting currency.

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

The assets and liabilities of GPI SAS were translated into US dollars at the rate of exchange at December 31, 2011 and December 31, 2010. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions. These gains and losses are reflected in our statements of income. At December 31, 2011 and 2010, the US dollar to euro exchange rates were $1.2950 and $1.3362, respectively, which represents a 3% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2011 and 2010 were $1.3924 and $1.3275, respectively, which represents a 4.9% weaker dollar compared to the euro.

For GPI Mexicana and GPI Asia, the US dollar is the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in gain (loss) on foreign currency transactions.

Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred. From time to time we may enter into derivative currency contracts in order to hedge currency exposure.

Item 8.	Financial Statements and Supplementary Data.

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 29, 2012

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,282	$11,400
Marketable securities	14,867	18,350
Accounts receivable, net	5,976	6,838
Inventories	7,749	7,160
Prepaid expenses	1,015	790
Deferred income tax asset	893	949
Other current assets	1,564	1,578
Total current assets	41,346	47,065
Property and equipment, net	11,836	11,926
Intangibles, net	646	782
Deferred income tax asset	1,740	1,108
Inventories, non-current	160	496
Other assets, net	314	430
Total assets	$56,042	$61,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$17	$6,696
Accounts payable	2,376	3,216
Accrued liabilities	5,876	6,204
Customer deposits and deferred revenue	4,585	3,919
Income taxes payable, net	—	273
Total current liabilities	12,854	20,308
Long-term debt	15	32
Deferred income tax liability	689	491
Other liabilities	—	41
Total liabilities	13,558	20,872
Commitments and contingencies – see Note 11
Stockholders’ Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,207,077 and 8,187,764 issued and outstanding, respectively, as of December 31, 2011, and 8,207,077 and 8,199,016 issued and outstanding, respectively, as of December 31, 2010	82	82
Additional paid-in capital	19,401	19,196
Treasury stock at cost: 19,313 and 8,061 shares	(267)	(196)
Retained earnings	22,442	20,269
Accumulated other comprehensive income	826	1,584
Total stockholders’ equity	42,484	40,935
Total liabilities and stockholders’ equity	$56,042	$61,807

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2011	2010
Revenues	$61,084	$59,875
Cost of revenues	41,550	37,961
Gross profit	19,534	21,914
Marketing and sales	5,095	4,707
General and administrative	9,971	10,768
Operating income	4,468	6,439
Other income, net	463	352
Income before income taxes	4,931	6,791
Income tax provision	1,262	2,372
Net income	$3,669	$4,419
Earnings per share:
Basic	$0.45	$0.54
Diluted	$0.45	$0.53
Weighted-average shares of common stock outstanding:
Basic	8,199	8,199
Diluted	8,225	8,207

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2011 and 2010
(in thousands, except share amounts)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, January 1, 2010		8,199,016	$82	$18,985	$(196)	$17,346	$3,273	$39,490
Net income	$4,419	—	—	—	—	4,419	—	4,419
Stock compensation expense	—	—	—	211	—	—	—	211
Unrealized loss on securities, net of tax	(23)	—	—	—	—	—	(23)	(23)
Dividends paid ($0.1825 per share)	—	—	—	—	—	(1,496)	—	(1,496)
Amortization of pension transition asset, net of tax	(12)	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	(1,654)	—	—	—	—	—	(1,654)	(1,654)
Total comprehensive income	$2,730
Balance, December 31, 2010		8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	$3,669	—	—	—	—	3,669	—	3,669
Treasury stock purchase	—	(11,252)	—	—	(71)	—	—	(71)
Stock compensation expense	—	—	—	205	—	—	—	205
Unrealized gain on securities, net of tax	22	—	—	—	—	—	22	22
Dividends paid ($0.1825 per share)	—	—	—	—	—	(1,496)	—	(1,496)
Amortization of pension transition asset, net of tax	(12)	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	(768)	—	—	—	—	—	(768)	(768)
Total comprehensive income	$2,911
Balance, December 31, 2011		8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2011	2010
Cash Flows from Operating Activities
Net income	$3,669	$4,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,102	1,930
Amortization of intangible assets	203	119
Amortization of bond premium	14	—
Provision for bad debt	174	96
Deferred income taxes	(357)	212
Stock compensation expense	205	211
Loss on sale of property and equipment	13	2
(Gain) on sale of marketable securities	(43)	(64)
Change in operating assets and liabilities:
Accounts receivable	641	(136)
Inventories	(192)	819
Prepaid expenses and other current assets	(186)	(678)
Non-current other assets	122	(137)
Accounts payable	(839)	431
Customer deposits and deferred revenue	702	(466)
Accrued liabilities	(216)	2,227
Income taxes payable	(296)	(254)
Net cash provided by operating activities	5,716	8,731
Cash Flows from Investing Activities
Purchases of marketable securities	(28,803)	(26,832)
Proceeds from sale of marketable securities	32,026	23,129
Capital expenditures	(1,669)	(1,087)
Purchase of business assets	(718)	—
Proceeds from sale of property and equipment	51	42
Net cash provided by (used in) investing activities	887	(4,748)
Cash Flows from Financing Activities
Repayment of debt obligations	(6,977)	(749)
Proceeds from debt obligations	—	6,637
Repurchases of common stock	(71)	—
Dividends paid	(1,496)	(1,496)
Net cash (used in) provided by financing activities	(8,544)	4,392
Effect of exchange rate changes on cash	(177)	(213)
Net (decrease) increase in cash and cash equivalents	(2,118)	8,162
Cash and cash equivalents, beginning of period	11,400	3,238
Cash and cash equivalents, end of period	$9,282	$11,400
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$18
Cash paid for income taxes, net of refunds	$2,322	$1,872

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) has three operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products to licensed casinos in Europe, Asia, and Africa. GPI Asia has a sales office and a warehouse in Macau S.A.R. China and sells our casino products to licensed casinos in the Asia-Pacific region. Most of our products are sold directly to end-users; however, in some regions of the world we sell through agents.

GPIC is one of the leading manufacturers and suppliers of casino table game equipment in the world. We custom manufacture and supply gaming chips, table layouts, playing cards, gaming furniture and table accessories, dice, radio frequency identification device (RFID) readers and software, and roulette wheels, which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of gaming chips, gaming furniture, and RFID solutions. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions, and rebranding, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

The majority of our products are specifically designed and produced to meet our customer’s requirements, whether they are related to use, branding, aesthetic appeal, or security. Our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhances our competitive position. When a new casino opens, we strive to supply all the products in our line to operate the casino’s table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis as the new casino becomes part of our customer base.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments.  The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of short- and long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar maturities.

Marketable Securities.  We account for our investments in marketable securities as available-for-sale and, as such, they are recorded on our consolidated balance sheets at estimated fair value. Unrealized holding gains and losses are excluded from earnings and are, instead, reported within accumulated other comprehensive income.

Accounts Receivables and Customer Deposits.  We perform ongoing credit evaluations of our customers and generally require a deposit. These customer deposits are classified as a current liability on the consolidated balance sheets. We also maintain an allowance for doubtful accounts to state trade receivables at their estimated realizable value. This allowance applies to all customers and is estimated based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events, and historical experience. Additional amounts are recorded to the allowance based on our awareness of a particular customer’s potential inability to meet its financial obligations. Receivables are written-off when management determines that collectability is remote.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average method for GPI SAS and a first-in, first-out method for GPI USA and GPI Asia. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within one year is considered non-current inventory.

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

Long-lived and Intangible Assets.  The Company evaluates the carrying value of long-lived assets (including property and equipment and intangible assets) for possible impairment when events or change in circumstances indicate that the carrying value of an asset may not be recoverable. Intangible assets are tested for impairment annually each December 31. In general, we will recognize an impairment loss when the sum of undiscounted expected cash flows from the asset is less than the carrying amount of such asset. Intangible assets, such as patents and trademarks, are amortized using the straight-line method over their economic lives.

Capitalized Leases.  We include obligations from capitalized leases in our long- and short-term debt captions for financial statement purposes.

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

Income Taxes.  We recognize a current tax liability or asset for estimated taxes payable or refundable on tax returns for the current year and a deferred tax liability or asset for estimated future tax effects, attributable to temporary differences and carryforwards.

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

The Company reviews all of its tax positions and makes a determination as to whether its position is more likely than not to be sustained upon examination by tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability that the amount is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue.

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

The financial statements of GPI Asia are measured using the US dollar as its functional currency. At December 31, 2010, we had determined that the Macanese pataca was the functional currency; however, because of the volume of US dollar transactions, we determined that the US dollar would be more appropriate as the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income and expense in the consolidated statements of income.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess, and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets including intangible assets and goodwill; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims, and assessments. Actual results could differ from those estimates and assumptions.

Reclassifications.  Certain amounts for 2010 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2011 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

Recently Issued Accounting Standards.  In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. This amendment defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Update 2011-5, Comprehensive Income (Topic 200): Presentation of Comprehensive Income, until the Board is able to reconsider those paragraphs. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the statement of operations, which together will make a statement of total comprehensive income or separate from the statement of operations, but the two statements will have to appear consecutively within a financial report. The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Our revenue recognition policy reflects the adoption of the new guidance, and adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative-selling-price method. The new guidance includes new disclosure requirements on how the application of the relative-selling-price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Our revenue recognition policy reflects the adoption of the new guidance, and the adoption did not have a material impact on our consolidated financial statements.

Note 2. Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (OMC), a private French-based manufacturer of high-quality plastic injection molds. The acquisition is part of the Company’s overall acquisition strategy to use its cash position to acquire companies, products, or technologies that enable it to diversify and grow its product and service offerings. The Company completed the acquisition of OMC on April 6, 2011 for a total cash consideration of $0.7 million. We did not present pro-forma results of operations, actual results of operations from the acquisition date through December 31, 2011, or other disclosure, because the acquisition was not material. The consolidated statement of income for the year ended December 31, 2011 includes the results of OMC from the acquisition date.

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	2011			2010
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
France	$281	$13,500	$13,781	$710	$17,332	$18,042
United States	7,537	1,367	8,904	10,690	1,018	11,708
Macau S.A.R. China	1,464	—	1,464	—	—	—
	$9,282	$14,867	$24,149	$11,400	$18,350	$29,750

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	2011			2010
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposits	$12,537	$(1)	$12,536	$15,817	$—	$15,817
Bond mutual funds	1,942	—	1,942	1,336	—	1,336
Term bonds	390	(1)	389	686	(23)	663
Term notes	—	—	—	534	—	534
Total marketable securities	$14,869	$(2)	$14,867	$18,373	$(23)	$18,350

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2011, we had one customer that individually accounted for 28% of our accounts receivable balance. At December 31, 2010, we had two customers that individually accounted for 23% and 12% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2011	$208	$174	$(9)	$(7)	$366
2010	$220	$96	$(69)	$(39)	$208

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2011	2010
Raw materials	$3,762	$4,611
Work in progress	2,031	1,713
Finished goods	2,116	1,332
Total inventories	$7,909	$7,656

At December 31, 2011 and December 31, 2010, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows (in thousands):

	2011	2010
Current	$7,749	$7,160
Non-current	160	496
Total inventories	$7,909	$7,656

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2011	2010
Income tax-related assets	$626	$268
Refundable value-added tax	341	530
Deposits	165	488
Other	432	292
Total other current assets	$1,564	$1,578

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2011	2010
Land	$1,773	$1,782
Buildings and improvements	8,480	8,618
Furniture and equipment	19,003	18,180
Vehicles	493	511
	29,749	29,091
Less accumulated depreciation	(17,913)	(17,165)
Property and equipment, net	$11,836	$11,926

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,102,000 and $1,930,000, respectively.

Note 8. Intangible Assets

Intangible assets consist of the following at December 31 (in thousands):

	2011			2010
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(621)	$69	$690	$(609)	$81	13 – 14
Trademark	620	(143)	477	620	(94)	526	12
Licenses	225	(163)	62	225	(50)	175	1 – 3
Other intangible assets	65	(27)	38	—	—	—	5
Total intangible assets	$1,600	$(954)	$646	$1,535	$(753)	$782

In August 2010, the Company licensed certain RFID intellectual property and purchased certain software to converge high- and low-frequency RFID applications to improve functionality, security, and communications for a variety of casino management systems. In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the years ended December 31, 2011 and 2010 was $203,000 and $119,000, respectively. The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Year	Amortization Expense
2012	$107
2013	95
2014	68
2015	65
2016	59
Thereafter	252
Total	$646

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2011	2010
Accrued bonuses and commissions	$1,424	$1,758
Accrued salaries, wages, and related costs	1,114	1,167
Accrued litigation	1,023	970
Accrued vacation	677	766
Miscellaneous taxes	832	716
Other	806	827
Total accrued liabilities	$5,876	$6,204

Note 10. Debt and Pledged Assets

Short-term debt consists of the following at December 31 (in thousands):

	2011	2010
Line of credit	$—	$6,681
Current maturities of long-term debt	17	15
Total short-term debt	$17	$6,696

Long-term debt consists of the following at December 31 (in thousands):

	2011	2010
Capital leases	$32	$47
Total debt	32	47
Current maturities	(17)	(15)
Total long-term debt	$15	$32

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

In June 2006, GPI SAS borrowed 1.5 million euros (approximately $1.9 million in June 2006) with a five-year term and at a fixed rate of 3.4% from a French bank. Principal and interest payments were made quarterly until March 2010, when this loan was paid in full.

In May 2004, GPI SAS borrowed 350,000 euros (approximately $423,000 in May 2004) from a French bank. The loan had a fixed interest rate of 3.6% per annum, was due in May 2011, and was secured by a mortgage on the manufacturing facility in France. This loan was paid in full in April 2010.

Estimated annual principal maturities of debt and future minimum payments under capital lease obligations at December 31, 2011 are as follows (in thousands):

Year	Capital Leases
2012	$21
2013	16
Total	37
Less: amount representing interest	(5)
Total of present value of minimum lease payments and long-term debt	32
Less: current maturities	(17)
Total long-term portion of obligations	$15

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of buildings, storage, and equipment.

Operating lease expense for the years ended December 31, 2011 and 2010 was $605,000 and $501,000, respectively.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments (see Note 20) for the years ending December 31 (in thousands):

Year	Minimum Lease Payments
2012	$544
2013	424
2014	75
2015	75
2016	73
Total	$1,191

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS related to his termination of employment in November 2010. The complaint sought damages for unfair dismissal, legal fees, and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three-month-notice period in which they continue to be paid. The Company engaged counsel and has vigorously defended the matter. The matter was scheduled for a court hearing on January 23, 2012. Mr. Leparoux filed his pleadings on January 20, 2012, specifically claiming 600,000 euros (approximately $777,000) for unfair dismissal, 354,200 euros (approximately $459,000) for back pay, 35,420 euros (approximately $46,000) for compensation for unpaid holidays, and 32,500 euros (approximately $42,000) in other legal damages. At the January 23, 2012 hearing, the claim was dismissed by the Tribunal as the employee failed on three prior occasions to timely file pleadings in support of his claim. However, on February 1, 2012, Mr. Leparoux filed an identical claim before the Employment Tribunal of Dijon. The trial date is now scheduled for June 25, 2012.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies  – (continued)

We purchased certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $250,000 during the remaining life of the contract.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $463,000 as of December 31, 2011.

Note 12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2011	2010
Foreign currency translation	$819	$1,587
Unrealized (loss) on securities, net of tax	(1)	(23)
Unrecognized pension transition asset, net of tax	8	20
Total accumulated other comprehensive income	$826	$1,584

Note 13. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment-casino table game equipment products and chip authentication software. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit.

The following table presents certain data by geographic area for the years ended December 31 (in thousands):

	2011		2010
Revenues
Asia(1)	$32,574	53.3%	$22,524	37.6%
United States	22,098	36.2%	30,036	50.2%
Other(2)	3,597	5.9%	4,214	7.0%
Europe (includes Russia)	2,815	4.6%	3,101	5.2%
Total	$61,084	100.0%	$59,875	100.0%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Geographic and Product Line Information  – (continued)

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2011		2010
Casino chips:
American-style casino chips	$23,329	38.2%	$28,730	48.0%
European-style casino chips	17,899	29.3%	10,230	17.1%
Total casino chips	41,228	67.5%	38,960	65.1%
Playing cards	5,145	8.5%	4,882	8.2%
Table layouts	4,101	6.7%	4,340	7.2%
Table accessories and other products	3,017	5.0%	3,980	6.6%
Dice	2,161	3.5%	2,179	3.6%
Gaming furniture	2,098	3.4%	3,638	6.1%
RFID solutions	1,598	2.6%	—	0.0%
Shipping	1,736	2.8%	1,896	3.2%
Total	$61,084	100.0%	$59,875	100.0%

Revenues generated by GPI USA are primarily from casinos in the United States. Revenues generated by GPI SAS are primarily from casino chips sold to casinos in Europe, Asia, and Africa. Revenues generated by GPI Asia are primarily from casino chips and RFID Solutions sold to casinos in Asia. In 2011, we had two customers that individually accounted for 20% and 13% of revenues and, in 2010, we had one customer that accounted for 14% of revenues.

The following table represents our property and equipment by geographic area at December 31 (in thousands):

	2011	2010
France	$5,229	$5,495
United States	3,471	3,484
Mexico	3,066	2,947
Asia	70	—
Property and equipment, net	$11,836	$11,926

The following table represents our intangible assets by geographic area at December 31 (in thousands):

	2011	2010
United States	$609	$782
France	37	—
Property and equipment, net	$646	$782

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Pension Plans

For employees of GPI SAS, we sponsor a noncontributing defined-benefit pension plan (as required by French labor law) which funds a mandatory payment when they retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the twelve months prior to retirement. The following amounts relate to this defined-benefit pension plan at December 31 (in thousands):

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$300	$339
Service cost	25	25
Interest cost	14	15
Actuarial (gain)	(5)	(52)
Benefits paid	0	(3)
Effect of foreign exchange rate changes	(12)	(25)
Benefit obligation at end of year	322	299
Change in plan assets:
Fair value of plan assets at beginning of year	428	442
Actual return on plan assets	(10)	20
Benefits paid	0	(3)
Effect of foreign exchange rate changes	(12)	(31)
Fair value of plan assets at end of year	406	428
Funded status and prepaid benefit cost	$84	$129

Prepaid benefit costs of $84,000 and $129,000 were recognized in the consolidated balance sheets in other assets at December 31, 2011 and 2010, respectively.

Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2011	2010
Worldwide bond fund	$185	$186
European equity fund	103	128
Guaranteed rate fund	118	114
Fair value of plan assets at end of year	$406	$428

GPIC management is responsible for administering our investment strategy of growing plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, pension assets are diversified across several classes of investments. We did not make any contribution to the pension plan in either 2011 or 2010, and do not expect to make any contributions to the pension plan in 2012.

The weighted-average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2011	2010
Assumptions:
Discount rate	4.00%	4.20%
Rate of compensation increase	3.00%	3.00%

The accumulated benefit obligation was $219,000 and $195,000 as of December 31, 2011 and 2010, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Pension Plans  – (continued)

Net pension benefit consisted of the following for the years ended December 31 (in thousands):

	2011	2010
Service cost-benefits earned during the period	$25	$25
Interest expense on benefit obligation	14	15
Amortization of unrecognized transition asset	(19)	(18)
Actual loss (return) on plan assets	10	(20)
Actuarial gain	(5)	(52)
Net pension benefit (loss)	$25	$(50)

Projected benefit payments from the plan as of December 31, 2011 are estimated at zero for 2012 through 2015, and an aggregate of $97,000 for 2016 through 2021.

We also sponsor a 401(k) plan for employees in the United States who have worked for us for over six months and are 21 years of age or older. Company contributions to the plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the plan up to the lesser of the IRS annual limit or fifteen percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2011, and 2010 under the plan were $57,000 and $51,000, respectively.

Note 15. Stockholder’s Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions and/or pursuant to our trading plan adopted on December 30, 2011 in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. As of December 31, 2011, we repurchased a total of 11,252 shares at a cost of approximately $71,000, or a weighted-average price of $6.36 per share, under this program. The shares repurchased during the year ended December 31, 2011 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

As of March 21, 2012, we had repurchased an aggregate of approximately 57,000 shares of our common stock at a cost of approximately $387,000, or a weighted average price of $6.84 per share, under this program.

Note 16. Stock Option Programs and Share-based Compensation Expense

We have two active stock option programs which consist of the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan), and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an initial option to purchase 6,000 shares of common stock. The initial option grant vests over a three-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each year each non-employee director receives options to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors. Options granted after the initial option grant vest immediately and are exercisable after six months.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Option Programs and Share-based Compensation Expense  – (continued)

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2011 or 2010.

The Gronau Agreement granted to Mr. Gronau an option to purchase 150,000 shares of the Company’s common stock. The stock option has a ten-year term and vests over a five-year period as follows: 20,000 shares on the first anniversary of the date of the grant, 30,000 shares on each of the second, third, and fourth anniversaries, and 40,000 shares on the fifth anniversary of the date of grant. The Gronau Agreement was presented to and approved by the Company’s Board of Directors and subsequently approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 6, 2009.

The following is a summary of stock option activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	269,500	$7.82
Granted	30,000	6.55
Outstanding at December 31, 2010	299,500	7.69
Granted	22,000	7.11
Expired	(12,000)	9.73
Outstanding at December 31, 2011	309,500	$7.57	7.2	$22
Exercisable at December 31, 2011	193,500	$8.30	7.5	$ 22

For the years ended December 31, 2011 and 2010, there were no options exercised.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Dividends and expected volatility are based on historical factors related to our common stock. The risk-free rate is based on United States Treasury rates appropriate for the expected term, which is based on the contractual term of the options, as well as historical exercise and termination behavior.

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the periods indicated.

	2011	2010
Option valuation assumptions:
Dividend yield	0.7%	0.7%
Expected volatility	58.2%	63.9%
Risk-free interest rate	1.54%	2.06%
Expected term of options	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$3.66	$3.47

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2011	2010
Share-based compensation	$205	$211
Estimated tax benefit	(74)	(76)
Total share-based compensation, net of tax benefit	$131	$135

As of December 31, 2011, unrecognized compensation expense related to stock options totals $280,000 and is expected to be recognized as follows (in thousands):

Year	Amount
2012	$124
2013	118
2014	38
Total	$280

Note 17. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2011	2010
Interest income	$475	$301
Interest expense	(56)	(23)
(Loss) gain on foreign currency transactions	(11)	2
Other income, net	55	72
Total other income and (expense)	$463	$352

Note 18. Income Tax Matters

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2011	2010
Current:
US Federal	$(59)	$496
US State	3	136
Foreign	1,585	1,674
Total Current	1,529	2,306
Deferred:
US Federal	(452)	478
US State	(63)	67
Foreign	248	(479)
Total Deferred	(267)	66
Income tax provision	$1,262	$2,372

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Income Tax Matters  – (continued)

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2011	2010
Foreign	$6,337	$3,998
United States	(1,406)	2,793
Pre-tax income	$4,931	$6,791

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to the income before income taxes for the years ended December 31 is as follows:

	2011	2010
Computed expected income tax expense	34.0%	34.0%
Subpart F income adjustment	0.5%	0.0%
True-ups	0.4%	7.3%
Foreign rate differential (excl. Research Credit)	(2.9%)	0.3%
French Research Credit	(3.9%)	(2.7%)
Liability for unrecognized tax benefits	(0.9%)	0.0%
Other, net	(1.6%)	1.9%
Change in valuation allowance	0.0%	(17.2%)
Foreign dividends, net	0.0%	11.3%
Income tax expense	25.6%	34.9%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Operating loss carryforwards	$262	$81
Bad debt reserves and inventory	469	321
French deferred assets	444	533
Stock compensation	388	362
Fixed assets	517	435
Intangibles	144	176
Tax credits	3,247	3,159
Other	154	60
Total gross deferred tax assets	5,625	5,127
Less: valuation allowance	(2,992)	(3,070)
Total net deferred tax assets	2,633	2,057
Deferred tax liabilities:
French deferred liabilities	689	491
Total deferred tax liabilities	689	491
Deferred tax assets, net	$1,944	$1,566

For our investments in foreign subsidiaries, except for a cash dividend from GPI SAS in 2010, deferred taxes have not been provided on unrepatriated foreign earnings. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign earnings in foreign operations. The Company projects that it will have sufficient cash flow in the US and does not need to further repatriate the foreign

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Income Tax Matters  – (continued)

earnings to finance US operations. Based on this, deferred taxes have not been provided on unrepatriated foreign earnings in the amount of approximately $4.2 million, since we consider these foreign earnings to be permanently reinvested.

As of December 31, 2011, we had $3.2 million in available foreign tax credits. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of 10 years. The available foreign tax credits of $0.7 million, $1.3 million, and $1.2 million will expire in 2015, 2016, and 2017, respectively. As of December 31, 2011, we have a valuation allowance of $3.0 million related to these foreign tax credits due to the on-going uncertainty of future foreign source and US taxable income.

As of December 31, 2011, the Company has approximately $0.5 million of federal net operating loss. The net operating loss can be carried back for two years or carried forward and applied to offset taxable income for 20 years and will expire starting in 2031.

We have state net operating loss carryforwards which will expire in 2012 through 2031. The determination and utilization of these state net operating loss carryforwards depend upon apportionment percentages and the respective state laws, which can change from year to year. We continue to have a small valuation allowance related to certain state net operating loss carryforwards, which are expected to expire before utilization, due to decreased apportionment percentages in those states.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	2011	2010
Balance at beginning of year	$41	$45
Increases related to current year tax positions	—	—
Reductions due to settlements with taxing authorities	(41)	—
Foreign currency translation	—	(4)
Balance at end of year	$—	$41

GPI SAS was audited by the French Tax Administration for the tax years 2008 and 2009. The audit was completed in December 2011 and included the adjustment covered by the liability for unrecognized tax benefits recorded of $43,000, as well as additional tax, interest, and penalty of $6,000. The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes on the statement of income.

After the change described above regarding the resolution of the French Tax Administration audit, there are no unrecognized tax benefits as of December 31, 2011. The Company does not anticipate that the total amount of its unrecognized tax benefits will significantly change during the next twelve months.

We file income tax returns with the US Internal Revenue Service (IRS) and various states and foreign jurisdictions. With few exceptions, the tax years 2008 through 2011 remain open to examination under the statute of limitations by the IRS and various states for GPIC and GPI USA and 2010 and 2011 by the French Tax Administration for GPI SAS. As GPI Asia commenced operations in December of 2010, only 2010 and 2011 are open tax years for Macau S.A.R. China.

Note 19. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of assumed stock options. Potentially dilutive securities are not taken into account when their effect would be antidilutive.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Earnings per Share (EPS)  – (continued)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2011	2010
Weighted-average number of common shares outstanding – basic	8,199	8,199
Potential dilution from equity grants	26	8
Weighted-average number of common shares outstanding – diluted	8,225	8,207

We have certain outstanding stock options to purchase common stock which have an exercise price greater than the average market price. These antidilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. Outstanding antidilutive options for the years ended December 31, 2011 and 2010 amounted to 55,000 and 258,000, respectively.

Note 20. Related — Party Transactions

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that all information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America,

(3) provide reasonable assurance that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

(4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, are incorporated herein by reference.

Item 11.	Executive Compensation.

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We have no related party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (c) Exhibits

2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference Annex A to our definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the “Proxy Statement”) (SEC file no. 000-23588).
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement (SEC file no. 000-23588).
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated herein by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
3.03	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated herein by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007 (SEC file no. 000-23588).
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated herein by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
10.01	Gaming Partners International Corporation 1994 Directors’ Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to Appendix A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008 (SEC file no. 000-23588).*
10.02	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008 (SEC file no, 000-23588).*
10.03	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee, incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file no. 000-23588).
10.04	Stock Option Agreement with Gregory S. Gronau incorporated herein by reference to Appendix A of our definitive proxy statement dated April 6, 2009 filed with the SEC on April 6, 2009. (SEC file no. 000-23585)*
10.06	Letter Agreement with Gerald W. Koslow dated November 9, 2009, incorporated herein by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File no. 000-23588)*
10.07	Amendment to compensation of Gerald W. Koslow, described in our Current Report on Form 8-K filed on August 25, 2010 and our Current Report on Form 8-K filed on March 13, 2011.*
10.08	Agreement to pay severance to Laura McAllister Cox as described under the heading “Executive Compensation — Potential Payments upon Termination or Change in Control” in our definitive proxy statement dated April 5, 2010, filed with the SEC on April 6, 2010 (SEC file no. 000-23588).*
21.01	List of subsidiaries, incorporated herein by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2010 (SEC file no. 000-23588)
23.01	Consent of Moss Adams LLP.

31.10	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.00	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Government Gaming Regulation.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contracts or compensatory plans or arrangements.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 29, 2012	By: /s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	By: /s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 29, 2012	By: /s/ Gerald W. Koslow Gerald W. Koslow Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 29, 2012	By: /s/ Eric P. Endy Eric P. Endy Director
Date: March 29, 2012	By: /s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 29, 2012	By: /s/ Alain Thieffry Alain Thieffry Director
Date: March 29, 2012	By: /s/ Charles R. Henry Charles R. Henry Director
Date: March 29, 2012	By: /s/ Robert J. Kelly Robert J. Kelly Director
Date: March 29, 2012	By: /s/ Jean-Francois Lendais Jean-Francois Lendais Director