Form 10-Q
period 2012-03-31
Gaming Partners International CORP
filed 2012-05-10
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2012 was 8,127,075 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,430	$9,282
Marketable securities	13,128	14,867
Accounts receivable, net	6,001	5,976
Inventories	7,669	7,749
Prepaid expenses	891	1,015
Deferred income tax asset	807	893
Other current assets	2,386	1,564
Total current assets	41,312	41,346
Property and equipment, net	11,855	11,836
Intangibles, net	621	646
Deferred income tax asset	1,507	1,740
Inventories, non-current	113	160
Other assets, net	239	314
Total assets	$55,647	$56,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$-	$17
Accounts payable	2,702	2,376
Accrued liabilities	5,278	5,876
Customer deposits and deferred revenue	2,710	4,585
Income taxes payable	144	-
Total current liabilities	10,834	12,854
Long-term debt	-	15
Deferred income tax liability	710	689
Total liabilities	11,544	13,558
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,	-	-
none issued or outstanding
Common stock, authorized 30,000,000 shares, $.01 par value,
8,207,077 and 8,140,675 issued and outstanding, respectively, as of March 31, 2012, and 8,207,077 and 8,187,764 issued
and outstanding, respectively, as of December 31, 2011	82	82
Additional paid-in capital	19,453	19,401
Treasury stock, at cost: 66,402 and 19,313 shares	(595)	(267)
Retained earnings	23,713	22,442
Accumulated other comprehensive income	1,450	826
Total stockholders' equity	44,103	42,484
Total liabilities and stockholders' equity	$55,647	$56,042

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$15,425	$17,821
Cost of revenues	10,203	11,492
Gross profit	5,222	6,329

Marketing and sales	1,409	1,277
General and administrative	2,269	2,550
Operating income	1,544	2,502
Other income and (expense)	110	110
Income before income taxes	1,654	2,612
Income tax provision	383	883
Net income	$1,271	$1,729

Earnings per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21
Weighted-average shares of common stock outstanding:
Basic	8,169	8,199
Diluted	8,184	8,220

 See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,271	$1,729
Other comprehensive income:
Unrealized gain on securities, net of tax	2	2
Amortization of pension transition asset, net of tax	(3)	(3)
Foreign currency translation adjustment	625	1,031
Other comprehensive income, net of tax	624	1,030
Total other comprehensive income	$1,895	$2,759

  See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	-	-	-	-	1,729	-	1,729
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	58	-	-	-	58
Amortization of pension transition asset,
net of tax	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	-	1,031	1,031
Balance, March 31, 2011	8,199,016	$82	$19,254	$(196)	$21,998	$2,614	$43,752

Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	1,271	-	1,271
Repurchases of common stock	(47,089)	-	-	(328)	-	-	(328)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	52	-	-	-	52
Amortization of pension transition asset,
net of tax	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	-	625	625
Balance, March 31, 2012	8,140,675	$82	$19,453	$(595)	$23,713	$1,450	$44,103

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities
Net income	$1,271	$1,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	536	483
Amortization of intangible assets	27	52
Amortization of bond premium	5	-
Provision for bad debt	(63)	4
Deferred income taxes	330	76
Stock compensation expense	52	58
(Gain) on sale of property and equipment	(1)	(6)
(Gain) on sale of marketable securities	(5)	(5)
Change in operating assets and liabilities:
Accounts receivable	97	(1,480)
Inventories	211	(301)
Prepaid expenses and other current assets	(628)	440
Non-current other assets	80	(5)
Accounts payable	179	(489)
Customer deposits and deferred revenue	(1,917)	(937)
Accrued liabilities	(675)	169
Income taxes payable	145	421
Other current liabilities	(34)	-
Net cash (used in) provided by operating activities	(390)	209

Cash Flows from Investing Activities
Purchases of marketable securities	(5,376)	(4,717)
Proceeds from sale of marketable securities	7,486	3,720
Capital expenditures	(285)	(375)
Proceeds from sales of property and equipment	1	16
Net cash provided by (used in) investing activities	1,826	(1,356)

Cash Flows from Financing Activities
Repayment of debt obligations	(32)	(3)
Repurchases of common stock	(328)	-
Net cash (used in) financing activities	(360)	(3)
Effect of exchange rate changes on cash	72	48
Net increase (decrease) in cash and cash equivalents	1,148	(1,102)
Cash and cash equivalents, beginning of period	9,282	11,400
Cash and cash equivalents, end of period	$10,430	$10,298

Supplemental disclosures of cash flow information
Cash paid for interest	$6	$30
Cash paid for income taxes, net of refunds	$387	$332
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$131	$94

See notes to unaudited condensed consolidated financial statements.

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

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells our casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells our casino products to licensed casinos in Europe, Asia, and Africa. GPI Asia has a sales office and a warehouse in Macau S.A.R., China and sells our casino products to licensed casinos in the Asia region. Most of our products are sold directly to end-users; however, in some regions of the world we sell through agents.

Our business activities include the manufacture and supply of casino chips, table layouts, radio frequency identification device (RFID) solutions for casino currency, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps, and roulette.

Significant Accounting Policies

Basis of Consolidation and Presentation. The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2011.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Recently Issued Accounting Standards. Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These ASUs eliminate the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income, and total comprehensive income in a single continuous statement or in two separate, but consecutive, statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect our financial position, results of operations, or cash flows. We have presented the components of net income, the components of other comprehensive income, and total comprehensive income in two separate, but consecutive, statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements, is effective for fiscal quarters and years beginning on or after December 15, 2011, and did not have a material impact on our condensed consolidated financial statements.

Note 2. Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (OMC), a private French-based manufacturer of high-quality plastic injection molds. The acquisition is part of the Company's overall acquisition strategy to use its cash position to acquire companies, products, or technologies that enable it to diversify and grow its product and service offerings. The Company completed the acquisition of OMC on April 6, 2011 for a total cash consideration of $0.7 million. We did not present pro forma results of operations, actual results of operations from the acquisition date through December 31, 2011, or other similar disclosure, because the acquisition was not material.

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	March 31, 2012			December 31, 2011
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

France	$100	$11,764	$11,864	$281	$13,500	$13,781
United States	8,767	1,364	10,131	7,537	1,367	8,904
Macau S.A.R., China	1,563	-	1,563	1,464	-	1,464
	$10,430	$13,128	$23,558	$9,282	$14,867	$24,149

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, term bonds, and term notes (in thousands):

	March 31, 2012			December 31, 2011
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$12,285	$-	$12,285	$12,537	$(1)	$12,536
Bond mutual funds	459	-	459	1,942	-	1,942
Term bonds	383	1	384	390	(1)	389
Total marketable securities	$13,127	$1	$13,128	$14,869	$(2)	$14,867

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2012, we had one customer that individually accounted for 23% of our accounts receivable balance. At December 31, 2011, we had one customer that individually accounted for 28% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
March 31, 2012	$366	$(63)	$-	$4	$307

December 31, 2011	$208	$174	$(9)	$(7)	$366

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$4,128	$3,762
Work in progress	1,695	2,031
Finished goods	1,959	2,116
Total inventories	$7,782	$7,909

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our balance sheets is as follows (in thousands):

	March 31, 2012	December 31, 2011
Current	$7,669	$7,749
Non-current	113	160
Total inventories	$7,782	$7,909

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$1,782	$1,773
Buildings and improvements	8,616	8,480
Furniture and equipment	19,682	19,003
Vehicles	500	493
	30,580	29,749
Less accumulated depreciation	(18,725)	(17,913)
Property and equipment, net	$11,855	$11,836

Depreciation expense for the three months ended March 31, 2012 and 2011 was $536,000 and $483,000, respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(624)	$66	$690	$(621)	$69	13-14
Trademark	620	(154)	466	620	(143)	477	12
Licenses	225	(172)	53	225	(163)	62	1-3
Other intangibles	66	(30)	36	65	(27)	38	5
Total intangible assets	$1,601	$(980)	$621	$1,600	$(954)	$646

In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the three months ended March 31, 2012 and 2011 was $27,000 and $52,000, respectively.

Note 8. Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS, related to his termination of employment in November 2010. The complaint sought damages for unfair dismissal, legal fees, and unspecified damages for back pay. Under French law, terminated employees may be entitled to a dismissal indemnity or severance based on seniority and a three-month-notice period in which they continue to be paid.  The Company engaged counsel and has vigorously defended the matter. The matter was scheduled for a court hearing on January 23, 2012. Mr. Leparoux filed his pleadings on January 20, 2012, specifically claiming 600,000 euros (approximately $800,000 at March 31, 2012) for unfair dismissal, 354,200 euros (approximately $472,000 at March 31, 2012) for back pay, 35,420 euros (approximately $47,000 at March 31, 2012) for compensation for unpaid holidays, and 32,500 euros (approximately $43,000 at March 31, 2012) in other legal damages. At the January 23, 2012 hearing, the claim was dismissed by the Tribunal as Mr. Leparoux failed on three prior occasions to timely file pleadings in support of his claim. However, on February 1, 2012, Mr. Leparoux filed an identical claim before the Employment Tribunal of Dijon. The trial date is now scheduled for June 25, 2012.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations.

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

Note 9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation	$1,444	$819
Unrealized (loss) on securities, net of tax	1	(1)
Unrecognized pension transition asset, net of tax	5	8
Total accumulated other comprehensive income	$1,450	$826

Note 10. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game equipment products and chip authentication software. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit.

The following table presents our net sales by geographic area (in thousands):

	Three Months Ended
	March 31,
	2012		2011
Revenues
United States	$7,992	51.8%	$4,835	27.1%
Asia (1)	5,016	32.5%	11,437	64.2%
Europe (includes Russia)	1,955	12.7%	754	4.2%
Other (2)	462	3.0%	795	4.5%
Total	$15,425	100.0%	$17,821	100.0%

(1) Primarily Macau and Singapore

(2) Includes Canada, Australia, and countries in South America and Africa

The following table presents our net sales by product line (in thousands):

	Three Months Ended
	March 31,
	2012		2011
Casino chips
American-style casino chips	$8,008	51.9%	$6,408	36.0%
European-style casino chips	1,538	10.0%	6,974	39.1%
Total casino chips	9,546	61.9%	13,382	75.1%

Playing cards	1,325	8.5%	1,335	7.5%
Table layouts	1,172	7.6%	983	5.5%
Table accessories and other products	1,002	6.5%	730	4.0%
Gaming furniture	843	5.5%	419	2.4%
Dice	596	3.9%	517	2.9%
RFID solutions	408	2.6%	-	0.0%
Shipping	533	3.5%	455	2.6%
Total	$15,425	100.0%	$17,821	100.0%

Revenues generated by GPI USA are primarily from our product lines sold to casinos in the United States. Revenues generated by GPI SAS are primarily from casino chips sold to casinos in Europe, Asia, and Africa. Revenues by GPI Asia are primarily from casino chips and RFID solutions sold to casinos in the Asia region. In the first quarter of 2012, we had one customer that individually accounted for 22% of total revenues and, in the first quarter of 2011, we had two customers that accounted for 56% of total revenues.

The following table presents our property and equipment by geographic area (in thousands):

	March 31, 2012	December 31, 2011
Property and equipment, net:
France	$5,405	$5,229
United States	3,499	3,471
Mexico	2,878	3,066
Macau S.A.R., China	73	70
Total	$11,855	$11,836

The following table presents our intangible assets by geographic area (in thousands):

	March 31, 2012	December 31, 2011
Intangibles, net:
United States	$585	$609
France	36	37
Total	$621	$646

Note 11. Stockholder’s Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to our trading plan adopted on December 30, 2011 in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. Our 10b5-1 plan expires on May 15, 2012. During the quarter ended March 31, 2012, we repurchased an aggregate of approximately 47,000 shares of our common stock at a cost of approximately $328,000, or a weighted-average price of $6.85 per share, under this program. The shares repurchased during the quarter ended March 31, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. As of May 1, 2012, we had repurchased an aggregate of approximately 72,000 shares of our common stock at a cost of approximately $488,000, or a weighted-average price of $6.78 per share, under this program.

Note 12. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of stock options. Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted-average number of common shares outstanding - basic	8,169	8,199
Potential dilution from stock options	15	21
Weighted-average number of common shares outstanding - diluted	8,184	8,220

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors,” of the Company’s Form 10-K for the period ended December 31, 2011.

For a company overview and information on our products, as well as general information, see Item 1. “Business,” of the Company’s Form 10-K for the period ended December 31, 2011.

Overview of our Business

We manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line, with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also hold inventory at a warehouse in San Luis, Arizona and at our Las Vegas, Nevada headquarters.

•	GPI SAS sells internationally out of Beaune, France, with most sales in Europe, Asia, and Africa. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia sells chips, plaques, and jetons, as well as RFID solutions for casino currency, out of Macau S.A.R., China, in the Asia region, with such products being manufactured in our plants in France and Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at March 31, 2012 and December 31, 2011, respectively, was as follows:

	GPI USA	GPI SAS	GPI Asia	Total
March 31, 2012	$6.0	$0.8	$5.0	$11.8
December 31, 2011	$4.7	$4.3	$2.7	$11.7

Additionally, the Company announced on April 30, 2012, that it had received three orders to supply casino chips totaling approximately $4.7 million from Venetian Macau Limited’s Sands Macau and Sands® Cotai Central properties, and from the Grand Lisboa property owned by Sociedade de Jogos de Macau, S.A.

Overview of our Industry

Despite the economic downturn in certain markets, the global gaming industry continues to provide gaming suppliers like us with growth opportunities. As the industry's top performing region, Asia accounts for the most significant product sales opportunities, as casinos in Macau and Singapore consistently post record quarters driven by growing player demand. Additionally, casinos in other Asian countries, like Malaysia and Vietnam, as well as in Australia, are expected to be opening or replacing chips during 2012 and beyond.

While we saw a decrease in chip sales in Asia in the first quarter of 2012, compared to the first quarter of 2011, we see opportunities for significant sales for the remainder of 2012 in Asia, including the $4.7 million in orders from three Macau casinos that we announced on April 30, 2012.

Looking beyond Asia, established gaming regions, like Europe and North America, also possess opportunities for sales growth as existing casinos pursue rebranding initiatives or expansions, and new markets, like Ohio and Maine, commence legalized table gaming operations in 2012.

We will continue to pursue potential strategic acquisitions and partnerships to grow our business. However, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the first quarter of 2012, our revenues were $15.4 million, a decrease of $2.4 million, or 13.4%, compared to revenues of $17.8 million for the same period of 2011.  For the first quarter of 2012, our net income was $1.3 million, a decrease of $0.5 million, or 26.5%, compared to net income of $1.7 million for the first quarter of 2011.

GPI SAS uses the euro as its functional currency. At March 31, 2012 and December 31, 2011, the US dollar to euro exchange rates were $1.3340 and $1.2950, respectively, which represents a 3.0% weaker dollar compared to the euro for the current period. The average exchange rates for the three months ended March 31, 2012 and 2011 were $1.3110 and $1.3667, respectively, which represents a 4.1% stronger dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At March 31, 2012 and December 31, 2011, the Mexican peso to US dollar exchange rates were 12.85 and 13.98, respectively, which represents a 8.1% weaker dollar compared to the peso. The average exchange rates for the three months ended March 31, 2012 and 2011 were 13.02 pesos and 12.09 pesos to the US dollar, respectively, which represents a 7.7% stronger dollar compared to the Mexican peso.

Other Matters

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to our trading plan adopted on December 30, 2011 in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. Our 10b5-1 plan expires on May 15, 2012. During the quarter ended March 31, 2012, we repurchased an aggregate of approximately 47,000 shares of our common stock at a cost of approximately $328,000, or a weighted-average price of $6.85 per share, under this program. The shares repurchased during the quarter ended March 31, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. As of May 1, 2012, we had repurchased an aggregate of approximately 72,000 shares of our common stock at a cost of approximately $488,000, or a weighted-average price of $6.78 per share, under this program.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period Change
Revenues	$15,425	100.0%	$17,821	100.0%	$(2,396)	(13.4)%
Cost of revenues	10,203	66.1%	11,492	64.5%	(1,289)	(11.2)%
Gross profit	5,222	33.9%	6,329	35.5%	(1,107)	(17.5)%
Selling, general, and administrative	3,678	23.8%	3,827	21.5%	(149)	(3.9)%
Operating income	1,544	10.1%	2,502	14.0%	(958)	(38.3)%
Other income and (expense)	110	0.7%	110	0.6%	-	0.0%
Income before income taxes	1,654	10.8%	2,612	14.6%	(958)	(36.7)%
Income tax provision	383	2.5%	883	5.0%	(500)	(56.6)%
Net income	$1,271	8.3%	$1,729	9.6%	$(458)	(26.5)%

The following table presents certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period Change
Revenues
United States	$7,992	51.8%	$4,835	27.1%	$3,157	65.3%
Asia (1)	5,016	32.5%	11,437	64.2%	(6,421)	(56.1)%
Europe (includes Russia)	1,955	12.7%	754	4.2%	1,201	159.3%
Other (2)	462	3.0%	795	4.5%	(333)	(41.9)%
Total	$15,425	100.0%	$17,821	100.0%	$(2,396)	(13.4)%

(1)	Primarily Macau and Singapore.
(2)	Includes Canada, Australia, and countries in South America and Africa

The following table presents the Company’s revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period Change
Casino chips
American-style casino chips	$8,008	51.9%	$6,408	36.0%	$1,600	25.0%
European-style casino chips	1,538	10.0%	6,974	39.1%	(5,436)	(77.9)%
Total casino chips	9,546	61.9%	13,382	75.1%	(3,836)	(28.7)%

Playing cards	1,325	8.5%	1,335	7.5%	(10)	(0.7)%
Table layouts	1,172	7.6%	983	5.5%	189	19.2%
Table accessories and other products	1,002	6.5%	730	4.0%	272	37.3%
Gaming furniture	843	5.5%	419	2.4%	424	101.2%
Dice	596	3.9%	517	2.9%	79	15.3%
RFID solutions	408	2.6%	-	0.0%	408	0.0%
Shipping	533	3.5%	455	2.6%	78	17.1%
Total	$15,425	100.0%	$17,821	100.0%	$(2,396)	(13.4)%

Comparison of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues. For the three months ended March 31, 2012, revenues were $15.4 million, a decrease of $2.4 million, or 13.4%, compared to revenues of $17.8 million in 2011. The net decrease in revenues was primarily due to the following:

•	a $5.4 million decrease in sales of European-style casino chips for Asian casinos in the first quarter of 2012, compared to the first quarter of 2011, when the Company had significant sales to the Galaxy ™ and SJM casinos in Macau; partially offset by

•	a $1.9 million increase in sales of Paulson chips to casinos in the United States; and

•	a $0.7 million increase in sales of furniture and accessories to casinos in the United States.

Cost of Revenues. For the three months ended March 31, 2012, cost of revenues was $10.2 million, a decrease of $1.3 million, or 11.2%, compared to cost of revenues of $11.5 million for 2011. As a percentage of revenues, our cost of revenues increased to 66.1% in 2012, compared to 64.5% in 2011.

Gross Profit. For the three months ended March 31, 2012, gross profit was $5.2 million, a decrease of $1.1 million, or 17.5%, compared to gross profit of $6.3 million for 2011. As a percentage of revenues, our gross profit decreased from 35.5% to 33.9%. This gross profit percentage decrease was primarily related to the sale of lower volumes of European-style chips in Asia in the first quarter of 2012. This resulted in the absorption of overhead over these lower sales volumes. This gross profit decrease was partially offset by an increase in the sale of higher-margin Paulson chips to casinos in the United States in the first quarter of 2012 compared to the same period in 2011.

Selling, General, and Administrative Expenses. The following table presents the selling, general, and administrative expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period Change

Marketing and sales	$1,409	9.1%	$1,277	7.2%	$132	10.3%
General and administrative	2,269	14.7%	2,550	14.3%	(281)	(11.0)%
Total selling, general, and
administrative expenses	$3,678	23.8%	$3,827	21.5%	$(149)	(3.9)%

For the three months ended March 31, 2012, selling, general, and administrative expenses were $3.7 million, a decrease of $0.1 million, or 3.9%, compared to selling, general, and administrative expenses of $3.8 million during the same period in 2011. Selling, general, and administrative expenses increased as a percent of revenue to 23.8% in the first three months of 2012 from 21.5% in the same period in 2011.

Marketing and sales expenses increased by $0.1 million during the first quarter of 2012, compared to the same period in 2011. This increase is primarily due to an increase of $0.1 million in compensation costs related to the Company’s global marketing program.

General and administrative expenses decreased by $0.3 million during the first quarter of 2012, compared to the same period in 2011. This is primarily due to decreases of $0.1 million in compensation costs, $0.1 million in bad debt expense, and $0.1 million in gaming licenses.

Other Income and (Expense). The following table presents other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period Change
Interest income	$122	0.8%	$123	0.7%	$(1)	(0.8)%
Interest expense	(1)	0.0%	(29)	(0.2)%	28	(96.6)%
Gain on foreign currency transactions	(18)	(0.1)%	10	0.1%	(28)	(280.0)%
Other income, net	7	0.0%	6	0.0%	1	16.7%
Total other income and (expense)	$110	0.7%	$110	0.6%	$-	0.0%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2012 was 23.16% , compared to the effective income tax rate of 33.81% for the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2012 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of March 31, 2012, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. Other potential sources of capital include, but are not limited to, marketable securities and potential bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, and litigation, as well as other potential cash requirements, such as any dividends or acquisitions, for our operations for a minimum of the next 12 months.

At March 31, 2012, we had $10.4 million in cash and cash equivalents and $13.1 million in marketable securities, totaling $23.5 million. Of this amount, $11.9 million is held by GPI SAS, $10.0 million is held by GPI USA, and $1.6 million is held by GPI Asia.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio:

	March 31,	December 31,
	2012	2011	Period-to-Period Change
Cash and cash equivalents	$10,430	$9,282	$1,148	12.4%
Marketable securities	13,128	14,867	(1,739)	(11.7)%
Working capital	30,478	28,492	1,986	7.0%
Current ratio	3.8	3.2

At March 31, 2012, working capital totaled $30.5 million, an increase of $2.0 million, or 7.0%, compared to working capital of $28.5 million at December 31, 2011. This increase is due to a decrease in current assets of $34,000, offset by a decrease in current liabilities of $2.0 million. The decrease in current assets was due primarily to a decrease in marketable securities of $1.7 million and a decrease in prepaid expenses of $0.1 million, offset by an increase of $1.1 million in cash and cash equivalents and an increase of $0.8 million in other current assets. The decrease in current liabilities was due primarily to a decrease in customer deposits and deferred revenue of $1.9 million and a decrease in accrued liabilities of $0.6 million, offset by an increase in accounts payable of $0.3 million and an increase in income taxes payable of $0.1 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2012	2011	Change

Operating activities	$(390)	$209	$(599)
Investing activities	1,826	(1,356)	3,182
Financing activities	(360)	(3)	(357)
Effect of exchange rates	72	48	24
Net change	$1,148	$(1,102)	$2,250

Net cash flows used by operating activities was $0.4 million during the three months ended March 31, 2012, a decrease of $0.6 million, compared to net cash flows provided of $0.2 million for 2011. This decrease in cash flows used was based on the timing of working capital changes.

Net cash flows provided by investing activities was $1.8 million during the three months ended March 31, 2012, an increase of $3.2 million, compared to net cash flows used by investing activities of $1.4 million during the same period in 2011. This increase in cash flows resulting from investing activities is primarily attributable to an increase in net sales of marketable securities of $3.1 million during the three months ended March 31, 2012, compared to the same period in 2011.

Net cash flows used in financing activities was $0.4 million during the three months ended March 31, 2012, an increase of $0.4 million compared to net cash flows used in financing activities of $3,000 during the same period in 2011. This increase in cash flows used in financing activities was primarily due to the repurchase of common stock of $0.3 million and the repayment of debt obligations for $32,000 during the three months ended March 31, 2012, with no comparative activity for the same period in 2011.

Debt. In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million in December 2010) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

Capital Expenditures. We plan to purchase approximately $0.5 million in property, plant, and equipment during the remainder of 2012.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2011.

Backlog. At March 31, 2012, our backlog of signed orders for 2012 was $11.8 million, consisting of $0.8 million for GPI SAS, $6.0 million for GPI USA, and $5.0 million for GPI Asia. At December 31, 2011, our backlog of signed orders for 2012 was $11.7 million, consisting of $4.3 million for GPI SAS, $4.7 million for GPI USA, and $2.7 million for GPI Asia.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended March 31, 2012.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors,” of the Company’s Form 10-K for the period ended December 31, 2011.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2012, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by us by month during the first quarter of 2012 under our stock repurchase program:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to 31	2,941	$6.16	2,941	395,758
February 1 to 29	29,440	$7.00	29,440	366,318
March 1 to 31	14,708	$7.05	14,708	351,610
Total	47,089	$6.85	47,089

(1) On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to our trading plan adopted on December 30, 2011, in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. Our 10b5-1 plan expires on May 15, 2012. During the quarter ended March 31, 2012, we repurchased an aggregate of approximately 47,000 shares of our common stock at a cost of approximately $328,000, or a weighted-average price of $6.85 per share, under this program. The shares repurchased during the quarter ended March 31, 2012, were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. As of May 1, 2012, we had repurchased an aggregate of approximately 72,000 shares of our common stock at a cost of approximately $488,000, or a weighted-average price of $6.78 per share, under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

**XBRL information furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 10, 2012	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer

