Form 10-Q
period 2012-06-30
Gaming Partners International CORP
filed 2012-08-09
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2012 was 8,107,304 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,688	$9,282
Marketable securities	13,060	14,867
Accounts receivable, net	4,285	5,976
Inventories	7,845	7,749
Prepaid expenses	766	1,015
Deferred income tax asset	617	893
Other current assets	2,321	1,564
Total current assets	41,582	41,346
Property and equipment, net	11,373	11,836
Intangibles, net	592	646
Deferred income tax asset	2,047	1,740
Inventories, non-current	383	160
Other assets, net	255	314
Total assets	$56,232	$56,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$-	$17
Accounts payable	2,660	2,376
Accrued liabilities	4,020	5,876
Customer deposits and deferred revenue	3,979	4,585
Income taxes payable	369	-
Total current liabilities	11,028	12,854
Long-term debt	-	15
Deferred income tax liability	661	689
Total liabilities	11,689	13,558
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 8,108,304 issued and outstanding, respectively, as of June 30, 2012, and 8,207,077 and 8,187,764 issued and outstanding, respectively, as of December 31, 2011	82	82
Additional paid-in capital	19,493	19,401
Treasury stock, at cost: 98,773 and 19,313 shares	(807)	(267)
Retained earnings	25,524	22,442
Accumulated other comprehensive income	251	826
Total stockholders' equity	44,543	42,484
Total liabilities and stockholders' equity	$56,232	$56,042

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$13,030	$14,791	$28,455	$32,612
Cost of revenues	8,291	9,993	18,494	21,485
Gross profit	4,739	4,798	9,961	11,127

Marketing and sales	1,215	1,292	2,623	2,569
General and administrative	1,759	2,401	4,028	4,951
Operating income	1,765	1,105	3,310	3,607
Other income and (expense)	17	121	127	231
Income before income taxes	1,782	1,226	3,437	3,838
Income tax (benefit) / provision	(28)	318	355	1,201
Net income	$1,810	$908	$3,082	$2,637

Earnings per share:
Basic	$0.22	$0.11	$0.38	$0.32
Diluted	$0.22	$0.11	$0.38	$0.32
Weighted-average shares of common stock outstanding:
Basic	8,122	8,199	8,146	8,199
Diluted	8,134	8,225	8,162	8,223

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$1,810	$908	$3,082	$2,637
Other comprehensive income:
Unrealized gain on securities, net of tax	0	7	2	9
Amortization of pension transition asset, net of tax	(3)	(3)	(6)	(6)
Foreign currency translation adjustment	(1,196)	277	(571)	1,308
Other comprehensive (loss) / income, net of tax	(1,199)	281	(575)	1,311
Total other comprehensive income	$611	$1,189	$2,507	$3,948

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	-	-	-	-	2,637	-	2,637
Unrealized gain on securities, net of tax	-	-	-	-	-	9	9
Stock compensation expense	-	-	102	-	-	-	102
Amortization of pension transition asset, net of tax	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	-	-	-	-	-	1,308	1,308
Balance, June 30, 2011	8,199,016	$82	$19,298	$(196)	$22,906	$2,895	$44,985

Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	3,082	-	3,082
Repurchases of common stock	(79,460)	-	-	(540)	-	-	(540)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	92	-	-	-	92
Amortization of pension transition asset, net of tax	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	-	-	-	-	-	(571)	(571)
Balance, June 30, 2012	8,108,304	$82	$19,493	$(807)	$25,524	$251	$44,543

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities
Net income	$3,082	$2,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,074	1,020
Amortization of intangible assets	54	123
Amortization of bond premium	10	-
Provision for bad debt	(100)	(17)
Deferred income taxes	(49)	3
Stock compensation expense	92	102
Loss (gain) on sale of property and equipment	1	(6)
(Gain) on sale of marketable securities	(7)	(13)
Change in operating assets and liabilities:
Accounts receivable	1,788	1,987
Inventories	(440)	(1,307)
Prepaid expenses and other current assets	(540)	683
Non-current other assets	54	20
Accounts payable	288	(928)
Customer deposits and deferred revenue	(604)	415
Accrued liabilities	(403)	(334)
Income taxes payable	369	(70)
Other current liabilities	(1,385)	-
Net cash provided by operating activities	3,284	4,315

Cash Flows from Investing Activities
Purchases of marketable securities	(10,579)	(12,681)
Proceeds from sale of marketable securities	12,014	15,075
Capital expenditures	(742)	(700)
Purchase of business assets	-	(718)
Proceeds from sales of property and equipment	29	27
Net cash provided by investing activities	722	1,003

Cash Flows from Financing Activities
Repayment of debt obligations	(32)	(7,021)
Repurchases of common stock	(540)	-
Net cash (used in) financing activities	(572)	(7,021)
Effect of exchange rate changes on cash	(28)	84
Net increase (decrease) in cash and cash equivalents	3,406	(1,619)
Cash and cash equivalents, beginning of period	9,282	11,400
Cash and cash equivalents, end of period	$12,688	$9,781

Supplemental disclosures of cash flow information
Cash paid for interest	$1	$46
Cash paid for income taxes, net of refunds	$687	$1,400
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$75	$31

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) has three operating subsidiaries, Gaming Partners International USA, Inc. (GPI USA), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). In addition, GPI USA owns GPI Mexicana S.A. de C.V. (GPI Mexicana), a manufacturing subsidiary. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco. GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling stockholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.”

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells casino products to licensed casinos primarily in the United States and Canada. GPI SAS has a sales office in Beaune, France and sells casino products to licensed casinos in Europe, and Africa. GPI Asia has a sales office in Macau S.A.R., China and sells casino products primarily to licensed casinos in the Asia Pacific region. Most of our products are sold directly to end-users; however, in some regions of the world, we sell through agents.

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

Reclassifications. Certain amounts for the three months ended and six months ended 2011 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2012 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	June 30, 2012			December 31, 2011
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

France	$1,202	$12,570	$13,772	$281	$13,500	$13,781
United States	10,555	490	11,045	7,537	1,367	8,904
Macau S.A.R., China	931	-	931	1,464	-	1,464
	$12,688	$13,060	$25,748	$9,282	$14,867	$24,149

Available-for-sale marketable securities consist of investments in securities, such as certificates of deposit offered by French and US banks, bond mutual funds, and term bonds (in thousands):

	June 30, 2012			December 31, 2011
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$10,803	$-	$10,803	$12,537	$(1)	$12,536
Bond mutual funds	2,257	-	2,257	1,942	-	1,942
Term bonds	-	-	-	390	(1)	389
Total marketable securites	$13,060	$-	$13,060	$14,869	$(2)	$14,867

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At June 30, 2012, we had two customers that individually accounted for 26% and 15% of our accounts receivable balance, respectively. At December 31, 2011, we had one customer that individually accounted for 28% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
June 30, 2012	$366	$(100)	$-	$(1)	$265

December 31, 2011	$208	$174	$(9)	$(7)	$366

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$4,134	$3,762
Work in progress	2,133	2,031
Finished goods	1,961	2,116
Total inventories	$8,228	$7,909

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2012	December 31, 2011
Current	$7,845	$7,749
Non-current	383	160
Total inventories	$8,228	$7,909

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$1,765	$1,773
Buildings and improvements	8,409	8,480
Furniture and equipment	19,435	19,003
Vehicles	427	493
	30,036	29,749
Less accumulated depreciation	(18,663)	(17,913)
Property and equipment, net	$11,373	$11,836

Depreciation expense for the three months ended June 30, 2012 and 2011 was $538,000 and $537,000, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $1,074,000 and $1,020,000, respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(627)	$63	$690	$(621)	$69	13-14
Trademark	620	(167)	453	620	(143)	477	12
Licenses	225	(181)	44	225	(163)	62	1-3
Other intangibles	63	(31)	32	65	(27)	38	5
Total intangible assets	$1,598	$(1,006)	$592	$1,600	$(954)	$646

In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the three months ended June 30, 2012 and 2011 was $27,000 and $52,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2012 and 2011 was $54,000 and $123,000, respectively.

Note 8. Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS, related to his termination of employment in November 2010. The complaint sought damages for unfair dismissal, legal fees, and back pay. The Court dismissed the complaint on January 23, 2012; however, on February 1, 2012, Mr. Leparoux filed an identical claim before the Employment Tribunal of Dijon. The trial date scheduled for June 25, 2012 was adjourned and the parties subsequently entered into a settlement agreement on June 28, 2012, by which the parties agreed to a full, final and unconditional settlement and waiver of all rights to pursue legal action. The net settlement was significantly lower than plaintiff’s claim of approximately 1.0 million euros (approximately $1.3 million) and we recognized a credit against previously accrued legal expenses at June 30, 2012. The claims will formally be dismissed by the Tribunal of Dijon on or after September 3, 2012.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations.

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute RFID gaming chips, RFID equipment, and software worldwide under patents for a gaming chip tracking system and method that utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015. Cumulative minimum net annual royalty payments are $375,000.

We purchased certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $250,000 during the remaining life of the contract.

Note 9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation	$248	$819
Unrealized gain / (loss) on securities, net of tax	1	(1)
Unrecognized pension transition asset, net of tax	2	8
Total accumulated other comprehensive income	$251	$826

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	June 30,
	2012		2011
Revenues
United States	$7,112	54.6%	$6,070	41.0%
Asia Pacific (1)	2,951	22.6%	6,934	46.9%
Europe (includes Russia)	832	6.4%	841	5.7%
Other (2)	2,135	16.4%	946	6.4%
Total	$13,030	100.0%	$14,791	100.0%

(1)	Primarily Macau
(2)	Includes Canada, Australia, and countries in South America and Africa

	Six Months Ended
	June 30,
	2012		2011
Revenues
United States	$15,102	53.1%	$10,905	33.4%
Asia Pacific (1)	7,968	28.0%	18,372	56.4%
Europe (includes Russia)	2,788	9.8%	1,594	4.9%
Other (2)	2,597	9.1%	1,741	5.3%
Total	$28,455	100.0%	$32,612	100.0%

(1)	Primarily Macau
(2)	Includes Canada, Australia, and countries in South America and Africa

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	June 30,
	2012		2011
Casino chips
American-style casino chips	$5,807	44.6%	$5,169	35.1%
European-style casino chips	2,125	16.3%	3,997	27.0%
Total casino chips	7,932	60.9%	9,166	62.1%

Playing cards	1,453	11.2%	1,262	8.5%
Table layouts	1,149	8.8%	1,058	7.2%
Table accessories and other products	765	5.8%	720	4.8%
Gaming furniture	660	5.1%	579	3.9%
Dice	540	4.1%	582	3.9%
RFID solutions	157	1.2%	965	6.5%
Shipping	374	2.9%	459	3.1%
Total	$13,030	100.0%	$14,791	100.0%

	Six Months Ended
	June 30,
	2012		2011
Casino chips
American-style casino chips	$13,814	48.5%	$11,577	35.4%
European-style casino chips	3,664	12.9%	10,971	33.6%
Total casino chips	17,478	61.4%	22,548	69.0%

Playing cards	2,778	9.7%	2,597	8.0%
Table layouts	2,321	8.2%	2,041	6.3%
Table accessories and other products	1,767	6.2%	1,341	4.1%
Gaming furniture	1,503	5.3%	998	3.1%
Dice	1,136	4.0%	1,100	3.4%
RFID solutions	565	2.0%	1,074	3.3%
Shipping	907	3.2%	913	2.8%
Total	$28,455	100.0%	$32,612	100.0%

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment, net:
France	$4,930	$5,229
United States	3,272	3,471
Mexico	3,112	3,066
Macau S.A.R., China	59	70
Total	$11,373	$11,836

The following table presents our intangible assets by geographic area (in thousands):

	June 30, 2012	December 31, 2011
Intangibles, net:
United States	$560	$609
France	32	37
Total	$592	$646

Note 11. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase program does not specify an expiration date, and it may be suspended or discontinued at any time.

During the quarter ended June 30, 2012, we repurchased approximately 32,000 shares of our common stock at a cost of approximately $212,000, or a weighted-average price of $6.55 per share. During the six months ended June 30, 2012, we repurchased approximately 79,000 shares of our common stock at a cost of approximately $540,000, or a weighted-average price of $6.80 per share. As of June 30, 2012, approximately 319,000 shares remained outstanding for repurchase under this program.

Note 12. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of stock options. Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average number of common shares outstanding - basic	8,122	8,199	8,146	8,199
Potential dilution from stock options	12	26	16	24
Weighted-average number of common shares outstanding - diluted	8,134	8,225	8,162	8,223

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

Overview of our Business

We manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, chip inventory software applications and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line, with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of Beaune, France. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia sells and distributes chips, plaques, and jetons, as well as RFID solutions for casino currency, out of Macau S.A.R., China, in the Asia Pacific region, with such products being manufactured in our plants in France and Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at June 30, 2012 and June 30, 2011, was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
June 30, 2012	$3.6	$1.4	$7.5	$12.5
June 30, 2011	$5.3	$8.5	$0.3	$14.1

Despite the economic downturn in certain markets, the global gaming industry continues to provide gaming suppliers like us with growth opportunities. As the industry's top performing region, Asia Pacific accounts for the most significant product sales opportunities. While we saw a decrease in chip sales in Asia Pacific in the first six months of 2012, compared to the first six months of 2011, we have a backlog of signed replacement and expansion orders and other potential sales, particularly in Asia Pacific, to drive stronger revenue performance in the second half of the year.

Looking beyond Asia Pacific, established gaming regions, like Europe and North America, also possess opportunities for sales as existing casinos pursue rebranding initiatives or expansions, and new markets, like Ohio, commence legalized table gaming operations in 2012.

We will continue to pursue potential strategic acquisitions and partnerships to grow our business. However, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the second quarter of 2012, our revenues were $13.0 million, a decrease of $1.8 million, or 11.9%, compared to revenues of $14.8 million for the same period of 2011.  For the second quarter of 2012, our net income was $1.8 million, an increase of $0.9 million, or 99.3%, compared to net income of $0.9 million for the same period of 2011.

For the first six months of 2012, our revenues were $28.5 million, a decrease of $4.2 million, or 12.7%, compared to revenues of $32.6 million for the same period of 2011.  For the first six months of 2012, our net income was $3.1 million, an increase of $0.5 million, or 16.9%, compared to net income of $2.6 million for the same period of 2011.

GPI SAS uses the euro as its functional currency. At June 30, 2012 and December 31, 2011, the US dollar to euro exchange rates were $1.2577 and $1.2950, respectively, which represents a 2.9% stronger dollar compared to the euro. The average exchange rates for the six months ended June 30, 2012 and 2011 were $1.2981 and $1.4028, respectively, which represents a 7.5% stronger dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At June 30, 2012 and December 31, 2011, the Mexican peso to US dollar exchange rates were 13.65 and 13.98, respectively, which represents a 2.3% weaker dollar compared to the peso. The average exchange rates for the six months ended June 30, 2012 and 2011 were 13.27 pesos and 11.91 pesos to the US dollar, respectively, which represents an 11.4% stronger dollar compared to the Mexican peso.

Other Matters

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. For more information regarding this program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Revenues	$13,030	100.0%	$14,791	100.0%	$(1,761)	(11.9)%
Cost of revenues (1)	8,291	63.6%	9,993	67.6%	(1,702)	(17.0)%
Gross profit	4,739	36.4%	4,798	32.4%	(59)	(1.2)%
Selling, general, and administrative (1)	2,974	22.8%	3,693	25.0%	(719)	(19.5)%
Operating income	1,765	13.6%	1,105	7.4%	660	59.7%
Other income and (expense)	17	0.1%	121	0.8%	(104)	(86.0)%
Income before income taxes	1,782	13.7%	1,226	8.2%	556	45.4%
Income tax (benefit) / provision	(28)	(0.2)%	318	2.1%	(346)	(108.8)%
Net income	$1,810	13.9%	$908	6.1%	$902	99.3%

(1) Certain amounts for the three months ended June 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $187,000, or 1.3% of revenues, for the three months ended June 30, 2011.

	Six Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Revenues	$28,455	100.0%	$32,612	100.0%	$(4,157)	(12.7)%
Cost of revenues (1)	18,494	65.0%	21,485	65.9%	(2,991)	(13.9)%
Gross profit	9,961	35.0%	11,127	34.1%	(1,166)	(10.5)%
Selling, general, and administrative (1)	6,651	23.4%	7,520	23.1%	(869)	(11.6)%
Operating income	3,310	11.6%	3,607	11.0%	(297)	(8.2)%
Other income and (expense)	127	0.4%	231	0.7%	(104)	(45.0)%
Income before income taxes	3,437	12.0%	3,838	11.7%	(401)	(10.4)%
Income tax provision	355	1.2%	1,201	3.7%	(846)	(70.4)%
Net income	$3,082	10.8%	$2,637	8.0%	$445	16.9%

(1) Certain amounts for the six months ended June 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $265,000, or 0.8% of revenues, for the six months ended June 30, 2011.

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Revenues
United States	$7,112	54.6%	$6,070	41.0%	$1,042	17.2%
Asia Pacific (1)	2,951	22.6%	6,934	46.9%	(3,983)	(57.4)%
Europe (includes Russia)	832	6.4%	841	5.7%	(9)	(1.1)%
Other (2)	2,135	16.4%	946	6.4%	1,189	125.7%
Total	$13,030	100.0%	$14,791	100.0%	$(1,761)	(11.9)%

(1)	Primarily Macau
(2)	Includes Canada, Australia, and countries in South America and Africa

	Six Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Revenues
United States	$15,102	53.1%	$10,905	33.4%	$4,197	38.5%
Asia Pacific (1)	7,968	28.0%	18,372	56.4%	(10,404)	(56.6)%
Europe (includes Russia)	2,788	9.8%	1,594	4.9%	1,194	74.9%
Other (2)	2,597	9.1%	1,741	5.3%	856	49.2%
Total	$28,455	100.0%	$32,612	100.0%	$(4,157)	(12.7)%

(1)	Primarily Macau
(2)	Includes Canada, Australia, and countries in South America and Africa

The following tables present the Company’s revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Casino chips
American-style casino chips	$5,807	44.6%	$5,169	35.1%	$638	12.3%
European-style casino chips	2,125	16.3%	3,997	27.0%	(1,872)	(46.8)%
Total casino chips	7,932	60.9%	9,166	62.1%	(1,234)	(13.5)%

Playing cards	1,453	11.2%	1,262	8.5%	191	15.1%
Table layouts	1,149	8.8%	1,058	7.2%	91	8.6%
Table accessories and other products	765	5.8%	720	4.8%	45	6.3%
Gaming furniture	660	5.1%	579	3.9%	81	14.0%
Dice	540	4.1%	582	3.9%	(42)	(7.2)%
RFID solutions	157	1.2%	965	6.5%	(808)	(83.7)%
Shipping	374	2.9%	459	3.1%	(85)	(18.5)%
Total	$13,030	100.0%	$14,791	100.0%	$(1,761)	(11.9)%

	Six Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Casino chips
American-style casino chips	$13,814	48.5%	$11,577	35.4%	$2,237	19.3%
European-style casino chips	3,664	12.9%	10,971	33.6%	(7,307)	(66.6)%
Total casino chips	17,478	61.4%	22,548	69.0%	(5,070)	(22.5)%

Playing cards	2,778	9.7%	2,597	8.0%	181	7.0%
Table layouts	2,321	8.2%	2,041	6.3%	280	13.7%
Table accessories and other products	1,767	6.2%	1,341	4.1%	426	31.8%
Gaming furniture	1,503	5.3%	998	3.1%	505	50.6%
Dice	1,136	4.0%	1,100	3.4%	36	3.3%
RFID solutions	565	2.0%	1,074	3.3%	(509)	(47.4)%
Shipping	907	3.2%	913	2.8%	(6)	(0.7)%
Total	$28,455	100.0%	$32,612	100.0%	$(4,157)	(12.7)%

Comparison of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011

Revenues. For the three months ended June 30, 2012, revenues were $13.0 million, a decrease of $1.8 million, or 11.9%, compared to revenues of $14.8 million for the same period of 2011. The net decrease in revenues was primarily due to the following:

•	a $1.9 million decrease in sales of European-style casino chips for Asia Pacific casinos in the second quarter of 2012, compared to the second quarter of 2011, when the Company had significant sales to the Galaxy ™ and SJM casinos in Macau; and
•	a $0.8 million decrease in sales of RFID solutions to casinos in Asia Pacific in the second quarter of 2012, compared to the second quarter of 2011, primarily related to the May 2011 Galaxy Macau opening; offset by
•	a $0.6 million increase in sales of American-style chips in the United States in the second quarter of 2012, compared to the second quarter of 2011, primarily driven by sales of Paulson chips to casinos opening in New Jersey and Ohio.

For the six months ended June 30, 2012, revenues were $28.5 million, a decrease of $4.1 million, or 12.7%, compared to revenues of $32.6 million for the same period of 2011. The net decrease in revenues was primarily due to the following:

•	a $7.3 million decrease in sales of European-style casino chips for Asia Pacific casinos in the first six months of 2012, compared to the first six months of 2011, when the Company had significant sales to the Galaxy ™ and SJM casinos in Macau; and
•	a $0.5 million decrease in sales of RFID solutions to casinos in Asia Pacific in the first six months of 2012, compared to the first six months of 2011, primarily related to the May 2011 Galaxy Macau opening; offset by
•	a $2.2 million increase in sales of American-style chips in the United States in the first six months of 2012, compared to the first six months of 2011, primarily driven by sales of Paulson chips to casinos opening in New Jersey, Ohio, and Maine; and
•	a $1.4 million increase in sales of furniture, accessories, table layouts, and cards to new and expanding casinos in the United States in the first six months of 2012, compared to the first six months of 2011.

Cost of Revenues. For the three months ended June 30, 2012, cost of revenues was $8.3 million, a decrease of $1.7 million, or 17.0%, compared to cost of revenues of $10.0 million for the same period of 2011. As a percentage of revenues, our cost of revenues decreased to 63.6% in 2012, compared to 67.6% for the same period of 2011.

For the six months ended June 30, 2012, cost of revenues was $18.5 million, a decrease of $3.0 million, or 13.9%, compared to cost of revenues of $21.5 million for the same period of 2011. As a percentage of revenues, our cost of revenues decreased to 65.0% in 2012, compared to 65.9% for the same period of 2011.

Gross Profit. For the three months ended June 30, 2012, gross profit was $4.7 million, a decrease of $0.1 million, or 1.2%, compared to gross profit of $4.8 million for the same period of 2011. As a percentage of revenues, our gross profit increased from 32.4% to 36.4%. This gross profit percentage increase was primarily due to a shift in sales mix toward higher-margin Paulson chips to casinos in the United States in the second quarter of 2012. This increase was partially offset by a decrease in sales of European-style casino chips to Asia Pacific casinos in the second quarter of 2012, compared to the same period in 2011, which caused fixed manufacturing costs to be allocated over lower production volumes in these products.

For the six months ended June 30, 2012, gross profit was $10.0 million, a decrease of $1.1 million, or 10.5%, compared to gross profit of $11.1 million for the same period of 2011. As a percentage of revenues, our gross profit increased from 34.1% to 35.0%. This gross profit percentage increase was primarily due to a shift in sales mix toward higher-margin Paulson chips to casinos in the United States in the first six months of 2012. This increase was partially offset by a decrease in sales of European-style casino chips to Asia Pacific casinos in the first six months of 2012, compared to the same period in 2011, which caused fixed manufacturing costs to be allocated over lower production volumes in these products.

Selling, General, and Administrative Expenses. The following tables present the selling, general, and administrative expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,
	2012		2011		Period-to-Period Change

Marketing and sales (1)	$1,215	9.3%	$1,292	8.7%	$(77)	(6.0)%
General and administrative (1)	1,759	13.5%	2,401	16.3%	(642)	(26.7)%
Total selling, general, and administrative expenses	$2,974	22.8%	$3,693	25.0%	$(719)	(19.5)%

(1) Certain amounts for the three months ended June 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $187,000, or 1.3% of revenues, for the three months ended June 30, 2011.

For the three months ended June 30, 2012, selling, general, and administrative expenses were $3.0 million, a decrease of $0.7 million, or 19.5%, compared to selling, general, and administrative expenses of $3.7 million during the same period of 2011. Selling, general, and administrative expenses decreased as a percent of revenue to 22.8% in the three months ended June 30, 2012, from 25.0% during the same period of 2011.

Marketing and sales expenses decreased by $0.1 million during the second quarter of 2012, compared to the same period in 2011. This decrease is primarily due to a decrease of $0.1 million in compensation and related costs.

General and administrative expenses decreased by $0.6 million during the second quarter of 2012, compared to the same period in 2011. This is primarily due to a decrease in legal expenses, including both a credit related to the settlement of the employment termination litigation in France and reduced gaming license expenses.

	Six Months Ended
	June 30,
	2012		2011		Period-to-Period Change

Marketing and sales (1)	$2,623	9.2%	$2,569	7.9%	$54	2.1%
General and administrative (1)	4,028	14.2%	4,951	15.2%	(923)	(18.6)%
Total selling, general, and administrative expenses	$6,651	23.4%	$7,520	23.1%	$(869)	(11.6)%

(1) Certain amounts for the six months ended June 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $265,000, or 0.8% of revenues, for the six months ended June 30, 2011.

For the six months ended June 30, 2012, selling, general, and administrative expenses were $6.7 million, a decrease of $0.8 million, or 11.6%, compared to selling, general, and administrative expenses of $7.5 million during the same period of 2011. Selling, general, and administrative expenses increased as a percent of revenue to 23.4% in the six months ended June 30, 2012, from 23.1% during the same period in 2011.

Marketing and sales expenses increased by $0.1 million during the six months ended June 30, 2012, compared to the same period in 2011. This increase is primarily due to an increase of $0.1 million related to the Company’s expanded global marketing program in 2012.

General and administrative expenses decreased by $0.9 million during the six months ended June 30, 2012, compared to the same period in 2011. This is primarily due to a decrease of $0.8 million in legal expenses, including a credit related to the settlement of the employment termination litigation in France and reduced gaming license expenses.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Interest income	$91	0.7%	$117	0.8%	$(26)	(22.2)%
Interest expense	-	0.0%	(24)	(0.2)%	24	-
(Loss) / Gain on foreign currency transactions	(64)	(0.5)%	19	0.1%	(83)	(436.8)%
Other (expense) / income, net	(10)	(0.1)%	9	0.1%	(19)	(211.1)%
Total other income and (expense)	$17	0.1%	$121	0.8%	$(104)	(86.0)%

	Six Months Ended
	June 30,
	2012		2011		Period-to-Period Change
Interest income	$213	0.7%	$240	0.8%	$(27)	(11.3)%
Interest expense	(1)	0.0%	(53)	(0.2)%	52	-
(Loss) / Gain on foreign currency transactions	(83)	(0.3)%	29	0.1%	(112)	(386.2)%
Other (expense) / income, net	(2)	0.0%	15	0.0%	(17)	(113.3)%
Total other income and (expense)	$127	0.4%	$231	0.7%	$(104)	(45.0)%

Income Taxes. Our effective income tax rate for the three and six months ended June 30, 2012 and 2011 was (1.6%) and 10.3%, and 25.9% and 31.3%, respectively. Our effective tax rate for the three and six months ended June 30, 2012 was reduced by the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. Without the release of valuation allowance related to our foreign tax credits, our effective income tax rate for the three and six months ended June 30, 2012 would have been approximately 21.6% and 22.3%, respectively. Our effective income tax rate for the three and six months ended June 30, 2011 differed from the statutory rate as a result of the benefit from the research credit from our French subsidiary, GPI SAS.

As of December 31, 2011, we had $3.2 million in available foreign tax credits and a valuation allowance of $3.0 million related to these foreign tax credits due to the on-going uncertainty of future foreign source and US taxable income. These available foreign tax credits of $0.7 million, $1.3 million, and $1.2 million will expire in 2015, 2016, and 2017, respectively. During 2012, we expect to release $0.7 million of the valuation allowance related to foreign tax credits.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance. As of June 30, 2012, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

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

At June 30, 2012, we had $12.7 million in cash and cash equivalents and $13.1 million in marketable securities, totaling $25.8 million. Of this amount, $13.8 million is held by GPI SAS, $11.1 million is held by GPI USA, and $0.9 million is held by GPI Asia.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio:

	June 30,	December 31,
	2012	2011	Period-to-Period Change
Cash and cash equivalents	$12,688	$9,282	$3,406	36.7%
Marketable securities	13,060	14,867	(1,807)	(12.2)%
Working capital	30,554	28,492	2,062	7.2%
Current ratio	3.8	3.2

At June 30, 2012, working capital totaled $30.6 million, an increase of $2.1 million, or 7.2%, compared to working capital of $28.5 million at December 31, 2011. This increase is due to an increase in current assets of $0.2 million, offset by a decrease in current liabilities of $1.8 million. The increase in current assets was due primarily to an increase is cash and cash equivalents of $3.4 million, offset by a decrease in marketable securities of $1.8 million and a decrease in accounts receivable of $1.7 million. The decrease in current liabilities was due primarily to a decrease in accrued liabilities of $1.9 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2012	2011	Change

Operating activities	$3,284	$4,315	$(1,031)
Investing activities	722	1,003	(281)
Financing activities	(572)	(7,021)	6,449
Effect of exchange rates	(28)	84	(112)
Net change	$3,406	$(1,619)	$5,025

Net cash flows provided by operating activities was $3.3 million during the six months ended June 30, 2012, a decrease of $1.0 million, compared to net cash flows provided of $4.3 million during the same period in 2011. For the six months ended June 30, 2012, $4.2 million of cash was provided by net income-related activities; $0.9 million was provided by an increase in operating assets (excluding cash); and $1.7 million was used by a decrease in current liabilities. For the six months ended June 30, 2011, $3.8 million of cash was provided by net income-related activities; $1.4 million was provided by an increase in operating assets (excluding cash); and $0.9 million was used by a decrease in current liabilities.

Net cash flows provided by investing activities was $0.7 million during the six months ended June 30, 2012, a decrease of $0.3 million, compared to net cash flows provided by investing activities of $1.0 million during the same period in 2011. This reduction in cash flows provided by investing activities is primarily due to a decrease in net sales of marketable securities of $1.0 million in 2012 during the six months ended June 30, 2012, compared to the same period in 2011, offset by the $0.7 million acquisition of assets from OMC in April 2011.

Net cash flows used in financing activities was $0.6 million during the six months ended June 30, 2012, a change of $6.5 million, compared to net cash flows used in financing activities of $7.0 million during the same period in 2011. This reduction in cash flows used in financing activities was primarily due to the repurchase of common stock of $0.5 million during the six months ended June 30, 2012, compared to the repayment of debt obligations for $7.0 million during the same period in 2011.

Debt. In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million in December 2010) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

Capital Expenditures. We plan to purchase approximately $0.2 million in property, plant, and equipment during the remainder of 2012.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but will continuously evaluate the merit of paying a dividend. We paid a $1.5 million dividend, or $0.1825 per share, in December 2011.

Backlog. At June 30, 2012, our backlog of signed orders for 2012 was $12.5 million, consisting of $1.4 million for GPI SAS, $3.6 million for GPI USA, and $7.5 million for GPI Asia. At June 30, 2011, our backlog of signed orders was $14.1 million, consisting of $8.5 million for GPI SAS, $5.3 million for GPI USA, and $0.3 million for GPI Asia.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the three months ended June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2012, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by us by month during the second quarter of 2012 under our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30	13,600	$6.47	13,600	338,010
May 1 to 31	11,911	$6.70	11,911	326,099
June 1 to 30	6,860	$6.47	6,860	319,239
Total	32,371	$6.55	32,371

(1) On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or approximately 410,000 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. The shares repurchased during the quarter ended June 30, 2012, were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 9, 2012	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer

