Form 10-Q
period 2012-09-30
Gaming Partners International CORP
filed 2012-11-08
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2012 was 8,100,504 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,530	$9,282
Marketable securities	11,635	14,867
Accounts receivable, net	7,134	5,976
Inventories	6,939	7,749
Prepaid expenses	1,052	1,015
Deferred income tax asset	762	893
Other current assets	2,007	1,564
Total current assets	42,059	41,346
Property and equipment, net	11,117	11,836
Intangibles, net	566	646
Deferred income tax asset	1,733	1,740
Inventories, non-current	157	160
Other assets, net	1,664	314
Total assets	$57,296	$56,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$-	$17
Accounts payable	2,224	2,376
Accrued liabilities	5,115	5,876
Customer deposits and deferred revenue	2,796	4,585
Income taxes payable	338	-
Total current liabilities	10,473	12,854
Long-term debt	-	15
Deferred income tax liability	677	689
Total liabilities	11,150	13,558
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued or outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 8,100,504 issued and outstanding, respectively, as of September 30, 2012, and 8,207,077 and 8,187,764 issued and outstanding, respectively, as of December 31, 2011	82	82
Additional paid-in capital	19,550	19,401
Treasury stock, at cost: 106,573 and 19,313 shares	(857)	(267)
Retained earnings	26,781	22,442
Accumulated other comprehensive income	590	826
Total stockholders' equity	46,146	42,484
Total liabilities and stockholders' equity	$57,296	$56,042

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$16,939	$13,834	$45,394	$46,446
Cost of revenues	11,550	9,661	30,045	31,147
Gross profit	5,389	4,173	15,349	15,299

Marketing and sales	1,320	1,273	3,944	3,842
General and administrative	2,542	2,443	6,570	7,394
Operating income	1,527	457	4,835	4,063
Other income and (expense)	185	125	313	357
Income before income taxes	1,712	582	5,148	4,420
Income tax provision	455	105	809	1,306
Net income	$1,257	$477	$4,339	$3,114

Earnings per share:
Basic	$0.16	$0.06	$0.53	$0.38
Diluted	$0.15	$0.06	$0.53	$0.38
Weighted-average shares of common stock outstanding:
Basic	8,105	8,199	8,132	8,199
Diluted	8,113	8,234	8,152	8,226

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,257	$477	$4,339	$3,114
Other comprehensive income:
Unrealized gain on securities, net of tax	-	13	2	22
Amortization of pension transition asset, net of tax	(3)	(3)	(9)	(9)
Foreign currency translation adjustment	342	(1,297)	(229)	11
Other comprehensive income (loss), net of tax	339	(1,287)	(236)	24
Total other comprehensive income (loss)	$1,596	$(810)	$4,103	$3,138

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	-	-	-	-	3,114	-	3,114
Unrealized gain on securities, net of tax	-	-	-	-	-	22	22
Stock compensation expense	-	-	164	-	-	-	164
Amortization of pension transition asset, net of tax
Foreign currency translation adjustment	-	-	-	-	-	11	11
Balance, September 30, 2011	8,199,016	$82	$19,360	$(196)	$23,383	$1,608	$44,237

Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	4,339	-	4,339
Repurchases of common stock	(87,260)	-	-	(590)	-	-	(590)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	149	-	-	-	149
Amortization of pension transition asset, net of tax
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Balance, September 30, 2012	8,100,504	$82	$19,550	$(857)	$26,781	$590	$46,146

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities
Net income	$4,339	$3,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,613	1,563
Amortization of intangible assets	80	176
Amortization of bond premium	10	-
Provision for bad debt	(117)	91
Deferred income taxes	127	335
Stock compensation expense	149	164
Loss (gain) on sale of property and equipment	2	(7)
(Gain) on sale of marketable securities	(9)	(37)
Change in operating assets and liabilities:
Accounts receivable	(1,056)	1,690
Inventories	796	(462)
Prepaid expenses and other current assets	(475)	(947)
Non-current other assets	(1,352)	63
Accounts payable	(176)	(302)
Customer deposits and deferred revenue	(1,765)	(899)
Accrued liabilities	113	(793)
Income taxes payable	337	(118)
Other current liabilities	(844)	-
Net cash provided by operating activities	1,772	3,631

Cash Flows from Investing Activities
Purchases of marketable securities	(15,452)	(16,615)
Proceeds from sale of marketable securities	18,587	18,697
Capital expenditures	(926)	(886)
Purchase of business assets	-	(718)
Proceeds from sales of property and equipment	25	28
Net cash provided by investing activities	2,234	506

Cash Flows from Financing Activities
Repayment of debt obligations	(32)	(7,046)
Repurchases of common stock	(590)	-
Net cash (used in) financing activities	(622)	(7,046)
Effect of exchange rate changes on cash	(136)	30
Net increase (decrease) in cash and cash equivalents	3,248	(2,879)
Cash and cash equivalents, beginning of period	9,282	11,400
Cash and cash equivalents, end of period	$12,530	$8,521

Supplemental disclosures of cash flow information
Cash paid for interest	$3	$47
Cash paid for income taxes, net of refunds	$1,086	$1,862
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$31	$-

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

The Company is headquartered in Las Vegas, Nevada and has manufacturing facilities in San Luis Rio Colorado, Mexico and Beaune, France, as well as a warehouse in San Luis, Arizona. GPI USA has sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; and Gulfport, Mississippi, and sells casino products to licensed casinos primarily in the Americas. GPI SAS has a sales office in Beaune, France and sells casino products to licensed casinos in Europe and Africa. GPI Asia has a sales office in Macau S.A.R., China and sells casino products primarily to licensed casinos in the Asia Pacific region. Most of our products are sold directly to end-users; however, in some regions of the world, we sell through agents.

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

Reclassifications. Certain amounts for the three months ended and nine months ended 2011 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2012 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements, is effective for fiscal quarters and years beginning on or after December 15, 2011, and has not had a material impact on our condensed consolidated financial statements.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	September 30, 2012			December 31, 2011
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

France	$1,994	$11,635	$13,629	$281	$13,500	$13,781
United States	9,321	-	9,321	7,537	1,367	8,904
Macau S.A.R., China	1,215	-	1,215	1,464	-	1,464
	$12,530	$11,635	$24,165	$9,282	$14,867	$24,149

Available-for-sale marketable securities consist of investments in securities, such as certificates of deposit offered by French and US banks, bond mutual funds, and term bonds (in thousands):

	September 30, 2012			December 31, 2011
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$8,616	$-	$8,616	$12,537	$(1)	$12,536
Bond mutual funds	3,019	-	3,019	1,942	-	1,942
Term bonds	-	-	-	390	(1)	389
Total marketable securites	$11,635	$-	$11,635	$14,869	$(2)	$14,867

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2012, we had four customers that individually accounted for 22%, 12%, 11% and 11% of our accounts receivable balance, respectively. At December 31, 2011, we had one customer that individually accounted for 28% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Ending Balance
September 30, 2012	$366	$(117)	$-	$(1)	$248

December 31, 2011	$208	$174	$(9)	$(7)	$366

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$4,031	$3,762
Work in progress	1,308	2,031
Finished goods	1,757	2,116
Total inventories	$7,096	$7,909

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2012	December 31, 2011
Current	$6,939	$7,749
Non-current	157	160
Total inventories	$7,096	$7,909

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$1,771	$1,773
Buildings and improvements	8,497	8,480
Furniture and equipment	19,786	19,003
Vehicles	431	493
	30,485	29,749
Less accumulated depreciation	(19,368)	(17,913)
Property and equipment, net	$11,117	$11,836

Depreciation expense for the three months ended September 30, 2012 and 2011 was $539,000 and $543,000, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1,613,000 and $1,563,000, respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount
Patents	$690	$(630)	$60	$690	$(621)	$69
Trademark	620	(179)	441	620	(143)	477
Licenses	225	(190)	35	225	(163)	62
Other intangibles	64	(34)	30	65	(27)	38
Total intangible assets	$1,599	$(1,033)	$566	$1,600	$(954)	$646

In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the three months ended September 30, 2012 and 2011 was $26,000 and $53,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2012 and 2011 was $80,000 and $176,000, respectively.

Note 8. Commitments and Contingencies

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS, related to his termination of employment in November 2010. The complaint sought damages for unfair dismissal, legal fees, and back pay. The parties entered into a settlement agreement on June 28, 2012, by which they agreed to a full, final and unconditional settlement and waiver of all rights to pursue legal action. The net settlement was lower than the plaintiff’s claim of approximately 1.0 million euros (approximately $1.3 million) and was credited against previously accrued legal expenses at June 30, 2012. On September 3, 2012, the claims were formally dismissed by the Tribunal and the matter was concluded.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations.

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute RFID gaming chips, RFID equipment, and software worldwide under patents for a gaming chip tracking system and method that utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cages) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015. Cumulative minimum net annual royalty payments are $375,000.

We purchased certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $250,000 during the remaining life of the contract.

Note 9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation	$590	$819
Unrealized gain / (loss) on securities, net of tax	1	(1)
Unrecognized pension transition asset, net of tax	(1)	8
Total accumulated other comprehensive income	$590	$826

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	September 30,
	2012		2011
Revenues
Asia Pacific	$8,282	48.9%	$7,024	50.8%
The Americas	7,952	46.9%	6,314	45.6%
Europe and Africa (1)	705	4.2%	496	3.6%
Total	$16,939	100.0%	$13,834	100.0%

	Nine Months Ended
	September 30,
	2012		2011
Revenues
Asia Pacific	$17,613	38.8%	$25,618	55.1%
The Americas	24,068	53.0%	18,611	40.1%
Europe and Africa (1)	3,713	8.2%	2,217	4.8%
Total	$45,394	100.0%	$46,446	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	September 30,
	2012		2011
Casino chips
American-style casino chips	$6,365	37.6%	$5,757	41.7%
European-style casino chips	4,818	28.4%	3,316	24.0%
Total casino chips	11,183	66.0%	9,073	65.7%

Playing cards	1,335	7.9%	1,248	9.0%
Table accessories and other products	1,086	6.4%	823	5.9%
Table layouts	1,037	6.1%	1,074	7.8%
Gaming furniture	1,028	6.1%	463	3.3%
Dice	596	3.5%	531	3.8%
RFID solutions	106	0.6%	256	1.9%
Shipping	568	3.4%	366	2.6%
Total	$16,939	100.0%	$13,834	100.0%

	Nine Months Ended
	September 30,
	2012		2011
Casino chips
American-style casino chips	$20,177	44.4%	$17,333	37.2%
European-style casino chips	8,482	18.7%	14,287	30.8%
Total casino chips	28,659	63.1%	31,620	68.0%

Playing cards	4,113	9.1%	3,845	8.3%
Table accessories and other products	2,854	6.3%	2,164	4.7%
Table layouts	3,358	7.4%	3,115	6.7%
Gaming furniture	2,531	5.6%	1,461	3.1%
Dice	1,733	3.8%	1,631	3.5%
RFID solutions	671	1.5%	1,330	2.9%
Shipping	1,475	3.2%	1,280	2.8%
Total	$45,394	100.0%	$46,446	100.0%

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment, net:
France	$4,873	$5,229
United States	3,180	3,471
Mexico	3,011	3,066
Macau S.A.R., China	53	70
Total	$11,117	$11,836

The following table presents our intangible assets by geographic area (in thousands):

	September 30, 2012	December 31, 2011
Intangibles, net:
United States	$535	$609
Macau S.A.R., China	-	-
France	31	37
Total	$566	$646

Note 11. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to five percent (5%), or 409,951 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase program does not specify an expiration date, and it may be suspended or discontinued at any time.

During the quarter ended September 30, 2012, we repurchased 7,800 shares of our common stock at a cost of $49,499, or a weighted-average price of $6.35 per share. During the nine months ended September 30, 2012, we repurchased 87,260 shares of our common stock at a cost of $589,651, or a weighted-average price of $6.76 per share. As of September 30, 2012, 311,439 shares remained outstanding for repurchase under this program.

Note 12. Income Taxes

We recorded a deferred charge during the three months ended September 30, 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of intellectual property rights between two of our foreign subsidiaries. This deferred charge is included in the other current assets and other assets lines of the condensed consolidated balance sheets at September 30, 2012 in the amounts of $0.1 million and $1.2 million, respectively, and will be amortized as a component of income tax expense over the ten year economic life of the intellectual property.

Note 13. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of issuances of shares of common stock, should currently outstanding stock options be exercised. Potentially dilutive securities are not taken into account when their effect would be anti-dilutive.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average number of common shares outstanding - basic	8,105	8,199	8,132	8,199
Potential dilution from stock options	8	35	20	27
Weighted-average number of common shares outstanding - diluted	8,113	8,234	8,152	8,226

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

Overview of our Business

We manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, chip inventory software applications and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the Americas, primarily in the United States and Canada, out of regional offices in the United States. GPI USA sells our full product line, with most of the products manufactured at our facility in Mexico and with the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia sells in Asia Pacific out of its office in Macau S.A.R., China. GPI Asia distributes chips, plaques, and jetons, as well as RFID solutions for casino currency, with these products manufactured at our plants in France and Mexico.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. Our operating results fluctuate due to a number of factors, but primarily reflect the opening of new casinos, the expansion of existing casinos, and large replacement orders for casino chips, our primary product line, which typically represents over 60% of the Company’s revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in revenues and earnings. While most large projects are pursued years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the respective year. Our backlog at September 30, 2012 and September 30, 2011, was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
September 30, 2012	$4.6	$0.4	$3.1	$8.1
September 30, 2011	$3.9	$5.7	$0.3	$9.9

Outlook

During 2012, we have had success in the American market with Paulson chips, furniture and accessories sales driven by casino openings, as well as sales to casinos that were expanding and rebranding. Additionally, in the third quarter of 2012 we showed increases in Asia Pacific sales, due to new and expansion orders. Our existing backlog and pending orders for the fourth quarter of 2012 and early 2013 include the introduction of new chip products and chips with more customized designs and security features to meet customer needs.

We will continue to evaluate potential strategic acquisitions and partnerships to grow our business. However, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the third quarter of 2012, our revenues were $16.9 million, an increase of $3.1 million, or 22.4%, compared to revenues of $13.8 million for the same period of 2011.  For the third quarter of 2012, our net income was $1.3 million, an increase of $0.8 million, or 163.5%, compared to net income of $0.5 million for the same period of 2011.

For the first nine months of 2012, our revenues were $45.4 million, a decrease of $1.0 million, or 2.3%, compared to revenues of $46.4 million for the same period of 2011.  For the first nine months of 2012, our net income was $4.3 million, an increase of $1.2 million, or 39.3%, compared to net income of $3.1 million for the same period of 2011. The underlying components of these results are discussed in more detail below.

GPI SAS uses the euro as its functional currency. At September 30, 2012 and December 31, 2011, the US dollar to euro exchange rates were $1.2860 and $1.2950, respectively, which represents a 0.7% stronger dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2012 and 2011 were $1.2824 and $1.4071, respectively, which represents a 7.9% stronger dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At September 30, 2012 and December 31, 2011, the Mexican peso to US dollar exchange rates were 12.8521 and 13.9787, respectively, which represents an 8.1% weaker dollar compared to the peso. The average exchange rates for the nine months ended September 30, 2012 and 2011 were 13.2433 pesos and 12.0281 pesos to the US dollar, respectively, which represents a 10.1% stronger dollar compared to the Mexican peso.

Other Matters

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or 409,951 shares, of our outstanding shares of common stock. For more information regarding this program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from the Company’s condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Revenues	$16,939	100.0%	$13,834	100.0%	$3,105	22.4%
Cost of revenues (1)	11,550	68.2%	9,661	69.8%	1,889	19.6%
Gross profit	5,389	31.8%	4,173	30.2%	1,216	29.1%
Selling, general, and administrative (1)	3,862	22.8%	3,716	26.9%	146	3.9%
Operating income	1,527	9.0%	457	3.3%	1,070	234.1%
Other income and (expense)	185	1.1%	125	0.9%	60	48.0%
Income before income taxes	1,712	10.1%	582	4.2%	1,130	194.2%
Income tax (benefit) / provision	455	2.7%	105	0.8%	350	333.3%
Net income	$1,257	7.4%	$477	3.4%	$780	163.5%

(1)	Certain amounts for the three months ended September 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from selling, general and administrative expenses to cost of revenues were $65,000, or 0.5% of revenues, for the three months ended September 30, 2011.

	Nine Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Revenues	$45,394	100.0%	$46,446	100.0%	$(1,052)	(2.3)%
Cost of revenues (1)	30,045	66.2%	31,147	67.1%	(1,102)	(3.5)%
Gross profit	15,349	33.8%	15,299	32.9%	50	0.3%
Selling, general, and administrative (1)	10,514	23.2%	11,236	24.2%	(722)	(6.4)%
Operating income	4,835	10.6%	4,063	8.7%	772	19.0%
Other income and (expense)	313	0.7%	357	0.8%	(44)	(12.3)%
Income before income taxes	5,148	11.3%	4,420	9.5%	728	16.5%
Income tax provision	809	1.8%	1,306	2.8%	(497)	(38.1)%
Net income	$4,339	9.5%	$3,114	6.7%	$1,225	39.3%

(1)	Certain amounts for the nine months ended September 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $200,000, or 0.4% of revenues, for the nine months ended September 30, 2011.

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Revenues
Asia Pacific	$8,282	48.9%	$7,024	50.8%	$1,258	17.9%
The Americas	7,952	46.9%	6,314	45.6%	1,638	25.9%
Europe and Africa (1)	705	4.2%	496	3.6%	209	42.1%
Total	$16,939	100.0%	$13,834	100.0%	$3,105	22.4%

  (1) includes Russia

	Nine Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Revenues
Asia Pacific	$17,613	38.8%	$25,618	55.1%	$(8,005)	(31.2)%
The Americas	24,068	53.0%	18,611	40.1%	5,457	29.3%
Europe and Africa (1)	3,713	8.2%	2,217	4.8%	1,496	67.5%
Total	$45,394	100.0%	$46,446	100.0%	$(1,052)	(2.3)%

  (1) includes Russia

The following tables present the Company’s revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Casino chips
American-style casino chips	$6,365	37.6%	$5,757	41.7%	$608	10.6%
European-style casino chips	4,818	28.4%	3,316	24.0%	1,502	45.3%
Total casino chips	11,183	66.0%	9,073	65.7%	2,110	23.3%

Playing cards	1,335	7.9%	1,248	9.0%	87	7.0%
Table accessories and other products	1,086	6.4%	823	5.9%	263	32.0%
Table layouts	1,037	6.1%	1,074	7.8%	(37)	(3.4)%
Gaming furniture	1,028	6.1%	463	3.3%	565	122.0%
Dice	596	3.5%	531	3.8%	65	12.2%
RFID solutions	106	0.6%	256	1.9%	(150)	(58.6)%
Shipping	568	3.4%	366	2.6%	202	55.2%
Total	$16,939	100.0%	$13,834	100.0%	$3,105	22.4%

	Nine Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Casino chips
American-style casino chips	$20,177	44.4%	$17,333	37.2%	$2,844	16.4%
European-style casino chips	8,482	18.7%	14,287	30.8%	(5,805)	(40.6)%
Total casino chips	28,659	63.1%	31,620	68.0%	(2,961)	(9.4)%

Playing cards	4,113	9.1%	3,845	8.3%	268	7.0%
Table accessories and other products	2,854	6.3%	2,164	4.7%	690	31.9%
Table layouts	3,358	7.4%	3,115	6.7%	243	7.8%
Gaming furniture	2,531	5.6%	1,461	3.1%	1,070	73.2%
Dice	1,733	3.8%	1,631	3.5%	102	6.3%
RFID solutions	671	1.5%	1,330	2.9%	(659)	(49.5)%
Shipping	1,475	3.2%	1,280	2.8%	195	15.2%
Total	$45,394	100.0%	$46,446	100.0%	$(1,052)	(2.3)%

Comparison of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011

Revenues. For the three months ended September 30, 2012, revenues were $16.9 million, an increase of $3.1 million, or 22.4%, compared to revenues of $13.8 million for the same period of 2011. The net increase in revenues in the third quarter of 2012, compared to the third quarter of 2011, was primarily due to the following:

•	a $1.5 million increase in sales of European-style casino chips for Asia Pacific casinos, primarily driven by sales to the Sociedade de Jogos (SJM) and Venetian casinos in Macau; and
•	a $1.4 million increase in sales of American-style casino chips, furniture, and accessories to new and expanding casinos, as well as casinos that are rebranding.

For the nine months ended September 30, 2012, revenues were $45.4 million, a decrease of $1.0 million, or 2.3%, compared to revenues of $46.4 million for the same period of 2011. The net decrease in revenues for the first nine months of 2012, compared to the first nine months of 2011, was primarily due to the following:

•	a $5.8 million decrease in sales of European-style casino chips for Asia Pacific casinos, driven by significant sales to the Galaxy ™ and SJM casinos in Macau in the 2011 reporting period; and
•	a $0.7 million decrease in sales of RFID solutions to casinos in Asia Pacific, primarily related to the May 2011 Galaxy Macau opening; offset by
•	a $2.8 million increase in sales of American-style chips in the United States, primarily driven by sales of Paulson chips to casinos opening in Ohio and New Jersey; and
•	a $2.3 million increase in sales of furniture, accessories, table layouts, and cards to new and expanding casinos in the United States.

Cost of Revenues. For the three months ended September 30, 2012, cost of revenues was $11.6 million, an increase of $1.9 million, or 19.6%, compared to cost of revenues of $9.7 million for the same period of 2011. As a percentage of revenues, our cost of revenues decreased to 68.2% in 2012, compared to 69.8% for the same period of 2011.

For the nine months ended September 30, 2012, cost of revenues was $30.0 million, a decrease of $1.1 million, or 3.5%, compared to cost of revenues of $31.1 million for the same period of 2011. As a percentage of revenues, our cost of revenues decreased to 66.2% in 2012, compared to 67.1% for the same period of 2011. The reduced cost of revenues were driven by the same factors described under Gross Profit below.

Gross Profit. For the three months ended September 30, 2012, gross profit was $5.4 million, an increase of $1.2 million, or 29.1%, compared to gross profit of $4.2 million for the same period of 2011. As a percentage of revenues, our gross profit increased from 30.2% to 31.8%. This gross profit percentage increase was primarily due to a shift in sales mix toward higher-margin Paulson chips to casinos in the United States in the third quarter of 2012. Additionally, we increased our sales of European-style casino chips to Asia Pacific casinos in the third quarter of 2012 compared to the same period in 2011, which resulted in fixed manufacturing costs being allocated over higher production volumes in these products.

For the nine months ended September 30, 2012 and 2011, gross profit was $15.3 million. As a percentage of revenues, our gross profit increased from 32.9% to 33.8%. This gross profit percentage increase was primarily due to a shift in sales mix toward higher-margin Paulson chips to casinos in the United States in the first nine months of 2012. This increase was partially offset by a decrease in sales of European-style casino chips to Asia Pacific casinos in the first nine months of 2012 compared to the same period in 2011.The reduced sales of European-style chips resulted in fixed manufacturing costs being allocated over lower production volumes in these products.

Selling, General, and Administrative Expenses. The following tables present the selling, general, and administrative expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Marketing and sales (1)	$1,320	7.8%	$1,273	9.2%	$47	3.7%
General and administrative (1)	2,542	15.0%	2,443	17.7%	99	4.1%
Total selling, general, and
administrative expenses	$3,862	22.8%	$3,716	26.9%	$146	3.9%

(1) Certain amounts for the three months ended September 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from selling, general and administrative expenses to cost of revenues were $65,000, or 0.5% of revenues, for the three months ended September 30, 2011.

For the three months ended September 30, 2012, selling, general, and administrative expenses were $3.9 million, an increase of $0.2 million, or 3.9%, compared to selling, general, and administrative expenses of $3.7 million during the same period of 2011. Selling, general, and administrative expenses decreased as a percent of revenue to 22.8% in the three months ended September 30, 2012, from 26.9% during the same period of 2011.

Marketing and sales expenses increased by $47,000 during the third quarter of 2012, compared to the same period in 2011. This increase is primarily due to expenses from our first participation in the Australian Gaming Exposition.

General and administrative expenses increased by $0.1 million during the third quarter of 2012, compared to the same period in 2011. This is primarily due to an increase in product development of $0.3 million, offset by a decrease in bad debt expense of $0.1 million and a decrease in ad valorem taxes of $0.1 million.

	Nine Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Marketing and sales (1)	$3,944	8.7%	$3,842	8.3%	$102	2.7%
General and administrative (1)	6,570	14.5%	7,394	15.9%	(824)	(11.1)%
Total selling, general, and
administrative expenses	$10,514	23.2%	$11,236	24.2%	$(722)	(6.4)%

(1) Certain amounts for the nine months ended September 30, 2011, have been reclassified between cost of revenues and selling, general and administrative expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, general and administrative expenses were $200,000, or 0.4% of revenues, for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, selling, general, and administrative expenses were $10.5 million, a decrease of $0.7 million, or 6.4%, compared to selling, general, and administrative expenses of $11.2 million during the same period of 2011. Selling, general, and administrative expenses decreased as a percent of revenue to 23.2% in the nine months ended September 30, 2012, from 24.2% during the same period in 2011.

Marketing and sales expenses increased by $0.1 million during the nine months ended September 30, 2012, compared to the same period in 2011. This increase is primarily due to an increase of $0.1 million related to trade-shows and other marketing activities in the Asia Pacific region.

General and administrative expenses decreased by $0.8 million during the nine months ended September 30, 2012, compared to the same period in 2011. This is primarily due to a decrease of $0.8 million in legal expenses, including a credit related to the settlement of employment litigation in France, and reduced gaming license expenses.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Interest income	$100	0.6%	$92	0.6%	$8	8.7%
Gain on foreign currency transactions	83	0.5%	7	0.1%	76	1,085.7%
Other income, net	5	0.0%	28	0.2%	(23)	(82.1)%
Interest expense	(3)	0.0%	(2)	0.0%	(1)	-
Total other income and (expense)	$185	1.1%	$125	0.9%	$60	48.0%

	Nine Months Ended
	September 30,
	2012		2011		Period-to-Period Change
Interest income	$314	0.7%	$332	0.7%	$(18)	(5.4)%
Gain on foreign currency transactions	-	0.0%	36	0.1%	(36)	(100.0)%
Other income, net	3	0.0%	44	0.1%	(41)	(93.2)%
Interest expense	(4)	0.0%	(55)	(0.1)%	51	-
Total other income and (expense)	$313	0.7%	$357	0.8%	$(44)	(12.3)%

Income Taxes. Our effective income tax rates for the three months ended September 30, 2012 and 2011 were 26.6% and 18.0%, respectively. Our effective income tax rates for the nine months ended September 30, 2012 and 2011 were 15.7% and 29.5%, respectively. Our effective tax rates for the three and nine months ended September 30, 2012 differed from the statutory rate as a result of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. Without the release of valuation allowance related to our foreign tax credits, our effective income tax rates for the three and nine months ended September 30, 2012 would have been approximately 28.5% and 24.4%, respectively. Our effective income tax rates for the three and nine months ended September 30, 2011 differed from the statutory rate as a result of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from the research credit from our French subsidiary, GPI SAS.

As of December 31, 2011, we had $3.2 million in available foreign tax credits and a valuation allowance of $3.0 million related to these foreign tax credits, due to the on-going uncertainty of future foreign source and US taxable income. These available foreign tax credits of $0.7 million, $1.3 million, and $1.2 million will expire in 2015, 2016, and 2017, respectively. During the nine months ended September 30, 2012, we released $0.7 million of the valuation allowance related to our foreign tax credits.

The Company accounts for uncertain tax positions in accordance with applicable accounting guidance. As of September 30, 2012, there was no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

We recorded a deferred charge during the three months ended September 30, 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of intellectual property rights between two of our foreign subsidiaries. This deferred charge is included in the other current assets and other assets lines of the condensed consolidated balance sheets at September 30, 2012 in the amounts of $0.1 million and $1.2 million, respectively, and will be amortized as a component of income tax expense over the economic life of the intellectual property.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. Other sources of liquidity and capital resources include, but are not limited to short-term investments in marketable securities. Although none are currently outstanding, we believe that we have the ability to obtain financial institution credit facilities both in the United States and abroad, should the need arise. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, and other potential cash requirements, such as any dividends or acquisitions, for our operations for a minimum of the next 12 months.

At September 30, 2012, we had $12.5 million in cash and cash equivalents and $11.6 million in marketable securities, totaling $24.1 million. Of this amount, $13.6 million is held by GPI SAS, $9.3 million is held by GPI USA, and $1.2 million is held by GPI Asia.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), marketable securities (in thousands), working capital (in thousands), and current ratio:

	September 30,	December 31,
	2012	2011	Period-to-Period Change
Cash and cash equivalents	$12,530	$9,282	$3,248	35.0%
Marketable securities	11,635	14,867	(3,232)	(21.7)%
Working capital	31,586	28,492	3,094	10.9%
Current ratio	4.0	3.2

At September 30, 2012, working capital totaled $31.6 million, an increase of $3.1 million, or 10.9%, compared to working capital of $28.5 million at December 31, 2011. This increase is due to an increase in current assets of $0.7 million and a decrease in current liabilities of $2.4 million. The increase in current assets was due primarily to an increase in accounts receivable of $1.2 million and an increase in other current assets of $0.4 million, offset by a decrease in inventory of $0.8 million. The decrease in current liabilities was due primarily to a decrease in customer deposits and deferred revenue of $1.8 million and a decrease in accrued liabilities of $0.8 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2012	2011	Change

Operating activities	$1,772	$3,631	$(1,859)	(51.2)%
Investing activities	2,234	506	1,728	341.5%
Financing activities	(622)	(7,046)	6,424	(91.2)%
Effect of exchange rates	(136)	30	(166)	(553.3)%
Net change	$3,248	$(2,879)	$6,127	(212.8)%

Net cash flows provided by operating activities were $1.8 million during the nine months ended September 30, 2012, a decrease of $1.8 million, compared to net cash flows provided by operating activities of $3.6 million during the same period in 2011. For the nine months ended September 30, 2012, $6.2 million of cash was provided by net income-related activities; $2.1 million was used to acquire operating assets (excluding cash); and $2.3 million was used to reduce current liabilities. For the nine months ended September 30, 2011, $5.4 million of cash was provided by net income-related reconciling adjustments; $0.3 million was used to acquire operating assets (excluding cash) and $2.1 million was used to reduce current liabilities.

Net cash flows provided by investing activities were $2.2 million during the nine months ended September 30, 2012, an increase of $1.7 million, compared to net cash flows provided by investing activities of $0.5 million during the same period in 2011. This increase in cash flows provided by investing activities is primarily due to an increase in net sales of marketable securities of $1.1 million in 2012 during the nine months ended September 30, 2012, compared to the same period in 2011, and by the $0.7 million acquisition of assets from OMC in April 2011.

Net cash flows used in financing activities were $0.6 million during the nine months ended September 30, 2012, a change of $6.4 million, compared to net cash flows used in financing activities of $7.0 million during the same period in 2011. This reduction in cash flows used in financing activities was primarily due to the repayment of debt obligations for $7.0 million during the nine months ended September, 2011, compared to the repurchase of common stock of $0.6 million during the nine months ended September 30, 2012.

Debt. In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million in December 2010) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

Capital Expenditures. We currently plan to purchase approximately $0.2 million in property, plant, and equipment during the remainder of 2012.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. We paid a $1.5 million dividend, or $0.1825 per share, in December 2011.

Backlog. At September 30, 2012, our backlog of signed orders for 2012 was $8.1 million, consisting of $0.4 million for GPI SAS, $4.6 million for GPI USA, and $3.1 million for GPI Asia. At September 30, 2011, our backlog of signed orders was $9.9 million, consisting of $5.7 million for GPI SAS, $3.9 million for GPI USA, and $0.3 million for GPI Asia.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments during the nine months ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2012, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 8 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by us by month during the third quarter of 2012 under our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to 31	1,000	$6.52	1,000	318,239
August 1 to 31	600	$6.19	600	317,639
September 1 to 30	6,200	$6.33	6,200	311,439
Total	7,800	$6.35	7,800

(1) On December 1, 2011, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to five percent (5%), or 409,951 shares, of our outstanding shares of common stock. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. The shares repurchased during the quarter ended September 30, 2012, were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 8, 2012	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer

