Form 10-K
period 2012-12-31
Gaming Partners International CORP
filed 2013-03-26
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2012, based on the closing price as reported on the NASDAQ Global Market of $6.18 per share: $23,190,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 2013 was 7,958,364 shares of common stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement relating to the 2013 annual stockholders’ meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2012.

i

PART I

Item 1.  Business

The following Business section contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A, “Risk Factors.”

Company Overview

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including maquiladora manufacturing operations in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino chips, as well as radio frequency identification device (RFID) product solutions.

GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by the late Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we,” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino chips, table layouts, playing cards, gaming furniture and table accessories, dice, RFID readers and software, and roulette wheels, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of casino chips, gaming furniture, and RFID solutions. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

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

Products

The following summarizes sales of our products by product line (in thousands) for the years ended December 31:

	2012		2011
Casino chips:
American-style casino chips without RFID	$25,253	40.2%	$14,777	24.2%
American-style casino chips with RFID	4,382	7.0%	8,552	14.0%
American-style casino chips	29,635	47.2%	23,329	38.2%
European-style casino chips without RFID	4,607	7.3%	2,207	3.6%
European-style casino chips with RFID	7,423	11.8%	15,692	25.7%
European-style casino chips	12,030	19.1%	17,899	29.3%
Total casino chips	41,665	66.3%	41,228	67.5%
Playing cards	5,551	8.8%	5,145	8.5%
Table layouts	4,425	7.0%	4,101	6.7%
Table accessories and other products	3,323	5.3%	3,017	5.0%
Gaming furniture	2,882	4.6%	2,098	3.4%
Dice	2,287	3.6%	2,161	3.5%
RFID solutions	839	1.3%	1,598	2.6%
Shipping	1,924	3.1%	1,736	2.8%
Total	$62,896	100.0%	$61,084	100.0%

Casino Chips and Currency

Casino chips act as the currency of casinos for traditional table games. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino chips, like real currency, are subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, UV inks, four-color process UV markings, gold lace materials, laser pigments, alpha dots, customized rims, number serializations, holograms, and micro-text. Our most sophisticated anti-counterfeiting feature is an RFID device, which is a microchip that can be embedded in our casino chips making them counterfeit resistant and trackable when combined with our Chip Inventory System (CIS) software.

Another feature that is important in the manufacture of secure casino chips is the use of more complex multi-shot molds to enhance chip design complexity, which allows customers to add multiple security features in our B&G and Bud Jones injection-molded chips. To improve our mold making capability, we purchased certain assets of OMC SARL and its subsidiary OMC Industries (OMC), a private French-based manufacturer of high-quality plastic injection molds, in April 2011.

Typically, a casino will order all of its casino chips, including replacement chips, from a single supplier. Accordingly, we strive to become the original chip supplier to a casino upon its opening, thereby enhancing our opportunity to receive additional sales when the casino places replacement orders. A new casino order will typically include at least five to seven distinct chip denominations, colors, and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price depends on customization, quantities, design, and security features. Casino chips can be divided into two basic styles: American-style casino chips and European-style casino chips, known as jetons and plaques. We hold the leading worldwide market share in casino chips.

American-style Casino Chips

American-style casino chips are used worldwide. There are currently three main manufacturing technologies used to produce these types of chips: injection molding, thermo-compression molding, and sublimation. We produce casino chips using all three of these methods. We sell American-style casino chips under the Paulson®, Bud Jones®, and BG® brand names.

•	Injection-molded Chips. Plastic injection-molded chips were created in the late 1960s under the Bud Jones brand. Such chips are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the chips counterfeit resistant, including UV pigments, laser pigments, holograms, and RFID technology. The Bud Jones brand offers a wide range of such chips with vivid colors and smooth or textured surfaces. Under the BG brand we developed a full line of injection-molded chips with different designs and materials from the Bud Jones brand, and offer full customization through our BG Premium chip line which allows customers to incorporate their iconic elements or brand into a completely unique chip design specific to their casino.
•	Thermo-compression Molded Chips. Thermo-compression molded casino chips are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the chips during the compression steps. Customized designs, security, and identifying features are incorporated into the chips. These chips have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded chips are manufactured under the Paulson brand. Various security features are used to make the chips more counterfeit resistant, including UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.
•	Sublimation Chips. Sublimation chips, manufactured under the BG brand, are made of a disc of white plastic material. The design of these chips is transferred to the material using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the chip. We refer to this casino chip style as “Full Face.” Security features for sublimation chips include UV pigments and laser pigments.

European-style Casino Currency

Jetons and plaques are European-style casino currency. Jetons are circular with multiple diameters. Plaques are rectangular, square, oval, or custom-shaped. While these styles of chips are primarily sold in Europe and Asia, we delivered a significant order of plaques to a Las Vegas casino in the fourth quarter of 2012. Jetons and plaques are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, and RFID technology. GPI SAS created its original product line in 1925 and has held the leading position in this market since that time.

RFID Casino Chips

Since 1996, we have been at the forefront of developing applications of RFID technology for use in casino chips. RFID in gaming started with low-frequency (125 KHz) RFID being used for anti-counterfeiting security and chip tracking. In addition to low frequency RFID, we developed and introduced, in 2006, a high-frequency (13.56 MHz) line of RFID products which offer a higher level of security.

We offer a full line of RFID casino chips and readers available in both low and high frequency. Our products, including readers for cage, table, and vault applications, are integrated to provide chip authentication and tracking across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino chips, either one at a time or in large quantities, whether in stacks, boxes, trays, cabinets, or on the tables.

We hold several international patents related to the embedding process of an RFID microchip into a gaming chip, a jeton, or a plaque. We also hold an exclusive license on two patents owned by International Game Technology (IGT) which allows us to manufacture and sell RFID casino chips and readers in the United States. These licensed patents expire in 2015. Our patents and exclusive license apply to all RFID frequencies.

RFID Solutions

RFID solutions for casino currency consist of low- and multiple 13.56 MHz high-frequency RFID technologies for chip readers and antennas, as well as our CIS software, hardware, and maintenance services, and are sold as a system to authenticate RFID casino currency. Many jurisdictions require approval of updated versions of our CIS software from regulatory agencies before use by casinos.

In August 2010, we entered into an RFID License and Transfer Agreement with IGT that expanded our access to additional RFID intellectual property. This agreement gave us exclusive rights to IGT’s high-frequency RFID patents and included the purchase of IGT’s CIS communication platform which integrates RFID data into a variety of casino management systems. Through this agreement, we also acquired rights to assume IGT’s existing installed RFID system base throughout the United States and Asia.

Playing Cards

We manufacture and sell two lines of paper casino playing cards under the Paulson brand in single, multi-deck, and pre-shuffled packages. Based on casino controls and practices, cards, which are consumable products, are generally replaced at least every 24 hours. A casino typically enters into a one- or two-year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Our cards are compatible with all card shufflers.

Table Layouts

We manufacture table layouts for the North American and European markets. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paul-Son FX material, to give our customers maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, full graphic sublimation, and digital direct printing. All graphic designs are developed by our art department in concert with our casino customers to ensure complete satisfaction.

We install layouts on new GPIC gaming tables prior to delivery. As a consumable product, table layouts are replaced on a regular basis.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design, and we offer a variety of base, finish, and accessory options. Our tables support our proprietary accessories and RFID systems and are able to incorporate third-party casino equipment products, including card shufflers, card readers, monitors, bill validators, and IT products. Gaming furniture is typically sold in combination with table accessories.

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

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations, and we offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features such as laser pigment. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

Backlog

At December 31, 2012, our backlog of signed orders for 2013 was $8.4 million, consisting of $6.0 million for GPI Asia, $2.1 million for GPI USA, and $0.3 million for GPI SAS. At December 31, 2011, our backlog of signed orders for 2012 was $11.7 million, consisting of $2.7 million for GPI Asia, $4.7 million for GPI USA, and $4.3 million for GPI SAS.

Sales, Advertising, and Promotion

We maintain global sales representation in all gaming jurisdictions with legalized table game operations and use our sales network to sell our products to casinos worldwide. In the Americas, we generally sell and service our full suite of products through our US-based sales force, who sell throughout the United States. In Europe and Africa, we generally sell and service our products through our Beaune, France-based sales force. In the Asia-Pacific region, we distribute products through our Macau S.A.R., China-based sales force.

Our reputation for quality products, reliable service, and unparalleled currency security features are key factors upon which we successfully sell in the market place. This reputation is enhanced by our long-standing customer relationships that have been developed over the years by our individual sales representatives and our executive team. When direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local sales agents or distributors. However, in this case, we maintain direct contact with the designated representative and the end customers to ensure that our brand integrity is not compromised.

We maintain in-house product design services groups in the United States, France, and Asia to support our sales staff to develop artwork for custom products and to support our manufacturing operations.

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau S.A.R. China, the International Casino Exhibition (ICE) show in London, and the Australasian Gaming Expo in Sydney. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

We also market casino-specific themed products in certain gaming jurisdictions, including casino chips, layouts, cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

Competition

We compete against a variety of casino table game equipment suppliers across our product lines. We believe our competitive advantages include our reputation, manufacturing capability, sales staff experience, distribution channels, regulatory and jurisdictional licenses, financial strength, and our ability to provide a complete line of products which allows customers the ease of dealing with a single company.

Casino Chips Our major competitors for casino chips are Gemaco Playing Card Company and ICON Poker, Inc., both based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Australia; and Matsui Gaming Machine Co., Ltd., based in Japan. We believe our key competitive factors for gaming chip sales are reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions We believe the primary competitive advantages for RFID solutions sales are our exclusive licenses and patents, CIS software, and RFID readers, as well as product quality, security, service, and value.

Playing Cards Our major competitors for playing cards are The United States Playing Card Company and Gemaco Playing Card Company, based in the United States, as well as the Angel Playing Cards Co., Ltd, based in Japan. We believe our key competitive factors for playing cards are intrinsic card characteristics including finish, weight of paper, and snap memory, as well as other factors such as jurisdictional licensing, security, manufacturing quality control, delivery reliability, and value.

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

Gaming Furniture Our principal competitors for casino gaming furniture are USA Gaming Supply Inc., Avalon Gaming Inc., and KP Gaming Supplies Inc., all based in the United States, as well as TCS/John Huxley, Abbiati Casino Equipment, and smaller regional wood shops. We believe our primary competitive factors are our ability to design and produce customized furniture, a wide range of table types and configurations, production lead times, craftsmanship, jurisdictional approvals, and value.

Table Accessories and Other Products Our principal competitors for distributing table accessories and other products including drop boxes, dealing shoes, chip trays, chip bank covers, and foot rails are small local distributors. We believe that our key competitive factors for these products are our ability to be a single-source supplier, as well as our service and product quality.

Dice Our principal competitors for casino dice sales are The United States Playing Card Company and the Midwest Game Supply Co. We believe our primary competitive factors for dice sales are product quality, service, and value.

Materials and Supplies

Where possible, we attempt to diversify our supplier base to avoid a disruption of supply. For critical supplies, we inventory, when possible, additional quantities to minimize risk. However, some key raw materials for our principal products, such as RFID tags, have unique suppliers. In the fall of 2011, we experienced a temporary disruption in the receipt of these RFID tags due to flooding in Thailand. In most other cases, our raw materials are staple goods such as paper, plastic, wood, felt, and synthetic fabric, which are readily available from several suppliers. We believe the availability of these materials is adequate to meet our ongoing manufacturing needs.

Manufacturing

We produce most of the products we sell on a build-to-order basis due to the customized nature of our customers’ orders. Our two main manufacturing facilities are in Beaune, France and San Luis Rio Colorado, Mexico. The major products produced in France are our Bourgogne et Grasset brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson, Bud Jones, and Bourgogne et Grasset brands of American-style casino chips, as well as cards, layouts, gaming furniture, table accessories, and dice.

We have the facilities, equipment, and personnel necessary to meet expected customer demand and the flexibility to adjust our production capacity to meet ongoing fluctuations in our business and allow us to be responsive to our customers’ requirements.

Research and Development

In response to our customers’ changing and more complex product needs, we have increased our spending in developing new and improved products. This research and development includes new casino currency, RFID technologies, and a broad range of chip security features and materials, as well as new tables and cards. During 2012, we developed a new casino currency that combines features of our different currency products and in late 2012, we received our first order for this new casino currency, which was delivered in the first quarter of 2013.

Our research staff perform these research activities at our facilities in France, Mexico, and the United States, while also working closely with our customers to develop market-driven product features and applications. We also subcontract certain research related to technologies that we are seeking to apply to our products. Our research and development expenses increased to $2.0 million in 2012 from $1.2 million in 2011.

Intellectual Property

We own a portfolio of trademarks, patents, copyrights, and trade secrets. We own United States, foreign, or common-law trade registrations (®) for the following marks:

Air Rail	Paulson
BG	Paul-Son FX
Bourgogne et Grasset	Paul-son Gaming
Bud Jones	Paulson Pro Series
Casino Currency Control	Poker RFID
Chipsoft	PSV Series
ECS	RFID Poker
Eready	SafeChip by Bourgogne et Grasset
eReady logo	SmartChip
Gaming Partners International	T-K
GPI	We Make the Money the World Plays With
Casino de Isthmus City	Grand Pip
Tagchip	Harlequin
GPI logo	WheelCheck Plus
LaserTrack

Many of our trademarks have international protections.

We own numerous United States and international patents. We also retain an exclusive license to manufacture and sell casino chips with embedded RFID microchips and RFID readers for chip tracking and accounting in the United States until 2015. We believe that our trademarks, logos, and patent rights are valuable to our operations and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to vigorously defend against any infringement or dilution of our trademarks, logos, or patent rights.

Environmental Matters

Our operations are designed to be in compliance with international, federal, state, and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2012, we employed 966 people, consisting of 757 employees in Mexico, 134 in France, 69 in the United States, and six in Macau. Additionally, we had 69 temporary contract workers in France. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

The gaming operations of each of our subsidiaries, as well as the operations of casinos, are subject to extensive regulation by 175 state, federal, tribal, and international agencies, with the majority of oversight by individual state gaming control boards and tribal gaming agencies.

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

Certain regulators not only govern the activities within their jurisdiction, but also oversee activities that occur in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada corporation, state regulatory authorities require us to maintain, at a minimum, Nevada gaming standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99.01 of this Annual Report on Form 10-K.

Financial Information about Geographic Areas

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 for certain financial information by geographic area.

Available Information

Our website is www.gpigaming.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. You may also submit written information requests by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102.

Item 1A.  Risk Factors

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business, any of which could have an adverse effect on our financial condition and results of operations. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a significant shift in player preferences away from live table games to electronic, mobile, or online gaming, including the further legalization, expansion and, popularity of electronic, mobile, and online gaming;
•	slow growth rate of new and existing land-based casinos and markets;
•	delays of scheduled openings of newly constructed or planned land-based casinos;

•	a decline in the rate of replacement of existing products;
•	a decline in the public acceptance of gaming;
•	a decline in the popularity of the types of games with which our products are used;
•	an increase in the popularity of competitors’ products;
•	a shift in customer preference between American-style casino chips and European-style plaques and jetons; and
•	an increase in the number of competitors in the gaming chip market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID casino chips or related products, or a failure of such products containing new innovative technology to perform as contemplated, which could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims, and litigation;
•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;
•	the inability of us or another company to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino chips less attractive;
•	any delay by us in introducing new products on schedule;
•	failure of the casino industry to accept RFID technology with respect to casino chips and readers, and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;
•	the development of competing new technologies, making ours obsolete or undesirable; and
•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;
•	competitors’ infringement upon our existing trademarks, patents, trade secrets, and copyrights;
•	expiration of patents and licenses;
•	inability to obtain, maintain, and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;
•	costs in defending our intellectual property rights, including indirect costs related to the diversion of management’s time and attention away from the operation of our business;
•	successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded casino chips; and
•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions, including those that affect the health of the gaming industry;
•	declines in discretionary spending on entertainment activities, including gaming, for reasons beyond our control such as continued negative economic conditions, travel or tourism declines, natural disasters, acts of war or terrorism, transportation disruptions and other travel limitations, or health epidemics;

•	consolidations within the gaming industry;
•	higher than anticipated manufacturing, selling, administrative, legal, and/or distribution costs;
•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;
•	changes in interest rates causing a reduction of investment income or in the value of market-rate-sensitive instruments;
•	a tightening of the availability of capital so that loans to us or to our customers would only be available at cost-prohibitive terms and conditions; and
•	unfavorable changes in federal, state, or foreign taxation laws or application of such laws that could reduce our profitability.

We operate in a number of tribal jurisdictions with sovereign immunity, which presents risks we generally do not encounter in U.S. jurisdictions. We also operate in many countries outside of the United States which subjects us to certain inherent risks, including:

•	social, political, or economic instability in international markets, particularly those where we have higher sales concentrations and growth;
•	tariffs, other trade barriers, and import or export licensing requirements;
•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;
•	expropriation, nationalization, and restrictions on repatriation of funds or assets;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements, including those related to post-employment benefits;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations, including labor regulations, staffing, and management of widespread operations;
•	changes in consumer tastes and trends;
•	acts of war or terrorism; and
•	U.S. government requirements for export.

We operate in a highly regulated industry and our ability to sell our products in existing jurisdictions or expand into new jurisdictions could be adversely affected by:

•	changes in existing gaming laws and regulations or new interpretations of existing laws and regulations that hinder or prevent us from continuing to operate in the jurisdictions where we currently do business or where we intend to do business;
•	unfavorable public referendums or anti-gaming legislation affecting or directed at gaming manufacturers or gaming operators;
•	findings of non-compliance with applicable laws or regulations which could lead to a limitation, conditioning, suspension, or revocation of any of our gaming licenses;
•	delays in obtaining or maintaining licenses or approvals from regulatory agencies;
•	limited technological expertise by regulatory agencies causing restrictions or burdensome conditions on approvals;

•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our company, business, principal stockholders, officers, directors, or key employees; and
•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial condition due to asserting or defending claims;
•	the discovery of facts with respect to legal actions pending against us, but not presently known to us;
•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and
•	a diversion of management’s attention from our business.

We have a stockholder with effective control of the Company, which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;
•	it can delay or prevent a change in control of the Company, even when such change in control is in the best interests of other stockholders; and
•	its ownership might adversely affect the market price of our common stock.

Pursuing or implementing acquisitions could have a material adverse effect on our business, financial condition, and results of operations, including:

•	significant expenses related to due diligence efforts in connection with potential acquisitions and diversion of management’s attention away from our existing business;
•	the issuance of potentially dilutive equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities, or an increase in amortization expenses; and
•	the failure to successfully consummate an acquisition on favorable terms or at all.

Any acquisition we implement may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

•	the inability to integrate operations, financial reporting, internal controls, technologies, products, and personnel, including issues raised by national, geographic, and cultural differences;
•	potential impairments in acquired assets;
•	a less-than-successful entry into markets or acquisition of products or technologies in which we have limited or no prior experience;
•	expenses associated with any unknown or potential legal liabilities;
•	changes in or uncertainties of application of laws or regulations;
•	failures to identify or uncover material risks in due diligence;
•	management of worldwide operations; and
•	the inability to exploit acquired intellectual property or the development, sale, or lease of acquired products, or unanticipated increases in manufacturing expenses.

Our business operations are subject to other risks, including:

•	the loss of key employees, sales personnel, and technical staff or an inability to hire a sufficient number of such persons;
•	limited or unique suppliers for certain key raw materials for significant products;
•	possibility of failure of components purchased from suppliers;

•	the presence of lead in older versions of Paulson brand casino chips, which could lead to unanticipated costs;
•	increased costs due to reliance on third-party suppliers and contract manufacturers or a disruption in our manufacturing processes;
•	adverse changes in the creditworthiness of parties with whom we have receivables;
•	casualty, theft, or loss of our casino chips prior to delivery to casinos or the counterfeiting of our casino chips;
•	the possibility of failure of our security systems to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and/or our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities; and
•	any failures or difficulties in maintaining our computer information systems, including as a result of cyber-attacks, breaches of our computer systems, and other security vulnerabilities, could result in disruption of operations, loss of information, litigation, and unanticipated increases in costs.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is in a Company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R. China.

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and our product design services department.

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

San Luis, Arizona.  In May 2012, we leased an 8,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through June 2015.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips and a 15,000 square-foot administrative and sales building located nearby. Additionally, in April 2011, we leased a 5,000 square-foot building through March 2017, which houses our mold-making operations.

Macau S.A.R. China.  In October 2012, we leased a 4,000 square-foot sales office in Macau S.A.R. China through September 2015.

Facility Capacity.  With approximately 272,000 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2012, we believe we have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.  Legal Proceedings

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 13, 2013, the closing price was $8.02 per share.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$7.10	$6.00	$7.72	$6.25
Second Quarter	7.00	6.04	7.71	6.65
Third Quarter	6.40	5.94	8.40	6.06
Fourth Quarter	7.21	6.10	7.14	5.81

Holders

There were 82 holders of record of our common stock as of March 13, 2013.

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. We paid a $1.48 million dividend, or $0.1825 per share, in December 2012 and paid a $1.50 million dividend, or $0.1825 per share, in December 2011.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

The following is a summary of common shares repurchased by us by month during the fourth quarter of 2012 under our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to 31	—	—	—	—
November 1 to 30	—	—	—	—
December 1 to 31	54,600	$7.20	54,600	345,400
Total	54,600	$7.20	54,600	345,400

(1)	On December 1, 2011, our Board of Directors approved a stock repurchase program, which authorized us to repurchase up to five percent, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this plan through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. We purchased 54,600 shares after the November 30, 2012 increase, leaving 345,400 shares available for repurchase as of December 31, 2012. Since the inception of the stock repurchase program on December 1, 2011, we have repurchased 153,112 shares, as of December 31, 2012. The other terms of the program as previously adopted by the Board of Directors remain in full force and effect. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. The shares repurchased during the quarter ended December 31, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2010, 2009, and 2008 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$62,896	$61,084	$59,875	$49,527	$60,546
Cost of revenues(1)	40,384	40,728	37,038	33,253	40,442
Gross profit	22,512	20,356	22,837	16,274	20,104
Selling, administrative, and research and development(1)	15,352	15,888	16,398	13,487	14,764
Impairment of goodwill	—	—	—	1,572
Operating income	7,160	4,468	6,439	1,215	5,340
Other income and (expense)	290	463	352	289	486
Income before income taxes	7,450	4,931	6,791	1,504	5,826
Income tax provision	1,375	1,262	2,372	457	1,339
Net income	$6,075	$3,669	$4,419	$1,047	$4,487
Earnings per share:
Basic	$0.75	$0.45	$0.54	$0.13	$0.55
Diluted	$0.75	$0.45	$0.53	$0.13	$0.55
Weighted-average shares of common stock outstanding:
Basic	8,122	8,199	8,199	8,107	8,103
Diluted	8,149	8,225	8,207	8,189	8,184
BALANCE SHEET DATA:
Cash and cash equivalents	$14,038	$9,282	$11,400	$3,238	$5,547
Marketable securities	13,546	14,867	18,350	15,600	7,561
Working capital	31,348	28,492	26,757	22,694	21,931
Property and equipment, net	11,190	11,836	11,926	13,454	14,158
Total assets	63,282	56,042	61,807	53,278	49,549
Current liabilities	14,487	12,854	20,308	12,806	8,405
Long-term debt	—	15	32	314	1,743
Total stockholders' equity(2)	46,621	42,484	40,935	39,490	38,816

(1)	Certain amounts for 2008 through 2011 have been reclassified to conform to the 2012 presentation; these reclassifications had no impact on revenues, net income, total assets, or total liabilities. The amounts reclassified from cost of revenues to selling, administrative, and research and development expenses were $822,000, $923,000, $583,000, and $461,000 for 2011, 2010, 2009, and 2008, respectively.
(2)	Cash dividends of $1,478,000, $1,496,000, $1,496,000, and $1,013,000 were paid in 2012, 2011, 2010, and 2009, respectively. No cash dividends were paid in 2008.

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

For a Company Overview and information on our products, as well as general information, see Part I — Item 1. “Business.”

Overview of Our Business

We custom manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino chips), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, chip inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino chips, as well as RFID product solutions.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino chips, our primary product line, which typically represents over 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future sales is found in our backlog, which reflects signed orders that we expect to ship during the following year. Our backlog at December 31, 2012 and December 31, 2011 was as follows (in millions):

	GPI SAS	GPI USA	GPI ASIA	Total
December 31, 2012	$0.3 million	$2.1 million	$6.0 million	$8.4 million
December 31, 2011	$4.3 million	$4.7 million	$2.7 million	$11.7 million

The change in the GPI SAS and GPI Asia backlogs reflects the transition during 2012 to GPI Asia as the exclusive distributor for our products in Asia.

Outlook

During 2012, an increase in casino openings, expansions, and rebrandings in the United States led to an increase in sales of Paulson chips, furniture, and accessories. Additionally, in the fourth quarter of 2012, we showed increases in Asia-Pacific sales due to new and expansion orders. Our backlog at the end of 2012 includes the introduction of a new chip currency with more customized designs and security features.

We will continue to evaluate potential strategic acquisitions and partnerships to grow our business and have engaged financial advisors to assist us in this regard; however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful. Additionally, we will pursue growth internally by continuing our focus on market-driven research and development of new products and product enhancements.

Financial and Operational Highlights

For the fourth quarter of 2012, our revenues were $17.5 million, an increase of $2.9 million, or 19.6%, compared to revenues of $14.6 million in 2011. For the fourth quarter of 2012, our net income was $1.7 million, an increase of $1.1 million, or 213.2%, compared to net income of $0.6 million in 2011.

For the year ended December 31, 2012, our revenues were $62.9 million, an increase of $1.8 million, or 3.0%, compared to revenues of $61.1 million in 2011. Our net income for 2012 was $6.1 million, an increase of $2.4 million, or 65.6%, compared to net income of $3.7 million for 2011.

GPI SAS uses the euro as its functional currency. At December 31, 2012 and 2011, the US dollar to euro exchange rates were $1.3218 and $1.2950, respectively, which represents a 2.1% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2012 and 2011 were $1.2861 and $1.3924, respectively, which represents a 7.6% stronger dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At December 31, 2012 and 2011, the Mexican peso to US dollar exchange rates were 13.0101 and 13.9787, respectively, which represents a 6.9% weaker dollar compared to the peso. The average exchange rates for the years ended December 31, 2012 and 2011 were 13.1683 pesos and 12.4274 pesos to the US dollar, respectively, which represents a 6.0% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region, uses the US dollar as its functional currency. At December 31, 2012 and 2011, the Macanese pataca to US dollar exchange rates were 7.9800 and 7.8299, respectively, which represents a 1.9% stronger dollar compared to the pataca. The average exchange rates for the years ended December 31, 2012 and 2011 were 7.8329 patacas and 7.8747 patacas to the US dollar, respectively, which represents a 0.5% weaker dollar compared to the Macanese pataca.

Other Matters

On December 18, 2012, we paid a $1.48 million dividend, or $0.1825 per share, to our common stockholders. On December 12, 2011, we paid a $1.50 million dividend, or $0.1825 per share, to our common stockholders.

On December 1, 2011, our Board of Directors approved a stock repurchase program, which authorized us to repurchase up to five percent, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this plan through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. We purchased 54,600 shares after the November 30, 2012 increase, leaving 345,400 shares available for repurchase as of December 31, 2012. Since the inception of the stock repurchase program on December 1, 2011, we have repurchased 153,112 shares, as of December 31, 2012.

The other terms of the program as previously adopted by the Board of Directors remain in full force and effect. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, or in privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans.

To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time.

During the year ended December 31, 2012, we repurchased a total of 141,860 shares of our common stock under the program at a cost of $983,029, or a weighted-average price of $6.93 per share. Since the inception of this program in the fourth quarter of 2011 through March 13, 2013, we have repurchased a total of 240,652 shares at a cost of $1,726,382, or a weighted-average price of $7.17 per share.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2012		2011		Year to Year Change
Revenues	$62,896	100.0%	$61,084	100.0%	$1,812	3.0%
Cost of revenues(1)	40,384	64.2%	40,728	66.7%	(344)	(0.8)%
Gross profit	22,512	35.8%	20,356	33.3%	2,156	10.6%
Selling, administrative, and research and development(1)	15,352	24.4%	15,888	26.0%	(536)	(3.4)%
Operating income	7,160	11.4%	4,468	7.3%	2,692	60.3%
Other income and (expense)	290	0.5%	463	0.8%	(173)	(37.4)%
Income before income taxes	7,450	11.9%	4,931	8.1%	2,519	51.1%
Income tax provision	1,375	2.2%	1,262	2.1%	113	9.0%
Net income	$6,075	9.7%	$3,669	6.0%	$2,406	65.6%

(1)	Certain amounts have been reclassified between cost of revenues and selling, administrative, and research and development expenses to conform to the 2012 presentation. The net amounts reclassified for 2011 from cost of revenues to selling, administrative, and research and development expenses were $822,000, or 1.3% of revenues.

The following table presents certain data by geographic location (in thousands) and as a percentage of revenues for the years ended December 31:

	2012		2011
Revenues
The Americas	$32,891	52.3%	$24,944	40.8%
Asia Pacific	25,532	40.6%	33,106	54.2%
Europe and Africa	4,473	7.1%	3,034	5.0%
Total	$62,896	100.0%	$61,084	100.0%

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2012		2011		Year to Year Change
Casino chips:
American-style casino chips without RFID	$25,253	40.2%	$14,777	24.2%	$10,476	70.9%
American-style casino chips with RFID	4,382	7.0%	8,552	14.0%	(4,170)	(48.8)%
American-style casino chips	29,635	47.2%	23,329	38.2%	6,306	27.0%
European-style casino chips without RFID	4,607	7.3%	2,207	3.6%	2,400	108.7%
European-style casino chips with RFID	7,423	11.8%	15,692	25.7%	(8,269)	(52.7)%
European-style casino chips	12,030	19.1%	17,899	29.3%	(5,869)	(32.8)%
Total casino chips	41,665	66.3%	41,228	67.5%	437	1.1%
Playing cards	5,551	8.8%	5,145	8.5%	406	7.9%
Table layouts	4,425	7.0%	4,101	6.7%	324	7.9%
Table accessories and other products	3,323	5.3%	3,017	5.0%	306	10.1%
Gaming furniture	2,882	4.6%	2,098	3.4%	784	37.4%
Dice	2,287	3.6%	2,161	3.5%	126	5.8%
RFID solutions	839	1.3%	1,598	2.6%	(759)	(47.5)%
Shipping	1,924	3.1%	1,736	2.8%	188	10.8%
Total	$62,896	100.0%	$61,084	100.0%	$1,812	3.0%

Comparison of Operations for the Years Ended December 31, 2012 and 2011

Revenues  For the year ended December 31, 2012, revenues were $62.9 million, an increase of $1.8 million, or 3.0%, compared to revenues of $61.1 million in 2011. This increase in revenues in 2012 was due primarily to the following:

•	a $6.3 million increase in sales of American-style chips in the United States, primarily driven by sales of Paulson chips to casinos opening in Ohio, New Jersey, and Maine; and
•	a $1.8 million increase in sales of furniture, accessories, table layouts, and cards to new and expanding casinos in the United States; offset by
•	a $5.9 million decrease in sales of European-style casino chips for Asia-Pacific casinos, driven by significant sales to the GalaxyTM and SJM casinos in Macau in the 2011 reporting period; and
•	a $0.8 million decrease in sales of RFID solutions to casinos in Asia-Pacific, primarily related to the May 2011 Galaxy Macau opening.

Cost of Revenues  For the year ended December 31, 2012, cost of revenues was $40.3 million, a decrease of $0.4 million, or 0.9%, compared to cost of revenues of $40.7 million for 2011. As a percentage of revenues, our cost of revenues decreased to 64.2% in 2012 compared to 66.7% in 2011. The reduced cost of revenues was driven by the same factors described under Gross Profit below.

Gross Profit  For the year ended December 31, 2012, gross profit was $22.5 million, an increase of $2.1 million, or 10.8%, compared to gross profit of $20.4 million for 2011. As a percentage of revenues, our gross profit increased from 33.3% to 35.8%. This gross profit percentage increase was primarily driven primarily by the following:

•	a shift in sales mix toward higher-margin Paulson chips to casinos in the Americas in 2012; offset by
•	a decrease in sales of European-style and American-style casino chips to Asia-Pacific casinos in 2012, compared to 2011, which resulted in fixed manufacturing costs being allocated over lower production volumes in these products.

Selling, Administrative, and Research and Development Expenses  The following table details the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2012		2011		Year to Year Change
Marketing and sales(1)	$6,111	9.7%	$5,512	9.0%	$599	10.9%
General and administrative(1)	7,252	11.5%	9,139	15.0%	(1,887)	(20.6)%
Research and development(1)	1,989	3.2%	1,237	2.0%	752	60.8%
Total selling, administrative, and research and development	$15,352	24.4%	$15,888	26.0%	$(536)	(3.4)%

(1)	Certain amounts have been reclassified between cost of revenues, marketing and sales, general and administrative, and research and development expenses to conform to the 2012 presentation. The net amounts reclassified for 2011 from cost of revenues to marketing and sales for product design services were $417,000 and from cost of revenues to research and development were $405,000; and from general and administrative to research and development were $832,000.

For the year ended December 31, 2012, selling, administrative, and research and development expenses were $15.4 million, a decrease of $0.5 million, or 3.1%, compared to selling, administrative, and research and development expenses of $15.9 million in 2011. Selling, administrative, and research and development expenses decreased as a percent of revenue to 24.4% in 2012 from 26.0% in 2011.

Marketing and sales expenses increased from 2011 to 2012 by $0.6 million. This increase is primarily due to an increase of $0.3 million related to compensation expenses and $0.3 million related to trade shows and other marketing activities.

General and administrative expenses decreased from 2011 to 2012 by $1.9 million. This is primarily due to a decrease of $0.8 million in legal expenses, including a credit related to the settlement of employment litigation in France, a $0.4 million reduction in gaming license expenses, and a decrease of $0.4 million in bad debt expense related to the collection of accounts past due and previously reserved.

Research and development expenses increased from 2011 to 2012 by $0.8 million. This increase is primarily due to an increased number of research and development projects related to new currency products, chip information software, and casino chip security features.

Other Income and (Expense)  The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2012		2011		Year to Year Change
Interest income	$382	0.6%	$475	0.8%	(93)	(19.6)%
Interest expense	(8)	(0.0)%	(56)	(0.1)%	48	85.7%
(Loss) on foreign currency transactions	(91)	(0.1)%	(11)	(0.0)%	(80)	727.3%
Other income, net	7	0.0%	55	0.1%	(48)	(87.3)%
Total other income and (expense)	$290	0.5%	$463	0.8%	$(173)	(37.4)%

For the year ended December 31, 2012, other income and (expense) decreased by $0.2 million compared to the prior year. This was primarily due to a $0.1 million decrease in net interest income related to lower average yields on marketable securities during 2012 than 2011, and a $0.1 million decrease in foreign currency transactions.

Income Taxes  During the year ended December 31, 2012, our effective tax rate was 18.5%, compared to 25.6% for the year ended December 31, 2011. Our effective tax rate for the year ended December 31, 2012 differed from the statutory rate as a result of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. Our effective tax rate for the year ended December 31,

2011 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2012	2011
France (GPI SAS)	$1,244	$5,454
United States (GPIC and GPI USA)	3,053	(1,406)
Macau (GPI Asia)	2,343	643
Mexico (GPI Mexicana)	810	240
Total pre-tax income	$7,450	$4,931

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. In 2012 and 2011, these costs totaled $1.3 million and $1.6 million, respectively.

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

At December 31, 2012, we had $14.0 million in cash and cash equivalents and $13.5 million in marketable securities, totaling $27.5 million. Of this amount, $14.6 million is held by GPI SAS, $8.1 million is held by GPI USA, and $4.8 million is held by GPI Asia.

Working Capital (See Consolidated Balance Sheets) The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2012	2011	Year to Year Change
Cash and cash equivalents	$14,038	$9,282	$4,756	51.2%
Working capital	31,348	28,492	2,856	10.0%
Current ratio	3.2	3.2

At December 31, 2012, working capital totaled $31.3 million, an increase of $2.9 million, or 10.0%, compared to working capital of $28.5 million at December 31, 2011. This increase is due to an increase in current assets of $4.5 million, offset by an increase in current liabilities of $1.6 million. The increase in current assets was due primarily to an increase in cash and cash equivalents of $4.8 million. The increase in current liabilities was due primarily to an increase in customer deposits and deferred revenue of $1.5 million.

Cash Flows (See Consolidated Statements of Cash Flows)  The following summarizes our cash flow (in thousands) for the years ended December 31:

	2012	2011	Year to Year Change
Operating Activities	$7,017	$5,716	$1,301	22.8%
Investing Activities	216	887	(671)	(75.6)%
Financing Activities	(2,493)	(8,544)	6,051	(70.8)%
Effect of exchange rates	16	(177)	193	(109.0)%
Net change	$4,756	$(2,118)	$6,874	(324.6)%

Net cash flows provided by operating activities were $7.0 million during 2012, an increase of $1.3 million, compared to net cash flows provided by operating activities of $5.7 million for 2011. In 2012, $8.6 million of cash was provided by net income-related activities; $0.2 million was used to acquire operating assets (excluding cash); and $1.4 million was used to reduce current liabilities. In 2011, $6.0 million of cash was provided by net income-related activities; $0.4 million was provided by a reduction in operating assets (excluding cash); and $0.6 million was used to reduce current liabilities.

Net cash flows provided by investing activities were $0.2 million in 2012, a decrease of $0.7 million, compared to net cash flows provided by investing activities of $0.9 million in 2011. This decrease in net cash flows provided by investing activities was primarily due to a reduction in net sales of marketable securities of $1.6 million in 2012, compared to 2011, by the $0.7 million acquisition of assets from OMC in April 2011, and a decrease in capital expenditures of $0.3 million in 2012, compared to 2011.

Net cash flows used in financing activities were $2.5 million in 2012, a decrease of $6.0 million, compared to net cash flows used in financing activities of $8.5 million in 2011. This decrease in net cash flows used in financing activities was primarily due to the repayment of debt obligations of $7.0 million in 2011, offset by the repurchase of common stock of $0.9 million in 2012.

Debt In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

Facilities

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and our product design services department.

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

San Luis, Arizona.  In May 2012, we leased an 8,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through June 2015.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino chips and a 15,000 square-foot administrative and sales building located nearby. Additionally, in April 2011, we leased a 5,000 square-foot building through March 2017, which houses our mold-making operations.

Macau S.A.R. China.  In October 2012, we leased a 4,000 square-foot sales office in Macau S.A.R. China through September 2015.

Capital Expenditures  We plan to purchase approximately $1.4 million in property, plant, and equipment in 2013, which includes $1.0 million in machinery and equipment. In 2012, we purchased $1.4 million of property, plant, and equipment. Of that amount, $1.2 million was used to purchase machinery and equipment.

Cash Dividend  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. We paid a $1.48 million dividend, or $0.1825 per share, in December 2012 and a $1.50 million dividend, or $0.1825 per share, in December 2011.

Backlog  At December 31, 2012, our backlog of signed orders for 2013 was $8.4 million, consisting of $6.0 million for GPI Asia, $2.1 million for GPI USA, and $0.3 million for GPI SAS. At December 31, 2011, our backlog of signed orders for 2012 was $11.7 million, consisting of $2.7 million for GPI Asia, $4.7 million for GPI USA, and $4.3 million for GPI SAS.

Selected Quarterly Financial Information

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$15,425	$13,030	$16,939	$17,502	$62,896
Cost of revenues(1)	10,028	8,098	11,372	10,886	40,384
Gross profit	5,397	4,932	5,567	6,616	22,512
Selling, administrative, and research and development expenses(1)	3,853	3,167	4,040	4,292	15,352
Operating income	1,544	1,765	1,527	2,324	7,160
Other income, net	110	17	185	(22)	290
Income before income taxes	1,654	1,782	1,712	2,302	7,450
Income tax provision	383	(28)	455	565	1,375
Net income	$1,271	$1,810	$1,257	$1,737	$6,075
Net income per share:
Basic(2)	$0.16	$0.22	$0.16	$0.22	$0.75
Diluted	$0.16	$0.22	$0.15	$0.22	$0.75

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$17,821	$14,791	$13,834	$14,638	$61,084
Cost of revenues(1)	11,278	9,758	9,475	10,217	40,728
Gross profit	6,543	5,033	4,359	4,421	20,356
Selling, administrative, and research and development expenses(1)	4,041	3,928	3,902	4,017	15,888
Operating income	2,502	1,105	457	404	4,468
Other income, net	110	121	125	107	463
Income before income taxes	2,612	1,226	582	511	4,931
Income tax provision	883	318	105	(44)	1,262
Net income	$1,729	$908	$477	$555	$3,669
Net income per share:
Basic	$0.21	$0.11	$0.06	$0.07	$0.45
Diluted	$0.21	$0.11	$0.06	$0.07	$0.45

(1)	Certain amounts have been reclassified between cost of revenues and selling, administrative, and research and development expenses to conform to the 2012 presentation. The net amounts reclassified from cost of revenues to selling, administrative, and research and development expenses were $174,000 or 0.3% of revenues, $193,000 or 0.3% of revenues, and $178,000 or 0.3% of revenues, for the first, second, and third quarters of 2012, respectively, and $214,000 or 0.4% of revenues, $235,000 or 0.4% of revenues, $186,000 or 0.3% of revenues, and $187,000 or 0.3% of revenues, for the first, second, third, and fourth quarters of 2011, respectively.
(2)	The sum of the quarterly earnings per common share does not equal the amount reported for the year as quarterly calculations are made independently during the year.

Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2012, are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of

December 31, 2012. Operating leases and contracts that are on a month-to-month basis are not included. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11)

	Payments Due by Period (in thousands)
Contractual Obligations	Total	0 – 1 years	2 – 3 years	4 – 5 years	Beyond
Purchase and other commitment obligations(1)	$5,623	$5,348	$225	$50	$—
Operating leases	1,373	651	533	189	—
Total contractual cash obligations	$6,996	$5,999	$758	$239	$—

(1)	Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

Impact of Inflation  To date, inflation has not had a material effect on our operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow-moving inventories; the valuation and amortizable lives of intangible assets; and the recoverability of deferred tax assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Revenue Recognition

We receive revenues from the sales of our gaming products, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists
•	the price to the customer is fixed or determinable
•	delivery has occurred and any acceptance terms have been fulfilled
•	collection is reasonably assured

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

Intangible Assets

Intangible assets with definite lives, such as our patents, are amortized using the straight-line method over their estimated economic useful lives. Judgments are made in determining the estimated useful lives of intangible assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable, and we record an impairment charge when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

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

Recently Issued Accounting Standards

Effective January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These ASUs eliminate the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income, and total comprehensive income in a single continuous statement or in two separate, but consecutive, statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect our consolidated financial position, results of operations, or cash flows. We have presented the components of net income, the components of other comprehensive income, and total comprehensive income in two separate, but consecutive, statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements, is effective for fiscal quarters and years beginning on or after December 15, 2011, and has not had a material impact on our consolidated financial statements.

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

The assets and liabilities of GPI SAS were translated into US dollars at the rate of exchange at December 31, 2012 and December 31, 2011. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions. These gains and losses are reflected in our consolidated statements of income. At December 31, 2012 and 2011, the US dollar to euro exchange rates were $1.3218 and $1.2950, respectively, which represents a 2.1% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2012 and 2011 were $1.2861 and $1.3924, respectively, which represents a 7.6% stronger dollar compared to the euro.

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

Item 8.  Financial Statements and Supplementary Data

GAMING PARTNERS INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gaming Partners International Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 26, 2013

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$14,038	$9,282
Marketable securities	13,546	14,867
Accounts receivable, net	5,802	5,976
Inventories	7,337	7,749
Prepaid expenses	893	1,015
Deferred income tax asset	2,908	893
Other current assets	1,311	1,564
Total current assets	45,835	41,346
Property and equipment, net	11,190	11,836
Intangibles, net	540	646
Deferred income tax asset	3,857	1,740
Inventories, non-current	207	160
Other assets, net	1,653	314
Total assets	$63,282	$56,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	—	$17
Accounts payable	2,842	2,376
Accrued liabilities	5,179	5,876
Customer deposits and deferred revenue	3,037	4,585
Deferred income tax liability	2,858	—
Income taxes payable, net	571	—
Total current liabilities	14,487	12,854
Long-term debt	—	15
Deferred income tax liability	2,174	689
Total liabilities	16,661	13,558
Commitments and contingencies – see Note 11
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 8,045,904 issued and outstanding, respectively, as of December 31, 2012, and 8,207,077 and 8,187,764 issued and outstanding, respectively, as of December 31, 2011	82	82
Additional paid-in capital	19,563	19,401
Treasury stock at cost: 161,173 and 19,313 shares	(1,250)	(267)
Retained earnings	27,039	22,442
Accumulated other comprehensive income	1,187	826
Total stockholders' equity	46,621	42,484
Total liabilities and stockholders' equity	$63,282	$56,042

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2012	2011
Revenues	$62,896	$61,084
Cost of revenues	40,384	40,728
Gross profit	22,512	20,356
Marketing and sales	6,111	5,512
General and administrative	7,252	9,139
Research and development	1,989	1,237
Operating income	7,160	4,468
Other income, net	290	463
Income before income taxes	7,450	4,931
Income tax provision	1,375	1,262
Net income	$6,075	$3,669
Earnings per share:
Basic	$0.75	$0.45
Diluted	$0.75	$0.45
Weighted-average shares of common stock outstanding:
Basic	8,122	8,199
Diluted	8,149	8,225

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,
(in thousands)

	2012	2011
Net income	$6,075	$3,669
Other comprehensive income:
Foreign currency translation adjustment	371	(768)
Unrealized gain on securities, net of tax	2	22
Amortization of pension transition asset, net of tax	(12)	(12)
Other comprehensive income (loss), net of tax	361	(758)
Total other comprehensive income	$6,436	$2,911

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2011	8,199,016	$82	$19,196	$(196)	$20,269	$1,584	$40,935
Net income	—	—	—	—	3,669	—	3,669
Repurchases of common stock	(11,252)	—	—	(71)	—	—	(71)
Unrealized gain on securities, net of tax	—	—	—	—	—	22	22
Stock compensation expense	—	—	205	—	—	—	205
Dividends paid ($0.1825 per share)	—	—	—	—	(1,496)	—	(1,496)
Amortization of pension transition asset, net of tax	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	(768)	(768)
Balance, December 31, 2011	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	—	—	—	—	6,075	—	6,075
Repurchases of common stock	(141,860)	—	—	(983)	—	—	(983)
Unrealized gain on securities, net of tax	—	—	—	—	—	2	2
Stock compensation expense	—	—	188	—	—	—	188
Dividends paid ($0.1825 per share)	—	—	—	—	(1,478)	—	(1,478)
Forfeiture of stock options	—	—	(26)	—	—	—	(26)
Amortization of pension transition asset, net of tax	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	371	371
Balance, December 31, 2012	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2012	2011
Cash Flows from Operating Activities
Net income	$6,075	$3,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,160	2,102
Amortization of intangible assets	107	203
Amortization of bond premium	10	14
Provision for bad debt	(214)	174
Deferred income taxes	181	(357)
Stock compensation expense	188	205
Loss on sale of property and equipment	54	13
(Gain) on sale of marketable securities	(10)	(43)
Change in operating assets and liabilities:
Accounts receivable	383	641
Inventories	402	(192)
Prepaid expenses and other current assets	387	(186)
Non-current other assets	(1,326)	122
Accounts payable	342	(839)
Customer deposits and deferred revenue	(1,536)	702
Accrued liabilities	185	(216)
Income taxes payable	564	(296)
Other current liabilities	(935)	—
Net cash provided by operating activities	7,017	5,716
Cash Flows from Investing Activities
Purchases of marketable securities	(23,728)	(28,803)
Proceeds from sale of marketable securities	25,325	32,026
Capital expenditures	(1,406)	(1,669)
Purchase of business assets	—	(718)
Proceeds from sale of property and equipment	25	51
Net cash provided by investing activities	216	887
Cash Flows from Financing Activities
Repayment of debt obligations	(32)	(6,977)
Repurchases of common stock	(983)	(71)
Dividends paid	(1,478)	(1,496)
Net cash (used in) financing activities	(2,493)	(8,544)
Effect of exchange rate changes on cash	16	(177)
Net increase (decrease) in cash and cash equivalents	4,756	(2,118)
Cash and cash equivalents, beginning of period	9,282	11,400
Cash and cash equivalents, end of period	$14,038	$9,282
Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$48
Cash paid for income taxes, net of refunds	$1,965	$2,322

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including maquiladora manufacturing operations in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino chips, including both American-style casino chips and European-style casino chips, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino chips, as well as RFID product solutions.

GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by the late Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino chips, table layouts, playing cards, gaming furniture and table accessories, dice, RFID readers and software, and roulette wheels, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of casino chips, gaming furniture, and RFID solutions. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Significant Accounting Policies

Basis of Consolidation.  The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI USA, GPI SAS, GPI Asia, and GPI Mexicana, our maquiladora manufacturing operation. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents.  We consider all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents in various United States banks. Several accounts are in excess of the federally-insured limit of $250,000. The Company also maintains cash and cash equivalents in foreign banks that are not insured.

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

Accounts Receivables and Customer Deposits.  We perform ongoing credit evaluations of our customers and generally require a deposit prior to commencing work on a customer order. These customer deposits are classified as a current liability on the consolidated balance sheets. We also maintain an allowance for doubtful accounts to state trade receivables at their estimated realizable value. This allowance applies to all customers and is estimated based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events, and historical experience. Changes are made to the allowance based on our awareness of a particular customer’s ability to meet its financial obligations. Receivables are written-off when management determines that collectability is remote.

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

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation. We include capitalized lease equipment in our property and equipment for financial reporting purposes. Depreciation is computed using the straight-line method for financial reporting purposes over the following estimated useful lives:

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

Revenue Recognition.  For casino table game product sales, we record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectability is reasonably assured and, if required, acceptance is received from the customer. Shipping costs billed to our customers are reflected in revenues, with the related expense included in cost of revenues. Sales tax collected from customers is excluded from revenue and included in accrued expenses.

Starting in 2011, we entered into multiple-element arrangements with our customers to provide RFID solutions. Such transactions may include deliverables such as RFID equipment, installation and training services, embedded RFID software licenses, and limited software support services. In such arrangements, RFID equipment and embedded RFID software work together to deliver the functionality purchased by our customer. Therefore, we apply the provisions of multiple-element accounting to separate the deliverables and allocate the total arrangement consideration based upon relative estimated selling prices. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For RFID equipment and related services, revenue generally is recorded when all customer-defined acceptance criteria are satisfied. For RFID software support services, revenue generally is amortized over the term of the support contract.

Research and Development.  Research and development costs are the costs related to developing new and improved products and manufacturing processes and are charged to expense when incurred and are included in our consolidated statements of operations. These costs include staff compensation and related expenses, subcontract costs, materials, and supplies.

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

The Company reviews all of its tax positions and makes a determination as to whether its position is more likely than not to be sustained upon examination by tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability that the amount is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes on the consolidated statement of income.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

The financial statements of GPI Asia and GPI Mexicana are measured using the US dollar as the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income and expense in the consolidated statements of income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income.  Comprehensive income includes net income, unrealized gains and losses on available-for-sale securities recorded net of tax, pension-related costs, and foreign currency translation adjustments.

Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess, and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets, including intangible assets; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims, and assessments. Actual results could differ from those estimates and assumptions.

Reclassifications.  Certain amounts for 2011 and 2012 have been reclassified between cost of revenues and marketing, sales, general, administrative, and research and development expenses to conform to the 2012 presentation. These reclassifications had no impact on revenues, net income, total assets, or total liabilities.

Recently Issued Accounting Standards.  Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These ASUs eliminate the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income, and total comprehensive income in a single continuous statement or in two separate, but consecutive, statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect our consolidated financial position, results of operations, or cash flows. We have presented the components of net income, the components of other comprehensive income, and total comprehensive income in two separate, but consecutive, statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements, is effective for fiscal quarters and years beginning on or after December 15, 2011, and has not had a material impact on our consolidated financial statements.

Note 2. Acquisition

In April 2011, the Company purchased certain assets of OMC SARL and its subsidiary OMC Industries (OMC), a private French-based manufacturer of high-quality plastic injection molds. The acquisition enables the Company to develop and manufacture more secure casino chips through the use of more complex multi-shot molds. The Company completed the acquisition of OMC on April 6, 2011 for a total cash

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisition  – (continued)

consideration of $0.7 million. We did not present pro-forma results of operations, actual results of operations from the acquisition date through December 31, 2011, or other disclosure, because the acquisition was not material. The consolidated statement of income for the year ended December 31, 2011 includes the results of OMC from the acquisition date.

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	2012			2011
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
France	$1,084	$13,546	$14,630	$281	$13,500	$13,781
United States	8,120	—	8,120	7,537	1,367	8,904
Macau S.A.R. China	4,834	—	4,834	1,464	—	1,464
Total	$14,038	$13,546	$27,584	$9,282	$14,867	$24,149

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, bond mutual funds, and term bonds (in thousands):

	2012			2011
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$7,137	$—	$7,137	$12,537	$(1)	$12,536
Bond mutual funds	6,409	—	6,409	1,942	—	1,942
Term bonds	—	—	—	390	(1)	389
Total marketable securities	$13,546	$—	$13,546	$14,869	$(2)	$14,867

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2012, we had two casino customers that accounted for 12% and 17% of our accounts receivable balance. At December 31, 2011, we had one casino customer that accounted for 28% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2012	$366	$(214)	$—	$—	$152
2011	$208	$174	$(9)	$(7)	$366

The allowance benefit of $214,000 for 2012 was primarily due to the collection of accounts past due and previously reserved.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2012	2011
Raw materials	$4,147	$3,762
Work in progress	1,875	2,031
Finished goods	1,522	2,116
Total inventories	$7,544	$7,909

At December 31, 2012 and December 31, 2011, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows (in thousands):

	2012	2011
Current	$7,337	$7,749
Non-current	207	160
Total inventories	$7,544	$7,909

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2012	2011
Refundable value-added tax	$447	$341
Deposits	434	165
Income tax-related assets	227	626
Other	203	432
Total other current assets	$1,311	$1,564

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2012	2011
Land	$1,779	$1,773
Buildings and improvements	8,662	8,480
Equipment and furniture	20,189	19,003
Vehicles	432	493
	31,062	29,749
Less accumulated depreciation	(19,872)	(17,913)
Property and equipment, net	$11,190	$11,836

Depreciation expense for the years ended December 31, 2012 and 2011 was $2,160,000 and $2,102,000 respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Intangible Assets

Intangible assets consist of the following at December 31 (in thousands):

	2012			2011
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(633)	$57	$690	$(621)	$69	13 – 14
Trademark	620	(191)	429	620	(143)	477	12
Licenses	225	(200)	25	225	(163)	62	1 – 3
Other intangible assets	44	(15)	29	65	(27)	38	5
Total intangible assets	$1,579	$(1,039)	$540	$1,600	$(954)	$646

In April 2011, the Company acquired in its OMC acquisition certain intangibles, including a customer list.

Amortization expense for intangible assets for the years ended December 31, 2012 and 2011 was $107,000 and $203,000, respectively.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Year	Expense
2013	$95
2014	68
2015	66
2016	59
2017	57
Thereafter	195
Total	$540

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2012	2011
Accrued bonuses and commissions	$1,761	$1,424
Accrued salaries, wages, and related costs	1,104	1,114
Accrued vacation	949	677
Accrued litigation	—	1,023
Miscellaneous taxes	629	832
Other	736	806
Total accrued liabilities	$5,179	$5,876

Note 10. Debt and Pledged Assets

Short-term debt consists of the following at December 31 (in thousands):

	2012	2011
Current maturities of long-term debt	$—	$17
Total short-term debt	$—	$17

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt and Pledged Assets  – (continued)

Long-term debt consists of the following at December 31 (in thousands):

	2012	2011
Capital leases	$—	$32
Total debt	—	32
Current maturities	—	(17)
Total long-term debt	$—	$15

In December 2010, GPI SAS borrowed 5.0 million euros (approximately $6.7 million in December 2010) from a French bank at a variable interest rate based on the Euro Interbank Offered Rate plus 0.5% per annum and secured by 3.75 million euros (approximately $4.9 million) in GPI SAS certificates of deposit. This loan was paid in full in June 2011.

Note 11. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of buildings and equipment.

Operating lease expense for the years ended December 31, 2012 and 2011 was $626,000 and $605,000, respectively.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments (see Note 20) for the years ending December 31 (in thousands):

Year	Minimum Lease Payments
2013	$651
2014	308
2015	225
2016	110
2017	79
Total	$1,373

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

On January 18, 2011, a former employee of GPI SAS filed a complaint with the Employment Tribunal of Dijon, France, entitled Christophe Leparoux vs. Gaming Partners International SAS, related to his termination of employment in November 2010. The complaint sought damages for unfair dismissal, legal fees, and back pay. The parties entered into a settlement agreement on June 28, 2012, by which they agreed to a full, final, and unconditional settlement and waiver of all rights to pursue legal action. The net settlement was lower than the plaintiff’s claim of approximately 1.0 million euros (approximately $1.3 million) and was credited against previously accrued legal expenses at June 30, 2012. On September 3, 2012, the claims were formally dismissed by the Tribunal and the matter was concluded.

We are also engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies  – (continued)

Commitments

The Company has exclusive intellectual property license agreements from an unrelated third party which grant the Company the exclusive rights to manufacture and distribute casino chips, RFID equipment, and software worldwide under patents for a gaming chip tracking system and method that utilize casino chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cages) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015. Cumulative minimum net annual royalty payments are $375,000.

We purchased certain security technology from an unrelated third party for use in our casino chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $200,000 through the remaining life of the contract.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $597,000 as of December 31, 2012.

Note 12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2012	2011
Foreign currency translation	$1,190	$819
Unrealized gain on securities, net of tax	1	(1)
Unrecognized pension transition asset, net of tax	(4)	8
Total accumulated other comprehensive income	$1,187	$826

Note 13. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment — casino table game equipment products and chip authentication software. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit.

The following table presents certain data by geographic area for the years ended December 31 (in thousands):

	2012		2011
Revenues
The Americas	$32,891	52.3%	$24,944	40.8%
Asia-Pacific	25,532	40.6%	33,106	54.2%
Europe and Africa	4,473	7.1%	3,034	5.0%
Total	$62,896	100.0%	$61,084	100.0%

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Geographic and Product Line Information  – (continued)

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2012		2011
Casino chips:
American-style casino chips without RFID	$25,253	40.2%	$14,777	24.2%
American-style casino chips with RFID	4,382	7.0%	8,552	14.0%
American-style casino chips	29,635	47.2%	23,329	38.2%
European-style casino chips without RFID	4,607	7.3%	2,207	3.6%
European-style casino chips with RFID	7,423	11.8%	15,692	25.7%
European-style casino chips	12,030	19.1%	17,899	29.3%
Total casino chips	41,665	66.3%	41,228	67.5%
Playing cards	5,551	8.8%	5,145	8.5%
Table layouts	4,425	7.0%	4,101	6.7%
Table accessories and other products	3,323	5.3%	3,017	5.0%
Gaming furniture	2,882	4.6%	2,098	3.4%
Dice	2,287	3.6%	2,161	3.5%
RFID solutions	839	1.3%	1,598	2.6%
Shipping	1,924	3.1%	1,736	2.8%
Total	$62,896	100.0%	$61,084	100.0%

In 2012, we had one casino customer that accounted for 14% of revenues and, in 2011, we had two casino customers that accounted for 20% and 13% of revenues.

The following table represents our property and equipment by geographic area at December 31 (in thousands):

	2012	2011
Property and equipment, net:
France	$4,874	$5,229
United States	3,327	3,471
Mexico	2,935	3,066
Asia	54	70
Total	$11,190	$11,836

The following table represents our intangible assets by geographic area at December 31 (in thousands):

	2012	2011
Intangible assets, net:
United States	$511	$609
France	29	37
Total	$540	$646

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Pension Plans

For employees of GPI SAS, we sponsor a non-contributing, defined-benefit pension plan as required by French labor law which funds a mandatory payment when they retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the twelve months prior to retirement. The following amounts relate to this defined-benefit pension plan at December 31 (in thousands):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$322	$300
Service cost	24	25
Interest cost	14	14
Actuarial loss (gain)	75	(5)
Benefits paid	(18)	—
Effect of foreign exchange rate changes	10	(12)
Benefit obligation at end of year	427	322
Change in plan assets:
Fair value of plan assets at beginning of year	406	428
Actual return on plan assets	17	(10)
Benefits paid	—	—
Effect of foreign exchange rate changes	8	(12)
Fair value of plan assets at end of year	431	406
Funded status and prepaid benefit cost	$4	$84

Prepaid benefit costs of $4,000 and $84,000 were recognized in the consolidated balance sheets in other assets at December 31, 2012 and 2011, respectively.

Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2012	2011
Worldwide bond fund	$194	$185
Guaranteed rate fund	126	118
European equity fund	111	103
Fair value of plan assets at end of year	$431	$406

GPIC management is responsible for administering our investment strategy of growing plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, pension assets are diversified across several classes of investments. We did not make any contribution to the pension plan in either 2012 or 2011.

The weighted-average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2012	2011
Assumptions:
Discount rate	3.00%	4.00%
Rate of compensation increase	3.00%	3.00%

The accumulated benefit obligation was $286,000 and $219,000 as of December 31, 2012 and 2011, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Pension Plans  – (continued)

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2012	2011
Service-cost benefits earned during the period	$24	$25
Interest expense on benefit obligation	14	14
Amortization of unrecognized transition asset	(17)	(19)
Actual (return) loss on plan assets	(17)	10
Actuarial loss (gain)	75	(5)
Net pension expense	$79	$25

Projected benefit payments from the plan as of December 31, 2012 are estimated at zero for 2013 through 2017, and an aggregate of $157,000 for 2018 through 2022.

We also sponsor a 401(k) plan for employees in the United States who have worked for us for over six months and are 21 years of age or older. Company contributions to the plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the plan up to the lesser of the IRS annual limit or fifteen percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The 401(k) employer contributions in the United States made during the years ended December 31, 2012 and 2011 under the plan were $61,000 and $57,000, respectively.

Note 15. Stockholder’s Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to five percent, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this plan through November 30, 2012, when our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. We purchased 54,600 shares after the November 30, 2012 increase, leaving 345,400 shares available for repurchase as of December 31, 2012. Since the inception of the stock repurchase program on December 1, 2011, we have repurchased 153,112 shares, as of December 31, 2012.

The remaining terms of the program as previously adopted by the Board of Directors remain in full force and effect. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time.

During the year ended December 31, 2012, we repurchased 141,860 shares of our common stock under this program at a cost of $983,029, or a weighted-average price of $6.93 per share. During the year ended December 31, 2011, we repurchased 11,252 shares of our common stock under this program at a cost of $71,552, or a weighted-average price of $6.36 per share.

Since the program’s inception through March 13, 2013, we have repurchased an aggregate of 240,652 shares of our common stock at a cost of $1,726,382, or a weighted-average price of $7.17 per share.

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

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2012 or 2011.

The Gronau Agreement granted to Mr. Gronau an option to purchase 150,000 shares of the Company’s common stock. The stock option has a ten-year term and vests over a five-year period as follows: 20,000 shares on the first anniversary of the date of the grant; 30,000 shares on each of the second, third, and fourth anniversaries; and 40,000 shares on the fifth anniversary of the date of grant. The Gronau Agreement was presented to and approved by the Company’s Board of Directors and subsequently approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 6, 2009.

The following is a summary of stock option activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	299,500	$7.69
Granted	22,000	7.11
Expired	(12,000)	9.73
Outstanding at December 31, 2011	309,500	7.57
Granted	22,000	6.45
Outstanding at December 31, 2012	331,500	$7.49	6.4	$160
Exercisable at December 31, 2012	245,500	$7.92	6.2	$114

For the years ended December 31, 2012 and 2011, no options were exercised.

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

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the periods indicated.

	2012	2011
Option valuation assumptions:
Dividend yield	1.0%	0.7%
Expected volatility	55.4%	58.2%
Risk-free interest rate	0.73%	1.54%
Expected term of options	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$2.91	$3.66

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2012	2011
Share-based compensation	$188	$205
Estimated tax benefit	(68)	(74)
Total share-based compensation, net of tax benefit	$120	$131

As of December 31, 2012, unrecognized compensation expense related to stock options totals $156,000 and is expected to be recognized as follows (in thousands):

Year	Amount
2013	$118
2014	38
Total	$156

Note 17. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2012	2011
Interest income	$382	$475
Interest expense	(8)	(56)
(Loss) on foreign currency transactions	(91)	(11)
Other income, net	7	55
Total other income and (expense)	$290	$463

Note 18. Income Taxes

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2012	2011
Current:
US Federal	$677	$(59)
US State	60	3
Foreign	2,029	1,585
Total Current	2,766	1,529
Deferred:
US Federal	(48)	(452)
US State	48	(63)
Foreign	(1,391)	248
Total Deferred	(1,391)	(267)
Income tax provision	$1,375	$1,262

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Income Taxes  – (continued)

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

	2012	2011
Foreign	$4,397	$6,337
United States	3,053	(1,406)
Income before income taxes	$7,450	$4,931

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2012	2011
Computed expected income tax expense	34.0%	34.0%
State income taxes, net of federal benefits	1.2%	(0.5)%
Subpart F income adjustment	1.7%	0.5%
Foreign rate differential (excl. Research Credit)	(8.7)%	(2.9)%
Change in valuation allowance	(8.3)%	0.0%
French Research Credit	(3.1)%	(3.9)%
Liability for unrecognized tax benefits	—	(0.9)%
True-ups	0.4%	0.4%
Other, net	1.3%	(1.1)%
Income tax expense	18.5%	25.6%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Tax credits	$7,109	$3,247
Fixed assets	608	517
Stock compensation	479	388
French deferred assets	460	444
Bad debt reserves and inventory	316	469
Intangibles	84	144
Operating loss carryforwards	28	262
Other	41	154
Total gross deferred tax assets	9,125	5,625
Less: valuation allowance	(2,360)	(2,992)
Total net deferred tax assets	6,765	2,633
Deferred tax liabilities:
Excess book basis in shares of GPI SAS	4,394	—
French deferred liabilities	638	689
Total deferred tax liabilities	5,032	689
Deferred tax assets, net	$1,733	$1,944

For our investment in GPI SAS, deferred income taxes were previously not provided on the excess book basis in our shares because this basis difference was not expected to reverse in the foreseeable future, since we did not intend to remit the earnings of GPI SAS to GPIC. Effective in the fourth quarter of 2012, we provided deferred taxes on this excess book basis in the shares of GPI SAS, since we now intend to distribute dividends from our French subsidiary, commencing in 2013. We believe that the foreign tax credits generated

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Income Taxes  – (continued)

by the future dividends will substantially offset the taxable income from these dividends and will result in a negligible benefit to the effective tax rate.

For our investment in GPI Asia, deferred taxes have not been provided on unrepatriated foreign earnings. These earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the US and will not need to repatriate the foreign earnings from GPI Asia to finance US operations. Based on this, deferred taxes have not been provided on unrepatriated foreign earnings of GPI Asia in the amount of approximately $2.5 million.

As of December 31, 2012, we had a total of $7.1 million in foreign tax credits, of which $4.4 million are associated with future dividends from GPI SAS. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of ten years. Foreign tax credits of $0.1 million, $1.3 million, and $1.3 million will expire in 2015, 2016, and 2017, respectively. As of December 31, 2012, we have a valuation allowance of $2.4 million related to foreign tax credit carryovers due to ongoing uncertainty of future foreign-source and US-taxable income.

As of December 31, 2012, we have carried back the 2011 federal net operating loss and have no federal net operating loss carryforwards; however, we still have state net operating loss carryforwards of $0.3 million which will expire from 2014 through 2031. The utilization of these state net operating loss carryforwards depends upon apportionment percentages and state laws, which can change from year to year.

Following resolution of the French Tax Administration audits for tax years through 2009, there were no unrecognized tax benefits as of December 31, 2011, or as of December 31, 2012. We file income tax returns with the US Internal Revenue Service (IRS) and various states and foreign jurisdictions. With few exceptions, the tax years 2009 through 2012 remain open to examination under the statute of limitations by the IRS and various states for GPIC and GPI USA, and from 2010 through 2012 by the French Tax Administration for GPI SAS, and the Government of the Macao Special Administrative Region-Financial Services Bureau for GPI Asia.

Note 19. Earnings per Share (EPS)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2012	2011
Weighted-average number of common shares outstanding-basic	8,122	8,199
Potential dilution from equity grants	27	26
Weighted-average number of common shares outstanding-diluted	8,149	8,225

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share for the respective fiscal years. Outstanding anti-dilutive options for the years ended December 31, 2012 and 2011 amounted to 124,000 and 55,000, respectively.

Note 20. Related-party Transactions

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that all information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America,
(3)	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
(4)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012 are incorporated herein by reference.

Item 11.  Executive Compensation

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

We have no related-party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012 are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)(3) and (c) Exhibits

2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference Annex A to our definitive proxy statemen
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement (SEC file no. 000-23588).
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated herein by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588)
3.03	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated herein by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007 (SEC file no. 000-23588).
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated herein by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
10.01	Gaming Partners International Corporation 1994 Directors' Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to Appendix A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008 (SEC file no. 000-23588)*
10.02	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008 (SEC file no, 000-23588).*
10.03	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee, incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file no. 000-23588)
10.04	Stock Option Agreement with Gregory S. Gronau incorporated herein by reference to Appendix A of our definitive proxy statement dated April 6, 2009 filed with the SEC on April 6, 2009. (SEC file no. 000-23585)*
10.05	Letter Agreement with Gerald W. Koslow dated August 19, 2010.*
10.06	Amendment to compensation of Gerald W. Koslow, described in our Current Report on Form 8-K filed on August 25, 2010 and our Current Report on Form 8-K filed on March 16, 2011.*
10.07	Agreement to pay severance to Laura McAllister Cox as described under the heading “Executive Compensation — Potential Payments upon Termination or Change in Control” in our definitive proxy statement, filed with the SEC on April 3, 2012 (SEC file no. 000-23588)*
21.01	List of subsidiaries, incorporated herein by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2010 (SEC file no. 000-23588)
23.01	Consent of Moss Adams LLP.
31.10	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.00	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Government Gaming Regulation.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contracts or compensatory plans or arrangements.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: March 26, 2013	By: /s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2013	By: /s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 26, 2013	By: /s/ Gerald W. Koslow Gerald W. Koslow Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 26, 2013	By: /s/ Eric P. Endy Eric P. Endy Director
Date: March 26, 2013	By: /s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 26, 2013	By: /s/ Alain Thieffry Alain Thieffry Director
Date: March 26, 2013	By: /s/ Charles R. Henry Charles R. Henry Director
Date: March 26, 2013	By: /s/ Robert J. Kelly Robert J. Kelly Director
Date: March 26, 2013	By: /s/ Jean-Francois Lendais Jean-Francois Lendais Director