Form 10-Q
period 2013-03-31
Gaming Partners International CORP
filed 2013-05-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2013 was 7,952,164 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,952	$14,038
Marketable securities	7,754	13,546
Accounts receivable, net	5,059	5,802
Inventories	6,900	7,337
Prepaid expenses	835	893
Deferred income tax asset	529	2,908
Other current assets	919	1,311
Total current assets	38,948	45,835
Property and equipment, net	11,332	11,190
Intangibles, net	512	540
Deferred income tax asset	4,296	3,857
Inventories, non-current	206	207
Other assets	1,613	1,653
Total assets Total assets	$56,907	$63,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,727	2,842
Accrued liabilities	3,956	5,179
Customer deposits and deferred revenue	1,521	3,037
Deferred income tax liability	-	2,858
Income taxes payable	655	571
Total current liabilities	8,859	14,487
Deferred income tax liability	2,218	2,174
Total liabilities Total liabilities	11,077	16,661
Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 7,952,164 issued and outstanding, respectively, as of March 31, 2013, and 8,207,077 and 8,045,904 issued and outstanding, respectively, as of December 31, 2012	82	82
Additional paid-in capital	19,620	19,563
Treasury stock at cost: 254,913 and 161,173 shares	(1,972)	(1,250)
Retained earnings	27,572	27,039
Accumulated other comprehensive income	528	1,187
Total stockholders' equity	45,830	46,621
Total liabilities and stockholders' equity	$56,907	$63,282

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$14,768	$15,425
Cost of revenues	10,488	10,110
Gross profit	4,280	5,315

Marketing and sales	1,505	1,501
General and administrative	2,099	1,873
Research and development	533	397
Operating income	143	1,544
Other income, net	79	110
Income before income taxes	222	1,654
Income tax (benefit) provision	(311)	383
Net income	$533	$1,271

Earnings per share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.16
Weighted-average shares of common stock outstanding:
Basic	7,986	8,169
Diluted	8,055	8,184

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$533	$1,271
Other comprehensive income:
Foreign currency translation adjustment	(659)	625
Unrealized gain on securities, net of tax	-	2
Amortization of pension transition asset, net of tax	-	(3)
Other comprehensive (loss) income, net of tax	(659)	624
Total other comprehensive income	$(126)	$1,895

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	1,271	-	1,271
Repurchases of common stock	(47,089)	-	-	(328)	-	-	(328)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	52	-	-	-	52
Amortization of pension transition asset, net of tax	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	-	625	625
Balance, March 31, 2012	8,140,675	$82	$19,453	$(595)	$23,713	$1,450	$44,103

Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	533	-	533
Repurchases of common stock	(93,740)	-	-	(722)	-	-	(722)
Stock compensation expense	-	-	57	-	-	-	57
Foreign currency translation adjustment	-	-	-	-	-	(659)	(659)
Balance, March 31, 2013	7,952,164	$82	$19,620	$(1,972)	$27,572	$528	$45,830

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities
Net income	$533	$1,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	551	536
Amortization of intangible assets	27	27
Amortization of bond premium	-	5
Provision for bad debt	29	(63)
Deferred income taxes	(884)	330
Stock compensation expense	57	52
(Gain) on sale of property and equipment	-	(1)
(Gain) on sale of marketable securities	(5)	(5)
Change in operating assets and liabilities:
Accounts receivable	704	97
Inventories	301	211
Prepaid expenses and other current assets	432	(628)
Non-current other assets	36	80
Accounts payable	(146)	179
Customer deposits and deferred revenue	(1,510)	(1,917)
Accrued liabilities	(741)	(675)
Income taxes payable	84	145
Other current liabilities	(400)	(34)
Net cash (used in) operating activities	(932)	(390)

Cash Flows from Investing Activities
Purchases of marketable securities	-	(5,376)
Proceeds from sale of marketable securities	5,547	7,486
Capital expenditures	(708)	(285)
Proceeds from sale of property and equipment	-	1
Net cash provided by investing activities	4,839	1,826

Cash Flows from Financing Activities
Repayment of debt obligations	-	(32)
Repurchases of common stock	(722)	(328)
Net cash (used in) financing activities	(722)	(360)
Effect of exchange rate changes on cash	(271)	72
Net increase in cash and cash equivalents	2,914	1,148
Cash and cash equivalents, beginning of period	14,038	9,282
Cash and cash equivalents, end of period	$16,952	$10,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6

Cash paid for income taxes, net of refunds	$371	$387

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$65	$131

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

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including maquiladora manufacturing operations in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, including both American-style casino currency and European-style casino currency, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino currency, as well as radio frequency identification device (RFID) product solutions.

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

Our business activities include the manufacture and supply of casino currency, table layouts, RFID solutions for casino currency, playing cards, gaming furniture, table accessories, and dice, all of which are used in conjunction with casino table games such as blackjack, poker, baccarat, craps, and roulette.

Significant Accounting Policies

Basis of Consolidation and Presentation. The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2012.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Reclassifications. Certain amounts for the three months ended in 2012 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2013 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

Recently Issued Accounting Standards. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These amendments are effective prospectively for reporting periods beginning after December 15, 2012 and we adopted the amended standard on January 1, 2013. The adoption of this amended standard affected our financial statement footnote presentation and disclosures, but did not affect our condensed consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, we adopted FASB ASU No. 2011-05, Presentation of Comprehensive Income, which requires other comprehensive income to be presented either with net income in one continuous statement or in a separate statement consecutively following net income. We chose to present comprehensive income in separate Condensed Consolidated Statements of Comprehensive Income.

Note 2. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	March 31, 2013			December 31, 2012
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

United States	$12,394	$-	$12,394	$8,120	$-	$8,120
France	2,697	7,754	10,451	1,084	13,546	14,630
Macau S.A.R. China	1,861	-	1,861	4,834	-	4,834
Total	$16,952	$7,754	$24,706	$14,038	$13,546	$27,584

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	March 31, 2013			December 31, 2012
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$4,357	$-	$4,357	$7,137	$-	$7,137
Bond mutual funds	3,397	-	3,397	6,409	-	6,409
Total marketable securities	$7,754	$-	$7,754	$13,546	$-	$13,546

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

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2013, we had two casino customers that accounted for 13% and 10% of our accounts receivable balance, respectively. At December 31, 2012, we had two different casino customers that accounted for 17% and 12% of our accounts receivable balance, respectively.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
March 31, 2013	$152	$29	$-	$(1)	$180
December 31, 2012	$366	$(214)	$-	$-	$152

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$4,298	$4,147
Work in progress	1,152	1,875
Finished goods	1,656	1,522
Total inventories	$7,106	$7,544

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2013	December 31, 2012
Current	$6,900	$7,337
Non-current	206	207
Total inventories	$7,106	$7,544

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$1,770	$1,779
Buildings and improvements	8,607	8,662
Equipment and furniture	20,631	20,189
Vehicles	429	432
	31,437	31,062
Less accumulated depreciation	(20,105)	(19,872)
Property and equipment, net	$11,332	$11,190

Depreciation expense for the three months ended March 31, 2013 and 2012 was $551,000 and $536,000, respectively.

Note 6. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(636)	$54	$690	$(633)	$57	13-14
Trademark	620	(203)	417	620	(191)	429	12
Licenses	225	(209)	16	225	(200)	25	1-3
Other intangible assets	42	(17)	25	44	(15)	29	5
Total intangible assets	$1,577	$(1,065)	$512	$1,579	$(1,039)	$540

Amortization expense for intangible assets for each of the three months ended March 31, 2013 and 2012 was $27,000.

Note 7. Commitments and Contingencies

Legal Proceedings and Contingencies

We are engaged in disputes and claims in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

Commitments

We have exclusive intellectual property license agreements from an unrelated third party which grant us the exclusive rights to manufacture and distribute gaming chips, RFID equipment, and software worldwide under patents for a gaming chip tracking system and method that utilizes gaming chips with embedded electronic circuits scanned by antennas in gaming chip placement areas (gaming tables and casino cage) and other RFID-related intellectual property. The duration of these agreements ranges from annual renewal to the life of the patents, the last of which expires in 2015. Cumulative minimum net annual royalty payments are $375,000.

We purchased certain security technology from an unrelated third party for use in our gaming chips under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $200,000 during the remaining life of the contract.

Note 8. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, and by component for the quarter ended March 31, 2013, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Unrecognized Pension Transition Asset	Total
Balance at January 1, 2013	$1,190	$1	$(4)	$1,187
Other comprehensive income	(659)	-	-	(659)
Balance at March 31, 2013	$531	$1	$(4)	$528

Note 9. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game equipment products and chip authentication software. Although we derive our revenues from a number of different product lines, we neither allocate resources based on the operating results from the individual product lines, nor manage each individual product line as a separate business unit.

The following table presents our net sales by geographic area (in thousands):

	Three Months Ended
	March 31,
	2013		2012
Revenues
The Americas	$7,274	49.2%	$8,364	54.2%
Asia Pacific	6,819	46.2%	5,028	32.6%
Europe and Africa	675	4.6%	2,033	13.2%
Total	$14,768	100.0%	$15,425	100.0%

The following table presents our net sales by product line (in thousands):

	Three Months Ended
	March 31,
	2013		2012

Casino currency without RFID (1)	$5,077	34.5%	$8,881	57.6%
Casino currency with RFID (1)	4,349	29.4%	665	4.3%
Total casino currency	9,426	63.9%	9,546	61.9%

Playing cards	1,447	9.8%	1,325	8.5%
Table layouts	1,036	7.0%	1,172	7.6%
Table accessories and other products	800	5.4%	1,002	6.5%
Dice	618	4.2%	596	3.9%
Gaming furniture	538	3.6%	843	5.5%
RFID solutions	497	3.4%	408	2.6%
Shipping	406	2.7%	533	3.5%
Total	$14,768	100.0%	$15,425	100.0%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new casino currency product.

In the first quarter of 2013, we had one casino customer that individually accounted for 24% of total revenues and, in the first quarter of 2012, we had one casino customer that individually accounted for 22% of total revenues.

The following table presents our property and equipment by geographic area (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net:
France	$4,545	$4,874
United States	3,426	3,327
Mexico	3,241	2,935
Asia	120	54
Total	$11,332	$11,190

The following table presents our intangible assets by geographic area (in thousands):

	March 31, 2013	December 31, 2012
Intangible assets, net:
United States	$486	$511
France	25	29
Total	$512	$540

Note 10. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 5%, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this plan through November 30, 2012, when our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. As of March 31, 2013, we have 251,660 shares available for repurchase under the program.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012. Our 10b5-1 Purchase Plan expires on December 14, 2013, unless terminated earlier in accordance with its terms. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time.

During the quarter ended March 31, 2013, we repurchased 93,740 shares of our common stock under this program at a cost of $721,934, or a weighted-average price of $7.70 per share. During the quarter ended March 31, 2012, we repurchased 47,089 shares of our common stock under this program at a cost of $327,966, or a weighted-average price of $6.85 per share. Since the program’s inception through March 31, 2013, we have repurchased an aggregate of 246,852 shares of our common stock at a cost of $1,776,515, or a weighted-average price of $7.20 per share. During April and May 2013, we purchased no additional shares.

Note 11. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted-average number of common shares outstanding - basic	7,986	8,169
Potential dilution from equity grants	69	15
Weighted-average number of common shares outstanding - diluted	8,055	8,184

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors,” of the Company’s Form 10-K for the period ended December 31, 2012.

For a Company overview and information on our products, as well as general information, see Item 1. “Business,” of the Company’s Form 10-K for the period ended December 31, 2012.

Overview of Our Business

We custom manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones® (including low- and high-frequency RFID casino currency), RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, chip inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including maquiladora manufacturing operations in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, including both American-style casino currency and European-style casino currency, which are also known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino currency, as well as RFID product solutions.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, which typically represents over 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, which creates variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future revenue is found in our backlog, which reflects signed orders that we expect to ship during the following year. Our backlog at March 31, 2013 and March 31, 2012 was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
March 31, 2013	$4.7	$0.4	$3.5	$8.6
March 31, 2012	$6.0	$0.8	$5.0	$11.8

Outlook

During 2013, we expect casino openings, expansions, and rebrandings in the United States to provide additional revenue opportunities for our Paulson chip, furniture, and accessories lines. We delivered the first sales of our newly developed casino currency product and table furniture line in the first quarter of 2013 and we will continue to focus our research and development on new RFID software and hardware and currency security features in order to meet customer demand.

We will also continue to evaluate potential strategic acquisitions and partnerships to grow our business and have engaged financial advisors to assist us in this regard; however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the first quarter of 2013, our revenues were $14.8 million, a decrease of $0.6 million, or 4.3%, compared to revenues of $15.4 million for the same period of 2012.  For the first quarter of 2013, our net income was $0.5 million, a decrease of $0.8 million, or 58.1%, compared to net income of $1.3 million for the first quarter of 2012.

GPI SAS uses the euro as its functional currency. At March 31, 2013 and December 31, 2012, the US dollar to euro exchange rates were $1.2816 and $1.3218, respectively, which represents a 3.0% stronger dollar compared to the euro for the period. The average exchange rates for the three months ended March 31, 2013 and 2012 were $1.3203 and $1.3110, respectively, which represents a 0.7% weaker dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At March 31, 2013 and December 31, 2012, the Mexican peso to US dollar exchange rates were 12.35 and 13.01, respectively, which represents a 5.0% weaker dollar compared to the peso. The average exchange rates for the three months ended March 31, 2013 and 2012 were 12.65 pesos and 13.02 pesos to the US dollar, respectively, which represents a 2.8% weaker dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At March 31, 2013 and December 31, 2012, the Macanese pataca to US dollar exchange rates were 7.8309 and 7.9800, respectively, which represents a 1.9% weaker dollar compared to the pataca. The average exchange rates for the three months ended March 31, 2013 and 2012 were 7.8358 patacas and 7.8329 patacas to the US dollar, respectively, which represents a 0.04% stronger dollar compared to the pataca.

Other Matters

On December 1, 2011, our Board of Directors approved a stock repurchase program, which authorized us to repurchase up to five percent, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this program through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares, an increase of 88,561 shares. As of March 31, 2013, we have 251,660 shares available for repurchase under the program. For more information regarding this program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 10 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RESULTS OF OPERATIONS

The following table summarizes selected items from the Company’s condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2013		2012		Change
Revenues	$14,768	100.0%	$15,425	100.0%	$(657)	(4.3)%
Cost of revenues	10,488	71.0%	10,110	65.5%	378	3.7%
Gross profit	4,280	29.0%	5,315	34.5%	(1,035)	(19.5)%
Selling, general, and administrative	4,137	28.0%	3,771	24.4%	366	9.7%
Operating income	143	1.0%	1,544	10.1%	(1,401)	(90.7)%
Other income and (expense)	79	0.5%	110	0.7%	(31)	(28.2)%
Income before income taxes	222	1.5%	1,654	10.8%	(1,432)	(86.6)%
Income tax (benefit) provision	(311)	(2.1)%	383	2.5%	(694)	(181.2)%
Net income	$533	3.6%	$1,271	8.3%	$(738)	(58.1)%

The following table presents certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2013		2012		Change
Revenues
The Americas	$7,274	49.2%	$8,364	54.2%	$(1,090)	(13.0)%
Asia Pacific	6,819	46.2%	5,028	32.6%	1,791	35.6%
Europe and Africa	675	4.6%	2,033	13.2%	(1,358)	(66.8)%
Total	$14,768	100.0%	$15,425	100.0%	$(657)	(4.3)%

The following table presents the Company’s revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2013		2012		Change

Casino currency without RFID (1)	$5,077	34.5%	$8,881	57.6%	$(3,804)	(42.8)%
Casino currency with RFID (1)	4,349	29.4%	665	4.3%	3,684	554.0%

Total casino currency	9,426	63.9%	9,546	61.9%	(120)	(1.3)%

Playing cards	1,447	9.8%	1,325	8.5%	122	9.2%
Table layouts	1,036	7.0%	1,172	7.6%	(136)	(11.6)%
Table accessories and other products	800	5.4%	1,002	6.5%	(202)	(20.2)%
Dice	618	4.2%	596	3.9%	22	3.7%
Gaming furniture	538	3.6%	843	5.5%	(305)	(36.2)%
RFID solutions	497	3.4%	408	2.6%	89	21.8%
Shipping	406	2.7%	533	3.5%	(127)	(23.8)%
Total	$14,768	100.0%	$15,425	100.0%	$(657)	(4.3)%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new casino currency product.

Comparison of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues. For the three months ended March 31, 2013, our revenues were $14.8 million, a decrease of $0.6 million, or 4.3%, compared to revenues of $15.4 million during the same period in 2012. The net decrease in revenues was primarily due to the following:

•	a $2.9 million decrease in sales of casino currency without RFID in the Asia-Pacific and European regions in the first quarter of 2013, compared to the first quarter of 2012, when we had significant sales to casinos in Macau and the United Kingdom;
•	a $0.9 million decrease in sales of Paulson chips without RFID to casinos in the United States; and
•	a $0.5 million decrease in sales of furniture and accessories to casinos in the United States; offset by
•	a $3.4 million increase in sales of casino currencies with RFID, relating to our initial sale of a new casino currency product to an Asia-Pacific casino.

Cost of Revenues. For the three months ended March 31, 2013, cost of revenues was $10.5 million, an increase of $0.4 million, or 3.7%, compared to cost of revenues of $10.1 million for the same period in 2012. As a percentage of revenues, our cost of revenues increased to 71.0% in 2013, compared to 65.5% in 2012.

Gross Profit. For the three months ended March 31, 2013, gross profit was $4.3 million, a decrease of $1.0 million, or 19.5%, compared to gross profit of $5.3 million for the same period in 2012. As a percentage of revenues, our gross profit decreased from 34.5% to 29.0%. This gross profit percentage decrease was primarily related to:

•	a shift in our mix of revenues from our higher-margin Paulson chips toward lower-margin casino currency products;
•	an exceptionally large imbalance in product demand; and
•	the late deferral of the delivery of a major order until later in the year. This shift in product demand created an imbalance which significantly affected the utilization of our production facilities, resulting in one production facility incurring significant overtime and the other to have low utilization rates.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2013		2012		Change

Marketing and sales	$1,505	10.2%	$1,501	9.7%	$4	0.3%
General and administrative	2,099	14.2%	1,873	12.1%	226	12.1%
Research and development	533	3.6%	397	2.6%	136	34.3%
Total selling, administrative, and research and development	$4,137	28.0%	$3,771	24.4%	$366	9.7%

For the three months ended March 31, 2013, selling, administrative, and research and development expenses were $4.1 million, an increase of $0.4 million, or 9.7%, compared to selling, administrative, and research and development expenses of $3.8 million during the same period in 2012. Selling, administrative, and research and development expenses increased as a percent of revenue to 28.0% in the first three months of 2013 from 24.4% in the same period in 2012.

Marketing and sales expenses were unchanged during the first quarter of 2013 compared to the same period in 2012. This is primarily due to an increase of $0.1 million in trade shows related to the Company’s marketing in Asia, offset by a decrease of $0.1 million in compensation expenses.

General and administrative expenses increased by $0.2 million during the first quarter of 2013 compared to the same period in 2012. This is primarily due to increases of $0.1 million in bad-debt expense and $0.1 million in patent and other legal fees.

Research and development expenses increased by $0.1 million during the first quarter of 2013, compared to the same period in 2012. This is primarily due to increased headcount for RFID software development and increased subcontract development for new casino currency security features and RFID hardware.

Other Income and (Expense). The following table presents other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2013		2012		Change
Interest income	$61	0.4%	$122	0.8%	$(61)	(50.0)%
Interest expense	(2)	0.0%	(1)	0.0%	(1)	100.0%
Gain (loss) on foreign currency transactions	14	0.1%	(18)	(0.1)%	32	(177.8)%
Other income, net	6	0.0%	7	0.0%	(1)	(14.3)%
Total other income and (expense)	$79	0.5%	$110	0.7%	$(31)	(28.2)%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2013 and 2012 was (-168.1)% and 23.2%, respectively. Our negative effective tax rate for the three months ended March 31, 2013 primarily resulted from a tax benefit from the discrete release of our valuation allowance related to foreign tax credits. This rate was also affected by the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. Without the release of this valuation allowance related to foreign tax credits, our effective income tax rate for the three months ended March 31, 2013 would have been 20.3%. Our effective tax rate for the three months ended March 31, 2012 differed from the statutory rate primarily due to the foreign rate differential on income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at March 31, 2013 or December 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Our primary source of liquidity and capital resources has been cash from operations. Other sources of capital include, but are not limited to, marketable securities and potential bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for operational working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, potential dividends or acquisitions, for a minimum of the next 12 months.

At March 31, 2013, we had $17.0 million in cash and cash equivalents and $7.7 million in marketable securities, totaling $24.7 million. Of this amount, $12.4 million is held by GPI USA, $10.4 million is held by GPI SAS, and $1.9 million is held by GPI Asia.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio:

March 31,	December 31,	Period-to-Period
2013	2012	Change
Cash and cash equivalents	$16,952	$14,038	$2,914	20.8%
Working capital	30,089	31,348	(1,259)	(4.0)%
Current ratio	4.4	3.2

At March 31, 2013, working capital totaled $30.1 million, a decrease of $1.2 million, or 4.0%, compared to working capital of $31.3 million at December 31, 2012. This decrease is due to a decrease in current assets of $6.8 million, offset by a decrease in current liabilities of $5.6 million. The decrease in current assets was due primarily to a decrease in marketable securities of $5.8 million, a decrease in accounts receivable of $0.7 million, and a decrease in inventory of $0.4 million, offset by an increase of $2.9 million in cash and cash equivalents. The decrease in current liabilities was due primarily to decreases in customer deposits and deferred revenue of $1.5 million, and in accrued liabilities of $1.2 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2013	2012	Change

Operating activities	$(932)	$(390)	$(542)	139.0%
Investing activities	4,839	1,826	3,013	165.0%
Financing activities	(722)	(360)	(362)	100.6%
Effect of exchange rates	(271)	72	(343)	(476.4)%
Net change	$2,914	$1,148	$1,766	153.8%

Net cash flows used in operating activities were $0.9 million during the three months ended March 31, 2013, a decrease of $0.5 million, compared to net cash flows used of $0.4 million during the same period in 2012. This decrease in cash flows used was based on a decrease in net income of $0.7 million compared to the prior period quarter, offset by the timing of non-cash items and working capital changes.

Net cash flows provided by investing activities were $4.8 million during the three months ended March 31, 2013, an increase of $3.0 million, compared to net cash flows provided by investing activities of $1.8 million during the same period in 2012. This increase in cash flows provided by investing activities was primarily due to an increase in net sales of marketable securities of $3.4 million, offset by an increase in capital expenditures of $0.4 million, during the three months ended March 31, 2013, compared to the same period in 2012.

Net cash flows used in financing activities were $0.7 million during the three months ended March 31, 2013, an increase of $0.4 million, compared to net cash flows used in financing activities of $0.3 million during the same period in 2012. This increase in cash flows used in financing activities was primarily due to the repurchase of common stock of $0.7 million during the three months ended March 31, 2013, compared to repurchases of common stock of $0.3 million during the same period in 2012.

Capital Expenditures. We plan to purchase approximately $0.7 million in property, plant, and equipment during the remainder of 2013. In the first quarter of 2013, we purchased $0.7 million of property, plant, and equipment; of that amount, $0.5 million was used to purchase machinery and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time. We paid a $1.48 million dividend, or $0.1825 per share, in December 2012.

Backlog. At March 31, 2013, our backlog of signed orders for 2013 was $8.6 million, consisting of $4.7 million for GPI USA, $3.5 million for GPI Asia, and $0.4 million for GPI SAS. At March 31, 2012, our backlog of signed orders for 2012 was $11.8 million, consisting of $6.0 million for GPI USA, $5.0 million for GPI Asia, and $0.8 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in the Company’s contractual obligations and commercial commitments during the three months ended March 31, 2013.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors,” of the Company’s Form 10-K for the period ended December 31, 2012.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by us by month during the first quarter of 2013 under our stock repurchase program:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to 31	56,600	$7.48	56,600	288,800
February 1 to 28	23,790	$8.01	23,790	265,010
March 1 to 31	13,350	$8.06	13,350	251,660
Total	93,740	$7.70	93,740

(1) On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 5%, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this program through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. As of March 31, 2013, we have 251,660 shares available for repurchase under the program. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in privately-negotiated transactions and/or pursuant to Rule 10b5-1 for trading plans. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. The shares repurchased during the quarter ended March 31, 2013 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2013	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 13, 2013	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer

