Form 10-Q
period 2013-06-30
Gaming Partners International CORP
filed 2013-08-08
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2013 was 7,916,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,474	$14,038
Marketable securities	5,533	13,546
Accounts receivable, net	6,095	5,802
Inventories	7,371	7,337
Prepaid expenses	788	893
Deferred income tax asset	1,239	2,908
Other current assets	2,421	1,311
Total current assets	37,921	45,835
Property and equipment, net	11,362	11,190
Intangibles, net	1,056	540
Deferred income tax asset	3,589	3,857
Inventories, non-current	124	207
Other assets	1,562	1,653
Total assets	$55,614	$63,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,761	$2,842
Accrued liabilities	3,222	5,179
Customer deposits and deferred revenue	1,112	3,037
Deferred income tax liability	-	2,858
Income taxes payable	418	571
Total current liabilities	7,513	14,487
Deferred income tax liability	2,219	2,174
Total liabilities	9,732	16,661
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,207,077 and 7,931,963 issued and outstanding, respectively, as of June 30, 2013, and 8,207,077 and 8,045,904 issued
and outstanding, respectively, as of December 31, 2012	82	82
Additional paid-in capital	19,673	19,563
Treasury stock at cost: 275,114 and 161,173 shares	(2,135)	(1,250)
Retained earnings	27,517	27,039
Accumulated other comprehensive income	745	1,187
Total stockholders' equity	45,882	46,621
Total liabilities and stockholders' equity	$55,614	$63,282

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$14,146	$13,030	$28,914	$28,455
Cost of revenues	9,761	8,180	20,249	18,290
Gross profit	4,385	4,850	8,665	10,165

Marketing and sales	1,505	1,325	3,010	2,825
General and administrative	2,382	1,325	4,481	3,198
Research and development	494	435	1,027	832
Operating income	4	1,765	147	3,310
Other income and (expense), net	(40)	17	38	127
(Loss) income before income taxes	(36)	1,782	185	3,437
Income tax provision (benefit)	18	(28)	(293)	355
Net (loss) income	$(54)	$1,810	$478	$3,082

Earnings per share:
Basic	$(0.01)	$0.22	$0.06	$0.38
Diluted	$(0.01)	$0.22	$0.06	$0.38
Weighted-average shares of common stock outstanding:
Basic	7,949	8,122	8,038	8,146
Diluted	7,949	8,134	8,116	8,162

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(54)	$1,810	$478	$3,082
Other comprehensive income:
Unrealized gain on securities, net of tax	(1)	-	(1)	2
Amortization of pension transition asset, net of tax	4	(3)	4	(6)
Foreign currency translation adjustment	214	(1,196)	(445)	(571)
Other comprehensive income (loss), net of tax	217	(1,199)	(442)	(575)
Total comprehensive income	$163	$611	$36	$2,507

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	3,082	-	3,082
Repurchases of common stock	(79,460)	-	-	(540)	-	-	(540)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	92	-	-	-	92
Amortization of pension transition asset, net of tax	-	-	-	-	-	(6)	(6)
Foreign currency translation adjustment	-	-	-	-	-	(571)	(571)
Balance, June 30, 2012	8,108,304	$82	$19,493	$(807)	$25,524	$251	$44,543

Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	478	-	478
Repurchases of common stock	(113,941)	-	-	(885)	-	-	(885)
Unrealized gain on securities, net of tax	-	-	-	-	-	(1)	(1)
Stock compensation expense	-	-	110	-	-	-	110
Amortization of pension transition asset, net of tax	-	-	-	-	-	4	4
Foreign currency translation adjustment	-	-	-	-	-	(445)	(445)
Balance, June 30, 2013	7,931,963	$82	$19,673	$(2,135)	$27,517	$745	$45,882

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities
Net income	$478	$3,082
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,130	1,074
Amortization of intangible assets	63	54
Amortization of bond premium	-	10
Provision for bad debt	(19)	(100)
Deferred income taxes	(878)	(49)
Stock compensation expense	110	92
Loss on sale of property and equipment	-	1
(Gain) on sale of marketable securities	(10)	(7)
Change in operating assets and liabilities:
Accounts receivable	(277)	1,788
Inventories	49	(440)
Prepaid expenses and other current assets	(1,027)	(540)
Non-current other assets	89	54
Accounts payable	(83)	288
Customer deposits and deferred revenue	(1,921)	(604)
Accrued liabilities	(1,810)	(403)
Income taxes payable	(152)	369
Other current liabilities	(111)	(1,385)
Net cash (used in) provided by operating activities	(4,369)	3,284

Cash Flows from Investing Activities
Purchases of marketable securities	-	(10,579)
Proceeds from sale of marketable securities	7,879	12,014
Capital expenditures	(1,197)	(742)
Purchase of business assets	(775)	-
Proceeds from sale of property and equipment	-	29
Net cash provided by investing activities	5,907	722

Cash Flows from Financing Activities
Repayment of debt obligations	-	(32)
Repurchases of common stock	(885)	(540)
Net cash (used in) financing activities	(885)	(572)
Effect of exchange rate changes on cash	(217)	(28)
Net increase in cash and cash equivalents	436	3,406
Cash and cash equivalents, beginning of period	14,038	9,282
Cash and cash equivalents, end of period	$14,474	$12,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1

Cash paid for income taxes, net of refunds	$1,483	$687

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$25	$75

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, which includes radio frequency identification device (RFID) and non-RFID versions of both American-style chips and European-style plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, as well as RFID product solutions.

GPIC was formed in 2002 through a reverse merger between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling shareholder. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant chips to casinos in Monaco.

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

Reclassifications. Certain amounts for the three months and six months ended in 2012 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2013 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

Recently Issued Accounting Standards. Effective January 1, 2013, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure about reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications out of AOCI to earnings in their entirety in the same reporting period, disclosure is required about the effect of these reclassifications on the respective line items on the income statement. Implementation of this ASU did not affect our condensed consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, we adopted FASB ASU No. 2011-05, Presentation of Comprehensive Income, which requires other comprehensive income to be presented either with net income in one continuous statement or in a separate statement consecutively following net income. We chose to present comprehensive income in separate Condensed Consolidated Statements of Comprehensive Income.

Note 2. Acquisition

In May 2013, we purchased certain assets of The Blue Chip Company, LLC (Blue Chip), a privately-held manufacturer of compression-molded gaming chips. The acquisition is part of our overall acquisition strategy to use our cash position to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the acquisition of Blue Chip on May 31, 2013 for total consideration of $0.8 million. We did not present pro forma results of operations, actual results of operations from the acquisition date through June 30, 2013, or other disclosure required for business combinations, because the acquisition was not material. The condensed consolidated statements of operations for the three and six month periods ended June 30, 2013 include the results of Blue Chip from the acquisition date.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	June 30, 2013			December 31, 2012
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

United States	$11,354	$-	$11,354	$8,120	$-	$8,120
France	1,324	5,533	6,857	1,084	13,546	14,630
Macau S.A.R., China	1,796	-	1,796	4,834	-	4,834
Total	$14,474	$5,533	$20,007	$14,038	$13,546	$27,584

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	June 30, 2013			December 31, 2012
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$4,422	$-	$4,422	$7,137	$-	$7,137
Bond mutual funds	1,111	-	1,111	6,409	-	6,409
Total marketable securities	$5,533	$-	$5,533	$13,546	$-	$13,546

We present our marketable securities at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have determined that all of our marketable securities are Level 1 financial instruments, with asset values recorded at quoted prices in active markets for identical assets.

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At June 30, 2013, one casino customer accounted for 38% of our accounts receivable balance. At December 31, 2012, two different casino customers accounted for 17% and 12% of our accounts receivable balance, respectively.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
June 30, 2013	$152	$(19)	$-	$-	$133
December 31, 2012	$366	$(214)	$-	$-	$152

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$4,412	$4,147
Work in progress	1,260	1,875
Finished goods	1,823	1,522
Total inventories	$7,495	$7,544

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2013	December 31, 2012
Current	$7,371	$7,337
Non-current	124	207
Total inventories	$7,495	$7,544

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$1,774	$1,779
Buildings and improvements	8,693	8,662
Equipment and furniture	21,287	20,189
Vehicles	442	432
	32,196	31,062
Less accumulated depreciation	(20,834)	(19,872)
Property and equipment, net	$11,362	$11,190

Depreciation expense for the three months ended June 30, 2013 and 2012 was $579,000 and $538,000, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $1,130,000 and $1,074,000, respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$690	$(639)	$51	$690	$(633)	$57	13-14
Trademarks	631	(215)	416	620	(191)	429	5-15
Customer list	513	(9)	504	-	-	-	5-15
Licenses	225	(219)	6	225	(200)	25	1-3
Trade secret formulas	56	-	56	-	-	-	5-15
Other intangible assets	43	(20)	23	44	(15)	29	5
Total intangible assets	$2,158	$(1,102)	$1,056	$1,579	$(1,039)	$540

In May 2013, we acquired certain intangible assets from Blue Chip, including a customer list, trade secret formulas, and a trademark. The values allocated to these intangible assets as of June 30, 2013 are provisional and will be completed pending finalization of valuation.

Amortization expense for intangible assets for the three months ended June 30, 2013 and 2012 was $36,000 and $27,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2013 and 2012 was $63,000 and $54,000, respectively.

Note 8. Commitments and Contingencies

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

Note 9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, and by component for the three months ended June 30, 2013, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Unrecognized Pension Transition Asset	Total
Balance at April 1, 2013	$531	$1	$(4)	$528
Other comprehensive income	214	(1)	4	217
Balance at June 30, 2013	$745	$-	$-	$745

Changes in accumulated other comprehensive income, net of tax, and by component for the six months ended June 30, 2013, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Unrecognized Pension Transition Asset	Total
Balance at January 1, 2013	$1,190	$1	$(4)	$1,187
Other comprehensive income	(445)	(1)	4	(442)
Balance at June 30, 2013	$745	$-	$-	$745

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

The following table presents our net sales by geographic area (in thousands):

	Three Months Ended
	June 30,
	2013		2012
Revenues:
The Americas	$8,475	60.0%	$7,752	59.5%
Asia Pacific	4,886	34.5%	4,303	33.0%
Europe and Africa	785	5.5%	975	7.5%
Total	$14,146	100.0%	$13,030	100.0%

	Six Months Ended
	June 30,
	2013		2012
Revenues:
The Americas	$15,749	54.5%	$16,116	56.6%
Asia Pacific	11,705	40.5%	9,331	32.8%
Europe and Africa	1,460	5.0%	3,008	10.6%
Total	$28,914	100.0%	$28,455	100.0%

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net:
France	$4,444	$4,874
United States	3,397	3,327
Mexico	3,354	2,935
Asia	167	54
Total	$11,362	$11,190

The following table presents our intangible assets by geographic area (in thousands):

	June 30, 2013	December 31, 2012
Intangible assets, net:
United States	$1,032	$511
France	24	29
Total	$1,056	$540

The following table presents our net sales by product line (in thousands):

	Three Months Ended
	June 30,
	2013		2012

Casino currency without RFID (1)	$4,319	30.5%	$4,244	32.6%
Casino currency with RFID (1)	4,000	28.3%	3,688	28.3%

Total casino currency	8,319	58.8%	7,932	60.9%

Playing cards	1,576	11.1%	1,453	11.2%
Table layouts	1,174	8.3%	1,149	8.8%
Table accessories and other products	916	6.4%	765	5.8%
Gaming furniture	673	4.8%	660	5.1%
Dice	618	4.4%	540	4.1%
RFID solutions	407	2.9%	157	1.2%
Shipping	463	3.3%	374	2.9%
Total	$14,146	100.0%	$13,030	100.0%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

	Six Months Ended
	June 30,
	2013		2012

Casino currency without RFID (1)	$9,396	32.5%	$13,125	46.1%
Casino currency with RFID (1)	8,349	28.9%	4,353	15.3%

Total casino currency	17,745	61.4%	17,478	61.4%

Playing cards	3,023	10.5%	2,778	9.7%
Table layouts	2,210	7.6%	2,321	8.2%
Table accessories and other products	1,716	5.9%	1,767	6.2%
Gaming furniture	1,211	4.2%	1,503	5.3%
Dice	1,236	4.3%	1,136	4.0%
RFID solutions	904	3.1%	565	2.0%
Shipping	869	3.0%	907	3.2%
Total	$28,914	100.0%	$28,455	100.0%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

In the first six months of 2013, two casino customers accounted for 14% and 12% of total revenues and, in the first six months of 2012, one casino customer accounted for 13% of total revenues.

Note 11. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 5%, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this plan through November 30, 2012, when our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. At June 30, 2013, as a result of repurchases, 231,459 shares remain authorized for repurchase under the program.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012 (the “Plan”). As permitted by the Plan, on August 5, 2013, the Board of Directors elected to terminate the Plan effective after the close of trading on the date which is two trading days after the filing date of our Quarterly Report on Form 10-Q for the period ended June 30, 2013. While the Plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. In addition to terminating the Plan, the Board of Directors has imposed a minimum six month time period from the effective date of termination of the Plan before the Company may make any additional repurchases under the repurchase program and there is no assurance that the Company will commence any repurchases at that time.

During the quarter ended June 30, 2013, we repurchased 20,201 shares of our common stock under this program at a cost of $162,696, or a weighted-average price of $8.05 per share. During the quarter ended June 30, 2012, we repurchased 31,971 shares of our common stock under this program at a cost of $209,200, or a weighted-average price of $6.54 per share. From the program’s inception through June 30, 2013, we have repurchased an aggregate of 267,053 shares of our common stock at a cost of $1,939,211, or a weighted-average price of $7.26 per share.

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average number of common shares outstanding - basic	7,949	8,122	8,038	8,146
Potential dilution from equity grants	-	12	78	16
Weighted-average number of common shares outstanding - diluted	7,949	8,134	8,116	8,162

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2012.

For an overview and information on our products, as well as general information, see Item 1. “Business” of our Form 10-K for the period ended December 31, 2012.

Overview of Our Business

We custom manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, including low- and high-frequency radio frequency identification device (RFID) casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID chip readers, antennas, chip authentication software, chip inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, which includes RFID and non-RFID versions of both American-style chips and European-style plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, as well as RFID product solutions.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, typically representing approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future revenue is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the year. Our backlog at June 30, 2013 and June 30, 2012 was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
June 30, 2013	$4.7	$0.6	$3.2	$8.5
June 30, 2012	$3.6	$1.4	$7.5	$12.5

Outlook

During the remainder of 2013, we expect expansions and rebrandings to provide additional revenue opportunities for our U.S.-based products. Additionally, later in the year we will introduce low-denomination chip currency based on formulations obtained in conjunction with our May 2013 acquisition of certain assets from Blue Chip. In Asia we expect expansions and rebrandings, as well as our newly-developed currency products, to provide revenue opportunities. We expect no new casino openings for the remainder of 2013 and, with the lower backlog noted above, we expect lower earnings in the last half of 2013, when compared to the same period of 2012.

We will also continue to evaluate potential strategic acquisitions and partnerships to grow our business and have engaged financial advisors to assist us in this regard; however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the second quarter of 2013, our revenues were $14.1 million, an increase of $1.1 million, or 8.6%, compared to revenues of $13.0 million for the same period of 2012.  For the second quarter of 2013, we incurred a net loss of $54,000, a decrease in net income of $1.9 million, or 103.0%, compared to net income of $1.8 million for the same period of 2012.

For the first six months of 2013, our revenues were $28.9 million, an increase of $0.4 million, or 1.6%, compared to revenues of $28.5 million for the same period of 2012.  For the first six months of 2013, our net income was $0.5 million, a decrease of $2.6 million, or 84.5%, compared to net income of $3.1 million for the same period of 2012.

GPI SAS uses the euro as its functional currency. At June 30, 2013 and December 31, 2012, the US dollar to euro exchange rates were $1.3007 and $1.3218, respectively, which represents a 3.3% stronger dollar compared to the euro for the period. The average exchange rates for the six months ended June 30, 2013 and 2012 were $1.3129 and $1.2981, respectively, which represents a 1.1% weaker dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At June 30, 2013 and December 31, 2012, the Mexican peso to US dollar exchange rates were 13.02 and 13.01, respectively, which represents a 0.1% stronger dollar compared to the peso. The average exchange rates for the six months ended June 30, 2013 and 2012 were 12.56 pesos and 13.27 pesos to the US dollar, respectively, which represents a 5.3% weaker dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At June 30, 2013 and December 31, 2012, the Macanese pataca to US dollar exchange rates were 7.8712 and 7.9800, respectively, which represents a 1.4% weaker dollar compared to the pataca. The average exchange rates for the six months ended June 30, 2013 and 2012 were 7.8390 patacas and 7.8387 patacas to the US dollar, respectively, which represents a marginally stronger dollar compared to the pataca.

Other Matters

In May 2013, we purchased certain assets of Blue Chip. The acquisition is part of our overall acquisition strategy to use our cash to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the asset acquisition on May 31, 2013 for a total consideration of $0.8 million.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to five percent, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this program through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. At June 30, 2013, as a result of repurchases, 231,459 shares remain authorized for repurchase under the program. For more information regarding this program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective after the close of trading on the date which is two trading days after the filing date of this Form 10-Q and to cease any repurchases of our common stock under the program for six months after that date. See Part II, Item 5 of this Form 10-Q for additional information regarding the termination of the 10b5-1 purchase plan.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Revenues	$14,146	100.0%	$13,030	100.0%	$1,116	8.6%
Cost of revenues	9,761	69.0%	8,180	62.8%	1,581	19.3%
Gross profit	4,385	31.0%	4,850	37.2%	(465)	(9.6)%
Selling, administrative, and research and development	4,381	31.0%	3,085	23.7%	1,296	42.0%
Operating income	4	0.0%	1,765	13.5%	(1,761)	(99.8)%
Other income and (expense)	(40)	(0.3)%	17	0.1%	(57)	(335.3)%
(Loss) income before income taxes	(36)	(0.3)%	1,782	13.6%	(1,818)	(102.0)%
Income tax provision (benefit)	18	0.1%	(28)	(0.2)%	46	(164.3)%
Net (loss) income	$(54)	(0.4)%	$1,810	13.8%	$(1,864)	(103.0)%

	Six Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Revenues	$28,914	100.0%	$28,455	100.0%	$459	1.6%
Cost of revenues	20,249	70.0%	18,290	64.3%	1,959	10.7%
Gross profit	8,665	30.0%	10,165	35.7%	(1,500)	(14.8)%
Selling, administrative, and research and development	8,518	29.5%	6,855	24.1%	1,663	24.3%
Operating income	147	0.5%	3,310	11.6%	(3,163)	(95.6)%
Other income and (expense)	38	0.1%	127	0.4%	(89)	(70.1)%
Income before income taxes	185	0.6%	3,437	12.0%	(3,252)	(94.6)%
Income tax (benefit) provision	(293)	(1.0)%	355	1.2%	(648)	(182.5)%
Net income	$478	1.6%	$3,082	10.8%	$(2,604)	(84.5)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Revenues:
The Americas	$ 8 ,475	60.0%	$ 7 ,752	59.5%	$ 7 23	9.3%
Asia Pacific	4,886	34.5%	4 ,303	33.0%	583	13.5%
Europe and Africa	785	5.5%	975	7.5%	(190)	(19.5)%
Total	$ 1 4,146	100.0%	$13,030	100.0%	$1,116	8.6%

	Six Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Revenues:
The Americas	$15,749	54.5%	$16,116	56.6%	$(367)	(2.3)%
Asia Pacific	11,705	40.5%	9,331	32.8%	2,374	25.4%
Europe and Africa	1,460	5.0%	3,008	10.6%	(1548)	(51.5)%
Total	$ 28,914	100.0%	$28,455	100.0%	$459	1.6%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2013		2012		Change

Casino currency without RFID (1)	$4,319	30.5%	$ 4 ,244	32.6%	$75	1.8%
Casino currency with RFID (1)	4,000	28.3%	3 ,688	28.3%	3 12	8.5%

Total casino currency	8,319	58.8%	7 ,932	60.9%	3 87	4.9%

Playing cards	1,576	11.1%	1,453	11.2%	123	8.5%
Table layouts	1,174	8.3%	1,149	8.8%	25	2.2%
Table accessories and other products	916	6.4%	765	5.8%	151	19.7%
Gaming furniture	673	4.8%	660	5.1%	13	2.0%
Dice	618	4.4%	540	4.1%	78	14.4%
RFID solutions	407	2.9%	157	1.2%	250	159.2%
Shipping	463	3.3%	374	2.9%	89	23.8%
Total	$14,146	100.0%	$13,030	100.0%	$1,116	8.6%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

	Six Months Ended
	June 30,				Period-to-Period
	2013		2012		Change

Casino currency without RFID (1)	$9,396	32.5%	$ 13,125	46.1%	$(3,729)	(28.4)%
Casino currency with RFID (1)	8,349	28.9%	4,353	15.3%	3,996	91.8%

Total casino currency	17,745	61.4%	17,478	61.4%	267	1.5%

Playing cards	3,023	10.5%	2,778	9.7%	245	8.8%
Table layouts	2,210	7.6%	2,321	8.2%	(111)	(4.8)%
Table accessories and other products	1,716	5.9%	1,767	6.2%	(51)	(2.9)%
Gaming furniture	1,211	4.2%	1,503	5.3%	(292)	(19.4)%
Dice	1,236	4.3%	1,136	4.0%	100	8.8%
RFID solutions	904	3.1%	565	2.0%	339	60.0%
Shipping	869	3.0%	907	3.2%	(38)	(4.2)%
Total	$28,914	100.0%	$28,455	100.0%	$459	1.6%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

Comparison of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012

Revenues. For the three months ended June 30, 2013, our revenues were $14.1 million, an increase of $1.1 million, or 8.6%, compared to revenues of $13.0 million during the same period in 2012. The net increase in revenues was primarily due to the following:

•	a $0.6 million increase in sales of casino currency with RFID and RFID solutions to casinos in the Asia-Pacific region in the second quarter of 2013, including significant sales to the Sociedade de Jogos Macau (SJM) casinos, compared to the second quarter of 2012; and
•	a $0.4 million increase in sales of cards, layouts, dice, and furniture and accessories to casinos in the United States.

For the six months ended June 30, 2013, revenues were $28.9 million, an increase of $0.4 million, or 1.6%, compared to revenues of $28.5 million for the same period of 2012. The net increase in revenues was primarily due to the following:

•	a $4.3 million increase in sales of casino currency with RFID and RFID solutions to casinos in the Asia-Pacific region in the first six months of 2013, including significant sales to the SJM casinos and the Genting Malaysia casino, compared to the first six months of 2012; offset by
•	a $3.7 million decrease in sales of casino currencies without RFID to casinos in the Asia-Pacific region.

Cost of Revenues. For the three months ended June 30, 2013, cost of revenues was $9.8 million, an increase of $1.6 million, or 19.3%, compared to cost of revenues of $8.2 million for the same period in 2012. As a percentage of revenues, our cost of revenues increased to 69.0% in 2013 compared to 62.8% in 2012.

For the six months ended June 30, 2013, cost of revenues was $20.2 million, an increase of $1.9 million, or 10.7%, compared to cost of revenues of $18.3 million for the same period of 2012. As a percentage of revenues, our cost of revenues increased to 70.0% in 2013, compared to 64.3% for the same period of 2012.

Gross Profit. For the three months ended June 30, 2013, gross profit was $4.4 million, a decrease of $0.5 million, or 9.6%, compared to gross profit of $4.9 million for the same period in 2012. As a percentage of revenues, our gross profit decreased from 37.2% to 31.0%. This gross profit percentage decrease was primarily related to:

•	a reduction in volumes of American-style RFID and non-RFID chips sold in the second quarter of 2013 which significantly lowered the utilization and cost absorption of our production facilities for these product lines; and
•	lower margins in our Paulson chip line due to increased labor costs related to rush orders; offset by
•	an increase in volumes of European-style RFID plaques sold at higher sales prices and gross margins.

For the six months ended June 30, 2013, gross profit was $8.7 million, a decrease of $1.5 million, or 14.8%, compared to gross profit of $10.2 million for the same period of 2012. As a percentage of revenues, our gross profit decreased from 35.7% to 30.0%. This gross profit percentage decrease was primarily related to:

•	a shift in our mix of revenues from our higher-margin Paulson chips toward lower-margin products; and
•	an exceptionally large imbalance in product demand in the first quarter of 2013, which significantly affected the utilization of our production facilities, resulting in one production facility incurring significant overtime and the other to have low utilization rates.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2013		2012		Change

Marketing and sales	$1,505	10.6%	$1,325	10.2%	$180	13.6%
General and administrative	2,382	16.9%	1,325	10.2%	1,057	79.8%
Research and development	494	3.5%	435	3.3%	59	13.6%
Total selling, administrative, and research and development	$4,381	31.0%	$3,085	23.7%	$1,296	42.0%

For the three months ended June 30, 2013, selling, administrative, and research and development expenses were $4.4 million, an increase of $1.3 million, or 42.0%, compared to selling, administrative, and research and development expenses of $3.1 million during the same period in 2012. Selling, administrative, and research and development expenses increased as a percent of revenue to 31.0% in the first three months of 2013 from 23.7% in the same period in 2012.

Marketing and sales expenses increased by $0.2 million during the second quarter of 2013, compared to the same period in 2012. This is primarily due to an increase of $0.1 million in compensation and $0.1 million in sales development expenses related to our marketing and sales in Asia.

General and administrative expenses increased by $1.1 million during the second quarter of 2013, compared to the same period in 2012. This is primarily due to an increase of $0.9 million in legal fees, including increased expenses related to patent filings in 2013 and a 2012 credit related to the settlement of employment termination litigation in France.

Research and development expenses increased by $0.1 million during the second quarter of 2013, compared to the same period in 2012. This is primarily due to increased headcount for RFID software development and increased subcontract development for new casino currency security features and RFID hardware.

	Six Months Ended
	June 30,				Period-to-Period
	2013		2012		Change

Marketing and sales	$3,010	10.4%	$2,825	9.9%	$185	6.5%
General and administrative	4,481	15.5%	3,198	11.3%	1,283	40.1%
Research and development	1,027	3.6%	832	2.9%	195	23.4%
Total selling, administrative, and research and development	$8,518	29.5%	$6,855	24.1%	$1,663	24.3%

For the six months ended June 30, 2013, selling, general, and administrative expenses were $8.5 million, an increase of $1.6 million, or 24.3%, compared to selling, general, and administrative expenses of $6.9 million during the same period of 2012. Selling, general, and administrative expenses increased as a percent of revenue to 29.5% in the six months ended June 30, 2013, from 24.1% during the same period in 2012.

Marketing and sales expenses increased by $0.2 million during the six months ended June 30, 2013, compared to the same period in 2012. This is primarily due to an increase of $0.1 million in compensation and $0.1 million in sales development expenses related to our marketing and sales in Asia.

General and administrative expenses increased by $1.3 million during the six months ended June 30, 2013, compared to the same period in 2012. This is primarily due to an increase of $1.0 million in legal fees, including increased expenses related to patent filings in 2013 and a 2012 credit related to the settlement of employment termination litigation in France, as well as increases of $0.1 million in public company expenses and $0.1 million in gaming license expenses.

Research and development expenses increased by $0.2 million during the six months ended June 30, 2013, compared to the same period in 2012. This is primarily due to increased headcount for RFID software development and increased subcontract development for new casino currency security features and RFID hardware.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Interest income	$54	0.4%	$91	0.7%	$(37)	(40.7)%
Interest expense	(2)	0.0%	-	0.0%	(2)	-
(Loss) on foreign currency transactions	(105)	(0.8)%	(64)	(0.5)%	(41)	64.1%
Other income (expense), net	13	0.1%	(10)	(0.1)%	23	(230.0)%
Total other income and (expense)	$(40)	(0.3)%	$17	0.1%	$(57)	(335.3)%

	Six Months Ended
	June 30,				Period-to-Period
	2013		2012		Change
Interest income	$115	0.4%	$213	0.7%	$(98)	(46.0)%
Interest expense	(4)	0.0%	(1)	0.0%	(3)	300.0%
(Loss) on foreign currency transactions	(91)	(0.4)%	(83)	(0.3)%	(8)	9.6%
Other income (expense), net	18	0.1%	(2)	0.0%	20	-
Total other income and (expense)	$38	0.1%	$127	0.4%	$(89)	(70.1)%

Income Taxes. Our effective income tax rate for the three months ended June 30, 2013 and 2012 was (51.1%) and (1.6%), respectively. Our effective tax rate for the three months ended June 30, 2013 was unfavorably affected by a reduction in our estimate for the release of the valuation allowance related to our foreign tax credit deferred tax asset, compared to the prior quarter.

Our effective income tax rate for the six months ended June 30, 2013 and 2012 was (157.5%) and 10.3%, respectively. Our effective tax rate for the six months ended June 30, 2013 was favorably affected by the release of the valuation allowance related to our foreign tax credit deferred tax asset, combined with the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the tax benefit from a research credit from our French subsidiary, GPI SAS.

During 2013, we expect to release $0.3 million of the valuation allowance related to foreign tax credits. Without the release of this valuation allowance, our effective income tax rate for the three and six months ended June 30, 2013 would have been 168.7% and 21.9%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at June 30, 2013 or December 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Our primary source of liquidity and capital resources has been cash from operations. Other sources of liquidity and capital resources include, but are not limited to, marketable securities and potential bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for operational working capital, capital expenditures, any purchases of common stock under our stock repurchase program, litigation, potential dividends or acquisitions, for a minimum of the next 12 months.

At June 30, 2013, we had $14.5 million in cash and cash equivalents and $5.5 million in marketable securities, totaling $20.0 million. Of this amount, $11.3 million is held by GPI USA, $6.9 million is held by GPI SAS, and $1.8 million is held by GPI Asia.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	June 30,	December 31,	Period-to-Period
	2013	2012	Change
Cash and cash equivalents	$14,474	$14,038	$436	3.1%
Marketable securities	5,533	13,546	(8,013)	(59.2)%
Working capital	30,408	31,348	(940)	(3.0)%
Current ratio	5.0	3.2

At June 30, 2013, working capital totaled $30.4 million, a decrease of $0.9 million, or 3.0%, compared to working capital of $31.3 million at December 31, 2012. This decrease is due to a decrease in current assets of $7.9 million, offset by a decrease in current liabilities of $7.0 million. The decrease in current assets was due primarily to a decrease in marketable securities of $8.0 million. The decrease in current liabilities was due primarily to decreases in deferred taxes of $2.9 million, in accrued liabilities of $2.0 million, and in customer deposits and deferred revenue of $1.9 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2013	2012	Change

Operating activities	$(4,369)	$3,284	$(7,653)	-
Investing activities	5,907	722	5,185	718.1%
Financing activities	(885)	(572)	(313)	54.7%
Effect of exchange rates	(217)	(28)	(189)	675.0%
Net change	$436	$3,406	$(2,970)	(87.2%)

Net cash flows used in operating activities were $4.4 million during the six months ended June 30, 2013, a decrease of $7.7 million, compared to net cash flows provided by operating activities of $3.3 million during the same period in 2012. This increase in cash flows used in operating activities was primarily caused by a decrease in net income of $2.6 million, along with the timing of non-cash items and working capital changes.

Net cash flows provided by investing activities were $5.9 million during the six months ended June 30, 2013, an increase of $5.2 million, compared to net cash flows provided by investing activities of $0.7 million during the same period in 2012. This increase in cash flows provided by investing activities was primarily due to an increase in net sales of marketable securities of $6.4 million to fund our cash requirements, offset by an increase in capital expenditures of $0.5 million and the acquisition of certain assets from Blue Chip of $0.8 million during the six months ended June 30, 2013, compared to the same period in 2012.

Net cash flows used in financing activities were $0.9 million during the six months ended June 30, 2013, an increase of $0.3 million, compared to net cash flows used in financing activities of $0.6 million during the same period in 2012. This increase in cash flows used in financing activities was primarily due to the repurchase of common stock of $0.9 million during the six months ended June 30, 2013, compared to repurchases of common stock of $0.5 million during the same period in 2012.

Capital Expenditures. We plan to purchase approximately $0.9 million in property, plant, and equipment during the remainder of 2013. In the first six months of 2013, we purchased $1.2 million of property, plant, and equipment; of that amount, $1.1 million was used to purchase machinery and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time. We paid a $1.48 million dividend, or $0.1825 per share, in December 2012.

Backlog. At June 30, 2013, our backlog of signed orders for 2013 was $8.5 million, consisting of $4.7 million for GPI USA, $3.2 million for GPI Asia, and $0.6 million for GPI SAS. At June 30, 2012, our backlog of signed orders for 2012 was $12.5 million, consisting of $3.6 million for GPI USA, $7.5 million for GPI Asia, and $1.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in our contractual obligations and commercial commitments during the three and six months ended June 30, 2013.

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change.  The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, potential acquisitions, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and our ability to capitalize on any such growth opportunities.  These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2012.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2013, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None, except as set forth in Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by us by month during the second quarter of 2013 under our stock repurchase program:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to 30	-	-	-	251,660
May 1 to 31	-	-	-	251,660
June 1 to 30	20,201	$8.05	20,201	231,459
Total	20,201	$8.05	20,201

(1) On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 5%, or 409,951 shares, of our then-outstanding shares of common stock. We purchased 98,512 shares under this program through November 30, 2012, at which time our Board of Directors increased the number of shares available for repurchase under the program to 400,000 shares; an increase of 88,561 shares. As of June 30, 2013, as a result of repurchases, 231,459 shares remain authorized for repurchase under the program. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in privately-negotiated transactions and/or pursuant to Rule 10b5-1 for trading plans. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. The shares repurchased during the quarter ended June 30, 2013 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective after the close of trading on the date which is two trading days after the filing date of this Form 10-Q and to cease any repurchases of our common stock under the program for six months after that date. See Part II, Item 5 of this Form 10-Q for additional information regarding the termination of the 10b5-1 purchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 3, 2012, the Company entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan had been established in accordance with, and as part of, the Board of Directors’ authorized stock repurchase program (the “Program”). As permitted by the Plan, the Board of Directors has elected to terminate the Plan effective after the close of trading on the date which is two trading days after the filing date of this Form 10-Q. While the Plan is being terminated, the Program remains in effect. In addition, the Board has imposed a minimum six month time period from the effective date of termination of the Plan before the Company may make any additional repurchases under the Program, and there is no assurance that the Company will commence any repurchases at that time.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 8, 2013	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer

