Form 10-Q
period 2013-09-30
Gaming Partners International CORP
filed 2013-11-08
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 8, 2013 was 7,916,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,877	$14,038
Marketable securities	6,430	13,546
Accounts receivable, net	6,758	5,802
Inventories	7,763	7,337
Prepaid expenses	1,027	893
Deferred income tax asset	1,407	2,908
Other current assets	2,280	1,311
Total current assets	38,542	45,835
Property and equipment, net	11,283	11,190
Intangibles, net	1,015	540
Deferred income tax asset	3,590	3,857
Inventories, non-current	136	207
Other assets	1,579	1,653
Total assets	$56,145	$63,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,488	$2,842
Accrued liabilities	2,997	5,179
Customer deposits and deferred revenue	1,668	3,037
Deferred income tax liability	-	2,858
Income taxes payable	244	571
Total current liabilities	7,397	14,487
Deferred income tax liability	2,246	2,174
Total liabilities	9,643	16,661
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 7,916,094 issued and outstanding, respectively, as of September 30, 2013, and 8,207,077 and 8,045,904 issued and outstanding, respectively, as of December 31, 2012	82	82
Additional paid-in capital	19,731	19,563
Treasury stock at cost: 290,983 and 161,173 shares	(2,263)	(1,250)
Retained earnings	27,601	27,039
Accumulated other comprehensive income	1,351	1,187
Total stockholders' equity	46,502	46,621
Total liabilities and stockholders' equity	$56,145	$63,282

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$13,519	$16,939	$42,433	$45,394
Cost of revenues	9,095	11,454	29,343	29,745
Gross profit	4,424	5,485	13,090	15,649

Marketing and sales	1,683	1,413	4,692	4,239
General and administrative	2,249	2,140	6,730	5,338
Research and development	467	405	1,495	1,237
Operating income	25	1,527	173	4,835
Other income and (expense), net	(8)	185	30	313
Income before income taxes	17	1,712	203	5,148
Income tax provision (benefit)	(66)	455	(359)	809
Net income	$83	$1,257	$562	$4,339

Earnings per share:
Basic	$0.01	$0.16	$0.07	$0.53
Diluted	$0.01	$0.15	$0.07	$0.53
Weighted-average shares of common stock outstanding:
Basic	7,917	8,105	7,950	8,132
Diluted	8,001	8,113	8,033	8,152

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$83	$1,257	$562	$4,339
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	-	-	(1)	2
Amortization of pension transition asset, net of tax	-	(3)	4	(9)
Foreign currency translation adjustment	606	342	161	(229)
Other comprehensive income (loss), net of tax	606	339	164	(236)
Total comprehensive income	$689	$1,596	$726	$4,103

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	-	-	-	-	4,339	-	4,339
Repurchases of common stock	(87,260)	-	-	(590)	-	-	(590)
Unrealized gain on securities, net of tax	-	-	-	-	-	2	2
Stock compensation expense	-	-	149	-	-	-	149
Amortization of pension transition asset, net of tax	-	-	-	-	-	(9)	(9)
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Balance, September 30, 2012	8,100,504	$82	$19,550	$(857)	$26,781	$590	$46,146
Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	562	-	562
Repurchases of common stock	(129,810)	-	-	(1,013)	-	-	(1,013)
Unrealized (loss) on securities, net of tax	-	-	-	-	-	(1)	(1)
Stock compensation expense	-	-	168	-	-	-	168
Amortization of pension transition asset, net of tax	-	-	-	-	-	4	4
Foreign currency translation adjustment	-	-	-	-	-	161	161
Balance, September 30, 2013	7,916,094	$82	$19,731	$(2,263)	$27,601	$1,351	$46,502

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$562	$4,339
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,704	1,613
Amortization of intangible assets	105	80
Amortization of bond premium	-	10
Provision for bad debt	(6)	(117)
Deferred income taxes	(1,005)	127
Stock compensation expense	168	149
Loss on sale of property and equipment	-	2
(Gain) on sale of marketable securities	(13)	(9)
Change in operating assets and liabilities:
Accounts receivable	(943)	(1,056)
Inventories	(227)	796
Prepaid expenses and other current assets	(1,056)	(475)
Non-current other assets	75	(1,352)
Accounts payable	(373)	(176)
Customer deposits and deferred revenue	(1,380)	(1,765)
Accrued liabilities	(1,886)	113
Income taxes payable	(327)	337
Other current liabilities	(320)	(844)
Net cash (used in) provided by operating activities	(4,922)	1,772

Cash Flows from Investing Activities
Purchases of marketable securities	-	(15,452)
Proceeds from sale of marketable securities	7,244	18,587
Capital expenditures	(1,542)	(926)
Purchase of business assets	(775)	-
Proceeds from sale of property and equipment	-	25
Net cash provided by investing activities	4,927	2,234

Cash Flows from Financing Activities
Repayment of debt obligations	-	(32)
Repurchases of common stock	(1,013)	(590)
Net cash (used in) financing activities	(1,013)	(622)
Effect of exchange rate changes on cash	(153)	(136)
Net (decrease) increase in cash and cash equivalents	(1,161)	3,248
Cash and cash equivalents, beginning of period	14,038	9,282
Cash and cash equivalents, end of period	$12,877	$12,530

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3
Cash paid for income taxes, net of refunds	$1,684	$1,086

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$-	$31

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

Reclassifications. Certain amounts for the three months and nine months ended in 2012 have been reclassified between cost of revenues and selling, general, and administrative expenses to conform to the 2013 presentation. These reclassifications had no impact on revenues, net income, total assets or total liabilities.

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

Note 2. Acquisition

In May 2013, we purchased certain assets of The Blue Chip Company, LLC (Blue Chip), a privately-held manufacturer of compression-molded gaming chips. The acquisition is part of our overall acquisition strategy to use our cash position to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the acquisition of Blue Chip on May 31, 2013 for total consideration of $0.8 million. We did not present pro forma results of operations, actual results of operations from the acquisition date through September 30, 2013, or other disclosure required for business combinations, because the acquisition was not material. The condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013 include the results of Blue Chip from the acquisition date.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	September 30, 2013			December 31, 2012
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States	$10,072	$-	$10,072	$8,120	$-	$8,120
France	594	6,430	7,024	1,084	13,546	14,630
Macau S.A.R., China	2,211	-	2,211	4,834	-	4,834
Total	$12,877	$6,430	$19,307	$14,038	$13,546	$27,584

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$4,597	$-	$4,597	$7,137	$-	$7,137
Bond mutual funds	1,833	-	1,833	6,409	-	6,409
Total marketable securities	$6,430	$-	$6,430	$13,546	$-	$13,546

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2013, two casino customers accounted for 20% and 11% of our accounts receivable balance, respectively. At December 31, 2012, two different casino customers accounted for 17% and 12% of our accounts receivable balance, respectively.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
September 30, 2013	$152	$(6)	$-	$-	$146
December 31, 2012	$366	$(214)	$-	$-	$152

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$5,349	$4,147
Work in progress	738	1,875
Finished goods	1,812	1,522
Total inventories	$7,899	$7,544

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year.  The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2013	December 31, 2012
Current	$7,763	$7,337
Non-current	136	207
Total inventories	$7,899	$7,544

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$1,786	$1,779
Buildings and improvements	8,909	8,662
Equipment and furniture	21,965	20,189
Vehicles	447	432
	33,107	31,062
Less accumulated depreciation	(21,824)	(19,872)
Property and equipment, net	$11,283	$11,190

Depreciation expense for the three months ended September 30, 2013 and 2012 was $574,000 and $539,000, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $1,704,000 and $1,613,000, respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)
Patents	$517	$(478)	$39	$690	$(633)	$57	13-14
Trademarks	631	(228)	403	620	(191)	429	5-15
Customer list	513	(17)	496	-	-	-	5-15
Licenses	225	(225)	-	225	(200)	25	1-3
Trade secret formulas	56	(2)	54	-	-	-	5-15
Other intangible assets	46	(23)	23	44	(15)	29	5
Total intangible assets	$1,988	$(973)	$1,015	$1,579	$(1,039)	$540

In May 2013, we acquired certain intangible assets from Blue Chip, including a customer list, trade secret formulas, and a trademark. In the third quarter of 2013, we finalized the Blue Chip valuation. The values allocated to the intangibles acquired are reflected in the financial statements ended September 30, 2013.

In September 2013, two fully amortized patents were written-off, resulting in a reduction to the gross carrying value and accumulated amortization of $ 173,000.

Amortization expense for intangible assets for the three months ended September 30, 2013 and 2012 was $42,000 and $26,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2013 and 2012 was $105,000 and $80,000, respectively.

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

Note 9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, and by component for the three months ended September 30, 2013, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Unrecognized Pension Transition Asset	Total
Balance at June 30, 2013	$745	$-	$-	$745
Other comprehensive income	606	-	-	606
Balance at September 30, 2013	$1,351	$-	$-	$1,351

  Changes in accumulated other comprehensive income, net of tax, and by component for the nine months ended September 30, 2013, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Unrecognized Pension Transition Asset	Total
Balance at January 1, 2013	$1,190	$1	$(4)	$1,187
Other comprehensive income	161	(1)	4	164
Balance at September 30, 2013	$1,351	$-	$-	$1,351

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	September 30,
	2013		2012
Revenues:
The Americas	$8,173	60.4%	$7,952	46.9%
Asia Pacific	4,414	32.7%	8,282	48.9%
Europe and Africa	932	6.9%	705	4.2%
Total	$13,519	100.0%	$16,939	100.0%

	Nine Months Ended
	September 30,
	2013		2012
Revenues:
The Americas	$23,922	56.4%	$24,068	53.0%
Asia Pacific	16,119	38.0%	17,613	38.8%
Europe and Africa	2,392	5.6%	3,713	8.2%
Total	$42,433	100.0%	$45,394	100.0%

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment, net:
France	$4,583	$4,874
Mexico	3,384	2,935
United States	3,156	3,327
Asia	160	54
Total	$11,283	$11,190

The following table presents our intangible assets by geographic area (in thousands):

	September 30, 2013	December 31, 2012
Intangible assets, net:
United States	$992	$511
France	23	29
Total	$1,015	$540

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	September 30,
	2013		2012
Casino currency without RFID (1)	$4,402	32.6%	$7,767	45.8%
Casino currency with RFID (1)	2,590	19.2%	3,416	20.2%
Total casino currency	6,992	51.8%	11,183	66.0%

Playing cards	1,803	13.3%	1,335	7.9%
Table accessories and other products	1,129	8.3%	1,086	6.4%
Table layouts	991	7.3%	1,037	6.1%
Gaming furniture	871	6.4%	1,028	6.1%
RFID solutions	674	5.0%	106	0.6%
Dice	576	4.3%	596	3.5%
Shipping	483	3.6%	568	3.4%
Total	$13,519	100.0%	$16,939	100.0%

(1)       Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

	Nine Months Ended
	September 30,
	2013		2012
Casino currency without RFID (1)	$13,798	32.5%	$20,890	46.1%
Casino currency with RFID (1)	10,939	25.8%	7,769	17.1%
Total casino currency	24,737	58.3%	28,659	63.2%

Playing cards	4,827	11.4%	4,113	9.0%
Table accessories and other products	2,845	6.7%	2,854	6.3%
Table layouts	3,200	7.5%	3,358	7.4%
Gaming furniture	2,082	4.9%	2,531	5.6%
RFID solutions	1,578	3.7%	671	1.5%
Dice	1,812	4.3%	1,733	3.8%
Shipping	1,352	3.2%	1,475	3.2%
Total	$42,433	100.0%	$45,394	100.0%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

For the nine months ended September 30, 2013 and 2012, one casino customer accounted for 10% and 16% of total revenues, respectively.

Note 11. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of September 30, 2013, we have repurchased 282,922 shares and215,590 shares remain authorized for repurchase.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012 (the “Plan”). As permitted by the Plan, on August 5, 2013, the Board of Directors elected to terminate the Plan effective August 12, 2013. While the Plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. In addition to terminating the Plan, the Board of Directors has imposed a minimum six month time period from the effective date of termination of the Plan before the Company may make any additional repurchases under the repurchase program, and there is no assurance that the Company will commence any repurchases at that time.

                During the quarter ended September 30, 2013, we repurchased 15,869 shares of our common stock under the repurchase program at a cost of $127,517, or a weighted-average price of $8.04 per share. During the quarter ended September 30, 2012, we repurchased 7,800 shares of our common stock under this program at a cost of $49,499, or a weighted-average price of $6.35 per share. From the program’s inception through September 30, 2013, we have repurchased an aggregate of 282,922 shares of our common stock at a cost of $2,066,728, or a weighted-average price of $7.30 per share.

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average number of common shares outstanding - basic	7,917	8,105	7,950	8,132
Potential dilution from equity grants	84	8	83	20
Weighted-average number of common shares outstanding - diluted	8,001	8,113	8,033	8,152

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

⋅
GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.

⋅
GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, which includes RFID and non-RFID versions of both American-style chips and European-style plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

⋅
GPI Asia, with offices in Macau S.A.R., China, is the exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, as well as RFID product solutions.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, typically representing approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. An indicator of future revenue is found in our backlog, which reflects signed orders that we expect to ship during the remainder of the year. Our backlog at September 30, 2013 and September 30, 2012 was as follows (in millions):

	GPI USA	GPI SAS	GPI Asia	Total
September 30, 2013	$3.1	$1.2	$2.3	$6.6
September 30, 2012	$4.6	$0.4	$3.1	$8.1

Outlook

We expect no new casino openings for the remainder of 2013 and, with the lower backlog noted above, we expect both lower revenues and earnings in the last quarter of 2013, when compared to the same period of 2012. We will continue to evaluate potential strategic acquisitions and partnerships to grow our business and have engaged financial advisors to assist us in this regard; however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful.

Financial and Operational Highlights

For the third quarter of 2013, our revenues were $13.5 million, a decrease of $3.4 million, or 20.2%, compared to revenues of $16.9 million for the same period of 2012.  For the third quarter of 2013, our net income was $83,000, a decrease of $1.2 million, or 93.4%, compared to net income of $1.3 million for the same period in 2012.

For the first nine months of 2013, our revenues were $42.4 million, a decrease of $3.0 million, or 6.5%, compared to revenues of $45.4 million for the same period in 2012.  For the first nine months of 2013, our net income was $0.6 million, a decrease of $3.7 million, or 87.0%, compared to net income of $4.3 million for the same period in 2012.

Our overall results for the three and nine months ended September 30, 2013, were primarily affected by fewer casino openings and higher selling, administrative, and research and development expenses.

GPI SAS uses the euro as its functional currency. At September 30, 2013 and December 31, 2012, the US dollar to euro exchange rates were $1.3519 and $1.3218, respectively, which represents a 2.3% weaker dollar compared to the euro for the period. The average exchange rates for the nine months ended September 30, 2013 and 2012 were $1.3167 and $1.2824, respectively, which represents a 2.7% weaker dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At September 30, 2013 and December 31, 2012, the Mexican peso to US dollar exchange rates were 13.14 and 13.01, respectively, which represents a 0.1% stronger dollar compared to the peso. The average exchange rates for the nine months ended September 30, 2013 and 2012 were 12.68 pesos and 13.24 pesos to the US dollar, respectively, which represents a 4.4% weaker dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At September 30, 2013 and December 31, 2012, the Macanese pataca to US dollar exchange rates were 7.8292 and 7.9800, respectively, which represents a 1.9% weaker dollar compared to the pataca. The average exchange rates for the nine months ended September 30, 2013 and 2012 were 7.8381 patacas and 7.8387 patacas to the US dollar, respectively, which represents a marginally weaker dollar compared to the pataca.

Other Matters

In May 2013, we purchased certain assets of Blue Chip. The acquisition is part of our overall acquisition strategy to use our cash to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the asset acquisition on May 31, 2013 for a total consideration of $0.8 million.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of September 30, 2013, we have repurchased 282,922 shares and 215,590 shares remain authorized for repurchase.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013 and to cease any repurchases of our common stock under the repurchase program for a minimum of six months after the effective date of the termination of the 10b5-1 purchase plan. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, there is no assurance that we will repurchase any additional shares under the repurchase program. As of September 30, 2013, a total of 282,922 shares have been purchased under the repurchase program. For more information regarding the repurchase program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 11 contained in the “Condensed Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Revenues	$13,519	100.0%	$16,939	100.0%	$(3,420)	(20.2)%
Cost of revenues	9,095	67.3%	11,454	67.6%	(2,359)	(20.6)%
Gross profit	4,424	32.7%	5,485	32.4%	(1,061)	(19.3)%
Selling, administrative, and research and development	4,399	32.5%	3,958	23.4%	441	11.1%
Operating income	25	0.2%	1,527	9.0%	(1,502)	(98.4)%
Other income and (expense)	(8)	(0.1)%	185	1.1%	(193)	-
Income before income taxes	17	0.1%	1,712	10.1%	(1,695)	(99.0)%
Income tax provision (benefit)	(66)	(0.5)%	455	2.7%	(521)	-
Net income	$83	0.6%	$1,257	7.4%	$(1,174)	(93.4)%

	Nine Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Revenues	$42,433	100.0%	$45,394	100.0%	$(2,961)	(6.5)%
Cost of revenues	29,343	69.2%	29,745	65.5%	(402)	(1.4)%
Gross profit	13,090	30.8%	15,649	34.5%	(2,559)	(16.4)%
Selling, administrative, and research and development	12,917	30.4%	10,814	23.8%	2,103	19.4%
Operating income	173	0.4%	4,835	10.7%	(4,662)	(96.4)%
Other income	30	0.1%	313	0.7%	(283)	(90.4)%
Income before income taxes	203	0.5%	5,148	11.4%	(4,945)	(96.1)%
Income tax (benefit) provision	(359)	(0.8)%	809	1.8%	(1,168)	-
Net income	$562	1.3%	$4,339	9.6%	$(3,777)	(87.0)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Revenues:
The Americas	$8,173	60.4%	$7,952	46.9%	$221	2.8%
Asia Pacific	4,414	32.7%	8,282	48.9%	(3,868)	(46.7)%
Europe and Africa	932	6.9%	705	4.2%	227	32.2%
Total	$13,519	100.0%	$16,939	100.0%	$(3,420)	(20.2)%

	Nine Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Revenues:
The Americas	$23,922	56.4%	$24,068	53.0%	$(146)	(0.6)%
Asia Pacific	16,119	38.0%	17,613	38.8%	(1,494)	(8.5)%
Europe and Africa	2,392	5.6%	3,713	8.2%	(1,321)	(35.6)%
Total	$42,433	100.0%	$45,394	100.0%	$(2,961)	(6.5)%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2013		2012		Change

Casino currency without RFID (1)	$4,402	32.6%	$7,767	45.8%	$(3,365)	(43.3)%
Casino currency with RFID (1)	2,590	19.2%	3,416	20.2%	(826)	(24.2)%

Total casino currency	6,992	51.8%	11,183	66.0%	(4,191)	(37.5)%

Playing cards	1,803	13.3%	1,335	7.9%	468	35.1%
Table accessories and other products	1,129	8.3%	1,086	6.4%	43	4.0%
Table layouts	991	7.3%	1,037	6.1%	(46)	(4.4)%
Gaming furniture	871	6.4%	1,028	6.1%	(157)	(15.3)%
RFID solutions	674	5.0%	106	0.6%	568	535.8%
Dice	576	4.3%	596	3.5%	(20)	(3.4)%
Shipping	483	3.6%	568	3.4%	(85)	(15.0)%
Total	$13,519	100.0%	$16,939	100.0%	$(3,420)	(20.2)%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

	Nine Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Casino currency without RFID (1)	$13,798	32.5%	$20,890	46.1%	$(7,092)	(33.9)%
Casino currency with RFID (1)	10,939	25.8%	7,769	17.1%	3,170	40.8%
Total casino currency	24,737	58.3%	28,659	63.2%	(3,922)	(13.7)%

Playing cards	4,827	11.4%	4,113	9.0%	714	17.4%
Table accessories and other products	2,845	6.7%	2,854	6.3%	(9)	(0.3)%
Table layouts	3,200	7.5%	3,358	7.4%	(158)	(4.7)%
Gaming furniture	2,082	4.9%	2,531	5.6%	(449)	(17.7)%
RFID solutions	1,578	3.7%	671	1.5%	907	135.2%
Dice	1,812	4.3%	1,733	3.8%	79	4.6%
Shipping	1,352	3.2%	1,475	3.2%	(123)	(8.3)%
Total	$42,433	100.0%	$45,394	100.0%	$(2,961)	(6.5)%

(1)	Casino currency includes our American-style gaming chips and our European-style plaques and jetons, as well as our new currency products.

Comparison of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012

Revenues.  For the three months ended September 30, 2013, our revenues were $13.5 million, a decrease of $3.4 million, or 20.2%, compared to revenues of $16.9 million during the same period in 2012. The decrease in revenues was primarily due to lower casino currency sales in the Asia-Pacific region in 2013 compared to 2012.

For the nine months ended September 30, 2013, revenues were $42.4 million, a decrease of $3.0 million, or 6.5%, compared to revenues of $45.4 million for the same period of 2012. The decrease in revenues was primarily due to fewer casino openings in 2013 compared to 2012.

Cost of Revenues.  For the three months ended September 30, 2013, cost of revenues was $9.1 million, a decrease of $2.4 million, or 20.6%, compared to cost of revenues of $11.5 million for the same period in 2012. As a percentage of revenues, our cost of revenues decreased to 67.3% in 2013 compared to 67.6% in 2012.

For the nine months ended September 30, 2013, cost of revenues was $29.3 million, a decrease of $0.4 million, or 1.4%, compared to cost of revenues of $29.7 million for the same period of 2012. As a percentage of revenues, our cost of revenues increased to 69.2% in 2013, compared to 65.5% for the same period of 2012.

Gross Profit. For the three months ended September 30, 2013, gross profit was $4.4 million, a decrease of $1.1 million, or 19.3%, compared to gross profit of $5.5 million for the same period in 2012. As a percentage of revenues, our gross profit is relatively unchanged from quarter to quarter.

For the nine months ended September 30, 2013, gross profit was $13.1 million, a decrease of $2.5 million, or 16.4%, compared to gross profit of $15.6 million for the same period of 2012. As a percentage of revenues, our gross profit decreased to 30.8% from 34.5%. The gross profit percentage decrease was primarily related to:

•	a shift in our mix of revenues from our higher-margin currency products toward lower-margin products such as cards; and
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

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2013		2012		Change

Marketing and sales	$1,683	12.4%	$1,413	8.3%	$270	19.1%
General and administrative	2,249	16.7%	2,140	12.6%	109	5.1%
Research and development	467	3.5%	405	2.4%	62	15.3%
Total selling, administrative, and research and development	$4,399	32.6%	$3,958	23.3%	$441	11.1%

For the three months ended September 30, 2013, selling, administrative, and research and development expenses were $4.4 million, an increase of $0.4 million, or 11.1%, compared to selling, administrative, and research and development expenses of $4.0 million during the same period in 2012. Selling, administrative, and research and development expenses increased as a percent of revenue to 32.6% in the first three months of 2013 from 23.3% in the same period in 2012.

Marketing and sales expenses increased by $0.3 million during the third quarter of 2013, compared to the same period in 2012. This is primarily due to an increase of $0.2 million in trade-show costs and $0.1 million in compensation. The increase in trade-show costs is mainly related to the scheduling of the G2E Las Vegas trade-show which was held in September of 2013 as opposed to October of 2012.

General and administrative expenses increased by $0.1 million during the third quarter of 2013, compared to the same period in 2012.

Research and development expenses increased by $0.1 million during the third quarter of 2013, compared to the same period in 2012. This is primarily due to increased headcount for RFID software development and increased subcontract development for new casino currency security features and RFID hardware.

	Nine Months Ended
	September 30,				Period-to-Period
	2013		2012		Change

Marketing and sales	$4,692	11.1%	$4,239	9.3%	$453	10.7%
General and administrative	6,730	15.9%	5,338	11.9%	1,392	26.1%
Research and development	1,495	3.5%	1,237	2.7%	258	20.9%
Total selling, administrative, and research and development	$12,917	30.5%	$10,814	23.9%	$2,103	19.4%

For the nine months ended September 30, 2013, selling, administrative, and research and development expenses were $12.9 million, an increase of $2.1 million, or 19.4%, compared to selling, administrative, and research and development expenses of $10.8 million during the same period of 2012. Selling, administrative, and research and development expenses increased as a percent of revenue to 30.5% in the nine months ended September 30, 2013, from 23.9% during the same period in 2012.

Marketing and sales expenses increased by $0.5 million during the nine months ended September 30, 2013, compared to the same period in 2012. This is primarily due to an increase of $0.2 million in trade-show expense in the United States and $0.2 million in sales development expenses related to our marketing and sales in Asia.

General and administrative expenses increased by $1.4 million during the nine months ended September 30, 2013, compared to the same period in 2012. This is primarily due to an increase of $1.0 million in legal fees, including increased expenses related to patent filings in 2013 and the effect of a 2012 credit related to the settlement of employment termination litigation in France, as well as increases of $0.1 million in public company expenses, $0.1 in insurance expenses and $0.1 million in gaming license expenses.

Research and development expenses increased by $0.3 million during the nine months ended September 30, 2013, compared to the same period in 2012. This is primarily due to increased headcount for RFID software development and increased subcontract development for new casino currency security features and RFID hardware.

Other Income and (Expense).  The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Interest income	$52	0.4%	$100	0.6%	$(48)	(48.0)%
Other income (expense), net	5	0.0%	5	0.0%	-	-
Interest expense	(4)	0.0%	(3)	0.0%	(1)	33.3%
(Loss) Gain on foreign currency transactions	(61)	(0.5)%	83	0.5%	(144)	-
Total other income and (expense)	$(8)	(0.1)%	$185	1.1%	$(193)	-

	Nine Months Ended
	September 30,				Period-to-Period
	2013		2012		Change
Interest income	$167	0.4%	$314	0.7%	$(147)	(46.8)%
Other income (expense), net	23	0.1%	3	0.0%	20	666.7%
Interest expense	(8)	0.0%	(4)	0.0%	(4)	100.0%
(Loss) on foreign currency transactions	(152)	(0.4)%	-	0.0%	(152)	-
Total other income and (expense)	$30	0.1%	$313	0.7%	$(283)	(90.4)%

Income Taxes. Our effective income tax rate for the three months ended September 30, 2013 and 2012 was (388.2%) and 26.6%, respectively. Our effective tax rate for the three months ended September 30, 2013 was favorably affected by an increase in our estimate for the release of the valuation allowance related to our foreign tax credit, compared to the prior quarter.

Our effective income tax rate for the nine months ended September 30, 2013 and 2012 was (176.8%) and 15.7%, respectively. Our effective tax rate for the nine months ended September 30, 2013 was favorably affected by the release of the valuation allowance related to our foreign tax credit, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the tax benefit from a research credit from our French subsidiary, GPI SAS.

During 2013, we expect to release $0.5 million of the valuation allowance related to foreign tax credits. Without the release of this valuation allowance, our effective income tax rate for the three and nine months ended September 30, 2013 would have been 28.0% and 22.3%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at September 30, 2013 or December 31, 2012.

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

                At September 30, 2013, we had $12.9 million in cash and cash equivalents and $6.4 million in marketable securities, totaling $19.3 million. Of this amount, $10.1 million is held by GPI USA, $7.0 million is held by GPI SAS, and $2.2 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2013	2012	Change
Cash and cash equivalents	$12,877	$14,038	$(1,161)	(8.3)%
Marketable securities	6,430	13,546	(7,116)	(52.5)%
Working capital	31,145	31,348	(203)	(0.6)%
Current ratio	5.2	3.2

 At September 30, 2013, working capital totaled $31.1 million, a decrease of $0.2 million, or 0.6%, compared to working capital of $31.3 million at December 31, 2012. This decrease is due to a decrease in current assets of $7.3 million, offset by a decrease in current liabilities of $7.1 million. The decrease in current assets was due primarily to a decrease in marketable securities of $7.1 million. The decrease in current liabilities was due primarily to decreases in deferred taxes of $2.9 million, accrued liabilities of $2.2 million, and customer deposits and deferred revenue of $1.4 million.

               Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):
	Nine Months Ended
	September 30,		Period-to-Period
	2013	2012	Change
Operating activities	$(4,922)	$1,772	$(6,694)	-
Investing activities	4,927	2,234	2,693	120.5%
Financing activities	(1,013)	(622)	(391)	62.9%
Effect of exchange rates	(153)	(136)	(17)	12.5%
Net change	$(1,161)	$3,248	$(4,409)	(135.7)%

Net cash flows used in operating activities were $4.9 million during the nine months ended September 30, 2013, a decrease of $6.7 million, compared to net cash flows provided by operating activities of $1.8 million during the same period in 2012. The increase in cash flows used in operating activities was primarily caused by a decrease in net income of $3.8 million, along with the timing of non-cash items and working capital changes.

Net cash flows provided by investing activities were $4.9 million during the nine months ended September 30, 2013, an increase of $2.7 million, compared to net cash flows provided by investing activities of $2.2 million during the same period in 2012. This increase in cash flows provided by investing activities was primarily due to an increase in net sales of marketable securities of $4.1 million to fund our cash requirements, offset by an increase in capital expenditures of $0.6 million and the acquisition of certain assets from Blue Chip of $0.8 million during the nine months ended September 30, 2013, compared to the same period in 2012.

Net cash flows used in financing activities were $1.0 million during the nine months ended September 30, 2013, an increase of $0.4 million, compared to net cash flows used in financing activities of $0.6 million during the same period in 2012. This increase in cash flows used in financing activities was primarily due to the repurchase of common stock of $1.0 million during the nine months ended September 30, 2013, compared to repurchases of common stock of $0.6 million during the same period in 2012.

Capital Expenditures. We plan to purchase approximately $0.9 million in property, plant, and equipment during the remainder of 2013. In the first nine months of 2013, we purchased $1.5 million of property, plant, and equipment; of that amount, $1.4 million was used to purchase machinery and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time. We paid a $1.48 million dividend, or $0.1825 per share, in December 2012.

Backlog. At September 30, 2013, our backlog of signed orders for 2013 was $6.6 million, consisting of $3.1 million for GPI USA, $2.3 million for GPI Asia, and $1.2 million for GPI SAS. At September 30, 2012, our backlog of signed orders for 2012 was $8.1 million, consisting of $4.6 million for GPI USA, $3.1 million for GPI Asia, and $0.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in our contractual obligations and commercial commitments during the three and nine months ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2013, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None, except as set forth in Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company by month during the third quarter of 2013 under our stock repurchase program:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to 31	15,869	$8.04	15,869	215,590
August 1 to 31	-	$0.00	-	215,590
September 1 to 30	-	$0.00	-	215,590
Total	15,869	$8.04	15,869

(1)
On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of September 30, 2013, we have repurchased 282,922 shares and 215,590 shares remain authorized for repurchase. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchase have been and will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions and/or pursuant to Rule 10b5-1 for trading plans.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013 and to cease any repurchases of our common stock under the repurchase program for a minimum of six months after that date. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, there is no assurance that we will repurchase any additional shares under the repurchase program. The shares repurchased during the quarter ended September 30, 2013 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

               Not applicable.

ITEM 5. OTHER INFORMATION

None

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 8, 2013	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ Michael D. Mann
Michael D. Mann
Chief Financial Officer and Treasurer

