Form 10-K
period 2013-12-31
Gaming Partners International CORP
filed 2014-03-31
CIK 918580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2013, based on the closing price as reported on the NASDAQ Global Market of $7.90 per share: $28,617,395.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 2014 was 7,916,094 shares of common stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement relating to the 2014 annual stockholders’ meeting are incorporated herein by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2013.

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

Company Overview

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, manufactured in France or in Mexico, as well as RFID product solutions.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling stockholder. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, table layouts, playing cards, gaming furniture, table accessories, dice, roulette wheels, and radio frequency identification device (RFID) readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products each have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

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

Product Segments

We operate in one operating segment — casino table game products in multi-geographic areas. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12.)

Products

The following summarizes sales of our products by product line (in thousands) for the years ended December 31:

	2013		2012
Casino currency without RFID	$20,327	36.2%	$29,860	47.5%
Casino currency with RFID	12,237	21.8%	11,805	18.8%
Total casino currency	32,564	58.0%	41,665	66.3%
Playing cards	6,526	11.6%	5,551	8.8%
Table layouts	4,314	7.7%	4,425	7.0%
Table accessories and other products	3,494	6.2%	3,323	5.3%
RFID solutions	2,566	4.6%	839	1.3%
Dice	2,489	4.4%	2,287	3.6%
Gaming furniture	2,410	4.3%	2,882	4.6%
Shipping	1,810	3.2%	1,924	3.1%
Total	$56,173	100.0%	$62,896	100.0%

Casino Currency

Casinos use chips, jetons and plaques as the primary currency for traditional table games. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino currency, like real currency, is subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, UV inks, four-color process UV markings, gold lace materials, laser pigments, alpha dots, customized rims, number serializations, holograms, and micro-text. Our most sophisticated anti-counterfeiting feature is an RFID device, which is a microchip that can be embedded in our casino currency making them counterfeit resistant and trackable when combined with our Chip Inventory System (CIS) software.

Another feature that is important in the manufacture of secure casino currency is the use of more complex multi-shot molds to enhance the design complexity, which allows customers to add multiple security features in our B&G and Bud Jones injection-molded chips. Since 2011, we have manufactured high-quality plastic injection molds.

Typically, a casino will order all of its casino currency, including replacement currency, from a single supplier. Accordingly, we strive to become the original casino currency supplier to a casino upon its opening, thereby enhancing our opportunity to receive additional sales when the casino places replacement orders. A new casino order will typically include at least five to seven distinct currency denominations, colors, and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price depends on customization, quantities, design, and security features. Casino currency can be divided into two basic styles: American-style, known as chips, and European-style, known as jetons and plaques. We hold the leading worldwide market share in casino currency.

American-style Casino Currency

American-style casino currency, commonly known as chips, are used worldwide. There are currently three main manufacturing technologies used to produce this type of currency: injection molding, thermo-compression molding, and sublimation. We produce casino currency using all three of these methods. We sell American-style casino currency under the Paulson®, Bud Jones®, and BG® brand names.

•	Injection-molded Currency. Plastic injection-molded casino currencies are made with several injection-molded colors, typically with a central metal piece for the weight and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the currencies counterfeit resistant, including UV pigments, laser pigments, holograms, and RFID technology. The Bud Jones brand offers a wide range of such chips with vivid colors and smooth or textured surfaces. Under the BG brand we developed a full line of injection-molded chips with different designs and materials from the Bud Jones brand, and offer full customization through our BG Premium currency line which allows customers to incorporate their iconic elements or brand into a completely unique currency design specific to their casino.
•	Thermo-compression Molded Currency. Thermo-compression molded casino currencies are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the product during the compression steps. Customized designs, security, and identifying features are incorporated into the currencies. These casino currencies have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded currencies are manufactured under the Paulson brand. Various security features are used to make the currency more counterfeit resistant, including UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.
•	Sublimation Currency. Sublimation currencies, manufactured under the BG brand, are made of a disc of white plastic material. The design of these currencies is transferred to the material using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the currency. We refer to this casino currency style as “Full Face.” Security features for sublimation currencies include UV pigments and laser pigments.

European-style Casino Currency

Jetons and plaques are European-style casino currency. Jetons are circular with multiple diameters. Plaques are rectangular, square, oval, or custom-shaped. Jetons and plaques are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, and RFID technology. GPI SAS created its original product line in 1925 and has held the leading position in this market since that time. In 2013, we introduced a new product called the J3, a new European-style currency type that combines plaque and jeton materials and aesthetic features with the easier handling properties of American-style casino currency.

RFID Casino Currency

Since 1996, we have been at the forefront of developing applications of RFID technology for use in casino currency. RFID in gaming started with low-frequency (125 KHz) RFID being used for anti-counterfeiting security and tracking. In addition to low frequency RFID, we developed and introduced, in 2006, a high-frequency (13.56 MHz) line of RFID products which offer a higher level of security.

We offer a full line of RFID casino currency and readers available in both low and high frequency. Our products, including readers for cage, table, and vault applications, are integrated to provide casino currency authentication and tracking across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino currency, either one at a time or in large quantities, whether in stacks, boxes, trays, cabinets, or on the tables.

We have exclusive rights to two patents (licensed from IGT) related to RFID for use in casino currencies, as well as any gaming table tracking system and method. This allows us to market, sell, manufacture and distribute RFID casino currency, readers and systems in the US. The patents expire in 2015.

RFID Solutions

RFID solutions for casino currency consist of low- and multiple 13.56 MHz high-frequency RFID technologies for casino currency readers and antennas, as well as our CIS software, hardware, and maintenance services, and are sold as a system to authenticate RFID casino currency. Many jurisdictions require approval of updated versions of our CIS software from regulatory agencies before use by casinos.

In August 2010, we entered into an RFID License and Transfer Agreement with IGT that expanded our access to additional RFID intellectual property, software and hardware distribution. This agreement gave us exclusive rights to distribute an unrelated third party’s RFID equipment worldwide. Additionally, the RFID License and Transfer Agreement gave us expanded rights to additional RFID intellectual property and transferred ownership of the CIS Assets (e.g. source code, third party system protocols, and security).

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 and Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 for additional information.

Playing Cards

We manufacture and sell two lines of paper casino playing cards under the Paulson brand in single, multi-deck, and pre-shuffled packages. In 2013, we also introduced a plastic playing card option under the Paulson brand. Based on casino controls and practices, cards, which are consumable products, are generally replaced at least every 24 hours, excluding plastic cards which are generally used for longer periods. A casino typically enters into a one- or two-year purchase commitment with a supplier to supply its cards at regular intervals, generally monthly. Our cards are compatible with all card shufflers.

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

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design, and we offer a variety of base, finish, and accessory options. Our tables support our proprietary accessories and RFID systems and are able to incorporate third-party casino equipment products, including card shufflers, card readers, monitors, bill validators, and IT products. Gaming furniture is typically sold in combination with table layouts and table accessories.

Table Accessories and Other Products

We offer our customers a full line of casino table game accessories, including roulette reader boards, foot rails, chip trays, and drop boxes. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. Consumable table accessories include shoes, cut cards, dice sticks, lammers, markers, buttons, and our Air Rail System ventilation device that creates an air flow at the gaming table to push odors away from the dealer. We have aligned ourselves with key casino accessory vendors to provide many of these products. We are a licensed manufacturer of roulette wheels and sell them worldwide.

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations, and we offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features such as laser pigment. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

Backlog

At December 31, 2013, our backlog of signed orders for 2014 was $4.5 million, consisting of $2.5 million for GPI USA, $1.6 million for GPI ASIA, and $0.4 million for GPI SAS. At December 31, 2012, our backlog of signed orders for 2013 was $8.4 million, consisting of $2.1 million for GPI USA, $6.0 million for GPI Asia, and $0.3 million for GPI SAS.

Sales, Advertising, and Promotion

We maintain global sales representation in all gaming jurisdictions with legalized table game operations and use our sales network to sell our products to casinos worldwide. In the Americas, we generally sell and service our full suite of products through our US-based sales force, which sells throughout the United States and Canada. In Europe and Africa, we generally sell and service our products through our Beaune, France-based sales force. In the Asia-Pacific region, we distribute products through our Macau S.A.R., China-based sales force.

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

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau S.A.R., China, the International Casino Exhibition (ICE) show in London, and the Australasian Gaming Expo (AGE) in Sydney. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

We also market casino-specific themed products in certain gaming jurisdictions, including casino currency, layouts, cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

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

Casino Currency  Our major competitors for casino currency are Gemaco Playing Card Company and ICON Poker, Inc., both based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Hong-Kong; and Matsui Gaming Machine Co., Ltd., based in Japan. We believe our key competitive factors for casino currency sales are reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

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

Research and Development

In response to our customers’ changing and more complex product needs, we continue to invest in developing new and improved products. This research and development includes our activities related to researching and developing new casino currency, RFID solutions, and a broad range of casino currency security features and materials, as well as new tables and cards. During 2012, we developed J3, a new casino currency that combines features of our different currency products. In late 2012, we received our first order for this new casino currency, which was delivered in the first quarter of 2013.

Our research staff performs these research activities at our facilities in France, Mexico, and the United States, while also working closely with our customers to develop market-driven product features and applications. We also subcontract certain research related to technologies that we are seeking to apply to our products.

Intellectual Property

We own a portfolio of trademarks, patents, copyrights, and trade secrets. We own United States, foreign, or common-law trade registrations (®) for the following marks:

BC (Blue Chip)	Paulson
BG	Paul-Son FX
Bourgogne et Grasset	Paul-son Gaming
Bud Jones	Paulson Pro Series
Flame (Design)	PSV Series
Gaming Partners International	Star (Design)
GPI	T-K
Casino de Isthmus City	Top-Hat
GPI logo	Grand Pip

Many of our trademarks have international protections.

We own numerous United States and international patents. We also retain an exclusive license to manufacture and sell casino currencies with embedded RFID microchips and RFID readers for currency tracking and accounting in the United States until 2015. We believe that our trademarks, logos, and patent rights are valuable to our operations and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to vigorously defend against any infringement or dilution of our trademarks, logos, or patent rights.

Environmental Matters

Our operations are designed to be in compliance with international, federal, state, and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2013, we employed approximately 730 people, consisting of 524 employees in Mexico, 129 in France, 68 in the United States, and 9 in Macau. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Additionally, in August 2012 the SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The conflict mineral rules require issuers that manufacture products that contain certain minerals and metals, known as conflict minerals, to perform due diligence and to report annually to the SEC whether such minerals originated in the Democratic Republic of Congo or an adjoining country. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. The first report is due May 31, 2014 for the 2013 calendar year.

Financial Information about Geographic Areas

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 for certain financial information by geographic area.

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business, any of which could have an adverse effect on our financial condition and results of operations. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a significant shift in player preferences away from live table games to electronic, mobile, or online gaming, including the further legalization, expansion and, popularity of electronic, mobile, and online gaming;
•	slow growth rate of new and existing land-based casinos and markets;
•	delays of scheduled openings of newly constructed or planned land-based casinos;
•	a decline in the rate of replacement of existing products;
•	a decline in the public acceptance of gaming;
•	a decline in the popularity of the types of games with which our products are used;
•	a decline in the perceived usefulness and necessity of counterfeit security features in our products;
•	an increase in the popularity of competitors’ products;
•	a shift in customer preference between American-style casino chips and European-style plaques and jetons; and
•	an increase in the number of competitors in the casino currency market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID casino currencies or related products, or a failure of such products containing new innovative technology to perform as contemplated, which could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims, and litigation;
•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;
•	the inability of us or another company to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino currencies less attractive;
•	any delay by us in introducing new products on schedule;
•	failure of the casino industry to accept RFID technology with respect to casino currencies and readers, and/or the 125 KHz or the 13.56 MHz RFID technologies in particular;
•	the development of competing new technologies, making ours obsolete or undesirable; and
•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;
•	competitors’ infringement upon our existing trademarks, patents, trade secrets, and copyrights;
•	expiration of patents and licenses;
•	inability to obtain, maintain, and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;
•	costs in defending our intellectual property rights, including indirect costs related to the diversion of management’s time and attention away from the operation of our business;

•	successful challenge of the patents underlying our exclusive license in the United States regarding our RFID embedded casino currencies; and
•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions, including those that affect the health of the gaming industry;
•	declines in discretionary spending on entertainment activities, including gaming, for reasons beyond our control such as continued negative economic conditions, travel or tourism declines, natural disasters, acts of war or terrorism, transportation disruptions and other travel limitations, or health epidemics;
•	consolidations within the gaming industry;
•	higher than anticipated manufacturing, selling, administrative, legal, and/or distribution costs;
•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;
•	changes in interest rates causing a reduction of investment income or in the value of market-rate-sensitive instruments;
•	a tightening of the availability of capital so that loans to us or to our customers would only be available at cost-prohibitive terms and conditions; and
•	unfavorable changes in federal, state, or foreign taxation laws or application of such laws that could reduce our profitability.

We operate in a number of tribal jurisdictions with sovereign immunity, which presents risks we generally do not encounter in US jurisdictions. We also operate in many countries outside of the United States which subjects us to certain inherent risks, including:

•	social, political, or economic instability in international markets, particularly those where we have higher sales concentrations and growth;
•	tariffs, other trade barriers, and import or export licensing requirements;
•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;
•	expropriation, nationalization, and restrictions on repatriation of funds or assets;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements, including those related to post-employment benefits;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations, including labor regulations, staffing, and management of widespread operations;
•	changes in consumer tastes and trends;
•	acts of war or terrorism; and
•	US government requirements for export.

We operate in a highly regulated industry and our ability to sell our products in existing jurisdictions or expand into new jurisdictions could be adversely affected by:

•	changes in existing gaming laws and regulations or new interpretations of existing laws and regulations that hinder or prevent us from continuing to operate in the jurisdictions where we currently do business or where we intend to do business;
•	unfavorable public referendums or anti-gaming legislation affecting or directed at gaming manufacturers or gaming operators;
•	findings of non-compliance with applicable laws or regulations which could lead to a limitation, conditioning, suspension, or revocation of any of our gaming licenses;
•	delays in obtaining or maintaining licenses or approvals from regulatory agencies;
•	limited technological expertise by regulatory agencies causing restrictions or burdensome conditions on approvals;
•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our company, business, principal stockholders, officers, directors, or key employees; and
•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial condition due to asserting or defending claims;
•	the discovery of facts with respect to legal actions pending against us, but not presently known to us;
•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and
•	a diversion of management’s attention from our business.

We have a stockholder with effective control of the Company, which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;
•	it can delay or prevent a change in control of the Company, even when such change in control is in the best interests of other stockholders; and
•	its ownership might adversely affect the market price of our common stock.

Pursuing or implementing acquisitions could have a material adverse effect on our business, financial condition, and results of operations, including:

•	significant expenses related to due diligence efforts in connection with potential acquisitions and diversion of management’s attention away from our existing business;
•	the issuance of potentially dilutive equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities, or an increase in amortization expenses; and
•	the failure to successfully consummate an acquisition on favorable terms or at all.

Any acquisition we implement may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

•	the inability to integrate operations, financial reporting, internal controls, technologies, products, and personnel, including issues raised by national, geographic, and cultural differences;
•	potential impairments in acquired assets;
•	a less-than-successful entry into markets or acquisition of products or technologies in which we have limited or no prior experience;

•	expenses associated with any unknown or potential legal liabilities;
•	changes in or uncertainties of application of laws or regulations;
•	failures to identify or uncover material risks in due diligence;
•	management of worldwide operations; and
•	the inability to exploit acquired intellectual property or the development, sale, or lease of acquired products, or unanticipated increases in manufacturing expenses.

Our business operations are subject to other risks, including:

•	the loss of key employees, sales personnel, and technical staff or an inability to hire a sufficient number of such persons;
•	limited or unique suppliers for certain key raw materials for significant products;
•	possibility of failure of components purchased from suppliers;
•	the presence of lead in older versions of Paulson brand casino chips, which could lead to unanticipated costs;
•	increased costs due to reliance on third-party suppliers and contract manufacturers or a disruption in our manufacturing processes;
•	increased costs due to compliance with the conflict mineral rules adopted under the Dodd-Frank Act, including costs related to determining the source of any of the relevant minerals and metals used in our products and any potential reputational harm if we are unable to sufficiently verify the origins for the minerals and metals;
•	adverse changes in the creditworthiness of parties with whom we have receivables;
•	casualty, theft, or loss of our casino currencies prior to delivery to casinos or the counterfeiting of our casino currencies;
•	the possibility of failure of our security systems to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and/or our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities; and
•	any failures or difficulties in maintaining our computer information systems, including as a result of cyber-attacks, breaches of our computer systems, and other security vulnerabilities, could result in disruption of operations, loss of information, litigation, and unanticipated increases in costs.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is in a Company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico and Beaune, France. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R., China.

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and our product design services department.

San Luis Rio Colorado, Mexico.  We manufacture casino currencies, playing cards, dice, plastic products, layouts, and tables at four facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 66,000 square-foot facility, which we own. The leased facilities are leased through December 2018 at the monthly rent amount of $0.35 per square foot, or approximately $31,500.

San Luis, Arizona.  We lease an 8,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through June 2015.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino currencies and a 15,000 square-foot administrative and sales building. Additionally, we lease a 5,000 square-foot building through March 2017, which houses our mold-making operations.

Macau S.A.R., China.  We lease a 4,000 square-foot sales office in Macau S.A.R., China through September 2015.

Facility Capacity.  With approximately 282,000 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2013, we believe we have sufficient production capacity to meet anticipated future demand for all of our products in the United States and abroad.

Item 3.  Legal Proceedings

See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 and Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported by NASDAQ during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 12, 2014, the closing price was $9.69 per share.

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$8.72	$6.86	$7.26	$5.99
Second Quarter	9.05	7.90	7.00	5.95
Third Quarter	8.62	7.77	6.47	5.90
Fourth Quarter	8.95	7.64	7.40	6.05

Holders

There were 82 holders of record of our common stock as of March 12, 2014.

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. We did not pay a dividend in 2013. In December 2012, we paid a $1.5 million dividend, or $0.1825 per share.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013 and to cease any repurchase of our common stock under the repurchase program for a minimum of six months after that date. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, no common shares were repurchased during the fourth quarter of 2013, and there is no assurance that we will repurchase any additional shares under the repurchase program.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$56,173	$62,896	$61,084	$59,875	$49,527
Cost of revenues	38,584	40,384	40,728	37,038	33,253
Gross profit	17,589	22,512	20,356	22,837	16,274
Selling, administrative, and research and development	16,970	15,352	15,888	16,398	13,487
Impairment of goodwill	—	—	—	—	1,572
Operating income	619	7,160	4,468	6,439	1,215
Other income and (expense)	4	290	463	352	289
Income before income taxes	623	7,450	4,931	6,791	1,504
Income tax (benefit) provision	(543)	1,375	1,262	2,372	457
Net income	$1,166	$6,075	$3,669	$4,419	$1,047
Earnings per share:
Basic	$0.15	$0.75	$0.45	$0.54	$0.13
Diluted	$0.15	$0.75	$0.45	$0.53	$0.13
Weighted-average shares of common stock outstanding:
Basic	7,942	8,122	8,199	8,199	8,107
Diluted	8,029	8,149	8,225	8,207	8,189
BALANCE SHEET DATA:
Cash and cash equivalents	$14,492	$14,038	$9,282	$11,400	$3,238
Marketable securities	5,724	13,546	14,867	18,350	15,600
Working capital	32,069	31,348	28,492	26,757	22,694
Property and equipment, net	10,996	11,190	11,836	11,926	13,454
Total assets	55,449	63,282	56,042	61,807	53,278
Current liabilities	6,106	14,487	12,854	20,308	12,806
Long-term debt	—	—	15	32	314
Total stockholders' equity(1)	47,473	46,621	42,484	40,935	39,490

(1)	No cash dividends were paid in 2013. Cash dividends of $1,478,000, $1,496,000, $1,496,000, and $1,013,000 were paid in 2012, 2011, 2010, and 2009, respectively.

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

Overview of Our Business

We custom manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, and Bud Jones®, including low- and high-frequency radio frequency identification device (RFID) casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France;

Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currency, which includes RFID and non-RFID versions of both American-style chips and European-style plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, manufactured in France or in Mexico, as well as RFID product solutions.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, typically representing approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. Our backlog, which reflects signed orders, was as follows at December 31, 2013 and December 31, 2012 (in millions):

	GPI SAS	GPI USA	GPI ASIA	Total
December 31, 2013	$0.4 million	$2.5 million	$1.6 million	$4.5 million
December 31, 2012	$0.3 million	$2.1 million	$6.0 million	$8.4 million

Outlook

For the year ended December 31, 2013, our currency sales were down 21.8% compared to the same period in 2012. This decrease is due primarily to fewer casino openings/expansions in the Asia-Pacific region and the United States. Although there are significant casino developments in progress in the Asia-Pacific region, we do not anticipate that there will be any significant casino openings in 2014. We anticipate most casino openings will take place in 2015 and beyond. Accordingly, we do not anticipate that our 2014 revenues will be significantly different from 2013. On March 13, 2014, we entered into a Letter of Intent to acquire the assets of GemGroup Inc. and its subsidiaries. Pursuant to the Letter of Intent, we paid an earnest money deposit of $1.0 million, which may be forfeited under certain conditions if the transaction does not close. The acquisition is subject to customary closing conditions and the negotiation of a mutually agreeable definitive asset purchase agreement. As such, we cannot provide any certainty that the transaction will be consummated. For additional information, see Part II Item 8. Financial Statement and Supplementary Data — Notes to Consolidated Financial Statements — Note 20.

We will continue to evaluate other potential strategic acquisitions and partnerships to grow our business however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful. Additionally, we will pursue growth internally by continuing our focus on market-driven research and development of new products and product enhancements.

Financial and Operational Highlights

For the fourth quarter of 2013, our revenues were $13.7 million, a decrease of $3.8 million, or 21.5%, compared to revenues of $17.5 million in 2012. For the fourth quarter of 2013, our net income was $0.6 million, a decrease of $1.1 million, or 65.2%, compared to net income of $1.7 million in 2012.

For the year ended December 31, 2013, our revenues were $56.2 million, a decrease of $6.7 million, or 10.7%, compared to revenues of $62.9 million in 2012. Our net income for 2013 was $1.2 million, a decrease of $4.9 million, or 80.8%, compared to net income of $6.1 million for 2012.

GPI SAS uses the euro as its functional currency. At December 31, 2013 and 2012, the US dollar to euro exchange rates were $1.3767 and $1.3218, respectively, which represents a 4.1% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2013 and 2012 were $1.3275 and $1.2861, respectively, which represents a 3.2% weaker dollar compared to the euro.

Our Mexican manufacturing plant uses the US dollar as its functional currency. At December 31, 2013 and 2012, the Mexican peso to US dollar exchange rates were 13.0652 and 13.0101, respectively, which represents a 0.4% stronger dollar compared to the peso. The average exchange rates for the years ended December 31, 2013 and 2012 were 12.7696 pesos and 13.1683 pesos to the US dollar, respectively, which represents a 3.0% weaker dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region, uses the US dollar as its functional currency. At December 31, 2013 and 2012, the Macanese pataca to US dollar exchange rates were 7.8727 and 7.9800, respectively, which represents a 1.3% weaker dollar compared to the pataca. The average exchange rates for the years ended December 31, 2013 and 2012 were 7.8394 patacas and 7.8329 patacas to the US dollar, respectively, which represents a 0.1% stronger dollar compared to the Macanese pataca.

Other Matters

In May 2013, we purchased certain assets of The Blue Chip Company, LLC (Blue Chip), a privately-held manufacturer of compression-molded casino currency. This acquisition is part of our overall acquisition strategy to use our cash to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the asset acquisition on May 31, 2013 for a total consideration of $0.8 million.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013 and to cease any repurchases of our common stock under the repurchase program for a minimum of six months after the effective date of the termination of the 10b5-1 purchase plan. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, there is no assurance that we will repurchase any additional shares under the repurchase program. As of December 31, 2013, a total of 282,922 shares have been purchased under the repurchase program and 215,590 shares remain authorized for repurchase. For more information regarding the repurchase program, see Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14.

On December 18, 2012, we paid a $1.48 million dividend, or $0.1825 per share, to our common stockholders. No dividends were paid in 2013.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2013		2012		Year to Year Change
Revenues	$56,173	100.0%	$62,896	100.0%	$(6,723)	(10.7)%
Cost of revenues	38,584	68.7%	40,384	64.2%	(1,800)	(4.5)%
Gross profit	17,589	31.3%	22,512	35.8%	(4,923)	(21.9)%
Selling, administrative, and research and development	16,970	30.2%	15,352	24.4%	1,618	10.5%
Operating income	619	1.1%	7,160	11.4%	(6,541)	(91.4)%
Other income and (expense)	4	0.0%	290	0.5%	(286)	(98.6)%
Income before income taxes	623	1.1%	7,450	11.9%	(6,827)	(91.6)%
Income tax (benefit) provision	(543)	(1.0)%	1,375	2.2%	(1,918)	(139.5)%
Net income	$1,166	2.1%	$6,075	9.7%	$(4,909)	(80.8)%

The following table presents certain data by geographic location (in thousands) and as a percentage of revenues for the years ended December 31:

	2013		2012
Revenues
The Americas	$31,096	55.3%	$32,891	52.3%
Asia-Pacific	21,003	37.4%	25,532	40.6%
Europe and Africa	4,074	7.3%	4,473	7.1%
Total	$56,173	100.0%	$62,896	100.0%

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2013		2012		Year to Year Change
Casino currency without RFID	$20,327	36.2%	$29,860	47.5%	$(9,533)	(31.9)%
Casino currency with RFID	12,237	21.8%	11,805	18.8%	432	3.7%
Total casino currency	32,564	58.0%	41,665	66.3%	(9,101)	(21.8)%
Playing cards	6,526	11.6%	5,551	8.8%	975	17.6%
Table layouts	4,314	7.7%	4,425	7.0%	(111)	(2.5)%
Table accessories and other products	3,494	6.2%	3,323	5.3%	171	5.1%
RFID solutions	2,566	4.6%	839	1.3%	1,727	205.8%
Dice	2,489	4.4%	2,287	3.6%	202	8.8%
Gaming furniture	2,410	4.3%	2,882	4.6%	(472)	(16.4)%
Shipping	1,810	3.2%	1,924	3.1%	(114)	(5.9)%
Total	$56,173	100.0%	$62,896	100.0%	$(6,723)	(10.7)%

Comparison of Operations for the Years Ended December 31, 2013 and 2012

Revenues  For the year ended December 31, 2013, revenues were $56.2 million, a decrease of $6.7 million, or 10.7%, compared to revenues of $62.9 million in 2012. This decrease in revenues in 2013 was due primarily to fewer casino openings/ expansions in 2013 compared to 2012.

Cost of Revenues  For the year ended December 31, 2013, cost of revenues was $38.6 million, a decrease of $1.8 million, or 4.5%, compared to cost of revenues of $40.4 million for 2012. As a percentage of revenues, our cost of revenues increased to 68.7% in 2013 compared to 64.2% in 2012. The increased cost of revenues was driven by the same factors described under Gross Profit below.

Gross Profit  For the year ended December 31, 2013, gross profit was $17.6 million, a decrease of $4.9 million, or 21.9%, compared to gross profit of $22.5 million for 2012. As a percentage of revenues, our gross profit decreased to 31.3% from 35.8%. This gross profit percentage decrease was primarily related to:

•	a decrease in casino currency sales, which resulted in fixed manufacturing costs being allocated over lower production volumes in these products;
•	a shift in our mix of revenues from our higher-margin currency products toward lower-margin products such as cards; and
•	an exceptionally large imbalance in product demand in the first quarter of 2013, which significantly affected the utilization of our production facilities, resulting in one production facility incurring significant overtime and the other having low utilization rates.

Selling, Administrative, and Research and Development Expenses  The following table details the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2013		2012		Year to Year Change
Marketing and sales	$5,988	10.6%	$6,111	9.7%	$(123)	(2.0)%
General and administrative	9,023	16.1%	7,252	11.5%	1,771	24.4%
Research and development	1,959	3.5%	1,989	3.2%	(30)	(1.5)%
Total selling, administrative, and research and development	$16,970	30.2%	$15,352	24.4%	$1,618	10.5%

For the year ended December 31, 2013, selling, administrative, and research and development expenses were $17.0 million, an increase of $1.6 million, or 10.5%, compared to selling, administrative, and research and development expenses of $15.4 million in 2012. Selling, administrative, and research and development expenses increased as a percent of revenue to 30.2% in 2013 from 24.4% in 2012.

Marketing and sales expenses decreased from 2012 to 2013 by $0.1 million. This decrease is primarily due to a decrease in trade shows and other marketing expenses.

General and administrative expenses increased from 2012 to 2013 by $1.8 million. This is primarily due to an increase of $1.0 million in legal fees, including increased expenses related to patent filings in 2013 and the effect of a 2012 credit related to the settlement of employment litigation in France, as well as increases of $0.2 million in compensation expense, $0.1 million in public company expenses, $0.1 million in insurance expenses and $0.1 million in gaming license expenses.

Research and development expenses remained relatively unchanged from year to year.

Other Income and (Expense)  The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2013		2012		Year to Year Change
Interest income	$223	0.4%	$382	0.6%	(159)	(41.6)%
Interest expense	(9)	(0.0)%	(8)	(0.0)%	(1)	(12.5)%
(Loss) on foreign currency transactions	(224)	(0.4)%	(91)	(0.1)%	(133)	146.2%
Other income, net	14	0.0%	7	0.0%	7	100.0%
Total other income and (expense)	$4	0.0%	$290	0.5%	$(286)	(98.6)%

For the year ended December 31, 2013, other income and (expense) decreased by $0.3 million compared to the prior year. This was primarily due to a $0.2 million decrease in net interest income related to lower average balances and yields on marketable securities during 2013, and a $0.1 million increase in foreign currency loss associated with the US dollar weakening against the Euro.

Income Taxes  During the year ended December 31, 2013, our effective tax benefit rate was 87.1%, compared to an expense rate of 18.5% for the year ended December 31, 2012. Our effective tax rate for the year ended December 31, 2013 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS. Our effective tax rate for the year ended December 31, 2012 differed from the statutory rate as a result of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2013	2012
France (GPI SAS)	$(1,461)	$1,244
United States (GPIC and GPI USA)	(379)	3,053
Macau (GPI Asia)	1,911	2,343
Mexico (GPI Mexicana)	552	810
Total pre-tax income	$623	$7,450

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. In 2013 and 2012, these costs totaled $1.6 million and $1.3 million, respectively.

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

At December 31, 2013, we had $14.5 million in cash and cash equivalents and $5.7 million in marketable securities, totaling $20.2 million. Of this amount, $11.0 million is held by GPI USA, $6.1 million is held by GPI SAS, and $3.1 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital (See Consolidated Balance Sheets)  The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2013	2012	Year to Year Change
Cash and cash equivalents	$14,492	$14,038	$454	3.2%
Working capital	32,069	31,348	721	2.3%
Current ratio	6.3	3.2

At December 31, 2013, working capital totaled $32.1 million, an increase of $0.8 million, or 2.3%, compared to working capital of $31.3 million at December 31, 2012. This increase is due to a decrease in current assets of $7.7 million, offset by a decrease in current liabilities of $8.4 million. The decrease in current assets was due primarily to a decrease in marketable securities of $7.8 million. The decrease in current liabilities was due primarily to a decrease in deferred income tax liability of $2.9 million, a decrease in customer deposits and deferred revenue of $2.4 million, and a decrease in accrued liabilities of $2.3 million.

Cash Flows (See Consolidated Statements of Cash Flows)  The following summarizes our cash flow (in thousands) for the years ended December 31:

	2013	2012	Year to Year Change
Operating Activities	$(4,008)	$7,017	$(11,025)	(157.1)%
Investing Activities	5,554	216	5,338	2,471.3%
Financing Activities	(1,012)	(2,493)	1,481	(59.4)%
Effect of exchange rates	(80)	16	(96)	(600.0)%
Net change	$454	$4,756	$(4,302)	(90.5)%

Net cash flows used by operating activities were $4.0 million during 2013, a decrease of $11.0 million, compared to net cash flows provided by operating activities of $7.0 million for 2012. The decrease in cash flows from operations was primarily due to an increase in prepaid expenses of $1.7 million, and a reduction in current liabilities of $5.6 million. During 2012, the Company generated $8.6 million of cash flows from operations but reduced operating assets and liabilities by $1.6 million.

Net cash flows provided by investing activities were $5.5 million in 2013, an increase of $5.3 million, compared to net cash flows provided by investing activities of $0.2 million in 2012. This increase in net cash flows provided by investing activities was primarily due to an increase in net sales of marketable securities of $6.5 million in 2013, compared to 2012, offset by the $0.8 million acquisition of assets from Blue Chip in May 2013, and an increase in capital expenditures of $0.4 million in 2013, compared to 2012.

Net cash flows used in financing activities were $1.0 million in 2013, a decrease of $1.5 million, compared to net cash flows used in financing activities of $2.5 million in 2012. This decrease in net cash flows used in financing activities was primarily due to our not paying a dividend in 2013, a decrease from dividends paid during 2012 of $1.5 million.

Facilities

Las Vegas, Nevada.  In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and our product design services department.

San Luis Rio Colorado, Mexico.  We manufacture casino currencies, playing cards, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 66,000 square-foot facility, which we own. The leased facilities are leased through December 2018 at the monthly rent amount of $0.35 per square foot, or approximately $31,500.

San Luis, Arizona.  We lease an 8,000 square-foot warehouse facility in San Luis, Arizona, across the border from our Mexican manufacturing facility. This warehouse is leased through June 2015.

Beaune, France.  In Beaune, we own a 34,000 square-foot manufacturing facility in which we produce European- and American-style casino currencies and a 15,000 square-foot administrative and sales building. Additionally, we lease a 5,000 square-foot building through March 2017, which houses our mold-making operations.

Macau S.A.R., China.  We lease a 4,000 square-foot sales office in Macau S.A.R., China through September 2015.

Capital Expenditures.  We plan to purchase approximately $1.3 million in property, plant, and equipment in 2014, composed mainly of machinery and equipment. In 2013, we purchased $1.8 million of property, plant, and equipment.

Cash Dividend  Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. No dividend was paid in 2013 but we paid a $1.48 million dividend, or $0.1825 per share, in December 2012.

Backlog  At December 31, 2013, our backlog of signed orders for 2014 was $4.5 million, consisting of $2.5 million for GPI USA, $1.6 million for GPI Asia, and $0.4 million for GPI SAS. At December 31, 2012, our backlog of signed orders for 2013 was $8.4 million, consisting of $2.1 million for GPI USA, $6.0 million for GPI Asia, and $0.3 million for GPI SAS.

Selected Quarterly Financial Information

	Year Ended December 31, 2013
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$14,768	$14,146	$13,519	$13,740	$56,173
Cost of revenues	10,488	9,761	9,095	9,240	38,584
Gross profit	4,280	4,385	4,424	4,500	17,589
Selling, administrative, and research and development expenses	4,137	4,381	4,399	4,053	16,970
Operating income	143	4	25	447	619
Other income (expense), net	79	(40)	(8)	(27)	4
Income (loss) before income taxes	222	(36)	17	420	623
Income tax (benefit) provision	(311)	18	(66)	(184)	(543)
Net income (loss)	$533	$(54)	$83	$604	$1,166
Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.01	$0.08	$0.15
Diluted	$0.07	$(0.01)	$0.01	$0.08	$0.15

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$15,425	$13,030	$16,939	$17,502	$62,896
Cost of revenues	10,028	8,098	11,372	10,886	40,384
Gross profit	5,397	4,932	5,567	6,616	22,512
Selling, administrative, and research and development expenses	3,853	3,167	4,040	4,292	15,352
Operating income	1,544	1,765	1,527	2,324	7,160
Other income (expense), net	110	17	185	(22)	290
Income before income taxes	1,654	1,782	1,712	2,302	7,450
Income tax provision (benefit)	383	(28)	455	565	1,375
Net income	$1,271	$1,810	$1,257	$1,737	$6,075

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Net income per share:
Basic	$0.16	$0.22	$0.16	$0.22	$0.75
Diluted	$0.16	$0.22	$0.15	$0.22	$0.75

Obligations and Commercial Commitments

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2013, are anticipated to have on our liquidity and cash flow in future periods. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of December 31, 2013. Operating leases and contracts that are on a month-to-month basis are not included. (See Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10).

	Payments Due by Period (in thousands)
Contractual Obligations	Total	0 – 1 years	2 – 3 years	4 – 5 years	Beyond
Purchase and other commitment obligations(1)	$3,723	$3,623	$100	$—	$—
Operating leases	2,720	709	1,105	906	—
Total contractual cash obligations	$6,443	$4,332	$1,205	$906	$—

(1)	Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

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

Intangible Assets

Intangible assets with definite lives, such as our patents and trademarks, are amortized using the straight-line method over their estimated economic useful lives. Judgments are made in determining the estimated useful lives of intangible assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these intangible assets with definite lives for potential impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable, and we record an impairment charge when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Additionally, we look to the future reversal of existing taxable temporary differences, taxable income in prior carry-back years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to global tax laws, statutory tax rates, and future taxable income estimates.

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

The assets and liabilities of GPI SAS were translated into US dollars at the rate of exchange at December 31, 2013 and December 31, 2012. The income and expense accounts were translated using the average rate of exchange during the period. GPI SAS typically incurs gains or losses of specified foreign currency transactions. These gains and losses are reflected in our consolidated statements of income. At December 31, 2013 and 2012, the US dollar to euro exchange rates were $1.3767 and $1.3218, respectively, which represents a 4.1% weaker dollar compared to the euro. The average exchange rates for the years ended December 31, 2013 and 2012 were $1.3275 and $1.2861, respectively, which represents a 3.2% weaker dollar compared to the euro.

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
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California
March 31, 2014

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share amounts)

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,492	$14,038
Marketable securities	5,724	13,546
Accounts receivable, net	5,905	5,802
Inventories	7,407	7,337
Prepaid expenses	965	893
Deferred income tax asset	628	2,908
Other current assets	3,054	1,311
Total current assets	38,175	45,835
Property and equipment, net	10,996	11,190
Intangibles, net	985	540
Deferred income tax asset	3,643	3,857
Inventories, non-current	175	207
Other assets	1,475	1,653
Total assets	$55,449	$63,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,291	$2,842
Accrued liabilities	2,918	5,179
Customer deposits and deferred revenue	646	3,037
Deferred income tax liability	—	2,858
Income taxes payable	251	571
Total current liabilities	6,106	14,487
Deferred income tax liability	1,870	2,174
Total liabilities	7,976	16,661
Commitments and contingencies – see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	—	—
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2013, and 8,207,077 and 8,045,904 issued and outstanding, respectively, as of December 31, 2012	82	82
Additional paid-in capital	19,771	19,563
Treasury stock at cost: 290,983 and 161,173 shares	(2,262)	(1,250)
Retained earnings	28,205	27,039
Accumulated other comprehensive income	1,677	1,187
Total stockholders' equity	47,473	46,621
Total liabilities and stockholders' equity	$55,449	$63,282

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(in thousands, except earnings per share)

	2013	2012
Revenues	$56,173	$62,896
Cost of revenues	38,584	40,384
Gross profit	17,589	22,512
Marketing and sales	5,988	6,111
General and administrative	9,023	7,252
Research and development	1,959	1,989
Operating income	619	7,160
Other income, net	4	290
Income before income taxes	623	7,450
Income tax (benefit) provision	(543)	1,375
Net income	$1,166	$6,075
Earnings per share:
Basic	$0.15	$0.75
Diluted	$0.15	$0.75
Weighted-average shares of common stock outstanding:
Basic	7,942	8,122
Diluted	8,029	8,149

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,
(in thousands)

	2013	2012
Net income	$1,166	$6,075
Other comprehensive income:
Foreign currency translation adjustment	486	371
Unrealized gain on securities, net of tax	—	2
Amortization of pension transition asset, net of tax	4	(12)
Other comprehensive income, net of tax	490	361
Total comprehensive income	$1,656	$6,436

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2012	8,187,764	$82	$19,401	$(267)	$22,442	$826	$42,484
Net income	—	—	—	—	6,075	—	6,075
Repurchases of common stock	(141,860)	—	—	(983)	—	—	(983)
Unrealized gain on securities, net of tax	—	—	—	—	—	2	2
Stock compensation expense	—	—	188	—	—	—	188
Dividends paid ($0.1825 per share)	—	—	—	—	(1,478)	—	(1,478)
Forfeiture of stock options	—	—	(26)	—	—	—	(26)
Amortization of pension transition asset, net of tax	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	371	371
Balance, December 31, 2012	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	—	—	—	—	1,166	—	1,166
Repurchases of common stock	(129,810)	—	—	(1,012)	—	—	(1,012)
Stock compensation expense	—	—	208	—	—	—	208
Amortization of pension transition asset, net of tax	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	486	486
Balance, December 31, 2013	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2013	2012
Cash Flows from Operating Activities
Net income	$1,166	$6,075
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,290	2,160
Amortization of intangible assets	136	107
Amortization of bond premium	—	10
(Benefit) for bad debt	(39)	(214)
Deferred income taxes	(662)	181
Stock compensation expense	208	188
Loss on sale of property and equipment	14	54
(Gain) on sale of marketable securities	(16)	(10)
Change in operating assets and liabilities:
Accounts receivable	(44)	383
Inventories	124	402
Prepaid expenses and other current assets	(1,726)	387
Non-current other assets	181	(1,326)
Accounts payable	(595)	342
Customer deposits and deferred revenue	(2,394)	(1,536)
Accrued liabilities	(2,329)	(750)
Income taxes payable	(322)	564
Net cash (used in) provided by operating activities	(4,008)	7,017
Cash Flows from Investing Activities
Purchases of marketable securities	—	(23,728)
Proceeds from sale of marketable securities	8,101	25,325
Capital expenditures	(1,772)	(1,406)
Purchase of business assets	(775)	—
Proceeds from sale of property and equipment	—	25
Net cash provided by investing activities	5,554	216
Cash Flows from Financing Activities
Repayment of debt obligations	—	(32)
Repurchases of common stock	(1,012)	(983)
Dividends paid	—	(1,478)
Net cash (used in) financing activities	(1,012)	(2,493)
Effect of exchange rate changes on cash	(80)	16
Net increase in cash and cash equivalents	454	4,756
Cash and cash equivalents, beginning of period	14,038	9,282
Cash and cash equivalents, end of period	$14,492	$14,038
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes, net of refunds	$2,097	$1,965

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including maquiladora manufacturing operations in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells American- and European-style casino currency, manufactured in France or in Mexico, as well as RFID product solutions.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset initiated by the late Francois Carrette, whose firm, Holding Wilson, SA, remains GPIC’s controlling shareholder. The Company has established brand names such as Paulson®, Bourgogne et Grasset® (BG®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, table layouts, playing cards, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories — non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products have a useful life of several years or longer. Sales of non-consumables are based on casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of table layouts, cards, dice, and table accessories and, due to their use, represent recurring revenue for the Company. These products have a useful life that ranges from several hours for playing cards and dice to several months for layouts.

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

Research and Development.  Research and development costs are the costs related to developing new and improved products and manufacturing processes and are charged to expense when incurred and are included in our consolidated statements of income. These costs include staff compensation and related expenses, subcontract costs, materials, and supplies.

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

The Company reviews all of its tax positions and makes a determination as to whether its position is more likely than not to be sustained upon examination by tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability that the amount is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes on the consolidated statements of income.

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

Note 2. Acquisition

In May 2013, we purchased certain assets of The Blue Chip Company, LLC (Blue Chip), a privately-held manufacturer of compression-molded gaming currencies. The acquisition is part of our overall acquisition strategy to use our cash position to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the acquisition of Blue Chip on May 31, 2013 for total consideration of $0.8 million. We did not present pro forma results of operations, actual results of operations from the acquisition date through December 31, 2013, or other disclosure required for business combinations, because the acquisition was not material. The consolidated statement of income for the year ended December 31, 2013 includes the results of Blue Chip from the acquisition date.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	2013			2012
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States	$11,052	$—	$11,052	$8,120	$—	$8,120
France	344	5,724	6,068	1,084	13,546	14,630
Macau S.A.R., China	3,096	—	3,096	4,834	—	4,834
Total	$14,492	$5,724	$20,216	$14,038	$13,546	$27,584

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French and US banks, and bond mutual funds (in thousands):

	2013			2012
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$4,680	$—	$4,680	$7,137	$—	$7,137
Bond mutual funds	1,044	—	1,044	6,409	—	6,409
Total marketable securities	$5,724	$—	$5,724	$13,546	$—	$13,546

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2013, we had one casino customer that accounted for 10% of our accounts receivable balance. At December 31, 2012, we had two casino customers that accounted for 12% and 17% of our accounts receivable balance, respectively.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2013	$152	$(39)	$—	$1	$114
2012	$366	$(214)	$—	$—	$152

The benefit of $39,000 for 2013 was primarily due to the collection of accounts previously reserved.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2013	2012
Raw materials	$4,957	$4,147
Work in progress	937	1,875
Finished goods	1,688	1,522
Total inventories	$7,582	$7,544

At December 31, 2013 and December 31, 2012, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows (in thousands):

	2013	2012
Current	$7,407	$7,337
Non-current	175	207
Total inventories	$7,582	$7,544

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2013	2012
Income tax-related assets	$2,331	$227
Refundable value-added tax	312	447
Deposits	214	434
Other	197	203
Total other current assets	$3,054	$1,311

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2013	2012
Land	$1,792	$1,779
Buildings and improvements	8,897	8,662
Equipment and furniture	21,801	20,189
Vehicles	475	432
	32,965	31,062
Less accumulated depreciation	(21,969)	(19,872)
Property and equipment, net	$10,996	$11,190

Depreciation expense for the years ended December 31, 2013 and 2012 was $2,290,000 and $2,160,000 respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Intangible Assets

Intangible assets consist of the following at December 31 (in thousands):

	2013			2012
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$631	$(240)	$391	$620	$(191)	$429	10 – 12
Patents	517	(480)	37	690	(633)	57	13 – 14
Customer list	513	(30)	483	—	—	—	10
Licenses	225	(225)	—	225	(200)	25	1 – 3
Other intangible assets	103	(29)	74	44	(15)	29	5 – 10
Total intangible assets	$1,989	$(1,004)	$985	$1,579	$(1,039)	$540

In May 2013, we acquired certain intangible assets from Blue Chip, including a customer list, trade secret formulas, and a trademark (see Note 2).

Amortization expense for intangible assets for the years ended December 31, 2013 and 2012 was $136,000 and $107,000, respectively.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Year	Amortization Expense
2014	$123
2015	123
2016	117
2017	114
2018	114
Thereafter	394
Total	$985

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2013	2012
Accrued salaries, wages, and related costs	$879	$1,104
Accrued vacation	830	949
Miscellaneous taxes	488	629
Accrued bonuses and commissions	104	1,761
Other	617	736
Total accrued liabilities	$2,918	$5,179

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of buildings and equipment.

Operating lease expense for the years ended December 31, 2013 and 2012 was $709,000 and $626,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments (see Note 19) for the years ending December 31 (in thousands):

Year	Minimum Lease Payments
2014	$709
2015	618
2016	487
2017	453
2018	453
Total	$2,720

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

We are engaged in disputes and claims that arose in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations. For additional information, see Part II — Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20.

Commitments

We have exclusive rights to two patents (licensed from IGT) related to RFID for use in casino currencies, as well as any gaming table tracking system and method. This allows us to market, sell, manufacture and distribute RFID casino currency, readers and systems in the US. The patents expire in 2015. Cumulative minimum payments for these rights are $125,000.

We purchased certain security technology from an unrelated third party for use in our casino currencies under an exclusive contract which requires that we purchase a minimum of $50,000 in product each year through 2016, or $150,000 through the remaining life of the contract.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $518,300 as of December 31, 2013.

Note 11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2013	2012
Foreign currency translation	$1,676	$1,190
Unrealized gain on securities, net of tax	1	1
Unrecognized pension transition asset, net of tax	—	(4)
Total accumulated other comprehensive income	$1,677	$1,187

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment — casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). He manages our operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. Our CEO is also the chief operating manager for each of our entities in the United States, France and Macau; that is, the individual locations do not have “segment”, “product line” or other overall managers who report to our CEO.

The following table presents certain data by geographic area for the years ended December 31 (in thousands):

	2013		2012
Revenues
The Americas	$31,096	55.3%	$32,891	52.3%
Asia-Pacific	21,003	37.4%	25,532	40.6%
Europe and Africa	4,074	7.3%	4,473	7.1%
Total	$56,173	100.0%	$62,896	100.0%

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2013		2012
Casino currency without RFID	$20,327	36.2%	$29,860	47.5%
Casino currency with RFID	12,237	21.8%	11,805	18.8%
Total casino currency	32,564	58.0%	41,665	66.3%
Playing cards	6,526	11.6%	5,551	8.8%
Table layouts	4,314	7.7%	4,425	7.0%
Table accessories and other products	3,494	6.2%	3,323	5.3%
RFID solutions	2,566	4.6%	839	1.3%
Dice	2,489	4.4%	2,287	3.6%
Gaming furniture	2,410	4.3%	2,882	4.6%
Shipping	1,810	3.2%	1,924	3.1%
Total	$56,173	100.0%	$62,896	100.0%

In 2012, we had one casino customer that accounted for 14% of revenues.

The following table represents our property and equipment, net by geographic area at December 31 (in thousands):

	2013	2012
Property and equipment, net:
France	$4,502	$4,874
Mexico	3,360	2,935
United States	2,987	3,327
Asia	147	54
Total	$10,996	$11,190

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Geographic and Product Line Information  – (continued)

The following table represents our intangible assets, net by geographic area at December 31 (in thousands):

	2013	2012
Intangible assets, net:
United States	$964	$511
France	21	29
Total	$985	$540

Note 13. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the twelve months prior to retirement. The following amounts relate to this defined-benefit pension plan at December 31 (in thousands):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$427	$322
Service cost	32	24
Interest cost	14	14
Actuarial (gain) loss	(19)	75
Benefits paid	—	(18)
Effect of foreign exchange rate changes	19	10
Benefit obligation at end of year	473	427
Change in plan assets:
Fair value of plan assets at beginning of year	431	406
Actual return on plan assets	17	17
Effect of foreign exchange rate changes	19	8
Fair value of plan assets at end of year	467	431
Funded status and (accrued) prepaid benefit cost	$(6)	$4

At December 31, 2013, the accrued benefit cost of $6,000 was recognized in the consolidated balance sheets in other liabilities. At December 31, 2012, the prepaid benefit cost of $4,000 was recognized in the consolidated balance sheets in other assets.

Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2013	2012
Worldwide bond fund	$199	$194
Guaranteed equity fund	156	126
European rate fund	112	111
Fair value of plan assets at end of year	$467	$431

GPIC management is responsible for our investment strategy of growing plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, pension assets are diversified across several classes of investments. We did not make any contribution to the pension plan in either 2013 or 2012.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Pension Plans  – (continued)

The weighted-average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2013	2012
Assumptions:
Discount rate	3.25%	3.00%
Rate of compensation increase	3.00%	3.00%

The accumulated benefit obligation was $322,000 and $286,000 as of December 31, 2013 and 2012, respectively.

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2013	2012
Service-cost benefits earned during the period	$32	$24
Interest expense on benefit obligation	14	14
Amortization of unrecognized transition asset	—	(17)
Actual (return) on plan assets	(17)	(17)
Actuarial loss	(19)	75
Net pension expense	$10	$79

Projected benefit payments from the plan as of December 31, 2013 are estimated at $11,000 for 2014 through 2018, and an aggregate of $157,000 for 2019 through 2023.

We also sponsor a 401(k) plan for employees in the United States who have worked for us for over six months and are 21 years of age or older. Company contributions to the plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the plan up to the lesser of the IRS annual limit or fifteen percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages. The Company contributions made to the plan for the years ended December 31, 2013 and 2012 were $54,000 and $61,000, respectively.

Note 14. Stockholder’s Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through December 31, 2013, we have repurchased an aggregate of 282,922 shares of our common stock at a cost of $2,066,728, or a weighted-average price of $7.30 per share. As of December 31, 2013, 215,590 shares remain authorized for repurchase.

During the year ended December 31, 2013, we repurchased 129,810 shares of our common stock under this program at a cost of $1,012,147, or a weighted-average price of $7.80 per share. During the year ended December 31, 2012, we repurchased 141,860 shares of our common stock under this program at a cost of $983,029, or a weighted-average price of $6.93 per share.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012 (the “Plan”). As permitted by the Plan, on August 5, 2013, the Board of Directors elected to terminate the Plan effective August 12, 2013. While the Plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. In addition to terminating the 10b5-1 Plan, the Board of Directors has imposed a

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholder’s Equity  – (continued)

minimum six month time period from the effective date of termination of the Plan before the Company may make any additional repurchases under the repurchase program, and there is no assurance that the Company will commence any repurchases at that time.

Note 15. Stock Option Programs and Share-based Compensation Expense

We have two active stock option programs which consist of the 1994 Directors’ Stock Option Plan, as amended (Directors’ Plan), and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an initial option to purchase 6,000 shares of common stock. The initial option grant vests over a three-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, annually each non-employee director receives options to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors. Options granted after the initial option grant vest immediately and are exercisable after six months.

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2013 or 2012.

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

The following is a summary of stock option activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	309,500	$7.57
Granted	22,000	6.45
Outstanding at December 31, 2012	331,500	7.49
Granted	27,000	8.10
Outstanding at December 31, 2013	358,500	$7.54	5.7	$538
Exercisable at December 31, 2013	309,000	$7.64	5.5	$476

For the years ended December 31, 2013 and 2012, no options were exercised.

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

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stock Option Programs and Share-based Compensation Expense  – (continued)

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the periods indicated.

	2013	2012
Option valuation assumptions:
Dividend yield	1.2%	1.0%
Expected volatility	49.3%	55.4%
Risk-free interest rate	1.11%	0.73%
Expected term of options	5.6 yrs	5.6 yrs
Weighted-average fair value of options granted during the period	$3.36	$2.91

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2013	2012
Share-based compensation	$208	$188
Estimated tax benefit	(75)	(68)
Total share-based compensation, net of tax benefit	$133	$120

As of December 31, 2013, unrecognized compensation expense related to stock options was $38,000 and is expected to be fully recognized in 2014.

Note 16. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2013	2012
Interest income	$223	$382
Interest expense	(9)	(8)
(Loss) on foreign currency transactions	(224)	(91)
Other income, net	14	7
Total other income and (expense)	$4	$290

Note 17. Income Taxes

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2013	2012
Current:
US Federal	$(8)	$677
US State	40	60
Foreign	(643)	2,029
Total Current	(611)	2,766
Deferred:
US Federal	(257)	(48)
US State	(47)	48
Foreign	372	(1,391)
Total Deferred	68	(1,391)
Income tax provision	$(543)	$1,375

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes  – (continued)

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

	2013	2012
Foreign	$1,002	$4,397
United States	(379)	3,053
Income before income taxes	$623	$7,450

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2013	2012
Computed expected income tax expense	34.0%	34.0%
State income taxes, net of federal benefits	3.9%	1.2%
Subpart F income adjustment	29.2%	1.7%
Foreign rate differential (excl. Research Credit)	(67.7)%	(8.7)%
Change in valuation allowance	(27.4)%	(8.3)%
French Research Credit	(62.4)%	(3.1)%
True-ups	(3.1)%	0.4%
Other, net	6.3%	1.3%
Income tax expense	(87.2)%	18.5%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Tax credits	$3,887	$7,109
Fixed assets	748	608
Stock compensation	565	479
French deferred assets	188	460
Bad debt reserves and inventory	321	316
Intangibles	36	84
Operating loss carryforwards	655	28
Other	20	41
Total gross deferred tax assets	6,420	9,125
Less: valuation allowance	(2,149)	(2,360)
Total net deferred tax assets	4,271	6,765
Deferred tax liabilities:
Excess book basis in shares of GPI SAS	1,249	4,394
French deferred liabilities	621	638
Total deferred tax liabilities	1,870	5,032
Deferred tax assets, net	$2,401	$1,733

In 2012, we provided deferred taxes on the excess book basis in the shares of GPI SAS, as the Company intended to distribute dividends from our French subsidiary. During 2013, GPIC received a $5.1 million dividend from GPI SAS. We believe that the foreign tax credits generated by the current and future dividends will substantially offset the taxable income from these dividends and will result in a negligible benefit to the effective tax rate.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes  – (continued)

For our investment in GPI Asia, deferred taxes have not been provided on unrepatriated foreign earnings. These earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the US and will not need to repatriate the foreign earnings from GPI Asia to finance US operations. Based on this, deferred taxes have not been provided on unrepatriated foreign earnings of GPI Asia in the amount of approximately $4.3 million.

As of December 31, 2013, we had a total of $3.9 million in foreign tax credits, of which $1.3 million are associated with future dividends from GPI SAS. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of ten years. Foreign tax credits of $0.1 million, $1.3 million, and $1.3 million will expire in 2015, 2016, and 2017, respectively. As of December 31, 2013, we have a valuation allowance of $2.1 million related to foreign tax credit carryovers due to ongoing uncertainty of future foreign-source and US-taxable income.

As of December 31, 2013, we have state net operating loss carryforwards of $0.3 million which will expire from 2014 through 2031. The utilization of these state net operating loss carryforwards depends upon apportionment percentages and state laws, which can change from year to year.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2010 through 2013 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service and various states for GPIC and GPI USA, by the French Tax Administration for GPI SAS, and the Government of the Macao Special Administrative Region — Financial Services Bureau for GPI Asia.

Note 18. Earnings per Share (EPS)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2013	2012
Weighted-average number of common shares outstanding – basic	7,942	8,122
Potential dilution from equity grants	87	27
Weighted-average number of common shares outstanding – diluted	8,029	8,149

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the years ended December 31, 2013 and 2012 totaled to 39,000 and 124,000, respectively.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Related-party Transactions

We lease three manufacturing facilities totaling approximately 90,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The lease runs through December 2018 at the monthly rental amount of $0.35 per square foot, or approximately $31,500.

Note 20. Subsequent Event

On March 21, 2014, Walker Digital Table Systems (WDTS) and PJM Gaming informed the Company that International Game Technology (IGT) was in breach of an agreement under which the Company was granted a distribution license relating to RFID technology. Concurrently, WDTS and PJM Gaming filed suit against the Company in U.S. District Court for patent infringement of four patents licensed to IGT by the agreement.

The Company and its counsel believe there has been no breach of the agreement and, therefore, no basis for the suit against the Company. The Company has entered into discussions with IGT and WDTS with the intent of resolving the dispute without litigation.

On March 13, 2014, we entered into a letter of intent regarding the possible acquisition of substantially all of the assets of GemGroup Inc. and its subsidiaries for $22.5 million in cash. GemGroup is a privately-held manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco brand. We expect to fund the acquisition using a combination of cash and bank financing. We anticipate closing on the transaction on or before June 30, 2014. However, given the uncertainty associated with due diligence, we cannot guarantee the transaction will be consummated. In connection with the letter of intent, we deposited $1.0 million in earnest money with a third party escrow agent. If we cannot negotiate a definitive asset purchase agreement or otherwise fail to complete the transaction other than for certain specified reasons, the earnest money may be forfeited to GemGroup.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013 are incorporated herein by reference.

Item 11.  Executive Compensation

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

We have no related-party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013 are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)(3) and (c) Exhibits

2.01	Agreement and Plan of Exchange and Stock Purchase by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, incorporated herein by reference Annex A to our definitive proxy statement dated August 9, 2002, filed with the SEC on August 9, 2002 (the “Proxy Statement”) (SEC file no. 000-23588).
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation, incorporated herein by reference to Annex B to the Proxy Statement (SEC file no. 000-23588).
3.02	Certificate of Amendment to Articles of Incorporation of Gaming Partners International Corporation filed on June 25, 2004 incorporated herein by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
3.03	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company on December 27, 2007 and incorporated herein by reference to Exhibit 3.01 to our current report on Form 8-K dated December 28, 2007 (SEC file no. 000-23588).
4.01	Specimen Common Stock Certificate for the Common Stock of Gaming Partners International Corporation incorporated herein by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file no. 000-23588).
10.01	Gaming Partners International Corporation 1994 Directors' Stock Option Plan (as amended May 9, 2008), incorporated herein by reference to Appendix A of our definitive proxy statement dated April 9, 2008 filed with the SEC on April 9, 2008 (SEC file no. 000-23588).*
10.02	Employment Agreement dated October 28, 2008 between Gregory Gronau and the Company, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 28, 2008 (SEC file no, 000-23588).*
10.03	Lease Agreement dated December 16, 2008, between Copropledad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee, incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file no. 000-23588).
10.04	Stock Option Agreement with Gregory S. Gronau incorporated herein by reference to Appendix A of our definitive proxy statement dated April 6, 2009 filed with the SEC on April 6, 2009. (SEC file no. 000-23585)*
10.05	Compensation arrangement of Michael D. Mann, described in our Current Report on Form 8-K dated September 11, 2013*
21.01	List of subsidiaries, incorporated herein by reference to Exhibit 21.01 to our Annual Report on Form 10-K for the year ended December 31, 2010 (SEC file no. 000-23588).
23.01	Consent of Moss Adams LLP.
31.10	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.00	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Government Gaming Regulation.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contracts or compensatory plans or arrangements.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 31, 2014	By: /s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By: /s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 31, 2014	By: /s/ Michael D. Mann Michael D. Mann Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 31, 2014	By: /s/ Eric P. Endy Eric P. Endy Director
Date: March 31, 2014	By: /s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 31, 2014	By: /s/ Alain Thieffry Alain Thieffry Director
Date: March 31, 2014	By: /s/ Charles R. Henry Charles R. Henry Director
Date: March 31, 2014	By: /s/ Robert J. Kelly Robert J. Kelly Director
Date: March 31, 2014	By: /s/ Jean-Francois Lendais Jean-Francois Lendais Director