Form 10-Q
period 2014-03-31
Gaming Partners International CORP
filed 2014-05-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2014 was 7,916,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$13,813	$14,492
Marketable securities	5,855	5,724
Accounts receivable, net	5,540	5,905
Inventories	7,406	7,407
Prepaid expenses	828	965
Deferred income tax asset	623	628
Other current assets	4,375	3,054
Total current assets	38,440	38,175
Property and equipment, net	10,478	10,996
Intangibles, net	954	985
Deferred income tax asset	3,216	3,643
Inventories, non-current	175	175
Other assets	1,435	1,475
Total assets	$54,698	$55,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,045	$2,291
Accrued liabilities	2,899	2,918
Customer deposits and deferred revenue	1,272	646
Income taxes payable	238	251
Total current liabilities	6,454	6,106
Deferred income tax liability	1,870	1,870
Total liabilities Total liabilities	8,324	7,976
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,207,077 and 7,916,094 issued and outstanding, respectively	82	82
Additional paid-in capital	19,823	19,771
Treasury stock at cost: 290,983 shares	(2,262)	(2,262)
Retained earnings	27,074	28,205
Accumulated other comprehensive income	1,657	1,677
Total stockholders' equity	46,374	47,473
Total liabilities and stockholders' equity	$54,698	$55,449

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$10,559	$14,768
Cost of revenues	7,800	10,488
Gross profit	2,759	4,280

Marketing and sales	1,303	1,505
General and administrative	2,068	2,099
Research and development	437	533
Operating (loss) income	(1,049)	143
Other income and (expense), net	55	79
(Loss) income before income taxes	(994)	222
Income tax provision (benefit)	137	(311)
Net (loss) income	$(1,131)	$533

Earnings per share:
Basic	$(0.14)	$0.07
Diluted	$(0.14)	$0.07
Weighted-average shares of common stock outstanding:
Basic	7,916	7,986
Diluted	7,916	8,055

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(1,131)	$533
Other comprehensive loss:
Foreign currency translation adjustment	(20)	(659)
Other comprehensive loss, net of tax	(20)	(659)
Total comprehensive loss	$(1,151)	$(126)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	533	-	533
Repurchases of common stock	(93,740)	-	-	(722)	-	-	(722)
Stock compensation expense	-	-	57	-	-	-	57
Foreign currency translation adjustment	-	-	-	-	-	(659)	(659)
Balance, March 31, 2013	7,952,164	$82	$19,620	$(1,972)	$27,572	$528	$45,830

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net loss	-	-	-	-	(1,131)	-	(1,131)
Stock compensation expense	-	-	52	-	-	-	52
Foreign currency translation adjustment	-	-	-	-	-	(20)	(20)
Balance, March 31, 2014	7,916,094	$82	$19,823	$(2,262)	$27,074	$1,657	$46,374

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities
Net (loss) income	$(1,131)	$533
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	565	551
Amortization of intangible assets	31	27
Provision for bad debt	38	29
Deferred income taxes	431	(884)
Stock compensation expense	52	57
(Gain) on sale of marketable securities	(1)	(5)
Change in operating assets and liabilities:
Accounts receivable	325	704
Inventories	(5)	301
Prepaid expenses and other current assets	(186)	432
Non-current other assets	40	36
Accounts payable	(243)	(146)
Customer deposits and deferred revenue	626	(1,510)
Accrued liabilities	(17)	(1,141)
Income taxes payable	(12)	84
Net cash provided by (used in) operating activities	513	(932)

Cash Flows from Investing Activities
Purchases of marketable securities	(5,204)	-
Proceeds from sale of marketable securities	5,068	5,547
Initial deposit on business acquisition	(1,000)	-
Capital expenditures	(53)	(708)
Net cash (used in) provided by investing activities	(1,189)	4,839

Cash Flows from Financing Activities
Repurchases of common stock	-	(722)
Net cash used in financing activities	-	(722)
Effect of exchange rate changes on cash	(3)	(271)
Net (decrease) increase in cash and cash equivalents	(679)	2,914
Cash and cash equivalents, beginning of period	14,492	14,038
Cash and cash equivalents, end of period	$13,813	$16,952

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11	$371

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

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and the remainder either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, manufactured in France or in Mexico, as well as radio frequency identification device (RFID) product solutions.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling stockholder. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), Blue Chip (BC®), and Bud Jones®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco.

Our business activities include the manufacture and supply of casino currencies, table layouts, playing cards, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

Significant Accounting Policies

Basis of Consolidation and Presentation. The condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2013.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year.

Recently Issued Accounting Standards. We determined that no recently issued accounting standards apply to our current financials.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	March 31, 2014			December 31, 2013
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

United States	$10,484	$-	$10,484	$11,052	$-	$11,052
France	940	5,855	6,795	344	5,724	6,068
Macau S.A.R., China	2,389	-	2,389	3,096	-	3,096
Total	$13,813	$5,855	$19,668	$14,492	$5,724	$20,216

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$4,125	$-	$4,125	$4,680	$-	$4,680
Bond mutual funds	1,730	-	1,730	1,044	-	1,044
Total marketable securities	$5,855	$-	$5,855	$5,724	$-	$5,724

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2014, three casino customers accounted for 20%, 14% and 14% of our accounts receivable balance, respectively. At December 31, 2013, we had one casino customer that accounted for 10% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
March 31, 2014	$114	$38	$-	$-	$152
December 31, 2013	$152	$(39)	$-	$1	$114

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$5,200	$4,957
Work in progress	660	937
Finished goods	1,721	1,688
Total inventories	$7,581	$7,582

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2014	December 31, 2013
Current	$7,406	$7,407
Non-current	175	175
Total inventories	$7,581	$7,582

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$1,791	$1,792
Buildings and improvements	8,896	8,897
Equipment and furniture	21,836	21,801
Vehicles	474	475
	32,997	32,965
Less accumulated depreciation	(22,519)	(21,969)
Property and equipment, net	$10,478	$10,996

Depreciation expense for the three months ended March 31, 2014 and 2013 was $565,000 and $551,000 respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$631	$(253)	$378	$631	$(240)	$391	10-12
Patents	517	(481)	36	517	(480)	37	13-14
Customer list	513	(43)	470	513	(30)	483	10
Other intangible assets	103	(33)	70	103	(29)	74	5-10
Total intangible assets	$1,764	$(810)	$954	$1,764	$(779)	$985

In May 2013, we acquired certain intangible assets from Blue Chip, including a customer list, trade secret formulas, and a trademark (see Note 2).

Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was $31,000 and $27,000, respectively.

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

Commitments

On March 13, 2014, we entered into a binding letter of intent (see Exhibit 10.0) for the possible acquisition of substantially all of the assets of GemGroup Inc. and its subsidiaries (GemGroup) for $22.5 million in cash. GemGroup is a privately-held manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco brand. We expect to fund the acquisition using a combination of cash and bank financing. We anticipate closing the transaction on or before June 30, 2014. However, given the uncertainty associated with due diligence, we cannot guarantee the transaction will be consummated. Pursuant to the letter of intent, we deposited $1.0 million in earnest money with a third party escrow agent. If we cannot negotiate a definitive asset purchase agreement or otherwise fail to complete the transaction other than for certain specified reasons, the earnest money may be forfeited to GemGroup.

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

Note 9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, and by component for the three months ended March 31, 2014, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2014	$1,676	$1	$1,677
Other comprehensive loss	(20)		(20)
Balance at March 31, 2014	$1,656	$1	$1,657

Note 10. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). He manages our operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. Our CEO is also the chief operating manager for each of our entities in the United States, France and Macau; that is, the individual locations do not have “segment”, “product line” or other overall managers who report to our CEO.

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	March 31,
	2014		2013
Revenues:
The Americas	$5,270	49.9%	$7,274	49.2%
Asia Pacific	4,805	45.5%	6,819	46.2%
Europe and Africa	484	4.6%	675	4.6%
Total	$10,559	100.0%	$14,768	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	March 31,
	2014		2013

Casino currency with RFID	$3,880	36.7%	$4,349	29.4%
Casino currency without RFID	2,276	21.6%	5,077	34.5%
Total casino currency	6,156	58.3%	9,426	63.9%

Playing cards	1,538	14.6%	1,447	9.8%
Table layouts	856	8.1%	1,036	7.0%
Table accessories and other products	651	6.2%	800	5.4%
Dice	510	4.8%	618	4.2%
Gaming furniture	256	2.4%	538	3.6%
RFID solutions	246	2.3%	497	3.4%
Shipping	346	3.3%	406	2.7%
Total	$10,559	100.0%	$14,768	100.0%

For the three months ended March 31, 2014 one casino customer accounted for 23% of revenues and in the three months ended March 31, 2013, a different customer accounted for 24% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net:
France	$4,290	$4,502
Mexico	3,114	3,360
United States	2,935	2,987
Asia	139	147
Total	$10,478	$10,996

The following table presents our intangible assets by geographic area (in thousands):

	March 31, 2014	December 31, 2013
Intangible assets, net:
United States	$935	$964
France	19	21
Total	$954	$985

Note 11. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through March 31, 2014, we have repurchased an aggregate of 282,922 shares of our common stock at a cost of $2,066,728, or a weighted-average price of $7.30 per share. As of March 31, 2014, 215,590 shares remain authorized for repurchase.

During the quarter ended March 31, 2014, no shares were repurchased. During the quarter ended March 31, 2013, we repurchased 93,740 shares of our common stock under this program at a cost of $721,934, or a weighted-average price of $7.70 per share.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012 (the “Plan”). As permitted by the Plan, on August 5, 2013, the Board of Directors elected to terminate the Plan effective August 12, 2013. While the Plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. In addition to terminating the 10b5-1 Plan, the Board of Directors imposed a minimum six month time period from the effective date of termination of the Plan before the Company could make any additional repurchases under the repurchase program.

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted-average number of common shares outstanding - basic	7,916	7,986
Potential dilution from equity grants	-	69
Weighted-average number of common shares outstanding - diluted	7,916	8,055

As of March 31, 2014 and 2013, there were up to 98,606 and 69,446, respectively, shares potentially issuable under option agreements that could potentially dilute basic earnings per share in the future. For the three months ended March 31, 2014, these shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s loss.

Note 13. Subsequent event

On May 7, 2014, we informed GemGroup that we elected to terminate the Binding Letter of Intent and demanded the return of our $1.0 million dollar deposit. In the same communication, we advised GemGroup that we would be willing to consider a revised transaction. GemGroup has responded positively and we are continuing our negotiations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013.

For an overview and information on our products, as well as general information, see Item 1. “Business” of our Form 10-K for the period ended December 31, 2013.

Overview of Our Business

We custom manufacture and supply casino currency under the brand names of Paulson®, Bourgogne et Grasset®, Blue Chip (BC®) and Bud Jones®, including low- and high-frequency radio frequency identification device (RFID) casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

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

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, typically representing approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. Our backlog, which reflects signed orders, was as follows at March 31, 2014 and March 31, 2013 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
March 31, 2014	$4.2	$1.1	$0.3	$5.6
March 31, 2013	$4.7	$3.5	$0.4	$8.6

Outlook

We do not anticipate that we will benefit from any significant casino openings in 2014. However, we believe there is opportunity to support major casino expansions in the second half of the year.

On March 13, 2014 we entered into a binding letter of intent to acquire the assets of GemGroup Inc. and its subsidiaries. Pursuant to the letter of intent, we paid an earnest money deposit of $1.0 million, which may be forfeited under certain conditions if the transaction does not close. The acquisition is subject to customary closing conditions and the negotiation of a mutually agreeable definitive asset purchase agreement. As such, we cannot provide any certainty that the transaction will be consummated. For additional information, see Part I—Item 1. Financial Statements—Condensed Consolidated Notes to Financial Statements—Note 8 and Part I—Item 1. Financial Statements—Condensed Consolidated Notes to Financial Statements—Note 13.

Financial and Operational Highlights

For the first quarter of 2014, our revenues were $10.6 million, a decrease of $4.2 million, or 28.5%, compared to revenues of $14.8 million for the same period of 2013.  For the first quarter of 2014, our net loss was $1.1 million, a decrease of $1.6 million, or 312.2%, compared to net income of $0.5 million for the same period in 2013.

The decrease in our results for the three months ended March 31, 2014, was directly attributable to the lack of casino openings/ expansions.

GPI SAS uses the euro as its functional currency. At March 31, 2014 and December 31, 2013, the US dollar to euro exchange rates were relatively unchanged at $1.38. The average exchange rates for the three months ended March 31, 2014 and 2013 were $1.37 and $1.32, respectively, which represents a 3.8% weaker dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At March 31, 2014 and December 31, 2013, the Mexican peso to US dollar exchange rates were 13.08 and 13.07, respectively, which represents a 0.1% stronger dollar compared to the peso. The average exchange rates for the three months ended March 31, 2014 and 2013 were 13.23 pesos and 12.65 pesos to the US dollar, respectively, which represents a 4.6% stronger dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At March 31, 2014 and December 31, 2013, the Macanese pataca to US dollar exchange rates were 7.83 and 7.87, respectively, which represents a 0.5% weaker dollar compared to the pataca. The average exchange rates for the three months ended March 31, 2014 and 2013 were 7.85 patacas and 7.84 patacas to the US dollar, respectively, which represents a 0.1% stronger dollar compared to the pataca.

Other Matters

In May 2013, we purchased certain assets of Blue Chip. The acquisition is part of our overall acquisition strategy to use our cash to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the asset acquisition on May 31, 2013 for a total consideration of $0.8 million. For additional information, see Part I—Item 1. Financial Statements—Condensed Consolidated Notes to Financial Statements—Note 2.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of March 31, 2014, we have repurchased 282,922 shares and 215,590 shares remain authorized for repurchase.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, there is no assurance that we will repurchase any additional shares under the repurchase program. For more information regarding the repurchase program, see Part I—Item 1. Financial Statements—Condensed Consolidated Notes to Financial Statements—Note 11.

CRITICAL ACCOUNTING ESTIMATES

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2014		2013		Change
Revenues	$10,559	100.0%	$14,768	100.0%	$(4,209)	(28.5)%
Cost of revenues	7,800	73.9%	10,488	71.0%	(2,688)	(25.6)%
Gross profit	2,759	26.1%	4,280	29.0%	(1,521)	(35.5)%
Selling, administrative, and research and development	3,808	36.1%	4,137	28.0%	(329)	(8.0)%
Operating (loss) income	(1,049)	(10.0)%	143	1.0%	(1,192)	(833.6)%
Other income and (expense)	55	0.5%	79	0.5%	(24)	(30.4)%
(Loss) income before income taxes	(994)	(9.5)%	222	1.5%	(1,216)	(547.7)%
Income tax provision (benefit)	137	1.3%	(311)	(2.1)%	448	(144.1)%
Net (loss) income	$(1,131)	(10.8)%	$533	3.6%	$(1,664)	(312.2)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2014		2013		Change
Revenues:
The Americas	$5,270	49.9%	$7,274	49.2%	$(2,004)	(27.6)%
Asia Pacific	4,805	45.5%	6,819	46.2%	(2,014)	(29.5)%
Europe and Africa	484	4.6%	675	4.6%	(191)	(28.3)%
Total	$10,559	100.0%	$14,768	100.0%	$(4,209)	(28.5)%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2014		2013		Change

Casino currency with RFID	$3,880	36.7%	$4,349	29.4%	$(469)	(10.8)%
Casino currency without RFID	2,276	21.6%	5,077	34.5%	(2,801)	(55.2)%
Total casino currency	6,156	58.3%	9,426	63.9%	(3,270)	(34.7)%

Playing cards	1,538	14.6%	1,447	9.8%	91	6.3%
Table layouts	856	8.1%	1,036	7.0%	(180)	(17.4)%
Table accessories and other products	651	6.2%	800	5.4%	(149)	(18.6)%
Dice	510	4.8%	618	4.2%	(108)	(17.5)%
Gaming furniture	256	2.4%	538	3.6%	(282)	(52.4)%
RFID solutions	246	2.3%	497	3.4%	(251)	(50.5)%
Shipping	346	3.3%	406	2.7%	(60)	(14.8)%
Total	$10,559	100.0%	$14,768	100.0%	$(4,209)	(28.5)%

Comparison of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues. For the three months ended March 31, 2014, our revenues were $10.6 million, a decrease of $4.2 million, or 28.5%, compared to revenues of $14.8 million during the same period in 2013. The decrease in revenues was primarily attributable to the lack of casino openings/ expansions in 2014.

Cost of Revenues. For the three months ended March 31, 2014, cost of revenues was $7.8 million, a decrease of $2.7 million, or 25.6%, compared to cost of revenues of $10.5 million for the same period in 2013. As a percentage of revenues, our cost of revenues increased to 73.9% in 2014 compared to 71.0% in 2013.

Gross Profit. For the three months ended March 31, 2014, gross profit was $2.8 million, a decrease of $1.5 million, or 35.5%, compared to gross profit of $4.3 million for the same period in 2013. As a percentage of revenues, our gross profit decreased from 29.0% to 26.1%. This is mainly due to a decrease in sales of our currency products which caused fixed manufacturing costs to be allocated over lower production volumes.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2014		2013		Change

Marketing and sales	$1,303	12.3%	$1,505	10.2%	$(202)	(13.4)%
General and administrative	2,068	19.7%	2,099	14.2%	(31)	(1.5)%
Research and development	437	4.1%	533	3.6%	(96)	(18.0)%
Total selling, administrative, and research and development	$3,808	36.1%	$4,137	28.0%	$(329)	(8.0)%

For the three months ended March 31, 2014, selling, administrative, and research and development expenses were $3.8 million, a decrease of $0.3 million, or 8.0%, compared to selling, administrative, and research and development expenses of $4.1 million during the same period in 2013. Selling, administrative, and research and development expenses increased as a percent of revenue to 36.1% in the first three months of 2014 from 28.0% in the same period in 2013.

Marketing and sales expenses decreased by $0.2 million during the third quarter of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.1 million in compensation.

General and administrative expenses, and research and development expenses remained relatively unchanged in the first quarter of 2014 compared to the same period in 2013.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2014		2013		Change
Interest income	$78	0.7%	$61	0.4%	$17	27.9%
Other income	2	0.0%	6	0.0%	(4)	(66.7)%
Interest expense	-	0.0%	(2)	0.0%	2	(100.0)%
(Loss) gain on foreign currency transactions	(25)	(0.2)%	14	0.1%	(39)	(278.6)%
Total other income and (expense)	$55	0.5%	$79	0.5%	$(24)	(30.4)%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2014 and 2013 was (13.78%) and (140.01)%, respectively. Our effective tax rate for the three months ended March 31, 2014 was unfavorably affected by an increase in our valuation allowance related to foreign tax credits, offset by a favorable impact from the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. Without the increase in the valuation allowance related to foreign tax credits, our effective tax rate for the three months ended March 31, 2014 would have been 17.60%.

Our effective tax rate for the three months ended March 31, 2013 differed from the statutory rate primarily due to the release of valuation allowance related to foreign tax credits, combined with the foreign rate differential on income from our Macau subsidiary, GPI Asia and the benefit from a research credit from our French subsidiary, GPI SAS.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at March 31, 2014 or December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Our primary source of liquidity and capital resources has been cash from operations. Other sources of liquidity and capital resources include, but are not limited to, marketable securities and potential bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for operational working capital, capital expenditures, any purchases of common stock under our stock repurchase program, litigation, potential dividends or acquisitions.

At March 31, 2014, we had $13.8 million in cash and cash equivalents and $5.9 million in marketable securities, totaling $19.7 million. Of this amount, $10.5 million is held by GPI USA, $6.8 million is held by GPI SAS, and $2.4 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	March 31,	December 31,	Period-to-Period
	2014	2013	Change
Cash and cash equivalents	$13,813	$14,492	$(679)	(4.7)%
Marketable securities	5,855	5,724	131	2.3%
Working capital	31,986	32,069	(83)	(0.3)%
Current ratio	6.0	6.3

At March 31, 2014, working capital totaled $32.0 million, a decrease of $0.1 million, or 0.3%, compared to working capital of $32.1 million at December 31, 2013. The change in working capital was due to an increase in current liabilities of $0.4 million, offset by an increase in current assets of $0.3 million.. The increase in current liabilities was due primarily to an increase of $0.6 million in customer deposits and deferred revenue, offset by a $0.2 million decrease in accounts payable. The increase in current assets was due primarily to an increase in other current assets of $1.3 million, offset by decreases in cash, cash equivalents and marketable securities of $0.5 million, accounts receivables of $0.4 million, and prepaid expenses of $0.1 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2014	2013	Change

Operating activities	$513	$(932)	$1,445	(155.0)%
Investing activities	(1,189)	4,839	(6,028)	(124.6)%
Financing activities	-	(722)	722	(100.0)%
Effect of exchange rates	(3)	(271)	268	(98.9)%
Net change	$(679)	$2,914	$(3,593)	(123.3)%

The increase in cash flows provided by operating activities was primarily caused by an increase in liabilities of $3.1 million, offset by a decrease in assets of $1.3 million and a decrease in non-cash items of $0.3 million.

The decrease in cash flows provided by investing activities was primarily due to a decrease in net sales of marketable securities of $5.5 million to fund our cash requirements offset by the payment of a $1.0 million deposit for the acquisition of GemGroup Inc. (see Part I—Item 1. Financial Statements—Condensed Consolidated Notes to Financial Statements—Note 8), offset by a decrease in capital expenditures of $0.6 million during the three months ended March 31, 2014, compared to the same period in 2013.

The decrease in cash flows used by financing activities was due to the lack of common stock repurchases in the three months ended March 31, 2014.

Capital Expenditures. We plan to purchase approximately $0.9 million in property, plant, and equipment during the remainder of 2014. In the first quarter of 2014, we purchased $0.1 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At March 31, 2014, our backlog of signed orders for 2014 was $5.6 million, consisting of $4.2 million for GPI USA, $1.1 million for GPI Asia, and $0.3 million for GPI SAS. At March 31, 2013, our backlog of signed orders for 2013 was $8.6 million, consisting of $4.7 million for GPI USA, $3.5 million for GPI Asia, and $0.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in our contractual obligations and commercial commitments during the three months ended March 31, 2014.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2014, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None, except as set forth in Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the first quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.0	GemGroup Inc. - GPI binding letter of intent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2014	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 13, 2014	By:	/s/ Michael D. Mann
Michael D. Mann
Chief Financial Officer, Treasurer and Secretary

