Form 10-Q
period 2014-06-30
Gaming Partners International CORP
filed 2014-08-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2014 was 7,916,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$15,517	$14,492
Marketable securities	4,989	5,724
Accounts receivable, net	4,195	5,905
Inventories	8,110	7,407
Prepaid expenses	838	965
Deferred income tax asset	630	628
Restricted Cash	10,000	-
Other current assets	2,438	3,054
Total current assets	46,717	38,175
Property and equipment, net	10,139	10,996
Intangibles, net	923	985
Deferred income tax asset	3,264	3,643
Inventories, non-current	509	175
Other assets	2,349	1,475
Total assets	$63,901	$55,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Demand line of credit	$10,000	$-
Accounts payable	2,402	2,291
Accrued liabilities	2,925	2,918
Customer deposits and deferred revenue	1,395	646
Income taxes payable	195	251
Total current liabilities	16,917	6,106
Deferred income tax liability	1,865	1,870
Total liabilities	18,782	7,976
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,207,077 and 7,916,094 issued and outstanding, respectively	82	82
Additional paid-in capital	19,853	19,771
Treasury stock at cost: 290,983 shares	(2,262)	(2,262)
Retained earnings	25,920	28,205
Accumulated other comprehensive income	1,526	1,677
Total stockholders' equity	45,119	47,473
Total liabilities and stockholders' equity	$63,901	$55,449

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$10,216	$14,146	$20,775	$28,914
Cost of revenues	7,463	9,761	15,263	20,249
Gross profit	2,753	4,385	5,512	8,665
Marketing and sales	1,343	1,505	2,646	3,010
General and administrative	2,043	2,382	4,111	4,481
Research and development	417	494	854	1,027
Operating (loss) income	(1,050)	4	(2,099)	147
Other income and (expense), net	49	(40)	106	38
(Loss) income before income taxes	(1,001)	(36)	(1,993)	185
Income tax provision (benefit)	154	18	292	(293)
Net (loss) income	$(1,155)	$(54)	$(2,285)	$478
Earnings per share:
Basic	$(0.15)	$(0.01)	$(0.29)	$0.06
Diluted	$(0.15)	$(0.01)	$(0.29)	$0.06
Weighted-average shares of common stock outstanding:
Basic	7,916	7,949	7,916	8,038
Diluted	7,916	7,949	7,916	8,116

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(1,155)	$(54)	$(2,285)	$478
Other comprehensive income:
Unrealized gain on securities, net of tax	-	(1)	-	(1)
Amortization of pension transition asset, net of tax	-	4	-	4
Foreign currency translation adjustment	(131)	214	(151)	(445)
Other comprehensive (loss) income, net of tax	(131)	217	(151)	(442)
Total comprehensive (loss) income	$(1,286)	$163	$(2,436)	$36

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	478	-	478
Repurchases of common stock	(113,941)	-	-	(885)	-	-	(885)
Unrealized gain on securities, net of tax	-	-	-	-	-	(1)	(1)
Stock compensation expense	-	-	110	-	-	-	110
Amortization of pension transition asset,
net of tax	-	-	-	-	-	4	4
Foreign currency translation adjustment	-	-	-	-	-	(445)	(445)
Balance, June 30, 2013	7,931,963	$82	$19,673	$(2,135)	$27,517	$745	$45,882

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net loss	-	-	-	-	(2,285)	-	(2,285)
Stock compensation expense	-	-	82	-	-	-	82
Foreign currency translation adjustment	-	-	-	-	-	(151)	(151)
Balance, June 30, 2014	7,916,094	$82	$19,853	$(2,262)	$25,920	$1,526	$45,119

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net (loss) income	$(2,285)	$478
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,110	1,130
Amortization of intangible assets	61	63
Provision (benefit) for bad debt	55	(19)
Deferred income taxes	371	(878)
Stock compensation expense	82	110
Loss on sale of property and equipment	24	-
(Gain) on sale of marketable securities	(2)	(10)
Change in operating assets and liabilities:
Accounts receivable	1,649	(277)
Inventories	(1,062)	49
Prepaid expenses and other current assets	1,717	(1,027)
Non-current other assets	(872)	89
Accounts payable	26	(83)
Customer deposits and deferred revenue	750	(1,921)
Accrued liabilities	21	(1,921)
Income taxes payable	(55)	(152)
Net cash provided by (used in) operating activities	1,590	(4,369)

Cash Flows from Investing Activities
Purchases of marketable securities	(7,881)	-
Proceeds from sale of marketable securities	8,565	7,879
Initial deposit on business acquisition	(1,000)	-
Change in restricted cash	(10,000)	-
Purchase of business assets	-	(775)
Capital expenditures	(241)	(1,197)
Proceeds from sale of property and equipment	14	-
Net cash (used in) provided by investing activities	(10,543)	5,907

Cash Flows from Financing Activities
Proceeds from demand line of credit	10,000	-
Repurchases of common stock	-	(885)
Net cash provided by (used in) financing activities	10,000	(885)

Effect of exchange rate changes on cash	(22)	(217)
Net increase in cash and cash equivalents	1,025	436
Cash and cash equivalents, beginning of period	14,492	14,038
Cash and cash equivalents, end of period	$15,517	$14,474

Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net of refunds	$(934)	$1,483

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$91	$25

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana, our maquiladora manufacturing operation in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup Inc. and its subsidiaries (GemGroup) (see Note 14 – Subsequent Events). Our subsidiaries have the following distribution and product focus:

●	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and, since July 1, 2014, at our facility in Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.

●	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

●	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, manufactured in France or in Mexico, as well as radio frequency identification device (RFID) product solutions. Since July 1, 2014, GPI Asia also sells layouts manufactured in Macau.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling stockholder. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), Blue Chip (BC®), and Bud Jones®. On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the recently acquired Gemaco® brand name (see Note 14 – Subsequent Events). GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.” GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco.

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

Subsequent Events. We evaluated subsequent events through August 12, 2014, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

Recently Issued Accounting Standards.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Note 2. Acquisition

In May 2013, we purchased certain assets of The Blue Chip Company, LLC (Blue Chip), a privately-held manufacturer of compression-molded gaming chips. The acquisition is part of our overall acquisition strategy to use our cash position to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the acquisition of Blue Chip on May 31, 2013 for total consideration of $0.8 million. As the acquisition was not material, we did not present pro forma results of operations, actual results of operations from the acquisition date through December 31, 2013, or other disclosure required for material business combinations.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	June 30, 2014			December 31, 2013
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

United States	$12,281	$-	$12,281	$11,052	$-	$11,052
France	1,504	4,989	6,493	344	5,724	6,068
Macau S.A.R., China	1,731	-	1,731	3,096	-	3,096
Total	$15,517	$4,989	$20,506	$14,492	$5,724	$20,216

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$1,364	$-	$1,364	$4,680	$-	$4,680
Bond mutual funds	3,625	-	3,625	1,044	-	1,044
Total marketable securities	$4,989	$-	$4,989	$5,724	$-	$5,724

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At June 30, 2014, no casino customer accounted for more than 10% of our accounts receivable balance. At December 31, 2013, we had one casino customer that accounted for 10% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
June 30, 2014	$114	$55	$-	$-	$169
December 31, 2013	$152	$(39)	$-	$1	$114

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$4,479	$4,957
Work in progress	1,923	937
Finished goods	2,217	1,688
Total inventories	$8,619	$7,582

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2014	December 31, 2013
Current	$8,110	$7,407
Non-current	509	175
Total inventories	$8,619	$7,582

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$1,789	$1,792
Buildings and improvements	8,856	8,897
Equipment and furniture	21,955	21,801
Vehicles	431	475
	33,031	32,965
Less accumulated depreciation	(22,892)	(21,969)
Property and equipment, net	$10,139	$10,996

Depreciation expense for the three months ended June 30, 2014 and 2013 was $545,000 and $579,000, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,110,000 and $1,130,000 respectively.

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$631	$(265)	$366	$631	$(240)	$391	10-12
Patents	517	(483)	34	517	(480)	37	13-14
Customer list	513	(56)	457	513	(30)	483	10
Other intangible assets	102	(36)	66	103	(29)	74	5-10
Total intangible assets	$1,763	$(840)	$923	$1,764	$(779)	$985

In May 2013, we acquired certain intangible assets from Blue Chip, including a customer list, trade secret formulas, and a trademark (see Note 2 - Acquisition).

Amortization expense for intangible assets for the three months ended June 30, 2014 and 2013 was $30,000 and $36,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2014 and 2013 was $61,000 and $63,000, respectively.

Note 8. Restricted Cash and Debt

On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. GPI USA borrowed $10.0 million under the line of credit to finance the acquisition of GemGroup (see Note 14 – Subsequent Events). The $10.0 million is shown on our condensed consolidated balance sheet as current restricted cash. The $10.0 million was subsequently used to finance the acquisition of GemGroup. The line of credit is secured by a lien on all of the assets of GPI USA. The line of credit is guaranteed by GPIC and is subject to renewal by HSBC Bank USA in its sole discretion on June 30th of each year.

Note 9. Commitments and Contingencies

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

On March 21, 2014, Walker Digital Table Systems (WDTS) and PJM Gaming (PJM) informed the Company that International Game Technology (IGT) was in breach of an agreement under which the Company was granted a distribution license relating to RFID technology. Concurrently, WDTS and PJM filed suit against the Company in U.S. District Court for patent infringement of four patents licensed to IGT by the agreement. On July 8, 2014, the dispute was resolved and the suit against the Company was dismissed, with prejudice. The Company, WDTS and PJM, and IGT each entered into separate license agreements with the other two parties. Under our agreement with IGT, we acquired the two patents pursuant to which we had an exclusive license from IGT to manufacture and distribute RFID casino currency, readers and systems in the United States.

Commitments

On March 13, 2014, we entered into a binding letter of intent to acquire substantially all of the net gaming assets of GemGroup for $22.5 million. In accordance with the letter of intent, we deposited $1.0 million with an escrow agent. The purchase price was subsequently adjusted to $19.75 million pursuant to an amended binding letter of intent dated May 20, 2014. On July 1, 2014, we completed the acquisition of GemGroup for $19.75 million, subject to certain post-closing working capital adjustments. We financed the acquisition using a combination of cash and bank financing (see Note 14 – Subsequent Events).

As of June 30, 2014, we had exclusive rights to two patents (licensed from IGT) related to RFID for use in casino currencies, as well as any gaming table tracking system and method. The patents expire in 2015 and cumulative minimum payments for these rights were $125,000. On July 8, 2014, we acquired the two patents for $25,000. These patents allow us to market, sell, manufacture and distribute RFID casino currency, readers and systems in the US.

Note 10. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended June 30, 2014, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at March 31, 2014	$1,656	$1	$1,657
Other comprehensive income	(131)	-	(131)
Balance at June 30, 2014	$1,525	$1	$1,526

Changes in accumulated other comprehensive income for the six months ended June 30, 2014, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2014	$1,676	$1	$1,677
Other comprehensive loss	(151)	-	(151)
Balance at June 30, 2014	$1,525	$1	$1,526

Note 11. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). He manages our operations on a consolidated basis and assesses overall corporate profitability in making decisions about corporate resource allocation. Our CEO is also the chief operating manager for each of our entities in the United States, France and Macau; that is, the individual locations do not have “segment” or “product line” managers who report to our CEO.

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	June 30,
	2014		2013
Revenues:
The Americas	$6,960	68.1%	$8,475	60.0%
Asia Pacific	2,685	26.3%	4,886	34.5%
Europe and Africa	571	5.6%	785	5.5%
Total	$10,216	100.0%	$14,146	100.0%

	Six Months Ended
	June 30,
	2014		2013
Revenues:
The Americas	$12,230	58.8%	$15,749	54.5%
Asia Pacific	7,490	36.1%	11,705	40.5%
Europe and Africa	1,055	5.1%	1,460	5.0%
Total	$20,775	100.0%	$28,914	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	June 30,
	2014		2013
Casino currency without RFID	$3,987	39.1%	$4,319	30.5%
Casino currency with RFID	781	7.6%	4,000	28.3%
Total casino currency	4,768	46.7%	8,319	58.8%
Playing cards	1,649	16.2%	1,576	11.1%
Table layouts	1,005	9.8%	1,174	8.3%
Table accessories and other products	988	9.7%	916	6.4%
Dice	655	6.4%	618	4.4%
Gaming furniture	577	5.6%	673	4.8%
RFID solutions	130	1.3%	407	2.9%
Shipping	444	4.3%	463	3.3%
Total	$10,216	100.0%	$14,146	100.0%

	Six Months Ended
	June 30,
	2014		2013
Casino currency without RFID	$6,264	30.2%	$9,396	32.5%
Casino currency with RFID	4,661	22.4%	8,349	28.9%
Total casino currency	10,925	52.6%	17,745	61.4%
Playing cards	3,187	15.3%	3,023	10.5%
Table layouts	1,861	9.0%	2,210	7.6%
Table accessories and other products	1,639	7.9%	1,716	5.9%
Dice	1,165	5.6%	1,236	4.3%
Gaming furniture	833	4.0%	1,211	4.2%
RFID solutions	376	1.8%	904	3.1%
Shipping	789	3.8%	869	3.0%
Total	$20,775	100.0%	$28,914	100.0%

For the six months ended June 30, 2014, one casino customer accounted for 12% of revenues and in the six months ended June 30, 2013, two casino customers accounted for 14% and 12% of total revenues.

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net:
France	$4,134	$4,502
Mexico	3,032	3,360
United States	2,843	2,987
Asia	130	147
Total	$10,139	$10,996

The following table presents our intangible assets by geographic area (in thousands):

	June 30, 2014	December 31, 2013
Intangible assets, net:
United States	$907	$964
France	16	21
Total	$923	$985

Note 12. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through June 30, 2014, we repurchased an aggregate of 282,922 shares of our common stock at a cost of $2,066,728, or a weighted-average price of $7.30 per share. As of June 30, 2014, 215,590 shares remain authorized for repurchase.

During the quarter ended June 30, 2014, no shares were repurchased. During the quarter ended June 30, 2013, we repurchased 20,201 shares of our common stock under this program at a cost of $162,696, or a weighted-average price of $8.05 per share.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. To assist the implementation of the program, our Board of Directors adopted a 10b5-1 Purchase Plan on December 3, 2012 (the “Plan”). As permitted by the Plan, on August 5, 2013, the Board of Directors elected to terminate the Plan effective August 12, 2013. While the Plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time. In addition to terminating the Plan, the Board of Directors imposed a minimum six month time period from the effective date of termination of the Plan before the Company could make any additional repurchases under the repurchase program.

Note 13. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average number of common shares outstanding - basic	7,916	7,949	7,916	8,038
Potential dilution from equity grants	-	-	-	78
Weighted-average number of common shares outstanding - diluted	7,916	7,949	7,916	8,116

As of June 30, 2014 and 2013, there were, respectively, up to 96,114 and 81,488 shares potentially issuable under option agreements that could potentially dilute quarterly basic earnings per share in the future. As of June 30, 2014 and 2013, there were, respectively, up to 99,602 and 77,934 shares potentially issuable under option agreements that could potentially dilute yearly basic earnings per share in the future.

For the three and six months ended June 30, 2014, and for the three months ended June 30, 2013, these shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s loss.

Note 14. Subsequent Events

On July 1, 2014, we purchased substantially all of the net gaming assets of GemGroup, a manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco® brand, for $19.75 million subject to certain post-closing working capital adjustments. $2 million of the purchase price was placed in escrow to guarantee GemGroup's indemnification obligations. We borrowed $10.0 million under a demand line of credit with HSBC Bank USA to partially fund the purchase.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. When we cross-reference to a “Note” herein, we are referring to the notes in Part I, Item 1. of this Form 10-Q. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Form 10-K for the period ended December 31, 2013.

Overview of Our Business

We custom manufacture and supply casino currency including low- and high-frequency radio frequency identification device (RFID) casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Blue Chip (BC®) and Bud Jones®. On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the recently acquired Gemaco® brand name (see Note 14 – Subsequent Events). GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

●	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured at our facility in San Luis Rio Colorado, Mexico and, since July 1, 2014, at our facility in Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas; Atlantic City, New Jersey; and Gulfport, Mississippi.

●	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

●	GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currency, manufactured in France or in Mexico, as well as RFID product solutions. Since July 1, 2014, GPI Asia also sells layouts manufactured in Macau.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, which typically represents approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. Our backlog, which reflects signed orders, was as follows at June 30, 2014 and June 30, 2013 (in millions):

	GPI Asia	GPI USA	GPI SAS	Total
June 30, 2014	$7.0	$4.0	$0.4	$11.4
June 30, 2013	$3.2	$4.7	$0.6	$8.5

Outlook

We do not anticipate that we will benefit from any casino openings in the remainder of 2014. We have received a significant order to supply new chips and plaques for a casino expansion in Macau. The order includes nearly 900,000 chips and over 137,000 plaques from the Company's Bourgogne et Grasset® and Bud Jones® brands totaling just under $6.4 million of revenue which should be recognized in the remainder of 2014.

In addition, the acquisition of the gaming assets of GemGroup will add the Gemaco® brand playing cards and table layouts to our domestic product portfolio and increase our US market share in both products. It also adds the manufacturing and sale of layouts to our Asia Pacific product offerings.

Financial and Operational Highlights

For the second quarter of 2014, our revenues were $10.2 million, a decrease of $3.9 million, or 27.8%, compared to revenues of $14.1 million for the same period of 2013.  For the second quarter of 2014, our net loss was $1.2 million, compared to a net loss of $0.1 million for the same period in 2013.

For the first six months of 2014, our revenues were $20.8 million, a decrease of $8.1 million, or 28.1%, compared to revenues of $28.9 million for the same period of 2013. For the first six months of 2014, our net loss was $2.3 million, compared to net income of $0.5 million for the same period of 2013.

The decrease in our results for the three and six months ended June 30, 2014, was directly attributable to the lack of orders for casino openings/expansions.

GPI SAS uses the euro as its functional currency. At June 30, 2014 and December 31, 2013, the US dollar to euro exchange rates were $1.36 and $1.38, respectively, which represents a 1.4% stronger dollar compared to the euro. The average exchange rates for the six months ended June 30, 2014 and 2013 were $1.36 and $1.31, respectively, which represents a 3.8% weaker dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At June 30, 2014 and December 31, 2013, the Mexican peso to US dollar exchange rates were 13.00 and 13.07, respectively, which represents a 0.5% weaker dollar compared to the peso. The average exchange rates for the six months ended June 30, 2014 and 2013 were 13.11 pesos and 12.56 pesos to the US dollar, respectively, which represents a 4.4% stronger dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At June 30, 2014 and December 31, 2013, the Macanese pataca to US dollar exchange rates were 7.84 and 7.87, respectively, which represents a 0.4% weaker dollar compared to the pataca. The average exchange rates for the six months ended June 30, 2014 and 2013 were 7.84 patacas to the US dollar.

Other Matters

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup for $19.75 million, subject to post-closing working capital adjustments, using a combination of cash and bank financing. GemGroup was a manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco® brand. We acquired the gaming assets of GemGroup to increase our card and layout recurring revenue and expand our footprint in the Asia market by manufacturing layouts in Macau. For additional information, see Note 14 – Subsequent Events.

In May 2013, we purchased certain assets of Blue Chip, a manufacturer of casino currency. The acquisition is part of our overall acquisition strategy to use our cash to acquire companies, products or technologies that enable us to grow and diversify our product offerings. We completed the asset acquisition on May 31, 2013 for a total consideration of $0.8 million. For additional information, see Note 2 – Acquisition.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of June 30, 2014, we have repurchased 282,922 shares and 215,590 shares remain authorized for repurchase.

On August 5, 2013, our Board of Directors voted to terminate our 10b5-1 purchase plan effective August 12, 2013. While the 10b5-1 purchase plan was terminated, the repurchase program remains in effect. However, there is no assurance that we will repurchase any additional shares under the repurchase program. For more information regarding the repurchase program, see Note 12 – Stockholders’ Equity.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Revenues	$10,216	100.0%	$14,146	100.0%	$(3,930)	(27.8)%
Cost of revenues	7,463	73.1%	9,761	69.0%	(2,298)	(23.5)%
Gross profit	2,753	26.9%	4,385	31.0%	(1,632)	(37.2)%
Selling, administrative, and research and development	3,803	37.2%	4,381	31.0%	(578)	(13.2)%
Operating (loss) income	(1,050)	(10.3)%	4	0.0%	(1,054)	(26,350.0)%
Other income and (expense), net	49	0.5%	(40)	(0.3)%	89	(222.5)%
Loss before income taxes	(1,001)	(9.8)%	(36)	(0.3)%	(965)	2,680.6%
Income tax provision	154	1.5%	18	0.1%	136	755.6%
Net loss	$(1,155)	(11.3)%	$(54)	(0.4)%	$(1,101)	2,038.9%

	Six Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Revenues	$20,775	100.0%	$28,914	100.0%	$(8,139)	(28.1)%
Cost of revenues	15,263	73.5%	20,249	70.0%	(4,986)	(24.6)%
Gross profit	5,512	26.5%	8,665	30.0%	(3,153)	(36.4)%
Selling, administrative, and research and development	7,611	36.6%	8,518	29.5%	(907)	(10.6)%
Operating (loss) income	(2,099)	(10.1)%	147	0.5%	(2,246)	(1,527.9)%
Other income and (expense), net	106	0.5%	38	0.1%	68	178.9%
(Loss) income before income taxes	(1,993)	(9.6)%	185	0.6%	(2,178)	(1,177.3)%
Income tax provision (benefit)	292	1.4%	(293)	(1.0)%	585	-
Net (loss) income	$(2,285)	(11.0)%	$478	1.6%	$(2,763)	(578.0)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Revenues:
The Americas	$6,960	68.1%	$8,475	60.0%	$(1,515)	(17.9%)
Asia Pacific	2,685	26.3%	4,886	34.5%	(2,201)	(45.0%)
Europe and Africa	571	5.6%	785	5.5%	(214)	(27.3%)
Total	$10,216	100.0%	$14,146	100.0%	$(3,930)	(27.8%)

	Six Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Revenues:
The Americas	$12,230	58.8%	$15,749	54.5%	$(3,519)	(22.3%)
Asia Pacific	7,490	36.1%	11,705	40.5%	(4,215)	(36.0%)
Europe and Africa	1,055	5.1%	1,460	5.0%	(405)	(27.7%)
Total	$20,775	100.0%	$28,914	100.0%	$(8,139)	(28.1%)

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Casino currency without RFID	$3,987	39.1%	$4,319	30.5%	$(332)	(7.7%)
Casino currency with RFID	781	7.6%	4,000	28.3%	(3,219)	(80.5%)
Total casino currency	4,768	46.7%	8,319	58.8%	(3,551)	(42.7%)
Playing cards	1,649	16.2%	1,576	11.1%	73	4.6%
Table layouts	1,005	9.8%	1,174	8.3%	(169)	(14.4%)
Table accessories and other products	988	9.7%	916	6.4%	72	7.9%
Dice	655	6.4%	618	4.4%	37	6.0%
Gaming furniture	577	5.6%	673	4.8%	(96)	(14.3%)
RFID solutions	130	1.3%	407	2.9%	(277)	(68.1%)
Shipping	444	4.3%	463	3.3%	(19)	(4.1%)
Total	$10,216	100.0%	$14,146	100.0%	$(3,930)	(27.8%)

	Six Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Casino currency without RFID	$6,264	30.2%	$9,396	32.5%	$(3,132)	(33.3%)
Casino currency with RFID	4,661	22.4%	8,349	28.9%	(3,688)	(44.2%)
Total casino currency	10,925	52.6%	17,745	61.4%	(6,820)	(38.4%)
Playing cards	3,187	15.3%	3,023	10.5%	164	5.4%
Table layouts	1,861	9.0%	2,210	7.6%	(349)	(15.8%)
Table accessories and other products	1,639	7.9%	1,716	5.9%	(77)	(4.5%)
Dice	1,165	5.6%	1,236	4.3%	(71)	(5.7%)
Gaming furniture	833	4.0%	1,211	4.2%	(378)	(31.2%)
RFID solutions	376	1.8%	904	3.1%	(528)	(58.4%)
Shipping	789	3.8%	869	3.0%	(80)	(9.2%)
Total	$20,775	100.0%	$28,914	100.0%	$(8,139)	(28.1%)

Comparison of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues. For the three months ended June 30, 2014, our revenues were $10.2 million, a decrease of $3.9 million, or 27.8%, compared to revenues of $14.1 million during the same period in 2013. The decrease in revenues was primarily attributable to the lack of orders for casino openings/ expansions during the same period in 2014.

For the six months ended June 30, 2014, our revenues were $20.8 million, a decrease of $8.1 million, or 28.1%, compared to revenues of $28.9 million during the same period in 2013. The decrease in revenues was primarily attributable to the lack of orders for casino openings/ expansions during the same period in 2014.

Cost of Revenues. For the three months ended June 30, 2014, cost of revenues was $7.5 million, a decrease of $2.3 million, or 23.5%, compared to cost of revenues of $9.8 million for the same period in 2013. As a percentage of revenues, our cost of revenues increased to 73.1% in 2014 compared to 69.0% in 2013.

For the six months ended June 30, 2014, cost of revenues was $15.3 million, a decrease of $4.9 million, or 24.6%, compared to cost of revenues of $20.2 million for the same period in 2013. As a percentage of revenues, our cost of revenues increased to 73.5% in 2014 compared to 70.0% in 2013.

Gross Profit. For the three months ended June 30, 2014, gross profit was $2.8 million, a decrease of $1.6 million, or 37.2%, compared to gross profit of $4.4 million for the same period in 2013. As a percentage of revenues, our gross profit decreased from 31.0% to 26.9%. This is mainly due to a decrease in sales of our currency products which caused fixed manufacturing costs to be allocated over a lower revenue base.

For the six months ended June 30, 2014, gross profit was $5.5 million, a decrease of $3.2 million, or 36.4%, compared to gross profit of $8.7 million for the same period in 2013. As a percentage of revenues, our gross profit decreased from 30.0% to 26.5%. This is mainly due to a decrease in sales of our currency products which caused fixed manufacturing costs to be allocated over a lower revenue base.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2014		2013		Change

Marketing and sales	$1,343	13.1%	$1,505	10.6%	$(162)	(10.8)%
General and administrative	2,043	20.0%	2,382	16.9%	(339)	(14.2)%
Research and development	417	4.1%	494	3.5%	(77)	(15.6)%
Total selling, administrative,
and research and development	$3,803	37.2%	$4,381	31.0%	$(578)	(13.2)%

For the three months ended June 30, 2014, selling, administrative, and research and development expenses were $3.8 million, a decrease of $0.6 million, or 13.2%, compared to selling, administrative, and research and development expenses of $4.4 million during the same period in 2013. Selling, administrative, and research and development expenses increased as a percent of revenue to 37.3% in the second quarter of 2014 from 31.0% in the same period in 2013.

Marketing and sales expenses decreased by $0.2 million during the second quarter of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.1 million in sales development expenses related to our marketing and sales in Asia.

General and administrative expenses, decreased by $0.3 million during the second quarter of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.1 million in compensation expense and $0.2 million in legal, consulting and audit costs.

Research and development expenses remained relatively unchanged in the second quarter of 2014 compared to the same period in 2013.

	Six Months Ended
	June 30,				Period-to-Period
	2014		2013		Change

Marketing and sales	$2,646	12.7%	$3,010	10.4%	$(364)	(12.1)%
General and administrative	4,111	19.8%	4,481	15.5%	(370)	(8.3)%
Research and development	854	4.1%	1,027	3.6%	(173)	(16.8)%
Total selling, administrative,
and research and development	$7,611	36.6%	$8,518	29.5%	$(907)	(10.6)%

For the six months ended June 30, 2014, selling, administrative, and research and development expenses were $7.6 million, a decrease of $0.9 million, or 10.6%, compared to selling, administrative, and research and development expenses of $8.5 million during the same period in 2013. Selling, administrative, and research and development expenses increased as a percent of revenue to 36.7% in the first six months of 2014 from 29.5% in the same period in 2013.

Marketing and sales expenses decreased by $0.4 million during the first six months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.1 million in compensation related costs, $0.1 million in sales development expenses related to our marketing and sales in Asia and $0.1 million in travel and trade-show related costs.

General and administrative expenses decreased by $0.4 million during the first six months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.3 million in legal, consulting and audit cost.

Research and development expenses decreased by $0.2 million during the first six months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.1 million in compensation expense.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Interest income	$49	0.5%	$54	0.4%	$(5)	(9.3)%
Other income	2	0.0%	13	0.1%	(11)	(84.6)%
Interest expense	-	0.0%	(2)	0.0%	2	(100.0)%
Loss on foreign currency transactions	(2)	0.0%	(105)	(0.8)%	103	(98.1)%
Total other income and (expense)	$49	0.5%	$(40)	(0.3)%	$89	(222.5)%

	Six Months Ended
	June 30,				Period-to-Period
	2014		2013		Change
Interest income	$128	0.6%	$115	0.4%	$13	11.3%
Other income	5	0.0%	18	0.1%	(13)	(72.2)%
Interest expense	-	0.0%	(4)	0.0%	4	(100.0)%
Loss on foreign currency transactions	(27)	(0.1)%	(91)	(0.4)%	64	(70.3)%
Total other income and (expense)	$106	0.5%	$38	0.1%	$68	178.9%

Income Taxes. Our effective income tax rate for the three months ended June 30, 2014 and 2013 was (15.4%) and (50.0%), respectively. Our effective tax rate for the three months ended June 30, 2014 was unfavorably affected by an increase in our estimate for the valuation allowance related to our foreign tax credits, offset by a favorable impact from the foreign rate differential on the income from our Macau subsidiary, GPI Asia, compared to the prior quarter.

Our effective income tax rate for the six months ended June 30, 2014 and 2013 was (14.7%) and (158.4%), respectively. Our effective tax rate for the six months ended June 30, 2014 was unfavorably affected by an increase in the valuation allowance related to our foreign tax credits, offset by a favorable impact from the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the tax benefit from a research credit from our French subsidiary, GPI SAS. Without the increase in the valuation allowance related to foreign tax credits, our effective tax rate for the three and six months ended June 30, 2014 would have been 0.6% and 9.1%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at June 30, 2014 or December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically our primary source of liquidity and capital resources has been cash from operations. On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. GPI USA borrowed $10.0 million under the line of credit to finance the acquisition of GemGroup. The line of credit is secured by a lien on all of the assets of GPI USA and is guaranteed by GPIC. The line of credit is subject to renewal by the bank in its sole discretion on June 30 of each year. Other potential sources of liquidity and capital resources include, but are not limited to, marketable securities and potential bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, any purchases of common stock under our stock repurchase program, litigation, potential dividends or acquisitions.

At June 30, 2014, we had $15.5 million in cash and cash equivalents, $10.0 million in current restricted cash and $5.0 million in marketable securities, totaling $30.5 million. Of this amount, $22.3 million is held by GPI USA, of which $18.7 million was used for the acquisition of GemGroup, $6.5 million is held by GPI SAS, and $1.7 million is held by GPI Asia. Of those amounts held outside the United States, we would be subject to taxation if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	June 30,	December 31,	Period-to-Period
	2014	2013	Change
Cash and cash equivalents	$15,517	$14,492	$1,025	7.1%
Marketable securities	4,989	5,724	(735)	(12.8)%
Working capital	29,800	32,069	(2,269)	(7.1)%
Current ratio	2.8	6.3

At June 30, 2014, working capital totaled $29.8 million, a decrease of $2.3 million, or 7.1%, compared to working capital of $32.1 million at December 31, 2013. The change in working capital was due to an increase in current liabilities of $10.8 million, offset by an increase in current assets of $8.5 million. The increase in current liabilities was due primarily to increases in short term debt of $10.0 million and in customer deposits and deferred revenue of $0.7 million. The increase in current assets was due primarily to increases in restricted cash for $10.0 million, in cash and cash equivalents for $1.0 million and in inventories for $0.7 million, offset by decreases in accounts receivables of $1.7 million, in marketable securities of $0.7 million and in other current expenses of $0.6 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2014	2013	Change
Operating activities	$1,590	$(4,369)	$5,959	(136.4%)
Investing activities	(10,543)	5,907	(16,450)	(278.5%)
Financing activities	10,000	(885)	10,885	(1,229.9%)
Effect of exchange rates	(22)	(217)	195	(89.9%)
Net change	$1,025	$436	$589	135.1%

The increase in cash flows provided by operating activities was primarily caused by an increase in liabilities of $4.8 million and an increase in assets of $2.6 million, offset by a decrease in non-cash items of $1.5 million.

The decrease in cash flows provided by investing activities was primarily due to the allocation of $10.0 million of funds from the demand line of credit to restricted cash (see Note 8 – Restricted Cash and Debt), a decrease in net sales of marketable securities of $7.2 million, and by the payment of a $1.0 million deposit for the acquisition of GemGroup (see Note 9 – Commitments and Contingencies), offset by a decrease in the purchase of business assets of $0.8 million and a decrease of capital expenditures of $1.0 million during the six months ended June 30, 2014, compared to the same period in 2013.

The increase in cash flows provided by financing activities was due to the inflow of funds from the demand line of credit for $10.0 million (see Note 8 – Restricted Cash and Debt) and the lack of common stock repurchases in the six months ended June 30, 2014.

Capital Expenditures. We plan to purchase approximately $1.7 million in property, plant, and equipment during the remainder of 2014. In the first six months of 2014, we purchased $0.2 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At June 30, 2014, our backlog of signed orders for 2014 was $11.4 million, consisting of $7.0 million for GPI Asia, $4.0 million for GPI USA, and $0.4 million for GPI SAS. At June 30, 2013, our backlog of signed orders for 2013 was $8.5 million, consisting of $3.2 million for GPI Asia, $4.7 million for GPI USA, and $0.6 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million (see Note 8 – Restricted Cash and Debt).

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, potential acquisitions and integrations, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and our ability to capitalize on any such growth opportunities. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")as of June 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of June 30, 2014, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None, except as set forth in Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the second quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Binding letter of intent, dated March 13, 2014, between Gaming Partners International Corporation and GemGroup, Inc. (incorporated by reference to Exhibit 10.0 to GPI's Quarterly Report on Form 10-Q (SEC File No. 0-23588) filed May 13, 2014)

10.2	Asset Purchase Agreement, dated July 1, 2014, among Gaming Partners International Corporation and GemGroup Inc., Gemaco Inc, GemAsia LLC, GemTechc LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent (incorporated by reference to Exhibit 2.1 to GPI's Form 8-K (SEC File No. 0-23588) filed on July 7, 2014)

10.3	Demand line of credit agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association; Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association; Security Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association; and Unlimited Guaranty, dated June 26, by Gaming Partners International Corporation for the benefit of HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to GPI's Form 8-K (SEC File No. 0-23588) filed on July 7, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 12, 2014	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer, Treasurer and Secretary

Date: August 12, 2014	By:	/s/ Alain M. Thieffry
Alain M. Thieffry
Interim Chief Financial Officer

