Form 10-Q
period 2014-09-30
Gaming Partners International CORP
filed 2014-11-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2014 was 7,916,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,745	$14,492
Marketable securities	1,597	5,724
Accounts receivable, net	10,628	5,905
Inventories	10,730	7,407
Prepaid expenses	706	965
Deferred income tax asset	619	628
Other current assets	2,454	3,054
Total current assets	36,479	38,175
Property and equipment, net	14,460	10,996
Intangibles, net	2,873	985
Goodwill	10,275	-
Deferred income tax asset	3,220	3,643
Inventories, non-current	443	175
Other assets	2,239	1,475
Total assets	$69,989	$55,449
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Demand line of credit	$10,000	$-
Accounts payable	4,791	2,291
Accrued liabilities	4,140	2,918
Customer deposits and deferred revenue	2,175	646
Income taxes payable	244	251
Total current liabilities	21,350	6,106
Deferred income tax liability	1,821	1,870
Other liabilities	51	-
Total liabilities	23,222	7,976
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,207,077 and 7,916,094 issued and outstanding, respectively	82	82
Additional paid-in capital	19,877	19,771
Treasury stock at cost: 290,983 shares	(2,262)	(2,262)
Retained earnings	28,688	28,205
Accumulated other comprehensive income	382	1,677
Total stockholders' equity	46,767	47,473
Total liabilities and stockholders' equity	$69,989	$55,449

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$20,253	$13,519	$41,028	$42,433
Cost of revenues	13,447	9,095	28,710	29,343
Gross profit	6,806	4,424	12,318	13,090
Marketing and sales	1,840	1,683	4,486	4,692
General and administrative	2,041	2,249	6,151	6,730
Research and development	324	467	1,178	1,495
Operating income	2,601	25	503	173
Other income and (expense), net	127	(8)	232	30
Income before income taxes	2,728	17	735	203
Income tax provision (benefit)	(40)	(66)	252	(359)
Net income	$2,768	$83	$483	$562
Earnings per share:
Basic	$0.35	$0.01	$0.06	$0.07
Diluted	$0.35	$0.01	$0.06	$0.07
Weighted-average shares of common stock outstanding:
Basic	7,916	7,917	7,916	7,950
Diluted	8,015	8,001	8,016	8,033

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$2,768	$83	$483	$562
Other comprehensive income:
Unrealized gain on securities, net of tax	-	-	-	(1)
Amortization of pension transition asset, net of tax	-	-	-	4
Foreign currency translation adjustment	(1,145)	606	(1,295)	161
Other comprehensive (loss) income, net of tax	(1,145)	606	(1,295)	164
Total comprehensive (loss) income	$1,623	$689	$(812)	$726

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	562	-	562
Repurchases of common stock	(129,810)	-	-	(1,013)	-	-	(1,013)
Unrealized gain on securities, net of tax	-	-	-	-	-	(1)	(1)
Stock compensation expense	-	-	168	-	-	-	168
Amortization of pension transition asset,
net of tax	-	-	-	-	-	4	4
Foreign currency translation adjustment	-	-	-	-	-	161	161
Balance, September 30, 2013	7,916,094	$82	$19,731	$(2,263)	$27,601	$1,351	$46,502
Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net income	-	-	-	-	483	-	483
Stock compensation expense	-	-	106	-	-	-	106
Foreign currency translation adjustment	-	-	-	-	-	(1,295)	(1,295)
Balance, September 30, 2014	7,916,094	$82	$19,877	$(2,262)	$28,688	$382	$46,767

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$483	$562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,861	1,704
Amortization of intangible assets	140	105
Provision (benefit) for bad debt	100	(6)
Deferred income taxes	376	(1,005)
Stock compensation expense	106	168
Loss on sale of property and equipment	25	-
(Gain) on sale of marketable securities	(6)	(13)
Change in operating assets and liabilities:
Accounts receivable	(2,547)	(943)
Inventories	(1,953)	(227)
Prepaid expenses and other current assets	868	(1,056)
Non-current other assets	(833)	75
Accounts payable	1,297	(373)
Customer deposits and deferred revenue	1,548	(1,380)
Accrued liabilities	473	(2,206)
Income taxes payable	(7)	(327)
Net cash provided by (used in) operating activities	1,931	(4,922)
Cash Flows from Investing Activities
Purchases of marketable securities	(4,603)	(2,107)
Proceeds from sale of marketable securities	8,537	9,351
Purchase of business assets	(19,750)	(775)
Purchase of intangible assets	(25)	-
Capital expenditures	(402)	(1,542)
Proceeds from sale of property and equipment	14	-
Net cash (used in) provided by investing activities	(16,229)	4,927
Cash Flows from Financing Activities
Proceeds from demand line of credit	10,000	-
Repurchases of common stock	-	(1,013)
Net cash provided by (used in) financing activities	10,000	(1,013)
Effect of exchange rate changes on cash	(449)	(153)
Net decrease in cash and cash equivalents	(4,747)	(1,161)
Cash and cash equivalents, beginning of period	14,492	14,038
Cash and cash equivalents, end of period	$9,745	$12,877
Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$-
Cash (received) paid for income taxes, net of refunds	$(780)	$1,684
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$163	-

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana, S.A. de C.V (GPI Mexicana) our maquiladora manufacturing operation in Mexico), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia). On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup Inc. and its subsidiaries (GemGroup) (see Note 2– Acquisition). Our subsidiaries have the following distribution and product focus:

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

•

GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currencies, manufactured in France or in Mexico, as well as radio frequency identification device (RFID) product solutions. Since July 1, 2014, GPI Asia also sells layouts manufactured in Macau.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling stockholder. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), Bud Jones® and Blue Chip (BC®). On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the recently acquired Gemaco® brand name (see Note 2 – Acquisition). GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company,” “us,” “we” or “our.”

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

Goodwill and Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.

Intangible assets are amortized on a straight-line basis over their economic lives. When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of an intangible asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related intangible asset.

Recently Issued Accounting Standards

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

Note 2. Acquisition

On July 1, 2014, we purchased substantially all of the gaming assets of GemGroup (Acquired Business), a manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco® brand, for $19.75 million subject to certain post-closing working capital adjustments. Two million dollars of the purchase price was placed in escrow to secure GemGroup's indemnification obligations. We borrowed $10.0 million under a demand line of credit with HSBC Bank USA, to partially fund the purchase. This acquisition strengthens our manufacturing capabilities and increases our US market share in both playing cards and table layouts, two important sources of recurring revenue. Further, it expands our product offerings in the growing Asia-Pacific region as the Gemaco brand has a strong market presence in the Asia-Pacific layout business. This acquisition was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. As a result, the gaming assets and liabilities of GemGroup are recorded as of the completion of the acquisition, at their respective estimated fair values, and consolidated with our assets and liabilities. The results of the Acquired Business have been consolidated with the Company beginning on the date of the acquisition (July 1, 2014).

As of September 30, 2014, $0.3 million of acquisition related expenses were incurred.

The following table describes the acquisition consideration paid, or estimated to be paid (dollars in thousands):

Cash	$19,750
Purchase agreement contingencies	249
Total preliminary estimated acquisition consideration	$19,999

The purchase agreement contingencies represent our best estimate, as of the release of this Form 10-Q, of the closing working capital adjustment.

The estimated acquisition consideration has been preliminarily assigned based on estimates of the fair values of assets and liabilities acquired as of the acquisition date. The assignment of the preliminary estimated acquisition consideration is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The final amounts allocated to assets acquired and liabilities assumed could differ materially from the amounts presented in the unaudited pro forma condensed consolidated combined financial statements. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, expected during the fourth quarter of 2014.

The assignment of the preliminary estimated acquisition consideration is as follows (dollars in thousands):

Accounts receivable	$2,317
Inventories	1,961
Prepaid Expenses	70
Other current assets	40
Property and Equipment	5,126
Intangible assets	2,004
Goodwill	10,275
Accounts payable	(1,126)
Accrued liabilities	(617)
Other liabilities	(51)
Total preliminary estimated acquisition consideration	$19,999

The fair value of the significant identified intangible assets was estimated using the market approach and income approach. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense is $2.0 million, with a residual value estimated to be zero and weighted-average amortization period of 15 years, subject to final determination. Goodwill arising from the acquisition is mainly attributable to synergies and improved market position.

The company’s consolidated net revenues for the quarter ended September 30, 2014, included $5.6 million attributable to the Acquired Business since the acquisition. Due to continued integration of the combined businesses since the day of acquisition, it is impracticable to determine the earnings or loss contributed by the acquisition.

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2013, and for the nine months ended September 30, 2014 and 2013 have been prepared as if the acquisition of the gaming assets of GemGroup had occurred at January 1, 2013 (unaudited; in thousands, except per share data):

	Total
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2014	2013
Net revenues	$19,391	$53,408	$59,942

Net income attributable to common stockholders	$568	$1,375	$1,935

Earnings per share—Basic	$0.07	$0.17	$0.24

Earnings per share—Diluted	$0.07	$0.17	$0.24

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations do not include the final adjustments to net income to give the final effects to depreciation of property, plant and equipment acquired and amortization of intangible assets acquired as the Company currently is working to complete its valuation of the assets and liabilities acquired and is unable to determine those final effects. Upon completion of the valuation, the Company intends to make adjustments for these items in future pro forma disclosures. These unaudited pro forma consolidated results of operations were derived, in part, from the historical financial statements of GemGroup and other available information and assumptions believed to be reasonable under the circumstances.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	September 30, 2014			December 31, 2013
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

Macau S.A.R., China	$5,324	$-	$5,324	$3,096	$-	$3,096
United States	3,369	-	3,369	11,052	-	11,052
France	1,052	1,597	2,649	344	5,724	6,068
Total	$9,745	$1,597	$11,342	$14,492	$5,724	$20,216

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$1,269	$-	$1,269	$4,680	$-	$4,680
Bond mutual funds	328	-	328	1,044	-	1,044
Total marketable securities	$1,597	$-	$1,597	$5,724	$-	$5,724

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2014, one casino customer accounted for 35% of our accounts receivable balance. In October 2014, this client paid the majority of the outstanding balance. At December 31, 2013, we had one casino customer that accounted for 10% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
September 30, 2014	$114	$100	$-	$(2)	$212
December 31, 2013	$152	$(39)	$-	$1	$114

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$6,123	$4,957
Work in progress	2,354	937
Finished goods	2,696	1,688
Total inventories	$11,173	$7,582

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2014	December 31, 2013
Current	$10,730	$7,407
Non-current	443	175
Total inventories	$11,173	$7,582

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$1,796	$1,792
Buildings and improvements	10,072	8,897
Equipment and furniture	24,918	21,801
Vehicles	474	475
	37,260	32,965
Less accumulated depreciation	(22,800)	(21,969)
Property and equipment, net	$14,460	$10,996

Depreciation expense for the three months ended September 30, 2014 and 2013 was $751,000 and $574,000, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,861,000 and $1,704,000 respectively.

Note 7. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)

Trademarks	$1,742	$(296)	$1,446	$631	$(240)	391	10-15
Patents	542	(494)	48	517	(480)	37	13-14
Customer list	1,298	(81)	1,217	513	(30)	483	10-15
Other intangible assets	208	(46)	162	103	(29)	74	3-10
Total intangible assets	$3,790	$(917)	$2,873	$1,764	$(779)	$985

On July 1st, 2014, GPI acquired the gaming assets of GemGroup (see Note 2 – Acquisition). As of September 30, 2014 and based on the preliminary purchase price allocation, we acquired $10.3 million of goodwill and $2.0 million of intangible assets, including a trademark, a customer list and a non-compete agreement

Amortization expense for intangible assets for the three months ended September 30, 2014 and 2013 was $79,000 and $42,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2014 and 2013 was $140,000 and $105,000, respectively.

Note 8. Debt

On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. GPI USA borrowed $10.0 million under the line of credit to finance the acquisition of GemGroup (see Note 2 – Acquisition). The line of credit is secured by a lien on all of the assets of GPI USA. The line of credit is guaranteed by GPIC and is subject to renewal by HSBC Bank USA in its sole discretion on June 30th of each year.

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

Commitments

On March 13, 2014, we entered into a binding letter of intent to acquire substantially all of the net gaming assets of GemGroup for $22.5 million. In accordance with the letter of intent, we deposited $1.0 million with an escrow agent. The purchase price was subsequently adjusted to $19.75 million pursuant to an amended binding letter of intent dated May 20, 2014. On July 1, 2014, we completed the acquisition of GemGroup for $19.75 million, subject to certain post-closing working capital adjustments. We financed the acquisition using a combination of cash and bank financing (see Note 2 – Acquisition).

As of September 30, 2014, we had exclusive rights to two patents (licensed from IGT) related to RFID for use in casino currencies, as well as any gaming table tracking system and method. The patents expire in 2015 and cumulative minimum payments for these rights were $125,000. On July 8, 2014, we acquired the two patents for $25,000. These patents allow us to market, sell, manufacture and distribute RFID casino currency, readers and systems in the US.

Note 10. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended September 30, 2014, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at June 30, 2014	$1,525	$1	$1,526
Other comprehensive income	(1,144)	-	(1,144)
Balance at September 30, 2014	$381	$1	$382

Changes in accumulated other comprehensive income for the nine months ended September 30, 2014, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2014	$1,676	$1	$1,677
Other comprehensive loss	(1,295)	-	(1,295)
Balance at September 30, 2014	$381	$1	$382

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	September 30,
	2014		2013
Revenues:
The Americas	$12,323	60.9%	$8,173	60.4%
Asia Pacific	6,909	34.1%	4,414	32.7%
Europe and Africa	1,021	5.0%	932	6.9%
Total	$20,253	100.0%	$13,519	100.0%

	Nine Months Ended
	September 30,
	2014		2013
Revenues:
The Americas	$24,553	59.8%	$23,922	56.4%
Asia Pacific	14,399	35.1%	16,119	38.0%
Europe and Africa	2,076	5.1%	2,392	5.6%
Total	$41,028	100.0%	$42,433	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	September 30,
	2014		2013

Casino currency without RFID	$5,006	24.8%	$4,402	32.6%
Casino currency with RFID	4,636	22.9%	2,590	19.2%

Total casino currency	9,642	47.7%	6,992	51.8%

Playing cards	6,281	31.0%	1,803	13.3%
Table layouts	1,790	8.8%	991	7.3%
Table accessories and other products	672	3.3%	1,129	8.3%
Dice	609	3.0%	576	4.3%
Gaming furniture	223	1.1%	871	6.4%
RFID solutions	180	0.9%	674	5.0%
Shipping	856	4.2%	483	3.6%
Total	$20,253	100.0%	$13,519	100.0%

	Nine Months Ended
	September 30,
	2014		2013

Casino currency without RFID	$11,270	27.5%	$13,798	32.5%
Casino currency with RFID	9,297	22.7%	10,939	25.8%

Total casino currency	20,567	50.2%	24,737	58.3%

Playing cards	9,468	23.0%	4,827	11.4%
Table layouts	3,651	8.9%	3,200	7.5%
Table accessories and other products	2,310	5.6%	2,845	6.7%
Dice	1,774	4.3%	1,812	4.3%
Gaming furniture	1,056	2.6%	2,082	4.9%
RFID solutions	556	1.4%	1,578	3.7%
Shipping	1,646	4.0%	1,352	3.2%
Total	$41,028	100.0%	$42,433	100.0%

For the nine months ended September 30, 2014, one casino customer accounted for 10% of revenues and in the nine months ended September 30, 2013, one casino customer accounted for 10% of total revenues.

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net:
United States	$7,759	$2,987
France	3,755	4,502
Mexico	2,791	3,360
Asia	155	147
Total	$14,460	$10,996

The following table presents our intangible assets by geographic area (in thousands):

	September 30, 2014	December 31, 2013
Intangible assets, net:
United States	$2,316	$964
Asia	544	-
France	13	21
Total	$2,873	$985

Note 12. Stockholders’ Equity

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through September 30, 2014, we repurchased an aggregate of 282,922 shares of our common stock at a cost of $2,066,728, or a weighted-average price of $7.30 per share. As of September 30, 2014, 215,590 shares remain authorized for repurchase.

During the quarter ended September 30, 2014, no shares were repurchased. During the quarter ended September 30, 2013, we repurchased 15,869 shares of our common stock under this program at a cost of $127,517, or a weighted-average price of $8.04 per share.

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

Note 13. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average number of common shares outstanding - basic	7,916	7,917	7,916	7,950
Potential dilution from equity grants	99	84	100	83
Weighted-average number of common shares outstanding - diluted	8,015	8,001	8,016	8,033

Note 14. Subsequent events

On November 5, 2014, we informed approximately 100 full-time employees that we would be relocating our Mexican based card production to our facility in Blue Springs, Missouri. In the remainder of 2014, we expect to incur approximately $0.4 million of pre-tax, one time charges in connection with the transition, most of which will be cash expenditures. These charges include primarily employee separation costs as well as equipment and inventory impairment charges and travel and training costs. We expect the relocation to be completed by the end of the first quarter of 2015. The relocation is expected to provide significant savings in the manufacturing of cards and is in line with the Company's overall plan to streamline its operations and reduce its overhead and operating expenses.

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

Overview of Our Business

We custom manufacture and supply casino currency including low- and high-frequency radio frequency identification device (RFID) casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services), table layouts, playing cards, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Blue Chip (BC®) and Bud Jones®. On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the recently acquired Gemaco® brand name (see Note 2 – Acquisition). GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia.  Our subsidiaries have the following distribution and product focus:

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

•

GPI Asia, with an office in Macau S.A.R., China, is the exclusive distributor of GPI USA and GPI SAS products in the Asia-Pacific region. GPI Asia primarily sells casino currencies, manufactured in France or in Mexico, as well as RFID product solutions. Since July 1, 2014, GPI Asia also sells layouts manufactured in Macau.

Historically, we have experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue. These fluctuations primarily reflect the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, our primary product line, which typically represents approximately 60% of our revenues. The timing of these events is difficult to forecast and largely beyond our ability to influence, and results in variability in our revenues and earnings. While we pursue most large projects years in advance, both large and small sales opportunities arise with little prior notice. Our backlog, which reflects signed orders to be delivered in 2014 (does not include orders generated from the Acquired Business), was as follows at September 30, 2014 and September 30, 2013 (in millions):

	GPI Asia	GPI USA	GPI SAS	Total
September 30, 2014	$5.7	$3.7	$0.4	$9.8
September 30, 2013	$2.3	$3.1	$1.2	$6.6

Outlook

We will not benefit from any major casino opening in the remainder of 2014. However, we anticipate securing and delivering orders in both the Americas and the Asia Pacific region in 2015.

Following our acquisition of GemGroup, we have started consolidating our card production to Blue Springs, Missouri. In the remainder of 2014, we expect to incur approximately $0.4 million of pre-tax, one time charges in connection with the transition but expect significant savings in the manufacturing of cards, our major recurring revenue product line. This is in line with our overall plan to streamline our operations and to continue reducing our operating expenses.

Financial and Operational Highlights

For the third quarter of 2014, our revenues were $20.3 million, an increase of $6.8 million, or 49.8%, compared to revenues of $13.5 million for the same period of 2013.  For the third quarter of 2014, our net income was $2.8 million, compared to a net income of $0.1 million for the same period in 2013. The increase in our results for the three months ended September 30, 2014, was due to the additional income attributable to the Acquired Business and the increase of currency sales in the Asia region.

For the first nine months of 2014, our revenues were $41.0 million, a decrease of $1.4 million, or 3.3%, compared to revenues of $42.4 million for the same period of 2013. For the first nine months of 2014, our net income was $0.5 million, compared to net income of $0.6 million for the same period of 2013. The decrease in our results for the nine months ended September 30, 2014, was due to the overall decrease in currency sales and the increase in income tax expense, offset by the additional income attributable to the Acquired Business.

GPI SAS uses the euro as its functional currency. At September 30, 2014 and December 31, 2013, the US dollar to euro exchange rates were $1.27 and $1.38, respectively, which represents a 7.9% stronger dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2014 and 2013 were $1.36 and $1.32, respectively, which represents a 3.0% weaker dollar compared to the euro.

GPI Mexicana uses the US dollar as its functional currency. At September 30, 2014 and December 31, 2013, the Mexican peso to US dollar exchange rates were 13.49 and 13.07, respectively, which represents a 3.2% stronger dollar compared to the peso. The average exchange rates for the nine months ended September 30, 2014 and 2013 were 13.11 pesos and 12.68 pesos to the US dollar, respectively, which represents a 3.4% stronger dollar compared to the Mexican peso.

GPI Asia uses the US dollar as its functional currency. At September 30, 2014 and December 31, 2013, the Macanese pataca to US dollar exchange rates was 7.87. The average exchange rates for the nine months ended September 30, 2014 and 2013 were 7.84 patacas to the US dollar.

Other Matters

On July 1, 2014, we acquired substantially all of the gaming assets of GemGroup for $19.75 million, subject to post-closing working capital adjustments, using a combination of cash and bank financing. GemGroup was a manufacturer of casino currency, cards and table layouts primarily sold under the Gemaco brand. We acquired the gaming assets of GemGroup to increase our card and layout recurring revenue and expand our footprint in the Asia market by manufacturing layouts in Macau. For additional information, see Note 2 – Acquisition.

On December 1, 2011, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to five percent, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. As of September 30, 2014, we have repurchased 282,922 shares and 215,590 shares remain authorized for repurchase.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2014		2013		Change
Revenues	$20,253	100.0%	$13,519	100.0%	$6,734	49.8%
Cost of revenues	13,447	66.4%	9,095	67.3%	4,352	47.9%
Gross profit	6,806	33.6%	4,424	32.7%	2,382	53.8%
Selling, administrative, and research and development	4,205	20.8%	4,399	32.5%	(194)	(4.4)%
Operating income	2,601	12.8%	25	0.2%	2,576	10,304.0%
Other income and (expense), net	127	0.6%	(8)	(0.1)%	135	(1,687.5)%
Loss before income taxes	2,728	13.4%	17	0.1%	2,711	15,947.1%
Income tax (benefit)	(40)	(0.2)%	(66)	(0.5)%	26	(39.4)%
Net income	$2,768	13.6%	$83	0.6%	$2,685	3,234.9%

	Nine Months Ended
	September 30,				Period-to-Period
	2014		2013		Change
Revenues	$41,028	100.0%	$42,433	100.0%	$(1,405)	(3.3)%
Cost of revenues	28,710	70.0%	29,343	69.2%	(633)	(2.2)%
Gross profit	12,318	30.0%	13,090	30.8%	(772)	(5.9)%
Selling, administrative, and research and development	11,815	28.8%	12,917	30.4%	(1,102)	(8.5)%
Operating income	503	1.2%	173	0.4%	330	190.8%
Other income and (expense), net	232	0.6%	30	0.1%	202	673.3%
Income before income taxes	735	1.8%	203	0.5%	532	262.1%
Income tax provision (benefit)	252	0.6%	(359)	(0.8)%	611	(170.2)%
Net income	$483	1.2%	$562	1.3%	$(79)	(14.1)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2014		2013		Change
Revenues:
The Americas	$12,323	60.9%	$8,173	60.4%	$4,150	50.8%
Asia Pacific	6,909	34.1%	4,414	32.7%	2,495	56.5%
Europe and Africa	1,021	5.0%	932	6.9%	89	9.5%
Total	$20,253	100.0%	$13,519	100.0%	$6,734	49.8%

	Nine Months Ended
	September 30,				Period-to-Period
	2014		2013		Change
Revenues:
The Americas	$24,553	59.8%	$23,922	56.4%	$631	2.6%
Asia Pacific	14,399	35.1%	16,119	38.0%	(1,720)	(10.7)%
Europe and Africa	2,076	5.1%	2,392	5.6%	(316)	(13.2)%
Total	$41,028	100.0%	$42,433	100.0%	$(1,405)	(3.3)%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2014		2013		Change

Casino currency without RFID	$5,006	24.8%	$4,402	32.6%	$604	13.7%
Casino currency with RFID	4,636	22.9%	2,590	19.2%	2,046	79.0%
Total casino currency	9,642	47.7%	6,992	51.8%	2,650	37.9%

Playing cards	6,281	31.0%	1,803	13.3%	4,478	248.4%
Table layouts	1,790	8.8%	991	7.3%	799	80.6%
Table accessories and other products	672	3.3%	1,129	8.3%	(457)	(40.5)%
Dice	609	3.0%	576	4.3%	33	5.7%
Gaming furniture	223	1.1%	871	6.4%	(648)	(74.4)%
RFID solutions	180	0.9%	674	5.0%	(494)	(73.3)%
Shipping	856	4.2%	483	3.6%	373	77.2%
Total	$20,253	100.0%	$13,519	100.0%	$6,734	49.8%

	Nine Months Ended
	September 30,				Period-to-Period
	2014		2013		Change

Casino currency without RFID	$11,270	27.5%	$13,798	32.5%	$(2,528)	(18.3)%
Casino currency with RFID	9,297	22.7%	10,939	25.8%	(1,642)	(15.0)%
Total casino currency	20,567	50.2%	24,737	58.3%	(4,170)	(16.9)%

Playing cards	9,468	23.0%	4,827	11.4%	4,641	96.1%
Table layouts	3,651	8.9%	3,200	7.5%	451	14.1%
Table accessories and other products	2,310	5.6%	2,845	6.7%	(535)	(18.8)%
Dice	1,774	4.3%	1,812	4.3%	(38)	(2.1)%
Gaming furniture	1,056	2.6%	2,082	4.9%	(1,026)	(49.3)%
RFID solutions	556	1.4%	1,578	3.7%	(1,022)	(64.8)%
Shipping	1,646	4.0%	1,352	3.2%	294	21.7%
Total	$41,028	100.0%	$42,433	100.0%	$(1,405)	(3.3)%

Comparison of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues. For the three months ended September 30, 2014, our revenues were $20.3 million, an increase of $6.8 million, or 49.8%, compared to revenues of $13.5 million during the same period in 2013. The increase was primarily attributable to the additional revenues from the Acquired Business and the increase of currency sales in the Asia region.

For the nine months ended September 30, 2014, our revenues were $41.0 million, a decrease of $1.4 million, or 3.31%, compared to revenues of $42.4 million during the same period in 2013. The decrease was primarily attributable to the lack of orders for casino openings/ expansions during the first semester of 2014, offset by the additional revenues from the Acquired Business.

Cost of Revenues. For the three months ended September 30, 2014, cost of revenues was $13.4 million, an increase of $4.3 million, or 47.9%, compared to cost of revenues of $9.1 million for the same period in 2013. As a percentage of revenues, our cost of revenues decreased to 66.4% in 2014 compared to 67.3% in 2013.

For the nine months ended September 30, 2014, cost of revenues was $28.7 million, a decrease of $0.7 million, or 2.2%, compared to cost of revenues of $29.3 million for the same period in 2013. As a percentage of revenues, our cost of revenues increased to 70.0% in 2014 compared to 69.2% in 2013.

Gross Profit. For the three months ended September 30, 2014, gross profit was $6.8 million, an increase of $2.4 million, or 53.8%, compared to gross profit of $4.4 million for the same period in 2013. As a percentage of revenues, our gross profit increased from 32.7% to 33.6%. This is mainly due to an increase in sales of our currency products which caused fixed manufacturing costs to be allocated over a greater revenue base.

For the nine months ended September 30, 2014, gross profit was $12.3 million, a decrease of $0.8 million, or 5.9%, compared to gross profit of $13.1 million for the same period in 2013. As a percentage of revenues, our gross profit decreased from 30.8% to 30.0%. This is mainly due to a decrease in sales of our currency products which caused fixed manufacturing costs to be allocated over a lower revenue base.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2014		2013		Change

Marketing and sales	$1,840	9.1%	$1,683	12.4%	$157	9.3%
General and administrative	2,041	10.1%	2,249	16.7%	(208)	(9.2)%
Research and development	324	1.6%	467	3.5%	(143)	(30.6%
Total selling, administrative,
and research and development	$4,205	20.8%	$4,399	32.6%	$(194)	(4.4)%

For the three months ended September 30, 2014, selling, administrative, and research and development expenses were $4.2 million, a decrease of $0.2 million, or 4.4%, compared to selling, administrative, and research and development expenses of $4.4 million during the same period in 2013. Selling, administrative, and research and development expenses decreased as a percent of revenue to 20.8% in the third quarter of 2014 from 32.6% in the same period in 2013.

Marketing and sales expenses increased by $0.2 million during the third quarter of 2014, compared to the same period in 2013. This is primarily due to an increase of $0.5 million in expenses associated with the Acquired Business (see Note2 – Acquisition), offset by a decrease of $0.3 million in trade-show cost. The decrease in trade-show costs is mainly related to the scheduling of the G2E Las Vegas trade-show. We will account for the cost of the trade-show in the fourth quarter of 2014 whereas in 2013 it was accounted for in the third quarter.

General and administrative expenses decreased by $0.2 million during the third quarter of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.3 million in compensation expense and $0.2 million in legal, consulting and audit costs, offset by $0.4 million in expenses associated with the Acquired Business (see Note2 – Acquisition).

Research and development expenses decreased by $0.1 million during the third quarter of 2014, compared to the same period in 2013.

	Nine Months Ended
	September 30,				Period-to-Period
	2014		2013		Change

Marketing and sales	$4,486	10.9%	$4,692	11.1%	$(206)	(4.4)%
General and administrative	6,151	15.0%	6,730	15.9%	(579)	(8.6)%
Research and development	1,178	2.9%	1,495	3.5%	(317)	(21.2%
Total selling, administrative,
and research and development	$11,815	28.8%	$12,917	30.5%	$(1,102)	(8.5)%

For the nine months ended September 30, 2014, selling, administrative, and research and development expenses were $11.8 million, a decrease of $1.1 million, or 8.5%, compared to selling, administrative, and research and development expenses of $12.9 million during the same period in 2013. Selling, administrative, and research and development expenses decreased as a percent of revenue to 28.8% in the first nine months of 2014 from 30.5% in the same period in 2013.

Marketing and sales expenses decreased by $0.2 million during the first nine months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.3 million in trade-show, $0.2 million in sales development expenses related to our marketing and sales in Asia, and $0.1 million in travel related costs, offset by $0.5 million in expenses associated with the Acquired Business (see Note2 – Acquisition).

General and administrative expenses decreased by $0.6 million during the first nine months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.6 million in legal, consulting and audit costs, and $0.3 million in compensation expense, offset by $0.4 million in expenses associated with the Acquired Business (see Note2 – Acquisition).

Research and development expenses decreased by $0.3 million during the first nine months of 2014, compared to the same period in 2013. This is primarily due to a decrease of $0.2 million in compensation expense.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2014		2013		Change
Gain (Loss) on foreign currency transactions	$186	0.9%	$(61)	(0.6)%	$247	(404.9)%
Interest income	3	0.0%	52	0.4%	(49)	(94.2)%
Other income	2	0.0%	5	0.0%	(3)	(60.0)%
Interest expense	(64)	(0.3%	(4)	0.0%	(60)	1,500.0%
Total other income and (expense)	$127	0.6%	$(8)	(0.2)%	$135	(1,687.5)%

	Nine Months Ended
	September 30,
	2014		2013		Period-to-Period Change
Gain (Loss) on foreign currency transactions	$159	0.4%	$(152)	(0.5)%	$311	(204.6)%
Interest income	130	0.3%	167	0.4%	(37)	(22.2)%
Other income	7	0.0%	23	0.1%	(16)	(69.6)%
Interest expense	(64)	(0.2%	(8)	0.0%	(56)	700.0%
Total other income and (expense)	$232	0.5%	$30	0.0%	$202	673.3%

Income Taxes. Our effective income tax rate for the three months ended September 30, 2014 and 2013 was (1.5%) and (388.2%), respectively. Our effective tax rate for the three months ended September 30, 2014 was favorably affected by a smaller increase in the valuation allowance related to our foreign tax credit, compared to the prior quarter, as a result of the GemGroup acquisition.

Our effective income tax rate for the nine months ended September 30, 2014 and 2013 was 34.6% and (176.8%), respectively. Our effective tax rate for the nine months ended September 30, 2014 was unfavorably affected by an increase in the valuation allowance related to our foreign tax credits, partially offset by a favorable impact from the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the tax benefit from a research credit from our French subsidiary, GPI SAS. Without the increase in the valuation allowance related to foreign tax credits, our effective tax rate for the three and nine months ended September 30, 2014 would have been 8.1% and 5.5%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at September 30, 2014 or December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically our primary source of liquidity and capital resources has been cash from operations. On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. GPIC borrowed $10.0 million under the line of credit to finance the acquisition of GemGroup. The line of credit is secured by a lien on all of the assets of GPI USA and is guaranteed by GPIC. The line of credit is subject to renewal by the bank in its sole discretion on June 30 of each year. Other potential sources of liquidity and capital resources include, but are not limited to, marketable securities and potential bank credit facilities, both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, any purchases of common stock under our stock repurchase program, litigation, potential dividends or acquisitions.

At September 30, 2014, we had $9.7 million in cash and cash equivalents and $1.6 million in marketable securities, totaling $11.3 million. Of this amount, $5.3 million is held by GPI ASIA, $3.4 million is held by GPI USA, and $2.6 million is held by GPI SAS. Of those amounts held outside the United States, we would be subject to taxation if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital (See Condensed Consolidated Balance Sheets). The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2014	2013	Change
Cash and cash equivalents	$9,745	$14,492	$(4,747)	(32.8)%
Marketable securities	1,597	5,724	(4,127)	(72.1)%
Working capital	15,129	32,069	(16,940)	(52.8)%
Current ratio	1.7	6.3

At September 30, 2014, working capital totaled $15.1 million, a decrease of $16.9 million, or 52.8%, compared to working capital of $32.1 million at December 31, 2013. The change in working capital was due to an increase in current liabilities of $15.2 million and a decrease in current assets of $1.7 million. These changes are mainly due to the purchase of the Acquired Business (see Note 2 – Acquisition). The increase in current liabilities was due primarily to increases in short term debt of $10.0 million, in accounts payable of $2.5 million, in customer deposits and deferred revenue of $1.5 million, and in accrued liabilities of $1.2 million. The decrease in current assets was due primarily to decreases in cash and marketable securities of $8.9 million and in other current assets of $0.6 million, offset by increases in accounts receivables of $4.7 million and in inventories of $3.4 million.

Cash Flows (See Condensed Consolidated Statements of Cash Flows). The following summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2014	2013	Change

Operating activities	$1,931	$(4,922)	6,853	(139.2%)
Investing activities	(16,229)	4,927	(21,156)	(429.4%)
Financing activities	10,000	(1,013)	11,013	(1,087.2%)
Effect of exchange rates	(449)	(153)	(296)	193.5%
Net change	$(4,747)	$(1,161)	(3,586)	308.9%

The increase in cash flows provided by operating activities was primarily caused by an increase in liabilities of $7.6 million and an increase in non-cash items of $1.6 million, offset by a decrease in assets of $2.3 million.

The decrease in cash flows provided by investing activities was primarily due to an increase in purchase of business assets of $19.0 million (see Note 2 – Acquisition), and a decrease in net proceeds from the sale of marketable securities of $3.3 million, offset by a decrease of capital expenditures of $1.1 million during the nine months ended September 30, 2014, compared to the same period in 2013.

The increase in cash flows provided by financing activities was due to the inflow of funds from the demand line of credit for $10.0 million (see Note 8 –Debt) and the lack of common stock repurchases in the nine months ended September 30, 2014.

Capital Expenditures. We plan to purchase approximately $1.8 million in property, plant, and equipment during the remainder of 2014. In the first nine months of 2014, we purchased $0.4 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At September 30, 2014, our backlog, which reflects signed orders to be delivered in 2014 (does not include orders generated from the Acquired Business), was $9.8 million, consisting of $5.7 million for GPI Asia, $3.7 million for GPI USA, and $0.4 million for GPI SAS. At September 30, 2013, our backlog of signed orders for 2013 was $6.6 million, consisting of $2.3 million for GPI Asia, $3.1 million for GPI USA, and $1.2 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On June 26, 2014, GPIC and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million (see Note 8 –Debt).

Forward-Looking Information Statements and Risk Factors

Throughout this Form 10-Q, we make some forward-looking statements which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, costs and benefits of restructuring, potential acquisitions and integrations, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and our ability to capitalize on any such growth opportunities. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of September 30, 2014, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None, except as set forth in Item 1A, “Risk Factors,” of our Form 10-K for the period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the third quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

18

ITEM 6. EXHIBITS

10.1	Binding letter of intent, dated March 13, 2014, between Gaming Partners International Corporation and GemGroup, Inc. (incorporated by reference to Exhibit 10.0 to GPI's Quarterly Report on Form 10-Q (SEC File No. 0-23588) filed May 13, 2014)

10.2	Asset Purchase Agreement, dated July 1, 2014, among Gaming Partners International Corporation and GemGroup Inc., Gemaco Inc, GemAsia LLC, GemTechc LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent (incorporated by reference to Exhibit 2.1 to GPI's Form 8-K (SEC File No. 0-23588) filed on July 7, 2014)

10.3	Demand line of credit agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association; Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association; Security Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association; and Unlimited Guaranty, dated June 26, 2014 by Gaming Partners International Corporation for the benefit of HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to GPI's Form 8-K (SEC File No. 0-23588) filed on July 7, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 12, 2014	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer, Treasurer and Secretary

Date: November 12, 2014	By:	/s/ Alain M. Thieffry
Alain M. Thieffry
Interim Chief Financial Officer

20