Form 10-K
period 2014-12-31
Gaming Partners International CORP
filed 2015-03-19
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

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

The aggregate market value of Common Stock by non-affiliates of the registrant as of June 30, 2014 (the last business day of the most recently completed second fiscal quarter), based on the closing price as reported on the NASDAQ Global Market of $8.16 per share: $29,948,514.

As of March 12, 2015, there were outstanding 7,916,094 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of our definitive Proxy Statement relating to our 2015 annual stockholders’ meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2014.

PART I

Statement Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this annual report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1A. Risk Factors.

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “GPIC,” “our company,” “we,” “us,” “our,” and similar names refer to Gaming Partners International Corporation and its subsidiaries.

Item 1.  Business

Company Overview

Gaming Partners International Corporation, a Nevada corporation (GPIC or the Company), is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI Blue Springs our manufacturing facility in Missouri), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  On July 1, 2014, we acquired substantially all of the net gaming assets (the GemGroup Acquisition) of GemGroup Inc. and its subsidiaries (collectively, GemGroup). For additional information regarding the GemGroup Acquisition, see Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Acquisition. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or, since July 1, 2014 (in connection with the GemGroup Acquisition), at our facility in Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and, since July 1, 2014 (in connection with the GemGroup Acquisition), in Blue Springs, Missouri. We have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, located in Macau S.A.R., China, distributes all our casino currencies, RFID product solutions, playing cards, and other table accessories in the Asia-Pacific region. As a result of the GemGroup Acquisition, since July 1, 2014, GPI Asia also sells layouts and upholstery manufactured in Macau S.A.R.

We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), Bud Jones® and Blue Chip® (BC®) and recently acquired Gemaco® (see Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Acquisition).

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of playing cards, table layouts, dice, and table accessories. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually if not more frequently.

The majority of our products are specifically designed and produced to meet our customers’ requirements, whether they are related to use, branding, aesthetic appeal, security, or anti-counterfeiting features. We believe our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhance our competitive position. With each new casino opening, it is our goal to supply our table game products and accessories to fulfill all of the casino’s table games. Through this strategy, revenues are generated both from the initial sale to the new casino and on a continuing basis through replenishment of consumables as the new casino becomes part of our customer base.

GemGroup Acquisition

On July 1, 2014, we completed the acquisition of substantially all of the net gaming assets of GemGroup for $19.75 million using a combination of cash and bank financing. GemGroup was a privately-held manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco brand. The purchase significantly increases our playing card market share. The Company borrowed $10.0 million under a demand line of credit with HSBC Bank USA, National Association, the net proceeds of which were used toward the payment of the purchase price for the GemGroup Acquisition. A portion of the purchase price was escrowed to secure GemGroup's indemnification obligations. For additional information regarding the GemGroup Acquisition, see Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2-Acquisition.

Relocation of Playing Card Production

In December 2014; we completed the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri. The consolidation is part of our strategic plan to improve the efficiency of our playing card production operations and is expected to provide savings in the manufacturing of playing cards. The consolidation resulted in a net headcount reduction of 95 full-time employees. As of December 31, 2014, we incurred one-time costs in the amount of $0.6 million related to the relocation. These charges included primarily employee separation costs as well as equipment and inventory impairment charges and travel and training costs.

Product Segments

We operate in one operating segment – casino table game products in multi-geographic areas. (See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13-Geographic and Product Line Information.

Products

The following summarizes sales of our products by product line (in thousands) for the years ended December 31:

	2014		2013		Year to Year Change

Casino currency without RFID	$14,511	23.8%	$20,327	36.2%	$(5,816)	(28.6%)
Casino currency with RFID	14,315	23.5%	12,237	21.8%	2,078	17.0%

Total casino currency	28,826	47.3%	32,564	58.0%	(3,738)	(11.5%)

Playing cards	15,139	24.8%	6,526	11.6%	8,613	132.0%
Table layouts	5,352	8.8%	4,314	7.7%	1,038	24.1%
Table accessories and other products	3,303	5.4%	3,494	6.2%	(191)	(5.5%)
Dice	2,452	4.0%	2,489	4.4%	(37)	(1.5%)
Gaming furniture	1,957	3.2%	2,410	4.3%	(453)	(18.8%)
RFID solutions	1,566	2.6%	2,566	4.6%	(1,000)	(39.0%)
Shipping	2,377	3.9%	1,810	3.2%	567	31.3%
Total	$60,972	100.0%	$56,173	100.0%	$4,799	8.5%

Casino Currency

Casinos use chips, jetons and plaques as the primary currency for traditional table games. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino currency, like real currency, is subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, UV inks, four-color process UV markings, gold lace materials, laser pigments, alpha dots, customized rings, number serializations, holograms, and micro-text. Another feature that is important in the manufacture of secure casino currency is the use of more complex multi-shot molds and plaque designs to enhance the design complexity. Our most sophisticated anti-counterfeiting feature is an RFID device, which is a microchip that can be embedded in our casino currency making them counterfeit resistant.

Typically, a casino will order all of its casino currency, including replacement currency, from a single supplier. Accordingly, we strive to become the original casino currency supplier to a casino upon its opening, thereby enhancing our opportunity to receive additional sales when the casino places replacement orders or grows. A new casino order will typically include at least five to seven distinct currency denominations, colors, and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price depends on customization, quantities, design, and security features. Casino currency can be divided into two basic styles: American-style, known as chips, and European-style, known as jetons and plaques. We hold the leading worldwide market share in casino currency.

American-style Casino Currency

American-style casino currency, commonly known as chips is used worldwide. There are currently three main manufacturing technologies used to produce this type of currency: injection molding, thermo-compression molding, and sublimation. We produce casino currency using all three of these methods. We sell American-style casino currency under the Paulson®, Bud Jones®, and BG® brand names.

•	Injection-molded Currency. Plastic injection-molded casino currencies are made with several injection-molded colors, typically with a central metal piece for added weight, and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the currencies counterfeit resistant, including UV pigments, laser pigments, holograms, and RFID technology. Under our BG brand, our Premium Chip allows for the design and full customization of the chip mold.

•	Thermo-compression Molded Currency. Thermo-compression molded casino currencies are manufactured from a proprietary formulation. Printed decals or “inlays” are incorporated in the product during the compression steps. Customized designs, security, and identifying features are incorporated into the currencies. These casino currencies have a unique feel and easy handling and are often referred to as “clay chips.” Thermo-compression molded currencies are manufactured under the Paulson brand. Various security features are used to make the currency more counterfeit resistant, including 4C-UV, gold lace material, UV pigments, UV inks, laser pigments, alpha-dot, customized rim, and RFID technology.

•	Laser Cut-Thermo-compression Molded Currency. Laser cut thermos-compression molded casino currencies feature multiple intricate edge insert designs, expanded decal options and the most advanced technology in security features. These casino currencies are considered a hybrid chip combining plaque and jeton materials and aesthetic features with the easier handling properties of American style casino currency. Various available security features such as RFID technology, EM detection, microdots, serialization, Laser Track, 4C-UV, UV Electro Luminescent Pigments L-1, holograms and security film are used to make the currency more counterfeit resistant.

•	Sublimation Currency. Sublimation currencies, manufactured under the BG brand, are made of an injection-molded disc of white plastic material. The design of these currencies is transferred to the material using a proprietary technology called “pad printing.” This technology permits simultaneous printing on the face and the edge of the currency. We refer to this casino currency style as “Full Face.” The security feature available for sublimation currencies is laser pigments.

European-style Casino Currency

Jetons and plaques are European-style casino currency. Jetons are circular with multiple diameters. Plaques are rectangular, square, oval, or custom-shaped. Jetons and plaques are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, and RFID technology and other custom proprietary designs. GPI SAS created its original product line in 1925 and has held the leading position in this market since that time.

RFID Casino Currency

Since 1996, we have been at the forefront of developing applications of RFID technology for use in casino currency. RFID in gaming started with low-frequency (125 KHz) RFID being used for anti-counterfeiting security and tracking. In addition to low frequency RFID, we developed and introduced, in 2006, a high-frequency (13.56 MHz) line of RFID products which offer a higher level of security and a higher speed than 125 KHz. After three years of research and development, we introduced a new high performance RFID technology in 2014. This technology consists of a new tag for gaming chips and plaques, a reader we specifically developed for the gaming industry, and a large range of antennas. We have the exclusive right to use this technology.

We offer a full line of RFID casino currency and readers available in both low and high frequency. Our products which include readers for cage, table, and vault applications, are integrated to provide casino currency authentication and tracking across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino currency, either one at a time or in large quantities, whether in stacks, boxes, trays, cabinets, or on the tables.

As of December 31, 2014, we had exclusive rights to two patents licensed from International Game Technology (IGT) related to RFID for use in casino currencies, as well as any gaming table tracking system and method. The patents expire in 2015. On July 8, 2014, we acquired the two patents that allow us to exclusively market, sell, manufacture and distribute RFID casino currency, readers and systems in the United States. Expiration of these patents is not expected to affect our market share of RFID products and solutions as we continue to maintain strong working relationships with our existing RFID customers. For more information regarding the acquisition of the patents from IGT, see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11-Commitments and Contingencies.

RFID Solutions

RFID solutions for casino currency consist of low- and multiple 13.56 MHz high-frequency RFID technologies for casino currency readers and antennas, as well as our CIS software, hardware, and maintenance services, and are sold as a system to authenticate RFID casino currency.

Playing Cards

We manufacture and sell two brands (Paulson and Gemaco) of paper casino playing cards in single, multi-deck, and pre-shuffled packages. In addition, we offer plastic cards under our Gemaco brand. Based on casino controls and practices, playing cards are typically replaced at least every 24 hours, excluding plastic cards which are used for longer periods. A casino typically enters into a one- or two-year purchase commitment with a supplier to supply its playing cards at regular intervals, generally monthly or quarterly. Our playing cards are currently compatible with all available types of playing card shufflers.

Table Layouts

We manufacture table layouts for the North American and European markets and, as of July 1, 2014 (in connection with the GemGroup Acquisition), for the Asia-Pacific region. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paul-Son FX material, to give our customers maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, full graphic sublimation, and graphic direct printing. All graphic designs are developed by our art department in concert with our casino customers to ensure complete satisfaction.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design. Our tables support our proprietary accessories and RFID systems and are able to incorporate third-party casino equipment products, including playing card shufflers, playing card readers, monitors, bill validators, and IT products. Gaming furniture is typically sold in combination with table layouts and table accessories.

Table Accessories and Other Products

We offer our customers a full line of casino table game accessories, including roulette reader boards, foot rails, chip trays, drop boxes, shoes, cut cards, dice sticks, lammers, markers, buttons, and our Air Rail System ventilation device that creates an air flow at the gaming table to push odors away from the dealer. These products are generally sold in conjunction with the sale of gaming tables and tend to have long useful lives. We have aligned ourselves with key casino accessory vendors, such as TECHART, to provide many of these products. We are a licensed manufacturer of roulette wheels and sell them worldwide.

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations, and we offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features such as laser pigment. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

Backlog

At December 31, 2014, our backlog of signed orders for 2015 was $10.5 million, consisting of $6 million for GPI USA, $4.1 million for GPI ASIA, and $0.4 million for GPI SAS. At December 31, 2013, our backlog of signed orders for 2014 was $4.5 million, consisting of $2.5 million for GPI USA, $1.6 million for GPI Asia, and $0.4 million for GPI SAS.

Sales, Advertising, and Promotion

We maintain a global sales network. In the Americas, we generally sell and service our full suite of products through our U.S.-based sales force. In Europe and Africa, we generally sell and service our products through our Beaune, France-based sales force. In the Asia-Pacific region, we distribute products through our Macau S.A.R., China-based sales force. In the few cases when direct selling is not feasible because of local conditions, we may enter into agreements with carefully selected local sales agents or distributors. However, we always maintain direct contact with the designated representative and the end customers to ensure that our brand integrity is not compromised.

We maintain in-house product design services groups in the United States, France, and Asia to support our sales staff to develop artwork for custom products and to support our manufacturing operations.

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau S.A.R., China, the International Casino Exhibition (ICE) show in London, and the National Indian Gaming Association (NIGA) show held in various cities in the United States. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

We also market casino-specific themed products in certain gaming jurisdictions, including casino currency, layouts, playing cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

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

Casino Currency   Our major competitors for casino currency are ICON Poker, Inc., based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Hong-Kong; and Matsui Gaming Machine Co., Ltd., based in Japan. We believe our key competitive factors for casino currency sales are region specific products, reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions   No single company provides the range of products and services we provide. We believe the primary competitive advantages for RFID solutions sales are our longstanding expertise with RFID, exclusive licenses and patents, CIS software, and RFID readers, as well as product quality, security, service, and value.

Playing Cards   Our major competitors for playing cards are The United States Playing Card Company based in the United States, and the Angel Playing Cards Co., Ltd, based in Japan. We believe our key competitive factors for playing cards are intrinsic card characteristics including finish, weight of paper, and snap memory, as well as other factors such as capacity, brand diversity, jurisdictional licensing, security, manufacturing quality control, delivery reliability, value and our focus in the North American market.

Table Layouts   Our primary competitors for casino table layouts are Midwest Game Supply Co., and Rye Park Gaming LLC, both based in the United States, as well as TCS/John Huxley based in the United Kingdom. Our primary competitors in Asia are TCS, Matsui and Colorway. In addition, there are multiple small, regional competitors in virtually all markets. We believe our key competitive factors for table layout sales are fabric quality and durability, lead times, printing processes, and value.

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

Dice   With the exit of United States Playing Cards from dice manufacturing, our primary competitor for casino dice sales is Midwest Game Supply Co. We believe our primary competitive factors for dice sales are product quality, capacity, brands, product options, service, and value.

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

Manufacturing

We produce most of the products we sell on a build-to-order basis due to the customized nature of our customers’ orders. Our manufacturing facilities are in Beaune, France, San Luis Rio Colorado, Mexico, and as of July 1, 2014, Blue Springs, Missouri and Macau S.A.R China. The major products produced in France are our Bourgogne et Grasset brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson, Bud Jones, and Bourgogne et Grasset brands of American-style casino chips, as well as, table layouts, gaming furniture and upholstery, table accessories, and dice. In Blue Springs we produce Paulson and Gemaco playing cards, and layouts. In Macau S.A.R. we manufacture table layouts and upholstery. We have the facilities, equipment, and personnel necessary to meet expected customer demand.

Research and Development

In response to our customers’ changing and more complex product needs, we continue to invest in developing new and improved products. In 2014, we introduced a new casino currency product line, the V-Series American-style injection molded chip. The V-Series offers casinos a broad range of new mold designs incorporating a new material formulation that significantly increases the durability of the chip and also includes Chip Shield, an antifungal agent that protects the gaming chip by keeping it cleaner, longer. The first orders for the V-series were received at the end of 2014. Also in 2014, built on the ISO 18000-3M3 standard, we introduced SMART RFID, the latest generation in RFID technology. For SMART, we developed a new range of high frequency RFID products and solutions including specially developed tags, hardware readers, and antennas. For information regarding the amounts spent during fiscal 2014 and 2013 on research and development activities, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We own numerous United States and international patents. We believe that our trademarks, logos, and patent rights are valuable to our operations and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our trademarks and logos where our business strategy requires us to do so and to vigorously defend against any infringement or dilution of our trademarks, logos, or patent rights. Many of our trademarks have international protections.

Environmental Matters

Our operations are designed to be in compliance with international, federal, state, and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation or costs will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2014, we employed 726 people, consisting of 395 employees in Mexico, 181 in the United States (including 123 in Blue Springs, Missouri), 126 in France, and 24 in Macau S.A.R. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Regulation and Licensing

The gaming operations of each of our subsidiaries, as well as the operations of casinos, are subject to extensive regulation by over 200 state, federal, tribal, and international agencies, with the majority of oversight by individual state gaming control boards and tribal gaming agencies. We have never been denied a gaming-related license.

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

In August 2012, the Securities and Exchange Commission (SEC) adopted the conflict mineral rules requiring issuers that manufacture products that contain certain minerals and metals, known as conflict minerals, to perform due diligence and to report annually to the SEC whether such minerals originated in the Democratic Republic of Congo or an adjoining country. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. An annual report is due each May 31, for the previous calendar year.

Dependence on One or a Few Major Customers

At December 31, 2014, one Macau casino customer, whose account is current, accounted for 30% of our accounts receivable balance. It is not unusual to have temporary concentrations of our accounts receivable balance related to one or a few customers.

Financial Information about Geographic Areas

See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13 – Geographic and Product Line Information, for certain financial information by geographic area.

Available Information

Our principal executive office is located at 1700 Industrial Road, Las Vegas, Nevada 89102. Our telephone number is (702) 384-2425. Our website is www.gpigaming.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, any amendments to those reports, are available on our website free of charge as soon as reasonably practicable after we electronically file with, or furnish it to, the SEC. The information found on our website is not incorporated or part of this annual report on Form 10-K or any other report we file or furnish to the SEC. Copies are also available free of charge by (i) telephonic request by calling our Investor Relations Department at (702) 384-2425, or (ii) written request by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 1700 Industrial Road, Las Vegas, Nevada 89102.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse effect on our business, financial condition, and results of operations.

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this annual report or future quarterly reports to stockholders, press releases, or oral statements, whether in presentations, responses to questions, or otherwise. We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business, any of which could have an adverse effect on our financial condition and results of operations. These include, but are not limited to, the following:

Demand for our products could be adversely affected by:

•	a significant shift in player preferences away from live table games to electronic, mobile, or online gaming, including the further legalization, expansion and, popularity of electronic, mobile, and online gaming;

•	slow growth rate of new and existing land-based casinos and markets;

•	delays of scheduled openings of newly constructed or planned land-based casinos;

•	a decline in the rate of replacement of existing products;

•	a decline in the public acceptance of gaming;

•	a decline in the popularity of the types of games with which our products are used;

•	a decline in the perceived usefulness and necessity of counterfeit security features in our products;

•	an increase in the popularity of competitors’ products;

•	a shift in customer preference between American-style casino chips and European-style plaques and jetons; and

•	an increase in the number of competitors in the casino currency market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID casino currencies or related products, or a failure of such products containing new innovative technology to perform as contemplated, which could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims, and litigation;

•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;

•	the inability of us or another company to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino currencies less attractive;

•	any delay by us in introducing new products on schedule;

•	the development of competing new technologies, making ours obsolete or undesirable; and

•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;

•	competitors’ infringement upon our existing trademarks, patents, trade secrets, and copyrights;

•	expiration of patents and licenses;

•	inability to obtain, maintain, and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;

•	costs in defending our intellectual property rights, including indirect costs related to the diversion of management’s time and attention away from the operation of our business;

•	successful challenge of our patents regarding our RFID embedded casino currencies; and

•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions, including those that affect the health of the gaming industry;

•	declines in discretionary spending on entertainment activities, including gaming, for reasons beyond our control such as continued negative economic conditions, travel or tourism declines, natural disasters, acts of war or terrorism, transportation disruptions and other travel limitations, or health epidemics;

•	consolidations within the gaming industry;

•	higher than anticipated manufacturing, selling, administrative, legal, and/or distribution costs;

•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;

•	changes in interest rates causing a reduction of investment income or in the value of market-rate-sensitive instruments;

•	a tightening of the availability of capital so that loans to us or to our customers would only be available at cost-prohibitive terms and conditions; and

•	unfavorable changes in federal, state, or foreign taxation laws or application of such laws that could reduce our profitability.

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

Any acquisition we consummate may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is in a Company-owned facility in Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico, Beaune, France, and as of July 1, 2014 in connection with the GemGroup Acquisition, in Blue Springs, Missouri; and Macau S.A.R., China. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R.

Las Vegas, Nevada  . In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and some of our product design services department.

San Luis Rio   Colorado, Mexico. We manufacture casino currencies, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 70,000 square-foot facility, which we own. The leased facilities are leased through December 2018 at a monthly rent amount of $0.35 per square foot, or approximately $31,500.

Blue Springs, Missouri.   As a result of the GemGroup Acquisition, we now manufacture playing cards and layouts at a facility in Blue Springs, Missouri. This facility includes 36,000 square-feet of manufacturing, office and sales administration space. In addition, we lease 20,000 square feet of warehouse space in Independence, Missouri.

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

Macau S.A.R., China.    We lease a 4,000 square-foot sales office in Macau S.A.R., China through September 2015. As a result of the GemGroup Acquisition, we lease two additional facilities in Macau S.A.R. where we manufacture layouts with 7,500 total square feet.

Facility Capacity.   With approximately 349,500 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2014, we believe we have sufficient production capacity to meet anticipated demand for all of our products.

Item 3.  Legal Proceedings

From time to time we are engaged in disputes and claims that arise in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations, but the outcome of these actions is inherently difficult to predict. There can be no assurance that we will prevail in any such litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated financial Statements – Note 11-Commitments and Contingencies for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported on the NASDAQ Global Market during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 12, 2015, the closing price was $9.07 per share.

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$10.20	$7.96	$8.72	$6.86
Second Quarter	9.17	7.71	9.05	7.90
Third Quarter	8.95	7.87	8.62	7.77
Fourth Quarter	8.61	7.90	8.95	7.64

Holders

There were 80 holders of record of our common stock as of March 12, 2015.

Dividend Policy

Our Board of Directors has no current plans to pay a regular dividend on our common stock, but intends to evaluate the merit of paying a dividend from time to time. We did not pay a dividend in 2014 or 2013.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

On August 5, 2013, our Board of Directors elected to terminate our 10b5-1 trading plan effective August 12, 2013 and to cease any repurchase of our common stock under the repurchase program for a minimum of six months after that date. While the 10b5-1 trading plan was terminated, the repurchase program remains in effect. As of December 31, 2014, 215,590 shares remain authorized for repurchase. No common shares were repurchased during 2014, and there is no assurance that we will repurchase any additional shares under the repurchase program.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$60,972	$56,173	$62,896	$61,084	$59,875
Cost of revenues	42,657	38,584	40,384	40,728	37,038
Gross profit	18,315	17,589	22,512	20,356	22,837
Selling, administrative, and research and development	16,127	16,970	15,352	15,888	16,398
Impairment of goodwill	-	-	-	-	-
Operating income	2,188	619	7,160	4,468	6,439
Other income and (expense)	227	4	290	463	352
Income before income taxes	2,415	623	7,450	4,931	6,791
Income tax (benefit) provision	(261)	(543)	1,375	1,262	2,372
Net income	$2,676	$1,166	$6,075	$3,669	$4,419

Earnings per share:
Basic	$0.34	$0.15	$0.75	$0.45	$0.54
Diluted	$0.33	$0.15	$0.75	$0.45	$0.53
Weighted-average shares of common stock outstanding:
Basic	7,916	7,942	8,122	8,199	8,199
Diluted	8,015	8,029	8,149	8,225	8,207

BALANCE SHEET DATA:
Cash and cash equivalents	$8,969	$14,492	$14,038	$9,282	$11,400
Marketable securities	3,597	5,724	13,546	14,867	18,350
Working capital	16,195	32,069	31,348	28,492	26,757
Property and equipment, net	15,087	10,996	11,190	11,836	11,926
Total assets	68,394	55,449	63,282	56,042	61,807
Current liabilities	19,794	6,106	14,487	12,854	20,308
Long-term debt	-	-	-	15	32
Total stockholders' equity (1)	48,265	47,473	46,621	42,484	40,935

(1) No cash dividends were paid in 2014 or 2013. Cash dividends of $1,478, $1,496, and $1,496 were paid in 2012, 2011, and 2010, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition at December 31, 2014. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Except for historical information contained herein, statements in the following discussion may be forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results to differ significantly from those expressed. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A, “Risk Factors.”

For a company overview and information on our products, as well as other general information, see Part I—Item 1. “Business.”

Overview of Our Business

We custom manufacture and supply casino currency with multiple security and design options. Additionally, we provide multiple radio frequency identification device (RFID) technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). We also manufacture playing cards, table layouts, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip (BC®) and Bud Jones®.

On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the recently acquired Gemaco® brand name in connection with the GemGroup Acquisition. See Item 1. “Business” and Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Acquisition. During the last half of 2014, all GPIC’s playing card manufacturing was centralized in Gemaco’s Blue Springs’ Missouri facility in order to take advantage of their capacity and manufacturing expertise. In December, 2014, we completed the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri. The consolidation is part of our strategic plan to improve the efficiency of our playing card production and is expected to provide savings in the manufacturing of playing cards. We believe the GemGroup Acquisition strengthens our manufacturing capabilities and increases our United States market share in both playing cards and table layouts, two important sources of recurring revenue. Further, it expands our product offerings in the growing Asia-Pacific region as the Gemaco brand has a strong market presence in the Asia-Pacific layout business.

GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or, since July 1, 2014 (in connection with the GemGroup Acquisition), at our facility in Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and, since July 1, 2014, in Blue Springs, Missouri. We have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, located in Macau S.A.R., China, distributes all our casino currencies, RFID product solutions, playing cards, and other table accessories in the Asia-Pacific region. As a result of the GemGroup acquisition, since July 1, 2014, GPI Asia also sells layouts and upholstery manufactured in Macau S.A.R.

Historically, we have experienced significant fluctuations in our quarterly operating results which are primarily due to increased orders we receive as a result of the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, a major product line. However, we anticipate such fluctuations to somewhat lessen as a result of the GemGroup Acquisition due to our increased market share of both playing cards and table layouts, two important sources of recurring revenue.

Our backlog, which reflects signed orders to be delivered in 2015, was as follows at December 31, 2014 and December 31, 2013:

	GPI SAS	GPI USA	GPI ASIA	Total
December 31, 2014	$0.4 million	$6.0 million	$4.1 million	$10.5 million
December 31, 2013	$0.4 million	$2.5 million	$1.6 million	$4.5 million

Outlook

We anticipate several large casino openings will take place in 2015 and beyond in the Asia-Pacific region. Accordingly, we anticipate that our 2015 currency revenues will be higher than 2014. As a result of the GemGroup Acquisition, we also anticipate a significant increase in 2015 of playing cards and table layout revenue. Playing cards in particular will likely be a larger percentage of overall revenue than in past years.

We will continue to evaluate other potential strategic acquisitions and partnerships to grow our business; however, no assurance can be given that these efforts will result in completed transactions or that any completed transactions will be successful. Additionally, we will pursue growth internally by continuing our focus on market-driven research and development of new products and product enhancements.

Financial and Operational Highlights

For the fourth quarter of 2014, our revenues were $19.9 million, an increase of $6.2 million, or 31%, compared to revenues of $13.7 million in the fourth quarter of 2013. For the fourth quarter of 2014, our net income was $2.2 million, an increase of $1.6 million, or 72.5%, compared to net income of $0.6 million in the fourth quarter of 2013.

For the year ended December 31, 2014, our revenues were $61.0 million, an increase of $4.8 million, or 7.9%, compared to revenues of $56.2 million in 2013. Our net income for 2014 was $2.7 million, an increase of $1.5 million, or 56.4%, compared to net income of $1.2 million for 2013.

GPI SAS uses the euro as its functional currency. At December 31, 2014 and 2013, the U.S. dollar to euro exchange rates were $1.2155 and $1.3767, respectively, which represents an 11.7% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2014 and 2013 were $1.3268 and $1.3275, respectively, which is relatively flat in comparison.

Our Mexican manufacturing plant uses the U.S. dollar as its functional currency. At December 31, 2014 and 2013, the Mexican peso to U.S. dollar exchange rates were 14.4727 and 13.0652, respectively, which represents a 10.8% stronger dollar compared to the peso. The average exchange rates for the years ended December 31, 2014 and 2013 were 13.2967 and 12.7696 pesos to the U.S. dollar, respectively, which represents a 4.1% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific Region, and as of July 1, 2014, our layout manufacturer in the Asia-Pacific region, uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because the number of transactions using the local currency is minimal.

Other Matters

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup for $19.75 million, using a combination of cash and bank financing. There was a post-closing working capital adjustment to the purchase price. In December 2014, we paid and recorded a post-closing working capital adjustment of $0.3 million which was reflected as an increase in goodwill. GemGroup was a manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco brand.

In December 2014, we completed the relocation of our Mexican based playing card production to our facility in Blue Springs, Missouri. We incurred $0.6 million of one-time charges in connection with the transition. These charges include primarily employee separation costs as well as equipment and inventory impairment charges, travel, and training costs. The relocation is expected to provide significant savings in the manufacturing of playing cards.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2014		2013		Year to Year Change

Revenues	$60,972	100.0%	$56,173	100.0%	$4,799	8.5%
Cost of revenues	42,657	70.0%	38,584	68.7%	4,073	10.6%
Gross profit	18,315	30.0%	17,589	31.3%	726	4.1%
Selling, administrative, and research and development	16,127	26.4%	16,970	30.2%	(843)	(5.0%)
Operating income	2,188	3.6%	619	1.1%	1,569	253.5%
Other income and (expense)	227	0.4%	4	0.0%	223	5,575.0%
Income before income taxes	2,415	4.0%	623	1.1%	1,792	287.6%
Income tax (benefit) provision	(261)	(0.4%)	(543)	(1.0%)	282	(51.9%)
Net income	$2,676	4.4%	$1,166	2.1%	$1,510	129.5%

The following table presents certain data by geographic location (in thousands) and as a percentage of revenues for the years ended December 31:

	2014		2013		Year to Year Change
Revenues
The Americas	$36,367	59.7%	$31,096	55.3%	$5,271	17.0%
Asia-Pacific	21,410	35.1%	21,003	37.4%	407	1.9%
Europe and Africa	3,195	5.2%	4,074	7.3%	(879)	(21.6%)
Total	$60,972	100.0%	$56,173	100.0%	$4,799	8.5%

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2014		2013		Year to Year Change

Casino currency without RFID	$14,511	23.8%	$20,327	36.2%	$(5,816)	(28.6%)
Casino currency with RFID	14,315	23.5%	12,237	21.8%	2,078	17.0%

Total casino currency	28,826	47.3%	32,564	58.0%	(3,738)	(11.5%)

Playing cards	15,139	24.8%	6,526	11.6%	8,613	132.0%
Table layouts	5,352	8.8%	4,314	7.7%	1,038	24.1%
Table accessories and other products	3,303	5.4%	3,494	6.2%	(191)	(5.5%)
Dice	2,452	4.0%	2,489	4.4%	(37)	(1.5%)
Gaming furniture	1,957	3.2%	2,410	4.3%	(453)	(18.8%)
RFID solutions	1,566	2.6%	2,566	4.6%	(1,000)	(39.0%)
Shipping	2,377	3.9%	1,810	3.2%	567	31.3%
Total	$60,972	100.0%	$56,173	100.0%	$4,799	8.5%

Comparison of Operations for the Years Ended December 31, 2014 and 2013

Revenues   For the year ended December 31, 2014, revenues were $61.0 million, an increase of $4.8 million, or 8.5%, compared to revenues of $56.2 million in 2013. This increase in revenues is primarily due to the GemGroup Acquisition partially offset by lower currency sales due to fewer openings of new casinos.

Cost of Revenues   For the year ended December 31, 2014, cost of revenues was $42.7 million, an increase of $4.1 million, or 10.6%, compared to cost of revenues of $38.6 million for 2013. As a percentage of revenues, our cost of revenues increased to 70.0% in 2014 compared to 68.7% in 2013. The increased cost of revenues was driven by the same factors described under Gross Profit below.

Gross Profit   For the year ended December 31, 2014, gross profit was $18.3 million, an increase of $0.7 million, or 4.1%, compared to gross profit of $17.6 million for 2013. As a percentage of revenues, our gross profit decreased to 30.0% from 31.3%. This gross profit percentage decrease was primarily related to:

•	a decrease in casino currency sales, which resulted in fixed manufacturing costs being allocated over lower production volumes in these products; and,
•	a shift in our mix of revenues from our higher-margin currency products toward lower-margin products such as playing cards

Selling, Administrative, and Research and Development Expenses   The following table details the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2014		2013		Year to Year Change
Marketing and sales	$6,203	10.1%	$5,988	10.6%	$215	3.6%
General and administrative	8,403	13.8%	9,023	16.1%	(620)	(6.9%)
Research and development	1,521	2.5%	1,959	3.5%	(438)	(22.4%)
Total selling, administrative, and research and development	$16,127	26.4%	$16,970	30.2%	$(843)	(5.0%)

For the year ended December 31, 2014, selling, administrative, and research and development expenses were $16.1 million, a decrease of $0.8 million, or 5.0%, compared to selling, administrative, and research and development expenses of $17.0 million in 2013. Selling, administrative, and research and development expenses decreased as a percent of revenue to 26.4% in 2014 from 30.2% in 2013.

Marketing and sales expenses increased from 2013 to 2014 by $0.2 million. This is primarily due to an increase of $0.8 million in expenses associated with the GemGroup Acquisition (see Note 2) offset by a decrease of $0.6 million in trade shows, sales samples and other marketing expenses.

General and administrative expenses decreased from 2013 to 2014 by $0.6 million. This is primarily due to a decrease in compensation expense of $0.5 million, a decrease in legal expenses of $0.3 million, a decrease in professional fees of $0.3 million, a decrease in public company expenses of $0.2 million and a decrease of $0.2 million of other expenses offset by $0.9 million in expenses associated with the GemGroup Acquisition (see Note 2).

Research and development expenses decreased from 2013 to 2014 by $0.4 million primarily due to completion of research and development projects related to products introduced to the market in 2014.

Other Income and (Expense)   The following table details other income and (expense) items (in thousands) and as a percentage of revenues for the years ended December 31:

	2014		2013		Year to Year Change
Interest income	$138	0.2%	$223	0.4%	$(85)	(38.1%)
Interest expense	(127)	(0.2%)	(9)	(0.0%)	(118)	(1,311.1%)
Gain (Loss) on foreign currency transactions	214	0.4%	(224)	(0.4%)	438	(195.5%)
Other income, net	2	0.0%	14	0.0%	(12)	(85.7%)
Total other income and (expense)	$227	0.4%	$4	0.0%	$223	5,575.0%

For the year ended December 31, 2014, other income increased by $0.2 million compared to the prior year. This was primarily due to a $0.4 million increase in foreign currency gain associated with a stronger U.S. dollar, offset by an increase in net interest related to lower average balances and yields on marketable securities during 2014.

Income Taxes   During the year ended December 31, 2014, our effective tax benefit rate was 10.8%, compared to a benefit rate of 87.1% for the year ended December 31, 2013. Our effective tax rate for the year ended December 31, 2014 differed from the statutory rate primarily because of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wages tax credits from our French subsidiary, GPI SAS. Our effective tax rate for the year ended December 31, 2013 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, combined with the benefit from a research credit from our French subsidiary, GPI SAS.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2014	2013
France (GPI SAS)	$215	$(1,461)
United States (GPIC and GPI USA)	(1,567)	(379)
Macau (GPI Asia)	3,104	1,911
Mexico (GPI Mexicana)	663	552
Total pre-tax income	$2,415	$623

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. For both 2014 and 2013, these costs totaled $1.6 million, respectively.

Impact of Inflation   To date, inflation has not had a material effect on our operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources   Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. We borrowed $10.0 million under the line of credit to finance the GemGroup Acquisition. The line of credit is secured by a lien on all of the assets of GPI USA and is guaranteed by GPIC. The line of credit is subject to renewal by the bank in its sole discretion on June 30 of each year. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, and litigation, as well as other potential cash requirements, such as any dividends or acquisitions, for our operations for a minimum of the next 12 months.

At December 31, 2014, we had $9.0 million in cash and cash equivalents and $3.6 million in marketable securities, totaling $12.6 million. Of this amount, $5.2 million is held by GPI Asia, $4.2 million is held by GPI SAS, and $3.2 million is held by GPI USA. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital   The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2014	2013	Year to Year Change
Cash and cash equivalents	$8,969	$14,492	$(5,523)	(38.1%)
Working capital	16,195	32,069	(15,874)	(49.5%)
Current ratio	1.8	6.3

At December 31, 2014, working capital totaled $16.2 million, a decrease of $15.9 million, or 49.5%, compared to working capital of $32.1 million at December 31, 2013. This decrease is due to an increase in current liabilities of $13.7 million and a decrease in current assets of $2.2 million. These changes are mainly due to the GemGroup Acquisition (see Note 2). The increase in current liabilities was due primarily to increases in short term debt of $10.0 million, in accounts payable of $1.0 million and in customer deposits and deferred revenue of $1.6 million. The decrease in current assets was due primarily to decreases in cash and cash equivalents and marketable securities of $7.6 million and in other current assets of $0.8 million, offset by increases in accounts receivable of $4.4 million and in inventories of $1.7 million.

Cash Flows   The following summarizes our cash flow (in thousands) for the years ended December 31:

	2014	2013	Year to Year Change
Operating Activities	$5,406	$(4,008)	$9,414	(234.9%)
Investing Activities	(20,423)	5,554	(25,977)	(467.7%)
Financing Activities	10,000	(1,012)	11,012	(1,088.1%)
Effect of exchange rates	(506)	(80)	(426)	532.5%
Net change	$(5,523)	$454	$(5,977)	(1,317.8%)

Net cash flows provided by operating activities were $5.4 million during 2014, an increase of $9.4 million, compared to net cash flows used by operating activities of $4.0 million for 2013. The increase in cash flows from operations was primarily due to an increase in liabilities of $7.8 million and an increase in non-cash items of $2.4 million, offset by a decrease in assets of $0.8 million.

Net cash flows used by investing activities were $20.4 million in 2014, a decrease of $25.9 million, compared to net cash flows provided by investing activities of $5.5 million in 2013. This decrease in net cash flows provided by investing activities was primarily due to an increase in purchase of business assets of $19.2 million in connection with the GemGroup Acquisition, a decrease in net proceeds from the sale of marketable securities of $6.5 million, and an increase in capital expenditures of $0.2 million.

Net cash flows provided in financing activities were $10 million in 2014, an increase of $11.0 million, compared to net cash flows used in financing activities of $1.0 million in 2013. This increase in net cash flows provided in financing activities was due to the inflow of funds from the demand line of credit for $10.0 million (see Note 10) and the lack of common stock repurchases in 2014.

Facilities

Las Vegas, Nevada.   In Las Vegas, we own a 60,000 square-foot building. This facility houses our corporate and Las Vegas sales offices, as well as a warehouse and some of our product design services department.

San Luis Rio Colorado, Mexico.   We manufacture casino currencies, dice, plastic products, layouts, and tables at three facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 70,000 square-foot facility, which we own. The leased facilities are leased through December 2018 at the monthly rent amount of $0.35 per square foot, or approximately $31,500.

Blue Springs, Missouri.   As a result of the GemGroup Acquisition, we now manufacture playing cards and layouts at a facility in Blue Springs, Missouri. This facility includes 36,000 square-feet of manufacturing, office and sales administration space. In addition, we lease 20,000 square feet of warehouse space in Independence, Missouri.

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

Macau S.A.R., China.    We lease a 4,000 square-foot sales office in Macau S.A.R., China through September 2015. As a result of the GemGroup Acquisition, we lease two additional facilities in Macau S.A.R. where we manufacture layouts with 7,500 total square feet.

Capital Expenditures   We plan to purchase approximately $3.8 million in property, plant, and equipment in 2015, composed mainly of machinery and equipment. In 2014, we purchased $2.0 million of property, plant, and equipment. The main reason for this significant increase is due to capital investments being made at our Blue Springs, Missouri facility to increase capacity in anticipation of expected growth.

Selected Quarterly Financial Information

	Year Ended December 31, 2014
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$10,559	$10,216	$20,253	$19,944	$60,972
Cost of revenues	7,800	7,463	13,447	13,947	42,657
Gross profit	2,759	2,753	6,806	5,997	18,315
Selling, administrative, and research and development expenses	3,808	3,803	4,205	4,311	16,127
Operating (loss) income	(1,049)	(1,050)	2,601	1,686	2,188
Other income (expense), net	55	49	127	(4)	227
(Loss) income before income taxes	(994)	(1,001)	2,728	1,682	2,415
Income tax (benefit) provision	137	156	(42)	(512)	(261)
Net (loss) income	$(1,131)	$(1,157)	$2,770	$2,194	$2,676
Net (loss) income per share:
Basic	$(0.14)	$(0.15)	$0.35	$0.28	$0.34
Diluted	$(0.14)	$(0.15)	$0.35	$0.27	$0.33

	Year Ended December 31, 2013
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$14,768	$14,146	$13,519	$13,740	$56,173
Cost of revenues	10,488	9,761	9,095	9,240	38,584
Gross profit	4,280	4,385	4,424	4,500	17,589
Selling, administrative, and research and development expenses	4,137	4,381	4,399	4,053	16,970
Operating income	143	4	25	447	619
Other income (expense), net	79	(40)	(8)	(27)	4
Income (loss) before income taxes	222	(36)	17	420	623
Income tax (benefit) provision	(311)	18	(66)	(184)	(543)
Net income (loss)	$533	$(54)	$83	$604	$1,166
Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.01	$0.08	$0.15
Diluted	$0.07	$(0.01)	$0.01	$0.08	$0.15

Contractual Obligations and Commercial Commitments

On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. We borrowed $10.0 million under the line of credit to finance the acquisition of GemGroup (see Note 10).

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2014 are anticipated to have on our liquidity and cash flow in future periods. Operating leases and contracts that are on a month-to-month basis are not included (see Note 11).

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	0 - 1 years	2 - 3 years	4 - 5 years	Beyond
Debt	$10,000	$10,000	$-	$-	$-
Purchase and other commitment obligations (1)	4,687	4,587	100	-	-
Operating leases	2,547	943	1,072	532	-
Interest on debt	127	127	-	-	-
Total contractual cash obligations	$17,361	$15,657	$1,172	$532	$-

(1)Amounts represent agreements to purchase goods or services, obligations that relate to an intellectual property agreement, and exclude any agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow-moving inventories; goodwill; the valuation and amortizable lives of intangible assets; debt; and the recoverability of deferred tax assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

Revenue Recognition

We receive revenues from the sales of our gaming products, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists;
•	the price to the customer is fixed or determinable;
•	title has passed and any acceptance terms have been fulfilled; and
•	collection is reasonably assured.

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

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We test goodwill for impairment using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is performed. If it is more likely than not than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step is used to measure the amount of impairment loss.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their economic lives. Judgments are made in determining the estimated useful lives of intangible assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these intangible assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable, and we record an impairment charge when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gaming Partners International Corporation and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California

March 19, 2014

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts)

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,969	$14,492
Marketable securities	3,597	5,724
Accounts receivable, net	10,327	5,905
Inventories	9,063	7,407
Prepaid expenses	749	965
Deferred income tax asset	1,011	628
Other current assets	2,273	3,054
Total current assets	35,989	38,175
Property and equipment, net	15,087	10,996
Goodwill	10,292	-
Intangibles, net	2,794	985
Deferred income tax asset	2,003	3,643
Inventories, non-current	523	175
Other assets	1,706	1,475
Total assets	$68,394	$55,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$10,000	$-
Accounts payable	3,321	2,291
Accrued liabilities	3,906	2,918
Customer deposits and deferred revenue	2,224	646
Income taxes payable	343	251
Total current liabilities	19,794	6,106
Deferred income tax liability	272	1,870
Other liabilities	63	-
Total liabilities	20,129	7,976
Commitments and contingencies - see Note 11
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2014, and 8,207,077 and 7,916,094 issued
and outstanding, respectively, as of December 31, 2013	82	82
Additional paid-in capital	19,886	19,771
Treasury stock at cost: 290,983 shares at December 31, 2014 and 2013	(2,263)	(2,262)
Retained earnings	30,881	28,205
Accumulated other comprehensive (loss) income	(321)	1,677
Total stockholders' equity	48,265	47,473
Total liabilities and stockholders' equity	$68,394	$55,449

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2014	2013
Revenues	$60,972	$56,173
Cost of revenues	42,657	38,584
Gross profit	18,315	17,589

Marketing and sales	6,203	5,988
General and administrative	8,403	9,023
Research and development	1,521	1,959
Operating income	2,188	619
Other income, net	227	4
Income before income taxes	2,415	623
Income tax (benefit) provision	(261)	(543)
Net income	$2,676	$1,166

Earnings per share:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15
Weighted-average shares of common stock outstanding:
Basic	7,916	7,942
Diluted	8,015	8,029

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2014	2013
Net income	$2,676	$1,166
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,998)	486
Unrealized gain on securities, net of tax	-	4
Other comprehensive (loss) income, net of tax	(1,998)	490
Total comprehensive income	$678	$1,656

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2013	8,045,904	$82	$19,563	$(1,250)	$27,039	$1,187	$46,621
Net income	-	-	-	-	1,166	-	1,166
Repurchases of common stock	(129,810)	-	-	(1,012)	-	-	(1,012)
Stock compensation expense	-	-	208	-	-	-	208
Amortization of pension transition
asset, net of tax	-	-	-	-	-	4	4
Foreign currency translation adjustment	-	-	-	-	-	486	486
Balance, December 31, 2013	7,916,094	$82	$19,771	$(2,263)	$28,205	$1,677	$47,473

Net income	-	-	-	-	2,676	-	2,676
Stock compensation expense	-	-	115	-	-	-	115
Foreign currency translation adjustment	-	-	-	-	-	(1,998)	(1,998)
Balance, December 31, 2014	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2014	2013

Cash Flows from Operating Activities
Net income	$2,676	$1,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,597	2,290
Amortization of intangible assets	218	136
Allowance (benefit) for bad debt	193	(39)
Deferred income taxes	(338)	(662)
Stock compensation expense	115	208
Loss on sale of property and equipment	32	14
(Gain) on sale of marketable securities	(7)	(16)
Change in operating assets and liabilities:
Accounts receivable	(2,352)	(44)
Inventories	(445)	124
Prepaid expenses and other current assets	358	(1,726)
Non-current other assets	215	181
Accounts payable	(109)	(595)
Customer deposits and deferred revenue	1,588	(2,394)
Accrued liabilities	573	(2,329)
Income taxes payable	92	(322)
Net cash provided by (used in) operating activities	5,406	(4,008)

Cash Flows from Investing Activities
Purchases of marketable securities	(10,476)	(4,247)
Proceeds from sale of marketable securities	12,073	12,348
Capital expenditures	(2,008)	(1,772)
Purchase of business assets	(20,016)	(775)
Purchase of intangibles	(25)	-
Proceeds from sale of property and equipment	29	-
Net cash (used in) provided by investing activities	(20,423)	5,554

Cash Flows from Financing Activities
Proceeds from line of credit	10,000	-
Repurchases of common stock	-	(1,012)
Net cash provided by (used in) financing activities	10,000	(1,012)
Effect of exchange rate changes on cash	(506)	(80)
Net (decrease) increase in cash and cash equivalents	(5,523)	454
Cash and cash equivalents, beginning of period	14,492	14,038
Cash and cash equivalents, end of period	$8,969	$14,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$-

Cash paid for income taxes, net of refunds	$(759)	$2,097

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI Blue Springs, our manufacturing facility in Missouri), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  On July 1, 2014, we acquired (the GemGroup Acquisition) substantially all of the net gaming assets of GemGroup Inc. and its subsidiaries (GemGroup) (see Note 2). Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or, since July 1, 2014 (in connection with the GemGroup Acquisition), at our facility in Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.
•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.
•	GPI Asia, located in Macau S.A.R., China, distributes all our casino currencies, RFID product solutions, playing cards, and other table accessories in the Asia-Pacific region. As a result of the GemGroup acquisition, since July 1, 2014, GPI Asia also sells layouts and upholstery manufactured in Macau S.A.R.

GPIC was formed in 2002 through a combination between Paul-Son Gaming Corporation and Bourgogne et Grasset S.A. initiated by the late Francois Carrette, whose firm, Holding Wilson, S.A., remains GPIC’s controlling stockholder. GPI USA was founded in 1963 as Paul-Son Gaming Supplies, Inc. by Paul S. Endy, Jr., and initially manufactured and sold dice to casinos in Las Vegas. GPI SAS was founded in 1923 as Etablissements Bourgogne et Grasset S.A. by Etienne Bourgogne and Claudius Grasset in Beaune, France to produce and sell counterfeit-resistant currencies to casinos in Monaco. We have established brand names such as Paulson®, Bourgogne et Grasset® (BG®), Bud Jones® and Blue Chip® (BC®) and recently acquired, Gemaco®. GPIC and each of its subsidiaries are sometimes collectively referred to herein as the “Company”, “us”, “we”, or “our”.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, table layouts, playing cards, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and rebrandings, as well as replacement in the normal course of business. Consumable products consist of playing cards, table layouts, dice, and table accessories. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually if not more frequently.

Significant Accounting Policies

Basis of Consolidation and Presentation. The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI USA, GPI SAS, GPI Asia, and GPI Mexicana, our maquiladora manufacturing operation. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents in various United States banks. Several accounts are in excess of the federally-insured limit of $250,000. The Company also maintains cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt approximates the carrying amount of these financial instruments due to their short-term nature.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and Improvements	3 - 40
Furniture and Equipment	2 - 15
Vehicles	5 - 7

Goodwill. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We test goodwill for impairment using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is performed. If it is more likely than not than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step is used to measure the amount of impairment loss.

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

We occasionally enter into multiple-element arrangements with our customers to provide RFID solutions. Such transactions may include deliverables such as RFID equipment, installation and training services, embedded RFID software licenses, and limited software support services. In such arrangements, RFID equipment and embedded RFID software work together to deliver the functionality purchased by our customer. Therefore, we apply the provisions of multiple-element accounting to separate the deliverables and allocate the total arrangement consideration based upon relative estimated selling prices. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For RFID equipment and related services, revenue generally is recorded when all customer-defined acceptance criteria are satisfied. For RFID software support services, revenue generally is amortized over the term of the support contract.

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

The financial statements of GPI Asia and GPI Mexicana are measured using the U.S. dollar as the functional currency. Non-monetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income and expense in the consolidated statements of income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions with third parties denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on available-for-sale securities recorded net of tax, and foreign currency translation adjustments.

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

Recently Issued Accounting Standards. In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Note 2. Acquisition

On July 1, 2014, we completed the acquisition of substantially all of the net gaming assets of GemGroup, a manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco® brand, for $20 million which includes the original consideration of $19.75 million and a post-closing working capital adjustment to the purchase price of $0.3 million that was recorded and paid by us in December 2014. $2.0 million dollars of the purchase price was placed in escrow to secure GemGroup's indemnification obligations under the Asset Purchase Agreement, dated July 1, 2014 (the Purchase Agreement). We borrowed $10.0 million under a demand line of credit with HSBC Bank USA, National Association, the proceeds of which were used toward the payment of the purchase price for the GemGroup Acquisition. The GemGroup Acquisition strengthens our manufacturing capabilities and increases our United States market share in both playing cards and table layouts, two important sources of recurring revenue. Further, it expands our product offerings in the growing Asia-Pacific region as the Gemaco brand has a strong market presence in the Asia-Pacific layout business. The GemGroup Acquisition was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. As a result, the gaming assets and liabilities of GemGroup were recorded as of the completion of the acquisition, at their respective estimated fair values, and consolidated with our assets and liabilities. The results of GemGroup have been consolidated with the Company beginning on the date of the acquisition (July 1, 2014).

On November 5, 2014, we informed our impacted employees that we would be relocating all of our playing card production from Mexico to our facility in Blue Springs, Missouri. In December 2014, we completed the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri. The consolidation is part of our strategic plan to improve the efficiency of our playing card production and is expected to provide savings in the manufacturing of playing cards. The consolidation resulted in a net headcount reduction of 95 full-time employees. As of December 31, 2014, we incurred one-time costs in the amount of $0.6 million related to the relocation. These charges included primarily employee separation costs as well as equipment and inventory impairment charges and travel and training costs. In addition to these one-time costs, we incurred $0.3 million of acquisition related expenses related to the GemGroup Acquisition.

The following table describes the acquisition consideration paid (dollars in thousands):

Acquisition Consideration

Cash	$19,750
Purchase agreement contingencies	266
Total acquisition consideration	$20,016

The Purchase Agreement contingencies represent a post-closing working capital adjustment to the purchase price. In December 2014, we paid and recorded a post-closing working capital adjustment of $0.3 million which was reflected as an increase in goodwill.

The acquisition consideration was assigned based on estimates of the fair values of assets and liabilities acquired as of the acquisition date. The assignment of the acquisition consideration is based on estimates, assumptions, valuations and other studies which were finalized in December 2014.

The allocation of the acquisition consideration is as follows (dollars in thousands):

Accounts receivable	$2,317
Inventories	1,961
Prepaid expenses	70
Other current assets	40
Property and equipment	5,126
Goodwill	10,292
Intangible assets	2,004
Accounts payable	(1,126)
Accrued liabilities	(617)
Other liabilities	(51)
Total acquisition consideration	$20,016

The fair value of the significant identified intangible assets was estimated using the market approach and income approach. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense is $2.0 million, with a residual value estimated to be zero and weighted-average amortization period of 15 years. Goodwill arising from the acquisition is mainly attributable to synergies and improved market position.

The Company’s consolidated net revenues for the six months ended December 31, 2014 included $11.2 million attributable to GemGroup. Due to integration of the combined businesses since the day of acquisition, it is impracticable to determine the earnings or loss contributed by the acquisition.

The following unaudited pro forma consolidated results of operations for the fiscal year ended December 31, 2014 and 2013 have been prepared as if the acquisition of the gaming assets of GemGroup had occurred at January 1, 2013 ( in thousands, except per share data):

	Year Ended
	December 31,
	2014	2013
Net revenues	$73,353	$77,936
Net income attributable to common stockholders	2,111	3,035
Earnings per share—Basic	0.27	0.38
Earnings per share—Diluted	0.26	0.38

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

Note 3.  Cash, Cash Equivalents, and Marketable Securities

The Company holds its cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. The following summarizes the geographic location of our holdings (in thousands):

	2014			2013
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total

United States	$3,160	$-	$3,160	$11,052	$-	$11,052
France	644	3,597	4,241	344	5,724	6,068
Macau S.A.R., China	5,165	-	5,165	3,096	-	3,096
Total	$8,969	$3,597	$12,566	$14,492	$5,724	$20,216

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French and U.S. banks, and bond mutual funds (in thousands):

	2014			2013
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value

Certificates of deposit	$1,215	$-	$1,215	$4,680	$-	$4,680
Bond mutual funds	2,382	-	2,382	1,044	-	1,044
Total marketable securities	$3,597	$-	$3,597	$5,724	$-	$5,724

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2014, one Macau casino customer, whose account is current, accounted for 30% of our accounts receivable balance At December 31, 2013, one Macau casino customer accounted for 10% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Year
2014	$114	$193	$(5)	$-	$302
2013	$152	$(39)	$-	$1	$114

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2014	2013
Raw materials	$5,747	$4,957
Work in progress	1,257	937
Finished goods	2,582	1,688
Total inventories	$9,586	$7,582

At December 31, 2014 and December 31, 2013, we classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows (in thousands):

	2014	2013
Current	$9,063	$7,407
Non-current	523	175
Total inventories	$9,586	$7,582

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2014	2013
Deposits	$648	$214
Income tax-related assets	1,284	2,331
Refundable value-added tax	395	312
Other	(54)	197
Total other current assets	$2,273	$3,054

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2014	2013
Land	$1,784	$1,792
Buildings and improvements	9,857	8,897
Equipment and furniture	26,033	21,801
Vehicles	368	475
	38,042	32,965
Less accumulated depreciation	(22,955)	(21,969)
Property and equipment, net	$15,087	$10,996

Depreciation expense for the years ended December 31, 2014 and 2013 was $2,597 and $2,290, respectively.

Note 8. Goodwill and Intangible Assets

In connection with the GemGroup Acquisition (see Note 2), as of July 1, 2014 based on the purchase price allocation, we acquired $10.3 million of goodwill and $2.0 million of intangible assets, including a trademark, a customer list, and a non-compete agreement.

Intangible assets consist of the following at December 31 (in thousands):

	2014			2013
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount
Trademarks	$1,742	$(327)	$1,415	$631	$(240)	$391
Customer list	1,298	(107)	1,191	513	(30)	483
Patents	542	(503)	39	517	(480)	37
Other intangible assets	207	(58)	149	103	(29)	74
Total intangible assets	$3,789	$(995)	$2,794	$1,764	$(779)	$985

Amortization expense for intangible assets for the years ended December 31, 2014 and 2013 was $218 and $136, respectively.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Year	Amortization Expense
2015	$297
2016	279
2017	258
2018	240
2019	234
Thereafter	1,486
Total	$2,794

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2014	2013
Accrued salaries, wages, and related costs	$977	$879
Accrued vacation	894	830
Miscellaneous taxes	632	488
Accrued bonuses and commissions	604	104
Other	799	617
Total accrued liabilities	$3,906	$2,918

Note 10. Debt

On June 26, 2014, GPI USA and HSBC Bank USA, National Association, entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. GPI USA borrowed $10.0 million under the line of credit to finance the GemGroup Acquisition (see Note 2). The line of credit is secured by a lien on all of the assets of GPI USA. The line of credit is guaranteed by GPIC and is subject to renewal by HSBC Bank USA in its sole discretion on June 30 of each year.

Note 11. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. Our operating leases consist of buildings and equipment.

Operating lease expense for the years ended December 31, 2014 and 2013 was $749 and $709, respectively.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments (see Note 20) for the years ending December 31 (in thousands):

Minimum
Lease
Year	Payments
2015	$745
2016	522
2017	482
2018	456
2019	76
Total	$2,281

Legal Proceedings and Contingencies

Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

From time to time we are engaged in disputes and claims that arose in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations, but the outcome of these actions is inherently difficult to predict. There can be no assurance that we will prevail in any such litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $679,050 as of December 31, 2014.

Note 12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2014	2013
Foreign currency translation	$(322)	$1,676
Unrealized gain on securities, net of tax	1	1
Total accumulated other comprehensive (loss) income	$(321)	$1,677

Note 13. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). He manages our operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. Our CEO is also the chief operating manager for each of our entities in the United States, France and Macau S.A.R.; that is, the individual locations do not have “segment,” “product line,” or other overall managers who report to our CEO.

The following table presents certain data by geographic area for the years ended December 31 (in thousands):

	2014		2013
Revenues
The Americas	$36,367	59.7%	$31,096	55.3%
Asia-Pacific	21,410	35.1%	21,003	37.4%
Europe and Africa	3,195	5.2%	4,074	7.3%
Total	$60,972	100.0%	$56,173	100.0%

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2014		2013

Casino currency without RFID	$14,511	23.8%	$20,327	36.2%
Casino currency with RFID	14,315	23.5%	12,237	21.8%
Total casino currency	28,826	47.3%	32,564	58.0%
Playing cards	15,139	24.8%	6,526	11.6%
Table layouts	5,352	8.8%	4,314	7.7%
Table accessories and other products	3,303	5.4%	3,494	6.2%
Dice	2,452	4.0%	2,489	4.4%
Gaming furniture	1,957	3.2%	2,410	4.3%
RFID solutions	1,566	2.6%	2,566	4.6%
Shipping	2,377	3.9%	1,810	3.2%
Total	$60,972	100.0%	$56,173	100.0%

In 2014, we had one casino customer that accounted for 12% of revenues.

The following table represents our property and equipment, net by geographic area at December 31 (in thousands):

	2014	2013
Property and equipment, net:
United States	$8,199	$2,987
France	3,699	4,502
Mexico	3,055	3,360
Asia	134	147
Total	$15,087	$10,996

The following table represents our intangible assets, net by geographic area at December 31 (in thousands):

	2014	2013
Intangible assets, net:
United States	$2,249	$964
Asia	535	-
France	10	21
Total	$2,794	$985

Note 14. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan (the Pension Plan) which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to the Pension Plan at December 31 (in thousands):

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$472	$427
Service cost	31	32
Interest cost	16	14
Actuarial (gain) loss	13	(19)
Effect of foreign exchange rate changes	(60)	19
Benefit obligation at end of year	$472	$472

Change in plan assets:
Fair value of plan assets at beginning of year	$466	$431
Actual return on plan assets	(11)	17
Effect of foreign exchange rate changes	(54)	19
Fair value of plan assets at end of year	401	466
Funded status and accrued benefit cost	$(71)	$(5)

At December 31, 2014, the accrued benefit cost of $71 was recognized in the consolidated balance sheets in other liabilities.

Pension Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2014	2013
Worldwide bond fund	$186	$199
Guaranteed equity fund	73	156
European equity fund	142	112
Fair value of plan assets at end of year	$401	$467

GPIC management is responsible for our investment strategy of growing Pension Plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, Pension Plan assets are diversified across several classes of investments. We did not make any contribution to the Pension Plan in either 2014 or 2013.

The weighted-average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2014	2013
Assumptions:
Discount rate	2.00%	3.25%
Rate of compensation increase	2.00%	3.00%

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Service-cost benefits earned during the period	$31	$32
Interest expense on benefit obligation	16	14
Actual (return) on plan assets	11	(17)
Actuarial loss	13	(19)
Net pension expense	$71	$10

Projected benefit payments from the Pension Plan as of December 31, 2014 are estimated at $9.5 for 2015 through 2018, and an aggregate of $118 for 2019 through 2023.

We also sponsor a 401(k) plan for employees in the United States (the 401K Plan) who have worked for us for over six months and are 21 years of age or older. Company contributions to the 401K Plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the 401K Plan up to the lesser of the IRS annual limit or 15 percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the 401K Plan up to 4 percent of the participant’s wages. The Company contributions made to the 401K Plan for the years ended December 31, 2014 and 2013 were $75 and $54, respectively.

Note 15. Stockholder’s Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. During the year ended December 31, 2013, we repurchased 129,810 shares of our common stock under this program at a cost of $1.0 million, or a weighted-average price of $7.80 per share. From the program’s inception through December 31, 2013, we repurchased an aggregate of 282,922 shares of our common stock at a cost of $2.1 million, or a weighted-average price of $7.30 per share. No shares were purchased during 2014. As of December 31, 2014, 215,590 shares remain authorized for repurchase.

Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans. On August 5, 2013, the Board of Directors elected to terminate our 10b5-1 trading plan, effective August 12, 2013, and to cease any repurchase of our stock under the repurchase program for a minimum of six months after that date. While the 10b5-1 trading plan has been terminated, the repurchase program remains in effect. The repurchase program does not specify an expiration date and it may be suspended or discontinued at any time.

Note 16. Stock Option Programs and Share-based Compensation Expense

We have two active stock option programs which consist of the 1994 Directors’ Stock Option Plan, as amended (the Directors’ Plan), and a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

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

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2014 or 2013.

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

The following is a summary of stock option activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	331,500	$7.49
Granted	27,000	8.10
Outstanding at December 31, 2013	358,500	7.54
Granted	25,500	8.18
Outstanding at December 31, 2014	384,000	$7.60	5.0	$683

Exercisable at December 31, 2014	368,500	$7.57	4.8	$680

For the years ended December 31, 2014 and 2013, no options were exercised.

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

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the periods indicated.

Option valuation assumptions:	2014	2013
Dividend yield	1.1%	1.2%
Expected volatility	40.3%	49.3%
Risk-free interest rate	1.65%	1.11%
Expected term of options	5.6 yrs	5.6 yrs

Weighted-average fair value of options
granted during the period	$2.99	$3.36

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2014	2013
Share-based compensation	$115	$208
Estimated tax benefit	(41)	(75)
Total share-based compensation, net of tax benefit	$74	$133

Note 17. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2014	2013
Interest income	$138	$223
Interest expense	(127)	(9)
Gain (loss) on foreign currency transactions	214	(224)
Other income, net	2	14
Total other income and (expense)	$227	$4

Note 18. Income Taxes

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2014	2013
Current:
US Federal	$-	$(8)
US State	23	40
Foreign	390	(643)
Total Current	413	(611)

Deferred:
US Federal	(631)	(257)
US State	(37)	(47)
Foreign	(6)	372
Total Deferred	(674)	68
Income tax provision	$(261)	$(543)

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Foreign	$3,981	$1,002
United States	(1,566)	(379)
Income before income taxes	$2,415	$623

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2014	2013
Computed expected income tax expense	34.0%	34.0%

State income taxes, net of federal benefits	(0.7%)	3.9%
Subpart F income adjustment	8.6%	29.2%
Foreign rate differential (excl. Research Credit)	(26.2%)	(67.8%)
Change in valuation allowance	(13.9%)	(27.4%)
French research and low wage credit	(14.6%)	(62.4%)
True-ups	0.6%	(3.1%)
Other, net	1.3%	6.3%
Income tax expense	(10.8%)	(87.2%)

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Tax credits	$4,392	$3,887
Fixed assets	893	748
Stock compensation	605	565
French deferred assets	345	188
Bad debt reserves and inventory	463	321
Intangibles	-	36
Operating loss carry forwards	36	655
Other	102	20
Total gross deferred tax assets	6,836	6,420
Less: valuation allowance	(2,024)	(2,149)
Total net deferred tax assets	4,812	4,271

Deferred tax liabilities:
Excess book basis in shares of GPI-SAS	1,503	1,249
French deferred liabilities	456	621
Intangibles	111	-
Total deferred tax liabilities	2,070	1,870
Deferred tax assets, net	$2,742	$2,401

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

As of December 31, 2014, we had a total of $4.4 million in foreign tax credits, of which $1.5 million are associated with future dividends from GPI SAS. Foreign tax credits can be offset against future taxable income, subject to certain limitations, for a period of ten years. Foreign tax credits of $0.1 million, $1.3 million, $1.2 million, $0.2 million and $0.1 million will expire in 2015, 2016, 2017, 2023 and 2024, respectively. As of December 31, 2014, we have a valuation allowance of $2.0 million related to foreign tax credit carryovers due to ongoing uncertainty of future foreign-source and US-taxable income. We have $0.9 million of foreign tax credit carryovers which are more-likely-than-not to be utilized before expiration.

As of December 31, 2014, we have state net operating loss carryforwards of $0.5 million which will expire from 2015 through 2034. The utilization of these state net operating loss carryforwards depends upon apportionment percentages and state laws, which can change from year to year.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2011 through 2014 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service and various states for GPIC and GPI USA, by the French Tax Administration for GPI SAS, and the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia.

Note 19. Earnings per Share (EPS)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2014	2013
Weighted-average number of common shares outstanding - basic	7,916	7,942
Potential dilution from equity grants	99	87
Weighted-average number of common shares outstanding - diluted	8,015	8,029

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the years ended December 31, 2014 and 2013 totaled to 50 and 39, respectively.

Note 20. Related-party Transactions

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Based upon this evaluation, our CEO and CFO have concluded that, as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the unintended or intended circumvention or overriding of the controls and procedures. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our CEO and CFO, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2014) are incorporated herein by reference.

Item 11.  Executive Compensation

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2014) are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2014) are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

We have no related-party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2014) is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2014) are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

2.01***	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, dated May 13, 2002 (1)
2.02***	Stock Purchase Agreement, dated April 11, 2002, by and among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset S.A. listed on the signature pages thereto (1)
2.03***	Asset Purchase Agreement, dated July 1, 2014, by and among the Registrant, GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the Shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent (2)
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation (1)
3.02	Certificate of Amendment to Articles of Incorporation of the Registrant, filed June 25, 2004 (3)
3.03	Amended and Restated Bylaws of the Registrant, adopted by the Board of Directors of the Registrant on December 27, 2007 (4)
4.01	Specimen Certificate for the Common Stock of the Registrant (3)
10.01*	Amendment to 1994 Directors’ Stock Option Plan (5)
10.02*	Employment Agreement, dated October 28, 2008, by and between Gregory Gronau and the Registrant (6)
10.03	Lease Agreement, dated December 16, 2008, by and between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee (7)
10.04*	Stock Option Agreement, dated May 6, 2009, by and between Gregory S. Gronau and the Registrant (8)
10.05*	Compensation arrangement of Michael D. Mann (9)
10.06	Binding Letter of Intent, dated March 13, 2014, by and between the Registrant and GemGroup, Inc. (10)
10.07	Revision to Binding Letter of Intent, dated March 13, 2014, by and between the Registrant and GemGroup, Inc., dated May 20, 2014 (11)
10.08	Demand Line of Credit Agreement, dated June 26, 2014, by and between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association (2)
10.09	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association (2)
10.10	Security Agreement, dated June 26, 2014, by and between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association (2)
10.11	Unlimited Guaranty, dated June 26, by the Registrant for the benefit of HSBC Bank USA, National Association (2)
21.01	List of subsidiaries of the Registrant (12)
23.01**	Consent of Moss Adams LLP, independent registered public accounting firm
31.10**	Certification of Chief Executive Officer
31.20**	Certification of Chief Financial Officer
32.00**	Certification of Chief Executive Officer and Chief Financial Officer
99.01	Government Gaming Regulation
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
***	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 19, 2015	By:	/s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2015	By:	/s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 19, 2015	By:	/s/ Alain Thieffry Alain Thieffry Chief Financial Officer, and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)
Date: March 19, 2015	By:	/s/ Eric P. Endy Eric P. Endy Director
Date: March 19, 2015	By:	/s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 19, 2015	By:	/s/ Charles R. Henry Charles R. Henry Director
Date: March 19, 2015	By:	/s/ Robert J. Kelly Robert J. Kelly Director
Date: March 19, 2015	By:	/s/ Jean-Francois Lendais Jean-Francois Lendais Director

