Form 10-K/A
period 2014-12-31
Gaming Partners International CORP
filed 2015-03-20
CIK 918580

UNITED STATES

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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 19, 2015, solely to correct (a) a typographical error in the signature date of the Report of Independent Registered Public Accounting Firm in Part II, Item 8, which was dated March 19, 2014 instead of March 19, 2015, and (b) the exhibit index in Part IV, Item 15, which inadvertently omitted footnote cross-references. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Form 10-K, as amended, is being re-filed.

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

March 20, 2015

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

(a)(3) and (c)	Exhibits

2.01***	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, by and between Paul-Son Gaming Corporation and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, dated May 13, 2002 (1)
2.02***	Stock Purchase Agreement, dated April 11, 2002, by and among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset S.A. listed on the signature pages thereto (1)
2.03***	Asset Purchase Agreement, dated July 1, 2014, by and among the Registrant, GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the Shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent (2)
3.01	Certificate of Amendment and Restatement of Articles of Incorporation of Paul-Son Gaming Corporation (1)
3.02	Certificate of Amendment to Articles of Incorporation of the Registrant, filed June 25, 2004 (3)
3.03	Amended and Restated Bylaws of the Registrant, adopted by the Board of Directors of the Registrant on December 27, 2007 (4)
4.01	Specimen Certificate for the Common Stock of the Registrant (3)
10.01*	Amendment to 1994 Directors’ Stock Option Plan (5)
10.02*	Employment Agreement, dated October 28, 2008, by and between Gregory Gronau and the Registrant (6)
10.03	Lease Agreement, dated December 16, 2008, by and between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee (7)
10.04*	Stock Option Agreement, dated May 6, 2009, by and between Gregory S. Gronau and the Registrant (8)
10.05*	Compensation arrangement of Michael D. Mann (9)
10.06	Binding Letter of Intent, dated March 13, 2014, by and between the Registrant and GemGroup, Inc. (10)
10.07	Revision to Binding Letter of Intent, dated March 13, 2014, by and between the Registrant and GemGroup, Inc., dated May 20, 2014 (11)
10.08	Demand Line of Credit Agreement, dated June 26, 2014, by and between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association (2)
10.09	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association (2)
10.10	Security Agreement, dated June 26, 2014, by and between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association (2)
10.11	Unlimited Guaranty, dated June 26, by the Registrant for the benefit of HSBC Bank USA, National Association (2)
21.01	List of subsidiaries of the Registrant (12)
23.01**	Consent of Moss Adams LLP, independent registered public accounting firm
31.10**	Certification of Chief Executive Officer
31.20**	Certification of Chief Financial Officer
32.00**	Certification of Chief Executive Officer and Chief Financial Officer
99.01	Government Gaming Regulation (13)
101.INS****	XBRL Instance
101.SCH****	XBRL Taxonomy Extension Schema
101.CAL****	XBRL Taxonomy Extension Calculation
101.DEF****	XBRL Taxonomy Extension Definition
101.LAB****	XBRL Taxonomy Extension Labels
101.PRE****	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s definitive Proxy Statement, as filed with the SEC on August 9, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 7, 2014.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on December 28, 2007.
(5)	Incorporated by reference to the Registrant’s definitive Proxy Statement, as filed with the SEC on April 9, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2009.
(8)	Incorporated by reference to the Registrant’s definitive Proxy Statement, as filed with the SEC on April 6, 2009.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on September 11, 2013.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2014.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2014.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2011.
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, as filed with the SEC on March 31, 2014.

*	Management contracts or compensatory plans or arrangements.
**	Filed herewith.
***	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.
****	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION
Date: March 20, 2015	By:	/s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2015	By:	/s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 20, 2015	By:	/s/ Alain Thieffry Alain Thieffry Chief Financial Officer, and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)
Date: March 20, 2015	By:	/s/ Eric P. Endy Eric P. Endy Director
Date: March 20, 2015	By:	/s/ Martin A. Berkowitz Martin A. Berkowitz Director
Date: March 20, 2015	By:	/s/ Charles R. Henry Charles R. Henry Director
Date: March 20, 2015	By:	/s/ Robert J. Kelly Robert J. Kelly Director
Date: March 20, 2015	By:	/s/ Jean-Francois Lendais Jean-Francois Lendais Director

