Form 10-Q
period 2015-03-31
Gaming Partners International CORP
filed 2015-05-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2015, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$10,117	$8,969
Marketable securities	5,380	3,597
Accounts receivable, net	9,080	10,327
Inventories	7,973	9,063
Prepaid expenses	1,068	749
Deferred income tax assets	1,097	1,011
Other current assets	2,242	2,273
Total current assets	36,957	35,989
Property and equipment, net	14,145	15,087
Goodwill	10,292	10,292
Intangibles, net	2,717	2,794
Deferred income tax asset	2,570	2,003
Inventories, non-current	504	523
Other assets	1,589	1,706
Total assets Total assets	$68,774	$68,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,047	$3,321
Accrued liabilities	3,783	3,906
Customer deposits and deferred revenue	1,126	2,224
Current portion of short term debt	10,000	10,000
Income taxes payable	802	343
Total current liabilities	19,758	19,794
Deferred income tax liability	245	272
Other liabilities	65	63
Total liabilities Total liabilities	20,068	20,129
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,219,577 and 7,928,594 issued and outstanding, respectively, as of March 31, 2015, and 8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2014	82	82
Additional paid-in capital	19,991	19,886
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	32,838	30,881
Accumulated other comprehensive loss	(1,942)	(321)
Total stockholders' equity	48,706	48,265
Total liabilities and stockholders' equity	$68,774	$68,394

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$18,656	$10,559
Cost of revenues	12,332	7,800
Gross profit	6,324	2,759

Marketing and sales	1,800	1,303
General and administrative	2,416	2,068
Research and development	339	437
Operating income (loss)	1,769	(1,049)
Other income, net	35	55
Income (loss) before income taxes	1,804	(994)
Income tax (benefit) provision	(153)	137
Net income (loss)	$1,957	$(1,131)

Earnings per share:
Basic	$0.25	$(0.14)
Diluted	$0.24	$(0.14)
Weighted-average shares of common stock outstanding:
Basic	7,916	7,916
Diluted	8,025	7,916

See notes to unaudited condensed consolidated financial statements.

4

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$1,957	$(1,131)
Other comprehensive loss:
Foreign currency translation adjustment	(1,621)	(20)
Other comprehensive loss, net of tax	(1,621)	(20)
Total comprehensive income (loss)	$336	$(1,151)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net loss	-	-	-	-	(1,131)	-	(1,131)
Stock compensation expense	-	-	52	-	-	-	52
Foreign currency translation adjustment	-	-	-	-	-	(20)	(20)
Balance, March 31, 2014	7,916,094	$82	$19,823	$(2,262)	$27,074	$1,657	$46,374

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	1,957	-	1,957
Common stock options exercised	12,500	-	87	-	-	-	87
Tax benefit of stock options exercised	-	-	3	-	-	-	3
Stock compensation expense	-	-	15	-	-	-	15
Foreign currency translation adjustment	-	-	-	-	-	(1,621)	(1,621)
Balance, March 31, 2015	7,928,594	$82	$19,991	$(2,263)	$32,838	$(1,942)	$48,706

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$1,957	$(1,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	680	565
Amortization of intangible assets	77	31
Provision for bad debt	139	38
Deferred income taxes	(672)	431
Stock compensation expense	15	52
Loss on sale or disposal of PPE	38	-
(Gain) on sale of marketable securities	(1)	(1)
Change in operating assets and liabilities:
Accounts receivable	1,072	325
Inventories	780	(5)
Prepaid expenses and other current assets	(495)	(186)
Non-current other assets	63	40
Accounts payable	810	(243)
Accrued liabilities	122	(17)
Customer deposits and deferred revenue	(1,086)	626
Other current liabilities	(87)	-
Income taxes payable	462	(12)
Net cash provided by operating activities	3,874	513

Cash Flows from Investing Activities
Purchases of marketable securities	(6,759)	(5,204)
Proceeds from sale of marketable securities	4,508	5,068
Initial deposit on business acquisition	-	(1,000)
Proceeds from sale of PPE	18	-
Capital expenditures	(174)	(53)
Net cash used in investing activities	(2,407)	(1,189)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	87	-
Net cash provided by financing activities	87	-
Effect of exchange rate changes on cash	(406)	(3)
Net increase (decrease) in cash and cash equivalents	1,148	(679)
Cash and cash equivalents, beginning of period	8,969	14,492
Cash and cash equivalents, end of period	$10,117	$13,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$-
Cash paid for income taxes, net of refunds	$3	$11

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$47	$-

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri), Gaming Partners International SAS (GPI SAS), and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona, Blue Springs, Missouri, and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes all our casino currencies, radio frequency identification device (RFID) product solutions, playing cards, and other table accessories in the Asia-Pacific region. GPI Asia also sells table layouts and upholstery that it manufactures in Macau S.A.R.

Our business activities include the manufacture and supply of casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, upholstery, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

Significant Accounting Policies

Basis of Consolidation and Presentation. The accompanying condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, GPI Mexicana, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in the form prescribed by the Securities and Exchange Commission (SEC), and do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results and cash flows for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results for any other interim period or a full fiscal year.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. At present, this guidance is effective for annual reporting periods beginning after December 15, 2016 and early application is not permitted. In April 2015, the FASB proposed a deferral of the effective date of ASU 2014-09. The proposal would defer required adoption for a one-year, until December 15, 2017, and would permit early application though in no case could the new guidance be applied before the original effective date. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 2. Acquisition

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup (GemGroup Acquisition), a manufacturer of playing cards, table layouts and casino currency primarily sold under the Gemaco® brand. The results of the GemGroup Acquisition have been consolidated with the Company’s results of operations and cash flows beginning on the date of the acquisition. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

Due to integration of the combined businesses since the day of acquisition, it is impracticable to determine the earnings or loss contributed by the acquisition.

The following unaudited supplemental pro forma consolidated results of operations for the three months ended March 31, 2015 and for the three months ended March 31, 2014 have been prepared as if the GemGroup Acquisition had occurred at January 1, 2014 (unaudited; in thousands, except for per share data):

	Three Months Ended
	March 31,
	2015	2014
Net revenues	$18,656	$16,628
Net income attributable to common stockholders	1,957	(596)
Earnings per share—Basic	0.25	(0.08)
Earnings per share—Diluted	0.24	(0.07)

The unaudited supplemental pro forma consolidated results of operations is provided for illustrative purposes only and do not purport to be indicative of the results that would have been obtained if the GemGroup Acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited supplemental pro forma consolidated results of operations were derived, in part, from the historical financial statements of GemGroup and other available information and assumptions believed to be reasonable under the circumstances.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	March 31, 2015			December 31, 2014
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States (including Mexico)	$4,331	$-	$4,331	$3,160	$-	$3,160
France	823	5,380	6,203	644	3,597	4,241
Macau S.A.R., China	4,964	-	4,964	5,165	-	5,165
Total	$10,117	$5,380	$15,497	$8,969	$3,597	$12,566

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$1,085	$-	$1,085	$1,215	$-	$1,215
Bond mutual funds	4,295	-	4,295	2,382	-	2,382
Total marketable securities	$5,380	$-	$5,380	$3,597	$-	$3,597

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2015, one Macau customer, whose account is current, accounted for 12% of our accounts receivable balance. At December 31, 2014, one Macau casino customer accounted for 30% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
March 31, 2015	$302	$139	$(7)	$(5)	$429
December 31, 2014	$114	$193	$(5)	$-	$302

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$5,540	$5,747
Work in progress	996	1,257
Finished goods	1,941	2,582
Total inventories	$8,477	$9,586

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2015	December 31, 2014
Current	$7,973	$9,063
Non-current	504	523
Total inventories	$8,477	$9,586

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$1,754	$1,784
Buildings and improvements	9,474	9,857
Equipment and furniture	24,948	26,033
Vehicles	379	368
	36,555	38,042
Less accumulated depreciation	(22,410)	(22,955)
Property and equipment, net	$14,145	$15,087

Depreciation expense for the three months ended March 31, 2015 and 2014 was $680 and $565, respectively.

Note 7. Goodwill and Intangible Assets

We have goodwill valued at $10.3 million as of March 31, 2015 arising from the July 1, 2014 GemGroup Acquisition.

Intangible assets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,742	$(358)	$1,384	$1,742	$(327)	$1,415	10-15
Customer list	1,298	(133)	1,165	1,298	(107)	1,191	10-15
Patents	542	(511)	31	542	(503)	39	13-14
Other intangible assets	427	(290)	137	207	(58)	149	3-10
Total intangible assets	$4,009	$(1,292)	$2,717	$3,789	$(995)	$2,794

Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 was $77 and $31, respectively.

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

Note 9. Commitments and Contingencies

Legal Proceedings and Contingencies

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

Note 10. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, and by component for the three months ended March 31, 2015, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2015	$(322)	$1	$(321)
Other comprehensive loss	(1,621)	-	(1,621)
Balance at March 31, 2015	$(1,943)	$1	$(1,942)

Note 11. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). The CEO manages our operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. Our CEO is also the chief operating manager for each of our entities in the United States, France, and Macau S.A.R.; that is, the individual locations do not have “segment,” “product line,” or other overall managers who report to our CEO.

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	March 31,
	2015		2014
Revenues
The Americas	$12,304	65.9%	$5,270	49.9%
Asia-Pacific	5,969	32.0%	4,805	45.5%
Europe and Africa	383	2.1%	484	4.6%
Total	$18,656	100.0%	$10,559	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	March 31,
	2015		2014

Casino currency with RFID	3,619	19.4%	3,880	36.7%
Casino currency without RFID	$3,079	16.5%	$2,276	21.6%
Total casino currency	6,698	35.9%	6,156	58.3%

Playing cards	5,773	30.9%	1,538	14.6%
Table layouts	1,694	9.1%	856	8.1%
Table accessories and other products	1,642	8.8%	651	6.2%
Dice	601	3.2%	510	4.8%
Gaming furniture	588	3.2%	256	2.4%
RFID solutions	860	4.6%	246	2.3%
Shipping	800	4.3%	346	3.3%
Total	$18,656	100.0%	$10,559	100.0%

For the three months ended March 31, 2015, one casino customer accounted for 11% of revenues and for the three months ended March 31, 2014, a different customer accounted for 23% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

Property and equipment, net:	March 31, 2015	December 31, 2014
United States	$8,008	$8,199
France	3,215	3,699
Mexico	2,763	3,055
Asia	159	134
Total	$14,145	$15,087

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	March 31, 2015	December 31, 2014
United States	$2,185	$2,249
Asia	525	535
France	7	10
Total	$2,717	$2,794

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted-average number of common shares outstanding - basic	7,916	7,916
Potential dilution from equity grants	109	-
Weighted-average number of common shares outstanding - diluted	8,025	7,916

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition and should be read in conjunction with our consolidated condensed financial statements and related notes and the other financial information included in the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

Overview of Our Business

We custom manufacture and supply casino currency with multiple security and design options. Additionally, we provide multiple RFID technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). We also manufacture playing cards, table layouts, dice, gaming furniture, roulette wheels, table accessories, and other products that are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip (BC®) and Bud Jones®.  GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico, and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We also warehouse inventory in San Luis, Arizona, Blue Springs, Missouri, and at our Las Vegas, Nevada headquarters, and have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes all our casino currencies, radio frequency identification device (RFID) product solutions, playing cards, and other table accessories in the Asia-Pacific region. GPI Asia also sells table layouts and upholstery that it manufactures in Macau S.A.R.

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

Historically, we have experienced significant fluctuations in our quarterly operating results which are primarily due to increased orders we receive as a result of the opening of new casinos, the expansion of existing casinos, or large replacement orders for casino currency, a major product line. However, we anticipate such fluctuations to somewhat lessen as a result of the GemGroup Acquisition due to our increased market share of both playing cards and table layouts, two important sources of recurring revenue. Our backlog, which reflects signed orders, was as follows at March 31, 2015 and March 31, 2014 (in millions):

	GPI USA		GPI Asia		GPI SAS		Total
March 31, 2015	$6.6	million	$2.9	million	$0.4	million	$9.9	million
March 31, 2014	$4.2	million	$1.1	million	$0.3	million	$5.6	million

Outlook

On April 29, 2015, we received a $7.2 million order to supply gaming chips and plaques for a new casino in Macau S.A.R. The order includes the Company’s Bourgogne et Grasset brand of plaques as well as the newly released V-Series American style chips. This order is not reflected in the backlog immediately above. This order is expected to deliver later this year.

We anticipate several large casino openings will take place in 2015 and beyond in the Asia-Pacific region. Accordingly, we anticipate that our 2015 currency revenues will be higher than 2014. We also anticipate a significant increase in 2015 of playing cards and table layout revenue as a result of the GemGroup Acquisition. Playing cards in particular will likely be a larger percentage of overall revenue than in past quarters.

Financial and Operational Highlights

For the first quarter of 2015, our revenues were $18.7 million, an increase of $8.1 million, or 76.7%, compared to revenues of $10.6 million for the same period of 2014.  For the first quarter of 2015, our net income was $2.0 million, an increase of $3.1 million, or 273.0%, compared to net loss of $1.1 million for the same period in 2014. The increase in our results for the three months ended March 31, 2015 is primarily due to the additional business generated by the GemGroup Acquisition.

GPI SAS uses the euro as its functional currency. At March 31, 2015 and December 31, 2014, the U.S. dollar to euro exchange rates were $1.09 and $1.22, respectively, which represents a 10.7% stronger dollar compared to the euro. The average exchange rates for the three months ended March 31, 2015 and 2014 were $1.13 and $1.37, respectively, which represents a 17.5% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At March 31, 2015 and December 31, 2014, the Mexican peso to U.S. dollar exchange rates were 15.24 and 14.47, respectively, which represents a 5.3% stronger dollar compared to the peso. The average exchange rates for the three months ended March 31, 2015 and 2014 were 14.94 pesos and 13.23 pesos to the U.S. dollar, respectively, which represents a 12.9% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region, and our layout manufacturer in the Asia-Pacific region, uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because of the number of transactions using the local currency is minimal.

Other Matters

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup for $19.75 million, using a combination of cash and bank financing. GemGroup was a manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco brand. See Note 2 – Acquisition.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated condensed financial statements included in this report, while unaudited, have been prepared in accordance with U.S. GAAP. Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2015		2014		Change
Revenues	$18,656	100.0%	$10,559	100.0%	$8,097	76.7%
Cost of revenues	12,332	66.1%	7,800	73.9%	4,532	58.1%
Gross profit	6,324	33.9%	2,759	26.1%	3,565	129.2%
Selling, administrative, and research and development	4,555	24.4%	3,808	36.1%	747	19.6%
Operating income (loss)	1,769	9.5%	(1,049)	(10.0)%	2,818	268.6%
Other income	35	0.2%	55	0.5%	(20)	(36.4)%
Income (loss) before income taxes	1,804	9.7%	(994)	(9.5)%	2,798	281.5%
Income tax (benefit) provision	(153)	(0.8)%	137	1.3%	(290)	(211.7)%
Net income (loss)	$1,957	10.5%	$(1,131)	(10.8)%	$3,088	273.0%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2015		2014		Change
Revenues
The Americas	$12,304	65.9%	$5,270	49.9%	$7,034	133.5%
Asia-Pacific	5,969	32.0%	4,805	45.5%	1,164	24.2%
Europe and Africa	383	2.1%	484	4.6%	(101)	(20.9)%
Total	$18,656	100.0%	$10,559	100.0%	$8,097	76.7%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2015		2014		Change

Casino currency with RFID	3,619	19.4%	3,880	36.7%	(261)	(6.7)%
Casino currency without RFID	$3,079	16.5%	$2,276	21.6%	$803	35.3%
Total casino currency	6,698	35.9%	6,156	58.3%	542	8.8%

Playing cards	5,773	30.9%	1,538	14.6%	4,235	275.4%
Table layouts	1,694	9.1%	856	8.1%	838	97.9%
Table accessories and other products	1,642	8.8%	651	6.2%	991	152.2%
Dice	601	3.2%	510	4.8%	91	17.8%
Gaming furniture	588	3.2%	256	2.4%	332	129.7%
RFID solutions	860	4.6%	246	2.3%	614	249.6%
Shipping	800	4.3%	346	3.3%	454	131.2%
Total	$18,656	100.0%	$10,559	100.0%	$8,097	76.7%

Comparison of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues. For the three months ended March 31, 2015, our revenues were $18.7 million, an increase of $8.1 million, or 76.7%, compared to revenues of $10.6 million for the same period of 2014. The increase in revenues is primarily attributable to increased playing card and table layout revenues resulting from the GemGroup Acquisition in July 2014.

Cost of Revenues. For the three months ended March 31, 2015, cost of revenues was $12.3 million, an increase of $4.5 million, or 58.1%, compared to cost of revenues of $7.8 million for the same period in 2014. As a percentage of revenues, our cost of revenues decreased to 66.1% in 2015 compared to 73.9% in 2014. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended March 31, 2015, gross profit was $6.3 million, an increase of $3.6 million, or 129.2%, compared to gross profit of $2.8 million for the same period in 2014. As a percentage of revenues, our gross profit increased to 33.9% from 26.1%. The improvements are primarily due to efficiency improvement in our playing card production as a result of completing the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri in December 2014. Additional factors are a stronger dollar as compared to the euro, and an increase in revenue of our higher margin currency products.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2015		2014		Change
Marketing and sales	$1,800	9.6%	$1,303	12.3%	$497	38.1%
General and administrative	2,416	13.0%	2,068	19.7%	348	16.8%
Research and development	339	1.8%	437	4.1%	(98)	(22.4)%
Total selling, administrative, and research and development	$4,555	24.4%	$3,808	36.1%	$747	19.6%

For the three months ended March 31, 2015, selling, administrative, and research and development expenses were $4.6 million, an increase of $0.7 million, or 19.6%, compared to selling, administrative, and research and development expenses of $3.8 million during the same period in 2014. Selling, administrative, and research and development expenses decreased as a percent of revenue to 24.4% in the first three months of 2015 from 36.1% in the same period in 2014.

Marketing and sales expenses increased by $0.5 million during the first quarter of 2015, compared to the same period in 2014 which is primarily due to an increase in sales expenses for additional personnel associated with the GemGroup Acquisition in July of 2014.

General and administrative expenses increased by $0.3 million during the first quarter of 2015, compared to the same period in 2014 which is primarily due to an increase in personnel and other general administrative expenses associated with the GemGroup Acquisition in July of 2014.

Research and development expenses remained relatively unchanged in the first quarter of 2015 compared to the same period in 2014.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2015		2014		Change
Interest income	$5	0.0%	$78	0.7%	$(73)	(93.6)%
Interest expense	(63)	(0.3)%	-	0.0%	(63)	0.0%
Gain (Loss) on foreign currency transactions	89	0.5%	(25)	(0.2)%	114	(456.0)%
Other income, net	4	0.0%	2	0.0%	2	100.0%
Total other income	$35	0.2%	$55	0.5%	$(20)	(36.4)%

Income Taxes. Our effective income tax rate for the three months ended March 31, 2015 and 2014 was (8.49%) and (13.78%), respectively. Our effective tax rate for the three months ended March 31, 2015 was favorably affected by the release of valuation allowance related to foreign tax credits, the foreign rate differential on income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment. Without the decrease in the valuation allowance related to foreign tax credits, our effective tax rate for the three months ended March 31, 2015 would have been 24.42%.

Our effective tax rate for the three months ended March 31, 2014 differed from the statutory rate primarily due to the increase in our valuation allowance related to foreign tax credits, offset by a favorable impact from the foreign rate differential on income from our Macau subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS. In 2015, the French Tax Administration has started an examination of GPI SAS for tax years 2013 and 2012.

We account for uncertain tax positions in accordance with applicable accounting guidance. There were no unrecognized tax benefits reported at March 31, 2015 or December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2014, GPI USA and HSBC Bank USA entered into a demand line of credit agreement with a limit of $10.0 million. Interest on the line of credit is LIBOR plus 2.25%. We borrowed $10.0 million under the line of credit to finance the GemGroup Acquisition on June 26, 2014. The line of credit is secured by a lien on all of the assets of GPI USA and is guaranteed by GPIC. The line of credit is subject to renewal by the bank in its sole discretion on June 30 of each year. Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions.

At March 31, 2015, we had $10.1 million in cash and cash equivalents and $5.4 million in marketable securities, totaling $15.5 million. Of this amount, $6.2 million is held by GPI SAS, $5.0 million is held by GPI Asia, and $4.3 million is held by GPI USA. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. We may repatriate amounts from GPI SAS and, accordingly, our condensed financial statements reflect the tax impacts that would result from repatriation. We do not anticipate repatriation from GPI Asia and, accordingly, our condensed financial statements do not reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	March 31,	December 31,	Period-to-Period
	2015	2014	Change
Cash and cash equivalents	$10,117	$8,969	$1,148	12.8%
Marketable securities	5,380	3,597	1,783	49.6%
Working capital	17,199	16,195	1,004	6.2%
Current ratio	1.9	1.8

At March 31, 2015, working capital totaled $17.2 million, an increase of $1.0 million, or 6.2%, compared to working capital of $16.2 million at December 31, 2014. This increase is due to an increase in current assets of $1.0 million.

Cash Flows. The following summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2015	2014	Change

Operating activities	$3,874	$513	$3,361	655.1%
Investing activities	(2,407)	(1,189)	(1,218)	102.5%
Financing activities	87	-	87	0.0%
Effect of exchange rates	(406)	(3)	(403)	13,446.7%
Net change	$1,148	$(679)	$1,825	268.8%

The increase in cash flows provided by operating activities was primarily caused by an increase in net income of $3.1 million.

The increase in cash flows used by investing activities was primarily due to an increase in purchases of marketable securities of $1.6 million offset by a decrease of the business acquisition deposit of $1.0 million due to the GemGroup Acquisition.

Cash flows provided by financing activities remained relatively flat as compared to the three months ended March 31, 2014.

Capital Expenditures. We intend to purchase approximately $1.6 million in property, plant, and equipment during the remainder of 2015. In the first quarter of 2015, we purchased $0.2 million of property, plant, and equipment. Previously anticipated capital expenditures of approximately $2.0 million have been postponed until 2016.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At March 31, 2015, our backlog of signed orders for 2015 was $9.9 million, consisting of $6.6 million for GPI USA, $2.9 million for GPI Asia, and $0.4 million for GPI SAS. At March 31, 2014, our backlog of signed orders for 2014 was $5.6 million, consisting of $4.2 million for GPI USA, $1.1 million for GPI Asia, and $0.3 million for GPI SAS.

Contractual Obligations and Commercial Commitments

There was no material change in our contractual obligations and commercial commitments during the three months ended March 31, 2015.

Forward-Looking Information Statements and Risk Factors

Throughout this Quarterly Report on Form 10-Q, we make some forward-looking statements which do not relate to historical or current facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable that, while considered reasonable by us, are inherently subject to significant business, economic, and competitive risks and uncertainties, many of which are beyond our control and are subject to change. The statements also relate to our future prospects and anticipated performance, development, and business strategies such as statements relating to anticipated future sales or the timing thereof, potential acquisitions, the long-term growth and prospects of our business or any jurisdiction, the duration or effects of unfavorable economic conditions which may reduce our product sales, and the long-term potential of the RFID gaming chips market and our ability to capitalize on any such growth opportunities. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A. “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the first quarter of 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 13, 2015	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 13, 2015	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

