Form 10-Q
period 2015-06-30
Gaming Partners International CORP
filed 2015-08-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2015 was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$14,625	$8,969
Marketable securities	5,724	3,597
Accounts receivable, net	7,605	10,327
Inventories	9,737	9,063
Prepaid expenses	699	749
Deferred income tax assets	1,320	1,011
Other current assets	2,809	2,273
Total current assets	42,519	35,989
Property and equipment, net	14,246	15,087
Goodwill	10,292	10,292
Intangibles, net	2,645	2,794
Deferred income tax asset	2,756	2,003
Inventories, non-current	259	523
Other assets	1,553	1,706
Total assets	$74,270	$68,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,193	$3,321
Accrued liabilities	3,965	3,906
Customer deposits and deferred revenue	5,526	2,224
Current portion of long term debt	1,326	10,000
Income taxes payable	1,405	343
Total current liabilities	16,415	19,794
Long term debt	8,674	-
Deferred income tax liability	219	272
Other liabilities	73	63
Total liabilities	25,381	20,129
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,219,577 and 7,928,594 issued and outstanding, respectively, as of June 30, 2015, and 8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2014	82	82
Additional paid-in capital	20,014	19,886
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	32,697	30,881
Accumulated other comprehensive loss	(1,641)	(321)
Total stockholders' equity	48,889	48,265
Total liabilities and stockholders' equity	$74,270	$68,394

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$16,249	$10,216	$34,905	$20,775
Cost of revenues	11,615	7,463	23,947	15,263
Gross profit	4,634	2,753	10,958	5,512

Marketing and sales	1,384	1,343	3,184	2,646
General and administrative	2,466	2,043	4,882	4,111
Research and development	311	417	650	854
Operating income (loss)	473	(1,050)	2,242	(2,099)
Other (expense) income, net	(103)	49	(68)	106
Income (loss) before income taxes	370	(1,001)	2,174	(1,993)
Income tax provision	511	154	358	292
Net (loss) income	$(141)	$(1,155)	$1,816	$(2,285)

Earnings per share:
Basic	$(0.02)	$(0.15)	$0.23	$(0.29)
Diluted	$(0.02)	$(0.15)	$0.23	$(0.29)
Weighted-average shares of common stock outstanding:
Basic	7,929	7,916	7,922	7,916
Diluted	7,929	7,916	8,035	7,916

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(141)	$(1,155)	$1,816	$(2,285)
Other comprehensive income (loss):
Foreign currency translation adjustment	301	(131)	(1,320)	(151)
Other comprehensive income (loss), net of tax	301	(131)	(1,320)	(151)
Total comprehensive income (loss)	$160	$(1,286)	$496	$(2,436)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net loss	-	-	-	-	(2,285)	-	(2,285)
Stock compensation expense	-	-	82	-	-	-	82
Foreign currency translation adjustment	-	-	-	-	-	(151)	(151)
Balance, June 30, 2014	7,916,094	$82	$19,853	$(2,262)	$25,920	$1,526	$45,119

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	1,816	-	1,816
Common stock options exercised	12,500	-	87	-	-	-	87
Tax benefit of stock options exercised	-	-	3	-	-	-	3
Stock compensation expense	-	-	38	-	-	-	38
Foreign currency translation adjustment	-	-	-	-	-	(1,320)	(1,320)
Balance, June 30, 2015	7,928,594	$82	$20,014	$(2,263)	$32,697	$(1,641)	$48,889

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$1,816	$(2,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,317	1,110
Amortization of intangible assets	149	61
Provision for bad debt	533	55
Deferred income taxes	(1,107)	371
Stock compensation expense	38	82
Tax on exercise of stock options	3	-
(Gain) loss on sale or disposal of property, plant and equipment	(26)	24
(Gain) on sale of marketable securities	(2)	(2)
Change in operating assets and liabilities:
Accounts receivable	2,157	1,649
Inventories	(691)	(1,062)
Prepaid expenses and other current assets	(647)	1,717
Non-current other assets	110	(872)
Accounts payable	929	26
Accrued liabilities	190	21
Customer deposits and deferred revenue	3,323	750
Income taxes payable	1,072	(55)
Net cash provided by operating activities	9,164	1,590

Cash Flows from Investing Activities
Purchases of marketable securities	(6,252)	(7,881)
Proceeds from sale of marketable securities	3,797	8,565
Initial deposit on business acquisition	-	(1,000)
Change in restricted cash	-	(10,000)
Proceeds from sale of property, plant and equipment	31	14
Capital expenditures	(790)	(241)
Net cash used in investing activities	(3,214)	(10,543)

Cash Flows from Financing Activities
Cash (paid) received for demand line of credit	(10,000)	10,000
Proceeds from debt obligation	10,000	-
Proceeds from exercise of stock options	87	-
Net cash provided by financing activities	87	10,000
Effect of exchange rate changes on cash	(381)	(22)
Net increase in cash and cash equivalents	5,656	1,025
Cash and cash equivalents, beginning of period	8,969	14,492
Cash and cash equivalents, end of period	$14,625	$15,517

Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net of refunds	$(280)	$934

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired through accounts payable	$46	$91

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

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. In July 2015, the FASB approved a deferral of the effective date of ASU 2014-09 to January 1, 2017, and would permit early application though in no case could the new guidance be applied before the original effective date. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The following unaudited supplemental pro forma consolidated results of operations for the three and six months ended June 30, 2015, and for the three and six months ended June 30, 2014, have been prepared as if the GemGroup Acquisition had occurred at January 1, 2014 (unaudited; in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$16,249	$16,527	$34,905	$33,156
Net (loss) income attributable to common stockholders	(141)	(608)	1,816	(1,204)
Earnings per share—Basic	(0.02)	(0.08)	0.23	(0.15)
Earnings per share—Diluted	(0.02)	(0.08)	0.23	(0.15)

The unaudited supplemental pro forma consolidated results of operations are provided for illustrative purposes only and do not purport to be indicative of the results that would have been obtained if the GemGroup Acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited supplemental pro forma consolidated results of operations were derived, in part, from the historical financial statements of GemGroup and other available information and assumptions believed to be reasonable under the circumstances.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in financial institutions in various countries throughout the world. Substantially all accounts have balances in excess of government-insured limits. The following summarizes the geographic location of our holdings (in thousands):

	June 30, 2015			December 31, 2014
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States (including Mexico)	$5,077	$-	$5,077	$3,160	$-	$3,160
France	2,075	5,724	7,799	644	3,597	4,241
Macau S.A.R., China	7,473	-	7,473	5,165	-	5,165
Total	$14,625	$5,724	$20,349	$8,969	$3,597	$12,566

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$1,109	$-	$1,109	$1,215	$-	$1,215
Bond mutual funds	4,614	-	4,614	2,382	-	2,382
Total marketable securities	$5,724	$-	$5,724	$3,597	$-	$3,597

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At June 30, 2015, two Macau customers accounted for 13% and 10% of our accounts receivable balance. At December 31, 2014, one Macau customer accounted for 30% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
June 30, 2015	$302	$533	$(35)	$(4)	$796
December 31, 2014	$114	$193	$(5)	$-	$302

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$6,117	$5,747
Work in progress	915	1,257
Finished goods	2,964	2,582
Total inventories	$9,996	$9,586

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2015	December 31, 2014
Current	$9,737	$9,063
Non-current	259	523
Total inventories	$9,996	$9,586

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$1,759	$1,784
Buildings and improvements	9,576	9,857
Equipment and furniture	25,738	26,033
Vehicles	381	368
	37,454	38,042
Less accumulated depreciation	(23,208)	(22,955)
Property and equipment, net	$14,246	$15,087

Depreciation expense for the three months ended June 30, 2015 and 2014 was $637 and $545, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $1,317 and $1,110, respectively.

Note 7. Goodwill and Intangible Assets

We have goodwill valued at $10.3 million as of June 30, 2015 arising from the GemGroup Acquisition.

Intangible assets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,772	$(391)	$1,381	$1,742	$(327)	$1,415	10-15
Customer list	1,323	(190)	1,133	1,298	(107)	1,191	10-15
Patents	542	(516)	26	542	(503)	39	13-14
Other intangible assets	372	(267)	105	207	(58)	149	3-10
Total intangible assets	$4,009	$(1,364)	$2,645	$3,789	$(995)	$2,794

Amortization expense for intangible assets for the three months ended June 30, 2015 and 2014 was $72 and $30, respectively. Amortization expense for intangible assets for the six months ended June 30, 2015 and 2014 was $149 and $61, respectively.

Note 8. Debt

On June 26, 2015, the Company entered into a credit agreement (Credit Agreement) with Nevada State Bank (Lender) for a combined $15.0 million, consisting of a $10.0 million seven-year term loan (Term Loan) and a $5.0 million five-year revolving loan (Revolving Loan). The Term Loan will mature on June 26, 2022, and the Revolving Loan will mature on June 26, 2020.

The Company borrowed the full amount under the Term Loan and repaid its existing $10.0 million demand line of credit with HSBC Bank USA, National Association (HSBC) on June 26, 2015. Upon repayment of the $10.0 million demand line of credit with HSBC, all obligations, security interests, liens and guarantees were released by HSBC. The Company has not drawn any funds under the Revolving Loan.

Interest on funds borrowed under the Term Loan and the Revolving Loan will be charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule.

Estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Years ended December 31:
2015	$659
2016	1,343
2017	1,376
2018	1,410
2019	1,444
Thereafter	3,768
$10,000

The Credit Agreement contains customary representations, warranties and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00.

The Company and its subsidiary, GPI USA, granted to the Lender a first priority security interest in substantially all of their assets as collateral. In addition, the Credit Agreement is guaranteed by the Company’s subsidiaries GPI USA and GPI Asia.

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

Note 10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended June 30, 2015, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at March 31, 2015	$(1,943)	$1	$(1,942)
Other comprehensive income	301	-	301
Balance at June 30, 2015	$(1,642)	$1	$(1,641)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2015, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2015	$(322)	$1	$(321)
Other comprehensive loss	(1,320)	-	(1,320)
Balance at June 30, 2015	$(1,642)	$1	$(1,641)

Note 11. Geographic and Product Line Information

We manufacture and sell casino table game equipment in one operating segment - casino table game products. Although the Company derives its revenues from a number of different product lines, the Company neither allocates resources based on the operating results from the individual product lines, nor manages each individual product line as a separate business unit. Our chief operating decision maker is our Chief Executive Officer (CEO). The CEO manages our operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. Our CEO is also the chief operating manager for each of our entities in the United States, France, and Macau S.A.R.; that is, the individual locations do not have “segment,” or “product line,” managers who report to our CEO.

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	June 30,
	2015		2014
Revenues
The Americas	$13,284	81.7%	$6,960	68.1%
Asia-Pacific	2,235	13.8%	2,685	26.3%
Europe and Africa	730	4.5%	571	5.6%
Total	$16,249	100.0%	$10,216	100.0%

	Six Months Ended
	June 30,
	2015		2014
Revenues
The Americas	$25,588	73.3%	$12,230	58.8%
Asia-Pacific	8,204	23.5%	7,490	36.1%
Europe and Africa	1,113	3.2%	1,055	5.1%
Total	$34,905	100.0%	$20,775	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	June 30,
	2015		2014

Casino currency without RFID	$3,547	21.8%	$3,987	39.1%
Casino currency with RFID	1,038	6.4%	781	7.6%
Total casino currency	4,585	28.2%	4,768	46.7%

Playing cards	5,852	36.0%	1,649	16.2%
Table accessories and other products	1,926	11.9%	988	9.7%
Table layouts	1,430	8.8%	1,005	9.8%
Dice	736	4.5%	655	6.4%
RFID solutions	594	3.7%	130	1.3%
Gaming furniture	376	2.3%	577	5.6%
Shipping	750	4.6%	444	4.3%
Total	$16,249	100.0%	$10,216	100.0%

	Six Months Ended
	June 30,
	2015		2014

Casino currency without RFID	$6,626	19.0%	$6,264	30.2%
Casino currency with RFID	4,657	13.3%	4,661	22.4%
Total casino currency	11,283	32.3%	10,925	52.6%

Playing cards	11,627	33.3%	3,187	15.3%
Table accessories and other products	3,568	10.2%	1,639	7.9%
Table layouts	3,124	9.0%	1,861	9.0%
RFID solutions	1,454	4.2%	376	1.8%
Dice	1,336	3.8%	1,165	5.6%
Gaming furniture	963	2.8%	833	4.0%
Shipping	1,549	4.4%	789	3.8%
Total	$34,905	100.0%	$20,775	100.0%

For the six months ended June 30, 2015, no customer accounted for greater than 10% of revenues. For the six months ended June 30, 2014, one customer accounted for 12% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2015	December 31, 2014
United States	$8,138	$8,199
France	3,329	3,699
Mexico	2,654	3,055
Asia	125	134
Total	$14,246	$15,087

The following table presents our intangible assets by geographic area (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets, net:
United States	$2,123	$2,249
Asia	516	535
France	6	10
Total	$2,645	$2,794

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average number of common shares outstanding - basic	7,929	7,916	7,922	7,916
Potential dilution from equity grants	-	-	113	-
Weighted-average number of common shares outstanding - diluted	7,929	7,916	8,035	7,916

Note 13. Income Taxes

As of December 31, 2014, we had a valuation allowance of $2.0 million related to foreign tax credit carryovers. In the second quarter of 2015, the Company pledged all of the net assets of GPI Asia as collateral under the new Credit Agreement (see Note 8 – Debt). Under Section 956 of the Internal Revenue Code, this pledge results in a deemed dividend from GPI Asia to the Company of approximately $7 million in 2015, subjecting that amount to U.S. taxation. The Company is able to offset the taxes payable on this deemed dividend with foreign tax credits equal to the taxes previously paid in Macau S.A.R. on the earnings deemed repatriated plus unused foreign tax credit carryovers. As a result, the valuation allowance previously recorded is being released into tax expense through the second quarter and the remainder of 2015. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested.

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

On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the Gemaco® brand name in connection with the GemGroup Acquisition. In December 2014, we completed the relocation of all our playing card production from Mexico to Gemaco’s facility in Blue Springs, Missouri in order to take advantage of their capacity and manufacturing expertise. The consolidation was part of our strategic plan to improve the efficiency of our playing card production and has provided significant savings in the manufacturing of playing cards. Further, the GemGroup Acquisition expanded our product offerings in the growing Asia-Pacific region as the Gemaco brand has a strong market presence in the Asia-Pacific layout business.

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discreet currency orders as a result of casino openings, casino expansions, or large replacement orders. However, we anticipate such fluctuations to somewhat lessen as a result of the GemGroup Acquisition due to our increased market share of both playing cards and table layouts, two important sources of recurring revenue. Our backlog, which reflects signed orders, was as follows at June 30, 2015 and June 30, 2014 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
June 30, 2015	$5.7 million	$9.1 million	$0.9 million	$15.6 million
June 30, 2014	$4.0 million	$7.0 million	$0.4 million	$11.4 million

Outlook

On April 29, 2015, we received a $7.2 million order to supply gaming chips and plaques for a new casino in Macau S.A.R. The order includes the Company’s Bourgogne et Grasset brand of plaques as well as the newly released V-Series American style chips. This order is expected to deliver later this year.

Several large casino openings are planned for early 2016 and beyond in the Asia-Pacific region. Accordingly, we anticipate that our 2015 currency revenues will be higher than 2014. We will continue to experience a significant increase in playing cards and table layout revenue as a result of the GemGroup Acquisition. Playing cards in particular will be a larger percentage of overall revenue than in past quarters.

Financial and Operational Highlights

For the second quarter of 2015, our revenues were $16.2 million, an increase of $6.0 million, or 59.1%, compared to revenues of $10.2 million for the same period of 2014.  For the second quarter of 2015, net income before taxes was $0.5 million compared with a pretax loss of $1.0 million in the same period of the prior year. After tax net loss was $0.1 million, compared to a net loss of $1.2 million for the same period in 2014, due to the increase in pre-tax results offset by discrete tax impacts related to GPI Asia’s guaranty of a term loan with Nevada State Bank (see Note 13 – Income Taxes). The increase in results for the three months ended June 30, 2015 compared to the same period in 2014 is primarily due to the additional business generated by the GemGroup Acquisition.

For the first six months of 2015, our revenues were $34.9 million, an increase of $14.1 million, or 68.0%, compared to revenues of $20.8 million for the same period of 2014. For the first six months of 2015, our net income was $1.8 million, compared to net loss of $2.3 million for the same period of 2014. The increase in results for the six months ended June 30, 2015 compared to the same period in 2014 is primarily due to the additional business generated by the GemGroup Acquisition.

GPI SAS uses the euro as its functional currency. At June 30, 2015 and December 31, 2014, the U.S. dollar to euro exchange rates were $1.11 and $1.22, respectively, which represents a 9.0% stronger dollar compared to the euro. The average exchange rates for the six months ended June 30, 2015 and 2014 were $1.12 and $1.36, respectively, which represents a 17.6% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At June 30, 2015 and December 31, 2014, the Mexican peso to U.S. dollar exchange rates were 15.66 and 14.47, respectively, which represents a 8.2% stronger dollar compared to the peso. The average exchange rates for the six months ended June 30, 2015 and 2014 were 15.13 pesos and 13.11 pesos to the U.S. dollar, respectively, which represents a 15.4% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region, and our layout manufacturer in the Asia-Pacific region, uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because of the number of transactions using the local currency is minimal.

Other Matters

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup for $19.75 million, using a combination of cash and bank financing. GemGroup was a manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco brand (see Note 2 – Acquisition).

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan (see Note 8 – Debt).

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Revenues	$16,249	100.0%	$10,216	100.0%	$6,033	59.1%
Cost of revenues	11,615	71.5%	7,463	73.1%	4,152	55.6%
Gross profit	4,634	28.5%	2,753	26.9%	1,881	68.3%
Selling, administrative, and research and development	4,161	25.6%	3,803	37.2%	358	9.4%
Operating income (loss)	473	2.9%	(1,050)	(10.3)%	1,523	145.1%
Other (expense) income, net	(103)	(0.6)%	49	0.5%	(152)	(310.2)%
Income (loss) before income taxes	370	2.3%	(1,001)	(9.8)%	1,371	137.0%
Income tax provision	511	3.1%	154	1.5%	357	231.8%
Net (loss)	$(141)	(0.8)%	$(1,155)	(11.3)%	$1,014	87.8%

	Six Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Revenues	$34,905	100.0%	$20,775	100.0%	$14,130	68.0%
Cost of revenues	23,947	68.6%	15,263	73.5%	8,684	56.9%
Gross profit	10,958	31.4%	5,512	26.5%	5,446	98.8%
Selling, administrative, and research and development	8,716	25.0%	7,611	36.6%	1,105	14.5%
Operating income (loss)	2,242	6.4%	(2,099)	(10.1)%	4,341	206.8%
Other (expense) income, net	(68)	(0.2)%	106	0.5%	(174)	(164.2)%
Income (loss) before income taxes	2,174	6.2%	(1,993)	(9.6)%	4,167	209.1%
Income tax provision	358	1.0%	292	1.4%	66	22.6%
Net income (loss)	$1,816	5.2%	$(2,285)	(11.0)%	$4,101	179.5%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Revenues
The Americas	$13,284	81.7%	$6,960	68.1%	$6,324	90.9%
Asia-Pacific	2,235	13.8%	2,685	26.3%	(450)	(16.8)%
Europe and Africa	730	4.5%	571	5.6%	159	27.8%
Total	$16,249	100.0%	$10,216	100.0%	$6,033	59.1%

	Six Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Revenues
The Americas	$25,588	73.3%	$12,230	58.8%	$13,358	109.2%
Asia-Pacific	8,204	23.5%	7,490	36.1%	714	9.5%
Europe and Africa	1,113	3.2%	1,055	5.1%	58	5.5%
Total	$34,905	100.0%	$20,775	100.0%	$14,130	68.0%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2015		2014		Change

Casino currency without RFID	$3,547	21.8%	$3,987	39.1%	$(440)	(11.0)%
Casino currency with RFID	1,038	6.4%	781	7.6%	257	32.9%
Total casino currency	4,585	28.2%	4,768	46.7%	(183)	(3.8)%

Playing cards	5,852	36.0%	1,649	16.2%	4,203	254.9%
Table accessories and other products	1,926	11.9%	988	9.7%	938	94.9%
Table layouts	1,430	8.8%	1,005	9.8%	425	42.3%
Dice	736	4.5%	655	6.4%	81	12.4%
RFID solutions	594	3.7%	130	1.3%	464	356.9%
Gaming furniture	376	2.3%	577	5.6%	(201)	(34.8)%
Shipping	750	4.6%	444	4.3%	306	68.9%
Total	$16,249	100.0%	$10,216	100.0%	$6,033	59.1%

	Six Months Ended
	June 30,				Period-to-Period
	2015		2014		Change

Casino currency without RFID	$6,626	19.0%	$6,264	30.2%	$362	5.8%
Casino currency with RFID	4,657	13.3%	4,661	22.4%	(4)	(0.1)%
Total casino currency	11,283	32.3%	10,925	52.6%	358	3.3%

Playing cards	11,627	33.3%	3,187	15.3%	8,440	264.8%
Table accessories and other products	3,568	10.2%	1,639	7.9%	1,929	117.7%
Table layouts	3,124	9.0%	1,861	9.0%	1,263	67.9%
RFID solutions	1,454	4.2%	376	1.8%	1,078	286.7%
Dice	1,336	3.8%	1,165	5.6%	171	14.7%
Gaming furniture	963	2.8%	833	4.0%	130	15.6%
Shipping	1,549	4.4%	789	3.8%	760	96.3%
Total	$34,905	100.0%	$20,775	100.0%	$14,129	68.0%

Comparison of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues. For the three months ended June 30, 2015, our revenues were $16.2 million, an increase of $6.0 million, or 59.1%, compared to revenues of $10.2 million for the same period of 2014.  The increase is primarily due to the additional business generated by the GemGroup Acquisition.

For the six months ended June 30, 2015, our revenues were $34.9 million, an increase of $14.1 million, or 68.0%, compared to revenues of $20.8 million for the same period of 2014. The increase in revenues is primarily attributable to the additional business generated by the GemGroup Acquisition, and a large order of RFID solutions delivered to a customer in Macau S.A.R.

Cost of Revenues. For the three months ended June 30, 2015, cost of revenues was $11.6 million, an increase of $4.1 million, or 55.6%, compared to cost of revenues of $7.5 million for the same period in 2014. As a percentage of revenues, our cost of revenues decreased to 71.5% in 2015 compared to 73.1% in 2014. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

For the six months ended June 30, 2015, cost of revenues was $23.9 million, an increase of $8.6 million, or 56.9%, compared to cost of revenues of $15.3 million for the same period in 2014. As a percentage of revenues, our cost of revenues decreased to 68.6% in 2015 compared to 73.5% in 2014. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended June 30, 2015, gross profit was $4.6 million, an increase of $1.8 million, or 68.3%, compared to gross profit of $2.8 million for the same period in 2014. As a percentage of revenues, our gross profit increased to 28.5% from 26.9%.

For the six months ended June 30, 2015, gross profit was $11.0 million, an increase of $5.5 million, or 98.8%, compared to gross profit of $5.5 million for the same period in 2014. As a percentage of revenues, our gross profit increased to 31.4% from 26.5%.

The gross profit improvements are primarily due to efficiency improvement in our playing card production as a result of completing the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri in December 2014. An additional factor is a stronger dollar as compared to the euro.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Marketing and sales	$1,384	8.5%	$1,343	13.1%	$41	3.1%
General and administrative	2,466	15.2%	2,043	20.0%	423	20.7%
Research and development	311	1.9%	417	4.1%	(106)	(25.4)%
Total selling, administrative, and research and development	$4,161	25.6%	$3,803	37.2%	$358	9.4%

For the three months ended June 30, 2015, selling, administrative, and research and development expenses were $4.2 million, an increase of $0.4 million, or 9.4%, compared to selling, administrative, and research and development expenses of $3.8 million during the same period in 2014. Selling, administrative, and research and development expenses decreased as a percent of revenue to 25.6% in the second quarter of 2015 from 37.2% in the same period in 2014.

Marketing and sales expenses remained flat for the three months ended June 30, 2015 as compared to the same period in 2014.

General and administrative expenses increased $0.4 million for the three months ended June 30, 2015 as compared to the same period in 2014. This is primarily due to an increase of $0.4 million in bad debt expense due to customer bankruptcy filings.

Research and development expenses decreased to $0.3 million for the three months ended June 30, 2015 as compared to $0.4 million for the same period in 2014 primarily due to staff reductions.

	Six Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Marketing and sales	$3,184	9.1%	$2,646	12.7%	$538	20.3%
General and administrative	4,882	14.0%	4,111	19.8%	771	18.8%
Research and development	650	1.9%	854	4.1%	(204)	(23.9)%
Total selling, administrative, and research and development	$8,716	25.0%	$7,611	36.6%	$1,105	14.5%

For the six months ended June 30, 2015, selling, administrative, and research and development expenses were $8.7 million, an increase of $1.1 million, or 14.5% compared to selling, administrative, and research and development expenses of $7.6 million during the same period in 2014. Selling, administrative, and research and development expenses decreased as a percent of revenue to 25.0% in the first six months of 2015 from 36.6% in the same period in 2014 as revenues rose much faster than expenses.

Marketing and sales expenses increased by $0.5 million during the first six months of 2015, compared to the same period in 2014 which is primarily due to an increase in sales expenses for additional personnel associated with the GemGroup Acquisition.

General and administrative expenses increased by $0.8 million during the first six months of 2015, compared to the same period in 2014. This is primarily due to an increase in personnel and other general and administrative expenses associated with the GemGroup Acquisition and an increase of $0.5 million in bad debt expense due to customer bankruptcy filings.

Research and development expenses decreased by $0.2 million during the first six months of 2015, compared to the same period in 2014 primarily due to staff reductions.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Interest income	$8	0.0%	$49	0.5%	$(41)	(83.7)%
Interest expense	(61)	(0.4)%	-	0.0%	(61)	0.0%
Loss on foreign currency transactions	(123)	(0.8)%	(2)	(0.0)%	(121)	6,050.0%
Other income, net	73	0.4%	2	0.0%	71	3,550.0%
Total other (expense) income	$(103)	-0.6%	$49	0.5%	$(152)	(310.2)%

	Six Months Ended
	June 30,				Period-to-Period
	2015		2014		Change
Interest income	$13	0.0%	$128	0.6%	$(115)	(89.8)%
Interest expense	(124)	(0.4)%	-	0.0%	(124)	0.0%
Loss on foreign currency transactions	(34)	(0.1)%	(27)	(0.1)%	(7)	25.9%
Other income, net	77	0.2%	5	0.0%	72	1,440.0%
Total other (expense) income	$(68)	-0.2%	$106	0.5%	$(174)	(164.2)%

Income Taxes. Our effective income tax rate for the three months ended June 30, 2015 and 2014 was 138.6% and (15.4%), respectively. As of December 31, 2014, we had a valuation allowance of $2.0 million related to foreign tax credit carryovers. In the second quarter of 2015, the Company pledged all of the net assets of GPI Asia as collateral under the new Credit Agreement. Under Section 956 of the Internal Revenue Code, this pledge results in a deemed dividend from GPI Asia to the Company of approximately $7 million in 2015, subjecting that amount to U.S. taxation. The Company is able to offset the taxes payable on this deemed dividend with foreign tax credits equal to the taxes previously paid in Macau S.A.R. on the earnings deemed repatriated plus unused foreign tax credit carryovers. As a result, the valuation allowance previously recorded is being released into tax expense through the second quarter and the remainder of 2015. Related to this, there was a discrete expense of approximately $0.4 million recorded in the second quarter of 2015.

Our effective income tax rate for the six months ended June 30, 2015 and 2014 was 16.5% and (14.7%), respectively. Our effective tax rate for the six months ended June 30, 2015 was favorably affected by the release of the valuation allowance related to foreign tax credits, the foreign rate differential on income from GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS; partially offset by the current year tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment. Without the discrete release in the valuation allowance related to foreign tax credits, our effective tax rate for the three and six months ended June 30, 2015 would have been 24.7% and 23.9%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. In 2015, the French Tax Administration started an examination of GPI SAS for tax years 2013 and 2012. There were no unrecognized tax benefits reported at June 30, 2015 or December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2015, The Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the Term Loan and repaid its existing $10.0 million demand line of credit with HSBC Bank USA, National Association (HSBC) on June 26, 2015. The Company has not drawn any funds under the Revolving Loan.

Interest on funds borrowed under the Term Loan and the Revolving Loan will be charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule. The Credit Agreement is guaranteed by GPIC and its subsidiaries GPI USA and GPI Asia.

Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions.

At June 30, 2015, we had $14.6 million in cash and cash equivalents and $5.7 million in marketable securities, totaling $20.3 million. Of this amount, $7.8 million is held by GPI SAS, $7.5 million is held by GPI Asia, and $5.0 million is held by GPI USA. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia could be repatriated tax free due to the deemed dividend from GPI Asia (see Note 13 – Income Tax). Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our consolidated condensed financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	June 30,	December 31,	Period-to-Period
	2015	2014	Change
Cash and cash equivalents	$14,625	$8,969	$5,656	63.1%
Marketable securities	5,724	3,597	2,127	59.1%
Working capital	26,104	16,195	9,909	61.2%
Current ratio	2.6	1.8

At June 30, 2015, working capital totaled $26.1 million, an increase of $9.9 million, or 61.2%, compared to working capital of $16.2 million at December 31, 2014. This increase is due to an increase in current assets of $6.5 million and a decrease in current liabilities of $3.4 million. The increase in current assets is primarily related to an increase in cash. The decrease in current liabilities is primarily related to the payoff of the $10.0 million demand line of credit somewhat offset by the current portion of the seven-year term loan, and a $3.3 million increase in customer deposits and deferred revenue.

Cash Flows. The following summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2015	2014	Change

Operating activities	$9,164	$1,590	$7,574	476.3%
Investing activities	(3,214)	(10,543)	7,329	(69.5)%
Financing activities	87	10,000	(9,913)	(99.1)%
Effect of exchange rates	(381)	(22)	(359)	1,631.8%
Net change	$5,656	$1,025	$4,631	(451.8)%

The increase in cash flows provided by operating activities was primarily caused by an increase in net income of $4.1 million and an increase in liabilities of $4.8 million, which is primarily due to an increase in customer deposits and income tax payable, offset by a decrease in assets of $0.5 million and a decrease in non-cash items of $0.8 million.

The decrease in cash flows used by investing activities was primarily due to the decrease of restricted cash for the $10.0 million demand line of credit with HSBC somewhat offset by a $3.1 million change in net marketable securities.

The decrease in cash flows provided by financing activities was due to the payoff of the HSBC $10.0 million demand line of credit.

Capital Expenditures. We plan to purchase approximately $2.9 million in property, plant, and equipment during the remainder of 2015. In the first six months of 2015, we purchased $0.8 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At June 30, 2015, our backlog of signed orders for 2015 was $15.6 million, consisting of $5.7 million for GPI USA, $9.1 million for GPI Asia, and $0.9 million for GPI SAS. At June 30, 2014, our backlog of signed orders for 2014 was $11.4 million, consisting of $7.0 million for GPI Asia, $4.0 million for GPI USA, and $0.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan (see Note 8 – Debt).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the second quarter or first six months of 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Credit Agreement by and between Gaming Partners International Corporation and Nevada State Bank dated as of June 26, 2015 (1).

10.2	Pledge and Security Agreement and Irrevocable Proxy by and between Gaming Partners International Corporation, Gaming Partners International USA, Inc. and Nevada State Bank dated June 26, 2015 (1).

10.3	Guaranty of Gaming Partners International USA, Inc. and Gaming Partners International Asia Limited in favor of Nevada State Bank dated June 26, 2015 (1).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 12, 2015	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

