Form 10-Q
period 2015-09-30
Gaming Partners International CORP
filed 2015-11-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2015, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$12,829	$8,969
Marketable securities	5,353	3,597
Accounts receivable, net	10,663	10,327
Inventories	10,727	9,063
Prepaid expenses	729	749
Deferred income tax assets	1,389	1,011
Other current assets	2,778	2,273
Total current assets	44,468	35,989
Property and equipment, net	15,142	15,087
Goodwill	10,292	10,292
Intangibles, net	2,575	2,794
Deferred income tax assets	2,149	2,003
Inventories, non-current	380	523
Other assets	1,530	1,706
Total assets	$76,536	$68,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,301	$3,321
Accrued liabilities	4,165	3,906
Customer deposits and deferred revenue	6,496	2,224
Current portion of long term debt	1,334	10,000
Income taxes payable	841	343
Total current liabilities	17,137	19,794
Long term debt	8,341	-
Deferred income tax liabilities	210	272
Other liabilities	80	63
Total liabilities	25,768	20,129
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value,
8,219,577 and 7,928,594 issued and outstanding, respectively, as of September 30, 2015, and 8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2014	82	82
Additional paid-in capital	20,042	19,886
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	34,371	30,881
Accumulated other comprehensive loss	(1,464)	(321)
Total stockholders' equity	50,768	48,265
Total liabilities and stockholders' equity	$76,536	$68,394

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$19,844	$20,253	$54,749	$41,028
Cost of revenues	13,391	13,447	37,338	28,710
Gross profit	6,453	6,806	17,411	12,318

Marketing and sales	1,616	1,840	4,800	4,486
General and administrative	2,565	2,041	7,448	6,151
Research and development	250	324	900	1,178
Operating income	2,022	2,601	4,263	503
Other income, net	127	127	59	232
Income before income taxes	2,149	2,728	4,322	735
Income tax provision (benefit)	474	(40)	832	252
Net income	$1,675	$2,768	$3,490	$483

Earnings per share:
Basic	$0.21	$0.35	$0.44	$0.06
Diluted	$0.21	$0.35	$0.43	$0.06
Weighted-average shares of common stock outstanding:
Basic	7,929	7,916	7,924	7,916
Diluted	8,049	8,015	8,038	8,016

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,675	$2,768	$3,490	$483
Other comprehensive gain (loss):
Foreign currency translation adjustment	177	(1,145)	(1,143)	(1,295)
Other comprehensive income (loss), net of tax	177	(1,145)	(1,143)	(1,295)
Total comprehensive income (loss)	$1,852	$1,623	$2,347	$(812)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,262)	$28,205	$1,677	$47,473
Net income	-	-	-	-	483	-	483
Stock compensation expense	-	-	106	-	-	-	106
Foreign currency translation adjustment	-	-	-	-	-	(1,295)	(1,295)
Balance, September 30, 2014	7,916,094	$82	$19,877	$(2,262)	$28,688	$382	$46,767

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	3,490	-	3,490
Common stock options exercised	12,500	-	87	-	-	-	87
Tax benefit of stock options exercised	-	-	3	-	-	-	3
Stock compensation expense	-	-	66	-	-	-	66
Foreign currency translation adjustment	-	-	-	-	-	(1,143)	(1,143)
Balance, September 30, 2015	7,928,594	$82	$20,042	$(2,263)	$34,371	$(1,464)	$50,768

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$3,490	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,950	1,861
Amortization of intangible assets	218	140
Provision for bad debt	744	100
Deferred income taxes	(574)	376
Stock compensation expense	66	106
Tax on exercise of stock options	3	-
(Gain) loss on sale or disposal of property, plant and equipment	(12)	25
Gain on sale of marketable securities	(5)	(6)
Change in operating assets and liabilities:
Accounts receivable	(1,108)	(2,547)
Inventories	(1,743)	(1,953)
Prepaid expenses and other current assets	(624)	868
Non-current other assets	138	(833)
Accounts payable	1,022	1,297
Accrued liabilities	325	473
Customer deposits and deferred revenue	4,258	1,548
Other current liabilities	48	-
Income taxes payable	515	(7)
Net cash provided by operating activities	8,711	1,931

Cash Flows from Investing Activities
Purchases of marketable securities	(7,136)	(4,603)
Proceeds from sale of marketable securities	5,132	8,537
Purchase of business assets	-	(19,750)
Purchase of intangible assets	-	(25)
Proceeds from sale of property and equipment	42	14
Capital expenditures	(2,299)	(402)
Net cash used in investing activities	(4,261)	(16,229)

Cash Flows from Financing Activities
Cash (paid) received for demand line of credit	(10,000)	10,000
Proceeds from debt obligation	10,000	-
Principal payments on long-term debt	(325)	-
Proceeds from exercise of stock options	87	-
Net cash (used in) provided by financing activities	(238)	10,000
Effect of exchange rate changes on cash	(352)	(449)
Net increase (decrease) in cash and cash equivalents	3,860	(4,747)
Cash and cash equivalents, beginning of period	8,969	14,492
Cash and cash equivalents, end of period	$12,829	$9,745

Supplemental disclosure of cash flow information:
Cash paid for interest	$(64)	$(63)
Cash (paid) received for income taxes, net of refunds	$(560)	$780

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired through accounts payable	$46	$163

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, upholstery, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

The Company has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona, Blue Springs, Missouri, and Las Vegas, Nevada. We have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts and upholstery that it manufactures in Macau S.A.R.

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

Recently Issued Accounting Standards. In July 2015, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Note 2. Acquisition

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup Inc. (GemGroup Acquisition), a manufacturer of playing cards, table layouts and casino currency primarily sold under the Gemaco® brand. The acquisition was consolidated on the Company’s financial statements as of the date of acquisition.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	September 30, 2015			December 31, 2014
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States (including Mexico)	$7,141	$-	$7,141	$3,160	$-	$3,160
France	857	5,353	6,210	644	3,597	4,241
Macau S.A.R., China	4,831	-	4,831	5,165	-	5,165
Total	$12,829	$5,353	$18,182	$8,969	$3,597	$12,566

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	September 30, 2015			December 31, 2014
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$2,811	$-	$2,811	$1,215	$-	$1,215
Bond mutual funds	2,542	-	2,542	2,382	-	2,382
Total marketable securities	$5,353	$-	$5,353	$3,597	$-	$3,597

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2015, no customer accounted for greater than 10% of our accounts receivable balance. At December 31, 2014, one Macau customer accounted for 30% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
September 30, 2015	$302	$744	$(35)	$(4)	$1,007
December 31, 2014	$114	$193	$(5)	$-	$302

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$7,408	$5,747
Work in progress	1,606	1,257
Finished goods	2,093	2,582
Total inventories	$11,107	$9,586

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2015	December 31, 2014
Current	$10,727	$9,063
Non-current	380	523
Total inventories	$11,107	$9,586

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$1,763	$1,784
Buildings and improvements	9,689	9,857
Equipment and furniture	27,206	26,033
Vehicles	382	368
	39,040	38,042
Less accumulated depreciation	(23,898)	(22,955)
Property and equipment, net	$15,142	$15,087

Depreciation expense for the three months ended September 30, 2015 and 2014 was $633,000 and $751,000, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,950,000 and $1,861,000, respectively.

Note 7. Goodwill and Intangible Assets

We have goodwill valued at $10.3 million as of September 30, 2015 arising from the GemGroup Acquisition.

Intangible assets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,772	$(422)	$1,350	$1,772	$(327)	$1,445	10-15
Customer list	1,324	(219)	1,105	1,327	(107)	1,220	10-15
Patents	542	(518)	24	542	(503)	39	13-14
Other intangible assets	372	(276)	96	372	(282)	90	3-10
Total intangible assets	$4,010	$(1,435)	$2,575	$4,013	$(1,218)	$2,794

Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014 was $69,000 and $79,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2015 and 2014 was $218,000 and $140,000, respectively.

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

Estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Years ending December 31:
2015	$334
2016	1,343
2017	1,376
2018	1,410
2019	1,444
Thereafter	3,768
$9,675

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

The above description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy and the Guaranty, which are filed as Exhibits 10.1, 10.2, and 10.3 to Form 8-K filed with the SEC on July 2, 2015.

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

Note 10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended September 30, 2015, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at June 30, 2015	$(1,642)	$1	$(1,641)
Other comprehensive income	177	-	177
Balance at September 30, 2015	$(1,465)	$1	$(1,464)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2015, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2015	$(322)	$1	$(321)
Other comprehensive loss	(1,143)	-	(1,143)
Balance at September 30, 2015	$(1,465)	$1	$(1,464)

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	September 30,
	2015		2014
Revenues
The Americas	$13,360	67.4%	$12,323	60.9%
Asia-Pacific	4,968	25.0%	6,909	34.1%
Europe and Africa	1,516	7.6%	1,021	5.0%
Total	$19,844	100.0%	$20,253	100.0%

	Nine Months Ended
	September 30,
	2015		2014
Revenues
The Americas	$38,947	71.1%	$24,553	59.8%
Asia-Pacific	13,173	24.1%	14,399	35.1%
Europe and Africa	2,629	4.8%	2,076	5.1%
Total	$54,749	100.0%	$41,028	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	September 30,
	2015		2014

Casino currency without RFID	$6,476	32.6%	$5,006	24.8%
Casino currency with RFID	850	4.3%	4,636	22.9%
Total casino currency	7,326	36.9%	9,642	47.7%

Playing cards	6,628	33.4%	6,281	31.0%
Table accessories and other products	1,804	9.1%	672	3.3%
Table layouts	1,630	8.2%	1,790	8.8%
Dice	706	3.6%	609	3.0%
RFID solutions	485	2.4%	180	0.9%
Gaming furniture	390	2.0%	223	1.1%
Shipping	875	4.4%	856	4.2%
Total	$19,844	100.0%	$20,253	100.0%

	Nine Months Ended
	September 30,
	2015		2014

Casino currency without RFID	$13,102	23.9%	$11,270	27.5%
Casino currency with RFID	5,507	10.1%	9,297	22.7%
Total casino currency	18,609	34.0%	20,567	50.2%

Playing cards	18,255	33.4%	9,468	23.0%
Table accessories and other products	5,372	9.8%	2,310	5.6%
Table layouts	4,754	8.7%	3,651	8.9%
Dice	2,043	3.7%	1,774	4.3%
RFID solutions	1,939	3.5%	556	1.4%
Gaming furniture	1,353	2.5%	1,056	2.6%
Shipping	2,424	4.4%	1,646	4.0%
Total	$54,749	100.0%	$41,028	100.0%

For the nine months ended September 30, 2015, no customer accounted for greater than 10% of revenues. For the nine months ended September 30, 2014, one customer accounted for 10% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2015	December 31, 2014
United States	$8,746	$8,199
France	3,423	3,699
Mexico	2,862	3,055
Asia	111	134
Total	$15,142	$15,087

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net	September 30, 2015	December 31, 2014
United States	$2,065	$2,249
Asia	506	535
France	4	10
Total	$2,575	$2,794

Note 12. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average number of common shares outstanding - basic	7,929	7,916	7,924	7,916
Potential dilution from equity grants	120	99	114	100
Weighted-average number of common shares outstanding - diluted	8,049	8,015	8,038	8,016

Note 13. Income Taxes

As of December 31, 2014, we had a valuation allowance of $2.0 million related to foreign tax credit carryovers. In the second quarter of 2015, the Company pledged all of the net assets of GPI Asia as collateral under the new Credit Agreement (see Note 8 – Debt). Under Section 956 of the Internal Revenue Code, this pledge results in a deemed dividend from GPI Asia to the Company of approximately $7.0 million in 2015, subjecting that amount to U.S. taxation. The Company is able to offset the taxes payable on this deemed dividend with foreign tax credits equal to the taxes previously paid in Macau S.A.R. on the earnings deemed repatriated plus unused foreign tax credit carryovers. As a result, the valuation allowance previously recorded was released into tax expense in the second quarter and will continue to be released through the remainder of 2015. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition and should be read in conjunction with our consolidated condensed financial statements and related notes and the other financial information included in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 20, 2015.

Overview of Our Business

We custom manufacture and supply casino currency with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, upholstery, and roulette wheels. We also provide multiple RFID technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip (BC®) and Bud Jones®.  GPIC is headquartered in Las Vegas, Nevada, with offices in Beaune, France; Macau S.A.R., China; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Atlantic City, New Jersey; and Gulfport, Mississippi. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico, and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona, Blue Springs, Missouri, and Las Vegas, Nevada. We have sales offices in Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts and upholstery that it manufactures in Macau S.A.R.

On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the Gemaco® brand name in connection with the GemGroup Acquisition. In December 2014, we completed the relocation of all our playing card production from Mexico to Gemaco’s facility in Blue Springs, Missouri in order to take advantage of their capacity and manufacturing expertise. The consolidation was part of our strategic plan to improve the efficiency of our playing card production and has provided savings in the manufacturing of playing cards. Further, the GemGroup Acquisition expanded our product offerings in the growing Asia-Pacific region as the Gemaco brand has a strong market presence in the Asia-Pacific layout business.

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. However, we anticipate such fluctuations to somewhat lessen as a result of the GemGroup Acquisition due to our increased market share of both playing cards and table layouts, two important sources of recurring revenue. Our backlog, which reflects signed orders, was as follows at September 30, 2015 and September 30, 2014 (in millions):

	GPI USA		GPI Asia		GPI SAS		Total
September 30, 2015	$5.9	million	$7.2	million	$0.4	million	$13.5	million
September 30, 2014	$3.7	million	$5.7	million	$0.4	million	$9.8	million

Outlook

The backlog at September 30, 2015 contains a significant order of $7.2 million for a new casino in Macau S.A.R. The order includes the Company’s Bourgogne et Grasset brand of plaques as well as the newly released V-Series American style chips. While we anticipate that all of the orders included in the September 30, 2015 backlog will ship to customers by December 31, it is possible that production delays or customer requests for later ship dates could result in some of this revenue being recognized in 2016. Moreover, not all of the potential revenue for the current year is included in the backlog, in that orders are often signed and shipped in the same quarter.

Due to the nature of the Company’s business, future revenue streams are subject to a number of conditions beyond its control. Global economic conditions have had a well-publicized negative impact on casino revenues throughout the world. In particular, the slowdown of the Chinese economy continues to impact both the timing and size of orders (i.e. number of new tables scheduled to come on-line) in what had been the single largest growth area in the casino business. We continue to monitor these conditions closely, and work with customers to understand and meet their needs.

Financial and Operational Highlights

For the third quarter of 2015, our revenues were $19.9 million, a decrease of $0.4 million, or 2.0%, compared to revenues of $20.3 million for the same period of 2014.  For the third quarter of 2015, our net income was $1.7 million, compared to a net income of $2.8 million for the same period in 2014. The decrease in net income was primarily due to an increase in bad debt expense in 2015, and the absence of a tax benefit similar to the income tax benefit recorded in the third quarter of 2014.

For the first nine months of 2015, our revenues were $54.7 million, an increase of $13.7 million, or 33.4%, compared to revenues of $41.0 million for the same period of 2014. For the first nine months of 2015, our net income was $3.5 million, compared to net income of $0.5 million for the same period of 2014. The increase was primarily due to the additional revenue generated and synergies created as a result of the GemGroup Acquisition.

GPI SAS uses the euro as its functional currency. At September 30, 2015 and December 31, 2014, the U.S. dollar to euro exchange rates were $1.12 and $1.22, respectively, which represents a 8.2% stronger dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2015 and 2014 were $1.11 and $1.36, respectively, which represents a 18.4% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At September 30, 2015 and December 31, 2014, the Mexican peso to U.S. dollar exchange rates were 17.08 and 14.47, respectively, which represents a 18.0% stronger dollar compared to the peso. The average exchange rates for the nine months ended September 30, 2015 and 2014 were 15.57 pesos and 13.11 pesos to the U.S. dollar, respectively, which represents a 18.8% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because of the number of transactions using the local currency is minimal.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Revenues	$19,844	100.0%	$20,253	100.0%	$(409)	(2.0)%
Cost of revenues	13,391	67.5%	13,447	66.4%	(56)	(0.4)%
Gross profit	6,453	32.5%	6,806	33.6%	(353)	(5.2)%
Selling, administrative, and research and development	4,431	22.3%	4,205	20.8%	226	5.4%
Operating income	2,022	10.2%	2,601	12.8%	(579)	(22.3)%
Other income, net	127	0.6%	127	0.6%	-	0.0%
Income before income taxes	2,149	10.8%	2,728	13.4%	(579)	(21.2)%
Income tax provision (benefit)	474	2.4%	(40)	(0.2)%	514	1,285.0%
Net income	$1,675	8.4%	$2,768	13.6%	$(1,093)	(39.5)%

	Nine Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Revenues	$54,749	100.0%	$41,028	100.0%	$13,721	33.4%
Cost of revenues	37,338	68.2%	28,710	70.0%	8,628	30.1%
Gross profit	17,411	31.8%	12,318	30.0%	5,093	41.3%
Selling, administrative, and research and development	13,148	24.0%	11,815	28.8%	1,332	11.3%
Operating income	4,263	7.8%	503	1.2%	3,761	747.6%
Other income, net	59	0.1%	232	0.6%	(173)	(74.6)%
Income before income taxes	4,322	7.9%	735	1.8%	3,588	488.1%
Income tax provision	832	1.5%	252	0.6%	580	230.2%
Net income	$3,490	6.4%	$483	1.2%	$3,008	622.7%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Revenues
The Americas	$13,360	67.4%	$12,323	60.9%	$1,037	8.4%
Asia-Pacific	4,969	25.0%	6,909	34.1%	(1,940)	(28.1%)
Europe and Africa	1,516	7.6%	1,021	5.0%	495	48.5%
Total	$19,844	100.0%	$20,253	100.0%	$(409)	(2.0%)

	Nine Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Revenues
The Americas	$38,947	71.1%	$24,553	59.8%	$14,394	58.6%
Asia-Pacific	13,173	24.1%	14,399	35.1%	(1,226)	(8.5%)
Europe and Africa	2,629	4.8%	2,076	5.1%	553	26.6%
Total	$54,749	100.0%	$41,028	100.0%	$13,721	33.4%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2015		2014		Change

Casino currency without RFID	$6,476	32.6%	$5,006	24.8%	$1,470	29.4%
Casino currency with RFID	850	4.3%	4,636	22.9%	(3,786)	(81.7%)
Total casino currency	7,326	36.9%	9,642	47.7%	(2,316)	(24.0%)

Playing cards	6,628	33.4%	6,281	31.0%	347	5.5%
Table accessories and other products	1,804	9.1%	672	3.3%	1,132	168.4%
Table layouts	1,630	8.2%	1,790	8.8%	(160)	(8.9%)
Dice	706	3.6%	609	3.0%	97	16.0%
RFID solutions	485	2.4%	180	0.9%	305	169.4%
Gaming furniture	390	2.0%	223	1.1%	167	75.0%
Shipping	875	4.4%	856	4.2%	19	2.2%
Total	$19,844	100.0%	$20,253	100.0%	$(409)	(2.0%)

	Nine Months Ended
	September 30,				Period-to-Period
	2015		2014		Change

Casino currency without RFID	$13,102	23.9%	$11,270	27.5%	$1,832	16.3%
Casino currency with RFID	5,507	10.1%	9,297	22.7%	(3,790)	(40.8%)
Total casino currency	18,609	34.0%	20,567	50.2%	(1,958)	(9.5%)

Playing cards	18,255	33.4%	9,468	23.0%	8,787	92.8%
Table accessories and other products	5,372	9.8%	2,310	5.6%	3,062	132.5%
Table layouts	4,754	8.7%	3,651	8.9%	1,103	30.2%
Dice	2,043	3.7%	1,774	4.3%	269	15.1%
RFID solutions	1,939	3.5%	556	1.4%	1,383	248.8%
Gaming furniture	1,353	2.5%	1,056	2.6%	297	28.2%
Shipping	2,424	4.4%	1,646	4.0%	778	47.3%
Total	$54,749	100.0%	$41,028	100.0%	$13,721	33.4%

Comparison of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues. For the three months ended September 30, 2015, our revenues were $19.9 million, a decrease of $0.4 million, or 2.0%, compared to revenues of $20.3 million for the same period of 2014.  The decrease was primarily due to a decrease in casino currency revenue largely offset by an increase in consumable products.

For the nine months ended September 30, 2015, our revenues were $54.7 million, an increase of $13.7 million, or 33.4%, compared to revenues of $41.0 million for the same period of 2014. The increase in revenues was primarily attributable to the additional business generated by the GemGroup Acquisition.

Cost of Revenues. For the three months ended September 30, 2015, cost of revenues was $13.4 million, which was relatively flat compared to cost of revenues for the same period in 2014.

For the nine months ended September 30, 2015, cost of revenues was $37.3 million, an increase of $8.6 million, or 30.1%, compared to cost of revenues of $28.7 million for the same period in 2014. As a percentage of revenues, our cost of revenues decreased to 68.2% in 2015 compared to 70.0% in 2014. The increased cost of revenues was primarily attributable to the additional business generated by the GemGroup Acquisition. The decrease in our cost of revenues as a percent of revenues was primarily due to efficiency improvement in our playing card production as a result of completing the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri.

Gross Profit. For the three months ended September 30, 2015, gross profit was $6.5 million, a decrease of $0.3 million, or 5.2%, compared to gross profit of $6.8 million for the same period in 2014. As a percentage of revenues, our gross profit decreased to 32.5% from 33.6%.

For the nine months ended September 30, 2015, gross profit was $17.4 million, an increase of $5.1 million, or 41.3%, compared to gross profit of $12.3 million for the same period in 2014. The increase in gross profit for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the additional business generated by the GemGroup Acquisition. As a percentage of revenues, our gross profit increased to 31.8% from 30.0%. The gross profit percent improvements for the nine months ended September 30, 2015, were primarily due to efficiency improvement in our playing card production as a result of completing the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri. An additional factor was a stronger dollar as compared to the euro.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Marketing and sales	$1,616	8.1%	$1,840	9.1%	$(224)	(12.2%)
General and administrative	2,565	12.9%	2,041	10.1%	524	25.7%
Research and development	250	1.3%	324	1.6%	(74)	(22.8%)
Total selling, administrative, and research and development	$4,431	22.3%	$4,205	20.8%	$226	5.4%

For the three months ended September 30, 2015, selling, administrative, and research and development expenses were $4.4 million, an increase of $0.2 million, or 5.4%, compared to selling, administrative, and research and development expenses of $4.2 million during the same period in 2014. Selling, administrative, and research and development expenses remained relatively flat as a percent of revenue in the third quarter of 2015 as compared to the same period in 2014.

Marketing and sales expenses decreased $0.2 million for the three months ended September 30, 2015 as compared to the same period in 2014. This was primarily due to staff reductions.

General and administrative expenses increased $0.5 million for the three months ended September 30, 2015 as compared to the same period in 2014. This was primarily due to an increase in bad debt expense and legal fees.

Research and development expenses remained relatively flat for the three months ended September 30, 2015 as compared to the same period in 2014.

	Nine Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Marketing and sales	$4,800	8.8%	$4,486	10.9%	$314	7.0%
General and administrative	7,448	13.6%	6,151	15.0%	1,296	21.1%
Research and development	900	1.6%	1,178	2.9%	(278)	(23.6%)
Total selling, administrative, and research and development	$13,147	24.0%	$11,815	28.8%	$1,332	11.3%

For the nine months ended September 30, 2015, selling, administrative, and research and development expenses were $13.1 million, an increase of $1.3 million, or 11.3% compared to selling, administrative, and research and development expenses of $11.8 million during the same period in 2014. Selling, administrative, and research and development expenses decreased as a percent of revenue to 24.0% in the first nine months of 2015 from 28.8% in the same period in 2014 as revenues increased faster than expenses.

Marketing and sales expenses increased by $0.3 million during the first nine months of 2015, compared to the same period in 2014 which was primarily due to an increase in sales expenses for additional personnel associated with the GemGroup Acquisition.

General and administrative expenses increased by $1.3 million during the first nine months of 2015, compared to the same period in 2014. This was primarily due to an increase in personnel and other general and administrative expenses associated with the GemGroup Acquisition, and an increase of $0.6 million in bad debt expense due to customer bankruptcy filings.

Research and development expenses decreased by $0.3 million during the first nine months of 2015, compared to the same period in 2014 primarily due to staff reductions.

Other Income and (Expense). The following tables present other income and (expense) items (in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Interest income	$3	0.0%	$3	0.0%	$-	0.0%
Interest expense	(64)	(0.3%)	(64)	(0.3%)	-	0.0%
Gain on foreign currency transactions	185	0.9%	186	0.9%	(1)	(0.5%)
Other income	3	0.0%	2	0.0%	1	50.0%
Total other income	$127	0.6%	$127	0.6%	$-	0.0%

	Nine Months Ended
	September 30,				Period-to-Period
	2015		2014		Change
Interest income	$16	0.0%	$130	0.3%	$(114)	(87.7%)
Interest expense	(188)	(0.3%)	(64)	(0.2%)	(124)	193.8%
Gain on foreign currency transactions	151	0.3%	159	0.5%	(8)	(5.0%)
Other income	80	0.1%	7	0.0%	73	1,042.9%
Total other income	$59	0.1%	$232	0.6%	$(173)	(74.6%)

Income Taxes. Our effective income tax rate for the three months ended September 30, 2015 and 2014 was 22.1% and (1.5%), respectively. As of December 31, 2014, we had a valuation allowance of $2.0 million related to foreign tax credit carryovers. During the second quarter of 2015, the Company pledged all of the net assets of GPI Asia as collateral under the new Credit Agreement. Under Section 956 of the Internal Revenue Code, this pledge results in a deemed dividend from GPI Asia to the Company of approximately $7 million in 2015, subjecting that amount to U.S. taxation. The Company is able to offset the taxes payable on this deemed dividend with foreign tax credits equal to the taxes previously paid in Macau S.A.R. on the earnings deemed repatriated plus unused foreign tax credit carryovers. As a result, the valuation allowance previously recorded was released into tax expense in the second quarter and will continue to be released through the remainder of 2015. Related to this, there was a discrete benefit of approximately $0.2 million recorded through the second quarter of 2015, with minimal change in the third quarter of 2015.

Our effective income tax rate for the nine months ended September 30, 2015 and 2014 was 19.2% and 34.6%, respectively. Our effective tax rate for the nine months ended September 30, 2015 was favorably affected by the release of the valuation allowance related to foreign tax credits, the foreign rate differential on income from GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS; partially offset by the current year tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment. Without the discrete release in the valuation allowance related to foreign tax credits, our effective tax rate for the three and nine months ended September 30, 2015 would have been 22.2% and 23.1%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. In 2015, the French Tax Administration started an examination of GPI SAS for tax years 2013 and 2012. There were no unrecognized tax benefits reported at September 30, 2015 or December 31, 2014.

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

At September 30, 2015, we had $12.8 million in cash and cash equivalents and $5.4 million in marketable securities, totaling $18.2 million. Of this amount, $7.2 million is held by GPI USA, $6.2 million is held by GPI SAS, and $4.8 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia could be repatriated tax free due to the deemed dividend from GPI Asia (see Note 13 – Income Tax). Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our consolidated condensed financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2015	2014	Change
Cash and cash equivalents	$12,829	$8,969	$3,860	43.0%
Marketable securities	5,353	3,597	1,756	48.8%
Working capital	27,331	16,195	11,136	68.8%
Current ratio	2.6	1.8

At September 30, 2015, working capital totaled $27.3 million, an increase of $11.1 million, or 68.8%, compared to working capital of $16.2 million at December 31, 2014. This increase was due to an increase in current assets of $8.5 million and a decrease in current liabilities of $2.6 million. The increase in current assets was primarily related to an increase in cash and marketable securities of $5.6 million, an increase of $1.7 million in inventories, an increase in other current assets of $0.5 million, an increase in deferred tax assets of $0.4 million, and an increase in net accounts receivable of $0.3 million. The decrease in current liabilities is primarily related to the payoff of the $10.0 million demand line of credit somewhat offset by $1.3 million of current portion of the seven-year term loan, a $4.3 million increase in customer deposits and deferred revenue, and a $1.7 million increase in payables.

Cash Flows. The following summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2015	2014	Change

Operating activities	$8,711	$1,931	$6,780	351.1%
Investing activities	(4,261)	(16,229)	11,968	73.7%
Financing activities	(238)	10,000	(10,238)	(102.4%)
Effect of exchange rates	(352)	(449)	97	21.6%
Net change	$3,860	$(4,747)	$8,607	181.3%

The increase in cash flows provided by operating activities was primarily caused by an increase in net income of $3.0 million, an increase in assets of $1.1 million, an increase in liabilities of $2.9 million, and a decrease in non-cash items of $0.2 million.

The decrease in cash flows used by investing activities was primarily due to the decrease in the purchase of business assets somewhat offset by the net purchase of marketable securities of $2.0 million and capital expenditures of $2.3 million.

The decrease in cash flows provided by financing activities was due to the payoff of the HSBC $10.0 million demand line of credit.

Capital Expenditures. We plan to purchase approximately $1.5 million in property, plant, and equipment during the remainder of 2015. In the first nine months of 2015, we purchased $2.3 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At September 30, 2015, our backlog of signed orders for 2015 was $13.5 million, consisting of $7.2 million for GPI Asia, $5.9 million for GPI USA, and $0.4 million for GPI SAS. At September 30, 2014, our backlog of signed orders was $9.8 million, consisting of $5.7 million for GPI Asia, $3.7 million for GPI USA, and $0.4 million for GPI SAS.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the third quarter or first nine months of 2015.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 12, 2015	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board