Form 10-K
period 2015-12-31
Gaming Partners International CORP
filed 2016-03-24
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-23588

GAMING PARTNERS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State of incorporation)	(I.R.S. Employer Identification No.)

3945 West Cheyenne Avenue, North Las Vegas, Nevada 89032
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

The aggregate market value of Common Stock by non-affiliates of the registrant as of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) based on the closing price as reported on the NASDAQ Global Market of $10.11 per share: $37,150,206.

As of March 9, 2016, there were outstanding 7,928,594 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of our definitive Proxy Statement relating to our 2016 annual stockholders’ meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2015.

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

Item 1.  Business

Company Overview

Gaming Partners International Corporation, a Nevada corporation (GPIC or the Company), is headquartered in North Las Vegas, Nevada and has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currency, with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, and roulette wheels. We also provide multiple radio frequency identification (RFID) technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and re-brandings, as well as replacement in the normal course of business. Consumable products consist of playing cards, table layouts, dice, and table accessories. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually if not more frequently.

The majority of our products are specifically designed and produced to meet our customers’ requirements, whether they are related to use, branding, aesthetic appeal, security, or anti-counterfeiting features. We believe our ability to produce products with a variety of styles and features, in combination with years of reliable delivery, enhance our competitive position. Our strategy is to be the exclusive supplier of table game products for every new casino. Through this strategy, revenues are generated both from the initial sale and replenishment of consumable products.

GemGroup Acquisition

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup Inc. (GemGroup Acquisition), a manufacturer of playing cards, table layouts and casino currency primarily sold under the Gemaco® brand. The acquisition was consolidated in the Company’s financial statements as of the date of acquisition. For additional information regarding the GemGroup Acquisition, see Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Acquisition.

Product Segments

We operate in one operating segment – casino table game products. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Geographic and Product Line Information.

Products

The following summarizes sales of our products by product line (in thousands) for the years ended December 31:

	2015		2014		Year to Year Change

Casino currency without RFID	$17,762	22.8%	$14,511	23.8%	$3,251	22.4%
Casino currency with RFID	12,852	16.4%	14,315	23.5%	(1,463)	(10.2)%
Total casino currency	30,614	39.2%	28,826	47.3%	1,788	6.2%

Playing cards	24,171	30.9%	15,139	24.8%	9,032	59.7%
Table accessories and other products	7,243	9.3%	3,303	5.4%	3,940	119.3%
Table layouts	6,199	7.9%	5,352	8.8%	847	15.8%
Dice	2,685	3.4%	2,452	4.0%	233	9.5%
RFID solutions	2,186	2.8%	1,566	2.6%	620	39.6%
Gaming furniture	1,990	2.5%	1,957	3.2%	33	1.7%
Shipping	3,150	4.0%	2,377	3.9%	773	32.5%
Total	$78,238	100.0%	$60,972	100.0%	$17,266	28.3%

2015 results include twelve months of GemGroup activity, and 2014 results include six months of GemGroup activity.

Casino Currency

Casinos use chips, plaques, and jetons as currency at table games. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino currency, like real currency, is subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as UV pigments, UV inks, four-color process UV markings, infrared pigments, DNA type taggants, gold lace materials, alpha dots, customized rings, number serializations, security films, holograms, and micro-text. Another feature that is important in the manufacture of secure casino currency is the use of more complex multi-shot molds and plaque designs to enhance the design complexity. Our most sophisticated anti-counterfeiting feature is an RFID device, based on a microchip that can be embedded in our casino currency making them counterfeit resistant when combined to our chip inventory system (CIS) validation and tracking system.

Typically, a casino will order all of its casino currency, including replacement currency, from a single supplier. Accordingly, we strive to become the original casino currency supplier to a casino upon its opening, thereby enhancing our opportunity to receive additional sales when the casino places replacement orders or grows. A new casino order will typically include at least five to seven distinct currency denominations, colors, and styles, ranging in denominations from $0.50 to in excess of $1 million. Our selling price depends on customization, quantities, design, and security features. Casino currency can be divided into two basic styles: American-style, known as chips, and European-style, known as plaques and jetons. We hold the leading worldwide market share in casino currency.

American-style Casino Currency

American-style casino currency, commonly known as chips, is used worldwide. There are currently four main manufacturing technologies used to produce this type of currency: injection molding, thermo-compression molding, laser cut-thermo-compression, and sublimation. We produce casino currency using all four of these methods. We sell American-style casino currency under the Paulson®, Bud Jones®, and Bourgogne et Grasset® (BG®) brand names.

•	Injection-molded Currency. Our BG® and Bud Jones® Plastic injection-molded casino currencies are made with several injection-molded colors, typically with a central metal piece for added weight, and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the currencies counterfeit resistant, including using various UV, 3-in-1 UV and infra-red pigments, specialty inks, security taggants, holograms, 4C-UV, security film, serialization, EM detection and RFID technology. Under our BG® brand, our Premium Chip allows for the design and full customization of the chip mold. Our new innovative BG® V-Series chip line was developed using an exclusive and highly durable injection material formula. The V-Series utilizes a proprietary and interchangeable mold system that offers customers a much broader range of versatile mold designs with the option to select between two decal sizes. All V-Series chips come standard with ChipShield, an anti-fungal that keeps chips cleaner. All four color shot V-Series chips come standard with an exclusive state-of-the-art hidden infra-red security feature.

•	Thermo-compression Molded Currency. Our Paulson® thermo-compression molded casino currencies are manufactured using a proprietary formulation. Printed decals or “inlays” are incorporated in the product during the compression steps. Customized designs, security, and identifying features are incorporated into the currencies. These casino currencies have a unique feel and easy handling and are more commonly referred to as “clay chips.” Various security features are used to make the currency more counterfeit resistant, including UV and infra-red pigments, UV and 4C-UV inks, alphadots, custom molds, serialization, EM detection and RFID technology. Our Paulson® Premium Chip has an added outer décor ring made from the same materials used in our European-style plaques and jetons. The addition of the décor ring gives customers two additional security features with the option to include gold lace and LaserTrack in the gold lace.

•	Laser CutThermo-compression Currency. Our BG® J3 jeton is a laser cut, thermo-compression casino currency that features multiple intricate edge insert designs, two decal size options and the most advanced technology in security features. The J3 is referred to as a hybrid chip as it combines the European-style plaque and jeton materials and aesthetic features with the easier handling properties of American-style casino currency. Various available security features such as RFID technology, EM detection, microdots, gold lace, serialization, 4C-UV, UV Electro Luminescent and infra-red pigments, holograms and security film are used to make the currency more counterfeit resistant.

•	Sublimation Currency. Sublimation currencies, manufactured under the BG® brand, are made of an injection-molded white disc. The design of these currencies is transferred to the material using a technology called “pad printing.” This technology permits simultaneous printing on both the face and the edge of the chip. We refer to this casino currency style as “Full Face.” The security feature available for sublimation currencies is infra-red pigments.

European-style Casino Currency

Plaques and jetons are European-style casino currency. Plaques can be rectangular, square, oval, or custom-shaped and are available in various sizes. Jetons are circular with multiple diameters. Plaques and jetons are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, EM detection, and RFID technology. We offer a number of proprietary standard designs and possess the ability to also provide highly customized designs. GPI SAS created its original product line in 1925 and has held the leading position in this market since that time.

RFID Casino Currency

Since 1996, we have been at the forefront of developing applications of RFID technology for use in casino currency. Our full line of RFID products include RFID currency, readers and antennas for the cage, gaming tables, and chip vaults. All of these RFID products can be integrated with our CIS software application to provide casino currency authentication and currency inventory management across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino currency, either one at a time or in larger quantities, whether in stacks, racks, chip trays, or cabinets. When integrated with our CIS, casinos can also access a multitude of customizable, real-time reports.

RFID in gaming started with low-frequency (125 KHz) RFID being used for anti-counterfeiting security and tracking. In 2006, we developed and introduced a faster, high-frequency (13.56 MHz) line of RFID products which offer a higher level of security and faster reads. In 2014, after three years of research and development, we introduced SMART, a new high performance RFID technology. SMART provides faster chip reads and utilizes a new reader that generates less heat and requires a smaller footprint. SMART consists of new RFID tags for all of our gaming currency, a new reader we specifically developed for the gaming industry, and a diverse range of antennas. We have the exclusive rights to the SMART products and technology.

RFID Solutions

RFID solutions are integrated systems to authenticate casino currency. Running on our CIS software, the systems consist of low and multiple high-frequency RFID embedded casino currency, readers, and antennas. We also provide associated hardware support and maintenance services.

Playing Cards

We manufacture and sell two brands (Paulson® and Gemaco®) of paper casino playing cards in single, multi-deck, and pre-shuffled packages. In addition, we offer plastic cards under our Gemaco® brand. Based on casino controls and practices, playing cards are typically replaced at least every 24 hours, excluding plastic cards which are used for longer periods. A casino typically enters into a one- or two-year purchase commitment with a supplier to supply its playing cards at regular intervals, generally monthly or quarterly. Our playing cards are compatible with all types of playing card shufflers.

Table Layouts

We manufacture table layouts for the North American, European, and Asia-Pacific markets. All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. We have developed a comprehensive range of layout fabric and printing processes using wool, polyester, and our proprietary Paulson® FX material, to give our customers maximum flexibility when developing their design preferences. Our printing processes include screen printing, custom hand painting, and full graphic sublimation. All graphic designs are developed by our art department in concert with our casino customers to ensure complete satisfaction.

Dice

Our precision dice brands are manufactured in conformity with the strictest standards of gaming regulations. We offer a variety of customization options, including size, finish type, customer logo, color, serialization, and security features such as laser pigment. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than eight hours.

Gaming Furniture

We sell a variety of casino gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming tables are custom-designed to integrate seamlessly with each casino customer’s interior and branded design. Our tables support our proprietary accessories and RFID systems and are able to incorporate third-party casino equipment products, including playing card shufflers, playing card readers, monitors, bill validators, and information technology products. Gaming furniture is typically sold in combination with table layouts and table accessories.

Table Accessories and Other Products

We offer our customers a full line of casino table game accessories, including table displays, roulette reader boards, foot rails, chip trays, drop boxes, shoes, cut cards, dice sticks, lammers, markers, buttons, and our Air Rail System ventilation device that creates an air flow at the gaming table to push odors away from the dealer. These products are generally sold in conjunction with the sale of gaming tables. We have aligned ourselves with key casino accessory vendors, such as TECHART, to provide many of these products. We are a licensed manufacturer of roulette wheels and sell them worldwide.

Backlog

At December 31, 2015, our backlog of signed orders for the following twelve months was $9.0 million, consisting of $6.4 million for GPI USA, $2.2 million for GPI Asia, and $0.4 million for GPI SAS. At December 31, 2014, our backlog of signed orders for 2015 was $10.5 million, consisting of $6.0 million for GPI USA, $4.1 million for GPI Asia, and $0.4 million for GPI SAS.

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

We actively promote our product lines, service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada and Macau S.A.R., China, the International Casino Exhibition (ICE) show in London, England, and the National Indian Gaming Association (NIGA) show held in various cities in the United States. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

We also market casino-specific themed products in certain gaming jurisdictions, including casino currency, table layouts, playing cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

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

Casino Currency. Our major competitors for casino currency are ICON Poker, Inc., based in the United States; Abbiati Casino Equipment Snc., based in Italy; Dolphin Products Pty Ltd., based in Hong-Kong; and Matsui Gaming Machine Co., Ltd., based in Japan. We believe our key competitive advantages for casino currency sales are region specific products, reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions. No single company provides the range of products and services we provide. We believe the primary competitive advantages for RFID solutions sales are our longstanding expertise with RFID, exclusive licenses and patents, CIS software, and RFID readers, as well as product quality, security, service, and value.

Playing Cards. Our major competitors for playing cards are The United States Playing Card Company based in the United States, and the Angel Playing Cards Co., Ltd, based in Japan. We believe our key competitive advantages for playing cards are intrinsic card characteristics including finish, weight of paper, and snap memory, as well as other strengths such as capacity, brand diversity, jurisdictional licensing, security, manufacturing quality control, delivery reliability, value and our focus in the North American market.

Table Layouts. Our primary competitors for casino table layouts are Midwest Game Supply Co., and Rye Park Gaming LLC, both based in the United States, as well as TCS/John Huxley based in the United Kingdom. Our primary competitors in Asia are TCS, Matsui and Colorway. In addition, there are multiple small, regional competitors in virtually all markets. We believe our key competitive advantages for table layout sales are fabric quality and durability, lead times, printing processes, and value.

Gaming Furniture. Our principal competitors for casino gaming furniture are USA Gaming Supply Inc., Avalon Gaming Inc., and KP Gaming Supplies Inc., all based in the United States, as well as TCS/John Huxley, Abbiati Casino Equipment, and smaller regional wood shops. We believe our primary competitive advantages are our ability to design and produce customized gaming furniture, a wide range of table types and configurations, production lead times, craftsmanship, jurisdictional approvals, and value.

Table Accessories and Other Products. Our principal competitors for distributing table accessories and other products including drop boxes, dealing shoes, chip trays, chip bank covers, and foot rails are small local distributors. We believe that our key competitive advantages for these products are our ability to be a single-source supplier, as well as our service and product quality.

Dice. Our primary competitor for casino dice is Midwest Game Supply Co. We believe our primary competitive advantages for dice sales are product quality, capacity, brands, product options, service, and value.

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

Manufacturing

We produce most of the products we sell on a build-to-order basis due to the customized nature of our customers’ orders. Our manufacturing facilities are in Beaune, France; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; and Macau S.A.R., China. The major products produced in France are our Bourgogne et Grasset® brand of American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson®, Bud Jones®, and Bourgogne et Grasset® brands of American-style casino chips, as well as, table layouts, gaming furniture, table accessories, and dice. In Blue Springs, we produce Paulson® and Gemaco® playing cards, and table layouts. In Macau S.A.R., we manufacture table layouts. We have the facilities, equipment, and personnel necessary to meet expected customer demand.

Research and Development

In response to our customers’ changing and more complex product needs, we continue to invest in developing new and improved products. In 2015, we introduced a new casino currency product line, the V-Series, an American-style injection molded chip made with a proprietary interchangeable mold system using a new injection material formula. We also commercialized SMART RFID, the latest generation of RFID technology, built on the ISO 18000-3M3 standard. We complemented and supplemented our catalogue of antennas and peripherals for the cage, pit, vault and table. We released a major CIS upgrade to accommodate the requirements of SMART RFID chips, plaques, and readers. For information regarding the amounts spent during fiscal 2015 and 2014 on research and development activities, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Matters

Our operations are designed to be in compliance with international, federal, state, and local laws and regulations that have been enacted or adopted relating to the protection of the environment. Any liability for environmental remediation will be accrued by us if it is considered probable and the costs can be reasonably estimated.

Employees

At December 31, 2015, we employed 704 people, consisting of 345 employees in Mexico, 216 in the United States, 123 in France, and 20 in Macau S.A.R. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

In August 2012, the Securities and Exchange Commission (SEC) adopted the conflict mineral rules requiring issuers that manufacture products that contain certain minerals and metals, known as conflict minerals, to perform due diligence and to report annually to the SEC whether such minerals originated in the Democratic Republic of Congo or an adjoining country. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. A report is due annually on May 31 for the previous calendar year.

Dependence on One or a Few Major Customers

At December 31, 2015, one Macau S.A.R. casino customer, whose account is current, accounted for 33% of our accounts receivable balance. Because of large orders for casino openings or expansions, it is not unusual to have temporary concentrations of our accounts receivable balance related to one or a few customers.

Financial Information about Geographic Areas

See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Geographic and Product Line Information, for certain financial information by geographic area.

Available Information

Our principal executive office is located at 3945 West Cheyenne Avenue, North Las Vegas, Nevada 89032. Our telephone number is (702) 384-2425. Our website is www.gpigaming.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, any amendments to those reports, are available on our website free of charge as soon as reasonably practicable after we electronically file with, or furnish it to, the SEC. The information found on our website is not incorporated or part of this annual report on Form 10-K or any other report we file or furnish to the SEC. Copies are also available free of charge by (i) telephonic request by calling our Investor Relations Department at (702) 384-2425, or (ii) written request by mail to: Attn: Investor Relations, Gaming Partners International Corporation, 3945 West Cheyenne Avenue, Suite 208, North Las Vegas, Nevada 89032.

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

We operate in a number of tribal jurisdictions with sovereign immunity, which presents risks we generally do not encounter in United States jurisdictions. We also operate in many countries outside of the United States which subjects us to certain inherent risks, including:

•	social, political, or economic instability in international markets, particularly those where we have higher sales concentrations and growth;

•	tariffs, other trade barriers, and import or export licensing requirements;

•	fluctuations in foreign exchange rates or an inability to effectively hedge our foreign currency exposures;

•	expropriation, nationalization, and restrictions on repatriation of funds or assets;

•	additional costs of compliance with international laws or unexpected changes in regulatory requirements, including those related to post-employment benefits;

•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;

•	difficulty protecting our intellectual property;

•	recessions in foreign economies;

•	difficulties in maintaining foreign operations, including labor regulations, staffing, and management of widespread operations;

•	changes in consumer tastes and trends;

•	acts of war or terrorism; and

•	U.S. government requirements for import and export.

We operate in a highly regulated industry and our ability to sell our products in existing jurisdictions or expand into new jurisdictions could be adversely affected by:

•	changes in existing gaming laws and regulations or new interpretations of existing laws and regulations that hinder or prevent us from continuing to operate in the jurisdictions where we currently do business or where we intend to do business;

•	unfavorable public referendums or anti-gaming legislation affecting or directed at gaming manufacturers or gaming operators;

•	findings of non-compliance with applicable laws or regulations which could lead to a limitation, conditioning, suspension, or revocation of any of our gaming licenses;

•	delays in obtaining or maintaining licenses or approvals from regulatory agencies;

•	limited technological expertise by regulatory agencies causing restrictions or burdensome conditions on approvals;

•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our company, business, principal stockholders, officers, directors, or key employees; and

•	excessive costs related to obtaining the necessary regulatory approvals.

We are subject to risk related to litigation and claims asserted against us, including:

•	adverse material effects on our financial condition due to asserting or defending claims;

•	the discovery of facts with respect to legal actions pending against us, but not presently known to us;

•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk; and

•	a diversion of management’s attention from our business.

We have a stockholder with effective control of the Company, which means:

•	it can control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions;

•	it can delay or prevent a change in control of the Company, even when such change in control is in the best interests of other stockholders; and

•	its ownership might adversely affect the market price of our common stock.

Pursuing or implementing acquisitions could have a material adverse effect on our business, financial condition, and results of operations, including:

•	significant expenses related to due diligence efforts in connection with potential acquisitions and diversion of management’s attention away from our existing business;

•	the issuance of potentially dilutive equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities, or an increase in amortization expenses; and

•	the failure to successfully consummate an acquisition on favorable terms or at all.

Any acquisition we consummate may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

•	the inability to integrate operations, financial reporting, internal controls, technologies, products, and personnel, including issues raised by national, geographic, and cultural differences;

•	potential impairments in acquired assets;

•	a less-than-successful entry into markets or acquisition of products or technologies in which we have limited or no prior experience;

•	expenses associated with any unknown or potential legal liabilities;

•	changes in or uncertainties of application of laws or regulations;

•	failures to identify or uncover material risks in due diligence;

•	management of worldwide operations; and

•	the inability to exploit acquired intellectual property or the development, sale, or lease of acquired products, or unanticipated increases in manufacturing expenses.

Our business operations are subject to other risks, including:

•	the loss of key employees, sales personnel, and technical staff or an inability to hire a sufficient number of such persons;

•	limited or unique suppliers for certain key raw materials for significant products;

•	possibility of failure of components purchased from suppliers;

•	the presence of lead in older versions of Paulson® brand casino chips, which could lead to unanticipated costs;

•	increased costs due to reliance on third-party suppliers and contract manufacturers or a disruption in our manufacturing processes;

•	increased costs due to compliance with the conflict mineral rules adopted under the Dodd-Frank Act, including costs related to determining the source of any of the relevant minerals and metals used in our products and any potential reputational harm if we are unable to sufficiently verify the origins for the minerals and metals;

•	adverse changes in the creditworthiness of parties with whom we have receivables;

•	casualty, theft, or loss of our casino currencies prior to delivery to casinos or the counterfeiting of our casino currencies;

•	The possibility of failure of our security systems, or a breakdown in casino procedures designed to prevent the manipulation of our products, to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and/or our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities; and

•	any failures or difficulties in maintaining our computer information systems, including as a result of cyber-attacks, breaches of our computer systems, and other security vulnerabilities, could result in disruption of operations, loss of information, litigation, and unanticipated increases in costs.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is in a 15,000 square-foot facility that we lease in North Las Vegas, Nevada. We manufacture our primary products at facilities in San Luis Rio Colorado, Mexico; Blue Springs, Missouri; Beaune, France; and Macau S.A.R., China. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R.

North Las Vegas, Nevada. On December 30, 2015, we completed the sale of our building (approximately 64,700 square feet) and land in Las Vegas, Nevada to an unrelated third party for $3.95 million in cash. The Las Vegas property housed our corporate headquarters and Las Vegas sales offices, as well as warehouse and part of the Company’s product design services department. In early 2016, we relocated to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. We are leasing approximately 15,000 square feet for a term of seven years commencing on January 1, 2016.

San Luis Rio Colorado, Mexico. We manufacture casino currencies, table accessories, table layouts, dice, and gaming furniture at three facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 70,000 square-foot facility, which we own.

Blue Springs, Missouri. We manufacture playing cards and table layouts at a facility in Blue Springs, Missouri. This facility includes 39,000 square-feet of manufacturing, office, and sales administration space. On February 24, 2016, we entered into a construction contract to expand our Blue Springs manufacturing facility which will add approximately 33,000 square-feet of manufacturing space. The expansion is expected to be completed in 2016. In addition, we lease 20,000 square feet of warehouse space in Independence, Missouri.

San Luis, Arizona.  We warehouse inventory in an 8,000 square-foot leased facility in San Luis, Arizona, across the border from our Mexican manufacturing facility.

Beaune, France. We manufacture casino currency and table layouts at a facility in Beaune, France. This facility includes 34,000 square-feet of manufacturing, office and sales administration space, which we own. In addition, we own a 15,000 square-foot administrative building. We also lease a 5,000 square-foot building which houses our mold-making operations.

Macau S.A.R., China.  We distribute our full product line in a leased 4,000 square-foot sales office in Macau S.A.R., China. In addition, we manufacture and warehouse table layouts in two additional leased facilities in Macau S.A.R., with a total of 6,700 square feet.

Facility Capacity. With a total of approximately 306,700 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2015, we believe we have sufficient production capacity to meet anticipated demand for all of our products.

Item 3.  Legal Proceedings

Aside from the following, we are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

In December 2015, GPI SAS and GPIC commenced legal action against former GPI SAS employee Paulo Da Silva. GPI SAS initiated proceedings in both the French Employment Tribunal and High Court. In the Employment Tribunal action, GPI SAS claims Mr. Da Silva breached the confidentiality provision of his severance agreement by divulging GPIC trade secrets to a competitor. In the High Court, GPI SAS initiated search and seizure proceedings to ascertain what confidential information was taken. In the High Court of Hong Kong, GPIC requested and was granted an order that Mr. Da Silva disclose and produce all confidential information held by Mr. Da Silva and is seeking an injunction preventing Mr. Da Silva from using, accessing, publishing, or disclosing any confidential information, pending future court hearings.

In December 2015, in conjunction with the actions against Mr. Da Silva, GPIC commenced legal action against Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT), the latter of which Mr. Clarence (Yuk Man) Chung is both CEO and Chairman of the Board. These actions were filed in the High Court of Hong Kong. In the action, GPIC alleges Dolphin, a direct competitor of GPIC, wrongfully obtained GPIC’s trade secrets for its own improper use through Mr. Da Silva’s unlawful disclosure. GPIC filed for both injunctive and civil relief. Initial hearings have been held on the matter.

There can be no assurance that we will prevail in any litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Commitments and Contingencies for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported on the NASDAQ Global Market during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 9, 2016, the closing price was $10.10 per share.

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$12.49	$8.00	$10.20	$7.96
Second Quarter	13.40	9.45	9.17	7.71
Third Quarter	11.39	9.50	8.95	7.87
Fourth Quarter	10.31	8.08	8.61	7.90

Holders

There were 79 holders of record of our common stock as of March 9, 2016.

Dividend Policy

Our Board of Directors has no plans to pay a regular dividend on our common stock, but intends to evaluate from time to time the merit of paying a dividend. We did not pay a dividend in 2015 or 2014.

Transfer Agent

Our stock transfer agent and registrar is American Stock Transfer & Trust Co., located at 6201 15th Avenue, Brooklyn, New York 11219. Its telephone number is (718) 921-8200 or (800) 937-5449.

Purchases of Equity Securities by the Issuer

While our 10b5-1 trading plan was terminated on August 12, 2013, our Company stock repurchase program remains in effect. As of December 31, 2015, 215,590 shares remain authorized for repurchase. No common shares were repurchased during 2015, and there is no assurance that we will repurchase any additional shares under the repurchase program.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$78,238	$60,972	$56,173	$62,896	$61,084
Cost of revenues	51,403	42,657	38,584	40,384	40,728
Gross profit	26,835	18,315	17,589	22,512	20,356
Selling, administrative, and research and development	16,926	16,127	16,970	15,352	15,888
Operating income	9,909	2,188	619	7,160	4,468
Other (expense) income, net	(173)	227	4	290	463
Income before income taxes	9,736	2,415	623	7,450	4,931
Income tax provision (benefit)	2,805	(261)	(543)	1,375	1,262
Net income	$6,931	$2,676	$1,166	$6,075	$3,669

Earnings per share:
Basic	$0.87	$0.34	$0.15	$0.75	$0.45
Diluted	$0.86	$0.33	$0.15	$0.75	$0.45
Weighted-average shares of common stock outstanding:
Basic	7,926	7,916	7,942	8,122	8,199
Diluted	8,040	8,015	8,029	8,149	8,225

BALANCE SHEET DATA:
Cash and cash equivalents	$17,788	$8,969	$14,492	$14,038	$9,282
Marketable securities	3,503	3,597	5,724	13,546	14,867
Working capital	31,129	16,195	32,069	31,348	28,492
Property and equipment, net	14,102	15,087	10,996	11,190	11,836
Total assets	77,244	68,394	55,449	63,282	56,042
Current liabilities	15,201	19,794	6,106	14,487	12,854
Long-term debt	8,002	-	-	-	15
Total stockholders' equity (1)	53,788	48,265	47,473	46,621	42,484

(1)	No cash dividends were paid in 2015, 2014, or 2013. Cash dividends of $1,478,000 and $1,496,000 were paid in 2012, and 2011, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition for the year ended December 31, 2015. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Except for historical information contained herein, statements in the following discussion may be forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results to differ significantly from those expressed. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A, “Risk Factors.”

For a company overview and information on our products, as well as other general information, see Part I—Item 1. “Business.”

Overview of Our Business

We custom manufacture and supply casino currency, with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, and roulette wheels. We also provide multiple RFID technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip® (BC®) and Bud Jones®.

On July 1, 2014, GPIC started manufacturing and selling playing cards and table layouts under the acquired Gemaco® brand name in connection with the GemGroup Acquisition. See Item 1. “Business” and Item 8. Financial statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2. Acquisition.

GPIC is headquartered in North Las Vegas, Nevada, with offices in Blue Springs, Missouri; Atlantic City, New Jersey; Gulfport, Mississippi; San Luis Rio Colorado, Mexico; Beaune, France; and Macau S.A.R., China. We sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico, and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

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

Our backlog, which reflects signed orders to be delivered over the following twelve months, was as follows at December 31, 2015 and December 31, 2014:

	GPI USA	GPI Asia	GPI SAS	Total
December 31, 2015	$6.4 million	$2.2 million	$0.4 million	$9.0 million
December 31, 2014	$6.0 million	$4.1 million	$0.4 million	$10.5 million

Outlook

The U.S. gaming market stabilized in 2015, and there are prospects for modest growth over the next few years. Moreover, our revenue stream in consumable lines has increased considerably after the GemGroup acquisition and successful integration. This could lead to a more stable and predictable revenue stream in the Americas. In the Asia market, we are still seeing volatility based on table game allotments in Macau, where the pace of growth has become far less certain than in past years. This could be offset by growth in other markets such as Australia and the Philippines.

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

Financial and Operational Highlights

For the fourth quarter of 2015, our revenues were $23.5 million, an increase of $3.6 million, or 18.1%, compared to revenues of $19.9 million in the fourth quarter of 2014. For the fourth quarter of 2015, our net income was $3.4 million, an increase of $1.2 million, or 54.5%, compared to net income of $2.2 million in the fourth quarter of 2014.

For the year ended December 31, 2015, our revenues were $78.2 million, an increase of $17.2 million, or 28.3%, compared to revenues of $61.0 million in 2014. Our net income for 2015 was $6.9 million, an increase of $4.2 million, or 159.0%, compared to net income of $2.7 million for 2014. 2015 results include twelve months of GemGroup activity, and 2014 results include six months of GemGroup activity. In addition, we recognized a gain of $1.3 million on the sale of our building and land in Las Vegas, Nevada.

GPI SAS uses the euro as its functional currency. At December 31, 2015 and 2014, the U.S. dollar to euro exchange rates were 1.09 and 1.22, respectively, which represents a 10.7% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2015 and 2014 were $1.11 and $1.33, respectively, which represents a 16.5% stronger dollar compared to the euro.

Our Mexican manufacturing plant uses the U.S. dollar as its functional currency. At December 31, 2015 and 2014, the Mexican peso to U.S. dollar exchange rates were 17.21 and 14.47, respectively, which represents a 18.9% stronger dollar compared to the peso. The average exchange rates for the years ended December 31, 2015 and 2014 were 15.86 and 13.30 pesos to the U.S. dollar, respectively, which represents a 19.2% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific Region, and our layout manufacturer in the Asia-Pacific region, uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because the number of transactions using the local currency is minimal.

Other Matters

On December 30, 2015, the Company sold its building and land in Las Vegas, Nevada to an unrelated third party for $3.95 million in cash. In early 2016, the Company relocated its central operations to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. The lease term for the building (approximately 15,000 square feet) is seven years commencing on January 1, 2016.

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Debt.

On July 1, 2014, we acquired substantially all of the net gaming assets of GemGroup, a manufacturer of playing cards, table layouts, and casino currency primarily sold under the Gemaco® brand. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Acquisition.

Results of Operations

The following table summarizes selected items from the Company’s Consolidated Statements of Income (in thousands) and as a percentage of revenues for the years ended December 31:

	2015		2014		Year to Year Change
Revenues	$78,238	100.0%	$60,972	100.0%	$17,266	28.3%
Cost of revenues	51,403	65.7%	42,657	70.0%	8,746	20.5%
Gross profit	26,835	34.3%	18,315	30.0%	8,520	46.5%
Selling, administrative, and research and development	16,926	21.6%	16,127	26.4%	799	5.0%
Operating income	9,909	12.7%	2,188	3.6%	7,721	352.9%
Other (expense) income, net	(173)	(0.2)%	227	0.4%	(400)	(176.2)%
Income before income taxes	9,736	12.5%	2,415	4.0%	7,321	303.1%
Income tax provision (benefit)	2,805	3.6%	(261)	(0.4)%	3,066	1,174.7%
Net income	$6,931	8.9%	$2,676	4.4%	$4,255	159.0%

The following table presents certain data by geographic location (in thousands) and as a percentage of revenues for the years ended December 31:

	2015		2014		Year to Year Change
Revenues
The Americas	$53,211	68.0%	$36,367	59.7%	$16,844	46.3%
Asia-Pacific	21,341	27.3%	21,410	35.1%	(69)	(0.3)%
Europe and Africa	3,686	4.7%	3,195	5.2%	491	15.4%
Total	$78,238	100.0%	$60,972	100.0%	$17,266	28.3%

The following table details the Company’s revenues by product line (in thousands) and as a percentage of revenues for the years ended December 31:

	2015		2014		Year to Year Change

Casino currency without RFID	$17,762	22.8%	$14,511	23.8%	$3,251	22.4%
Casino currency with RFID	12,852	16.4%	14,315	23.5%	(1,463)	(10.2%)
Total casino currency	30,614	39.2%	28,826	47.3%	1,788	6.2%

Playing cards	24,171	30.9%	15,139	24.8%	9,032	59.7%
Table accessories and other products	7,243	9.3%	3,303	5.4%	3,940	119.3%
Table layouts	6,199	7.9%	5,352	8.8%	847	15.8%
Dice	2,685	3.4%	2,452	4.0%	233	9.5%
RFID solutions	2,186	2.8%	1,566	2.6%	620	39.6%
Gaming furniture	1,990	2.5%	1,957	3.2%	33	1.7%
Shipping	3,150	4.0%	2,377	3.9%	773	32.5%
Total	$78,238	100.0%	$60,972	100.0%	$17,266	28.3%

Comparison of Operations for the Years Ended December 31, 2015 and 2014

Revenues. For the year ended December 31, 2015, our revenues were $78.2 million, an increase of $17.2 million, or 28.3%, compared to revenues of $61.0 million in 2014. This increase in revenues is primarily due to the GemGroup Acquisition and successful integration, and new casino openings in Asia. 2015 revenues include twelve months of GemGroup activity, and 2014 results include six months of GemGroup activity.

Cost of Revenues. For the year ended December 31, 2015, our cost of revenues was $51.4 million, an increase of $8.7 million, or 20.5%, compared to cost of revenues of $42.7 million for 2014. As a percentage of revenues, our cost of revenues decreased to 65.7% in 2015 compared to 70.0% in 2014. The decrease in cost of revenues, as a percentage, was driven by the same factors described under Gross Profit below.

Gross Profit. For the year ended December 31, 2015, gross profit was $26.8 million, an increase of $8.5 million, or 46.5%, compared to gross profit of $18.3 million for 2014. As a percentage of revenues, our gross profit increased to 34.3% in 2015 compared to 30.0% in 2014. This gross profit percentage increase was primarily related to:

•	additional volume created by the GemGroup Acquisition which resulted in fixed manufacturing costs being allocated over higher production volumes in these products
•	a stronger dollar as compared to the euro

Selling, Administrative, and Research and Development Expenses. The following table details the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues for the years ended December 31:

	2015		2014		Year to Year Change
Marketing and sales	$6,438	8.2%	$6,203	10.1%	$235	3.8%
General and administrative	9,273	11.8%	8,403	13.8%	870	10.4%
Research and development	1,215	1.6%	1,521	2.5%	(306)	(20.1)%
Total selling, administrative, and research and development	$16,926	21.6%	$16,127	26.4%	$799	5.0%

For the year ended December 31, 2015, selling, administrative, and research and development expenses were $16.9 million, an increase of $0.8 million, or 5.0%, compared to selling, administrative, and research and development expenses of $16.1 million in 2014. Selling, administrative, and research and development expenses decreased as a percent of revenue to 21.6% in 2015 from 26.4% in 2014.

Marketing and sales expenses increased from 2014 to 2015 by $0.2 million. This is primarily due to an increase of $0.9 million in expenses associated with the GemGroup Acquisition offset by a decrease of $0.7 million due to staff reductions, and reduced spending in sales samples and other marketing expenses.

General and administrative expenses increased from 2014 to 2015 by $0.9 million. This is primarily due to an increase of $1.1 million in expenses associated with the GemGroup Acquisition, an increase in bad debt expense of $0.7 million, and an increase in legal expenses of $0.4 million partially offset by the gain on sale of our building and land in Las Vegas, Nevada of $1.3 million.

Research and development expenses decreased from 2014 to 2015 by $0.3 million. This is primarily due to staff reductions due to completion of projects, and a stronger dollar as compared to the euro.

Other (Expense) and Income, net. The following table details other (expense) and income items (in thousands) and as a percentage of revenues for the years ended December 31:

	2015		2014		Year to Year Change
Interest income	$12	0.0%	$138	0.2%	$(126)	(91.2)%
Interest expense	(248)	(0.2)%	(127)	(0.2)%	(121)	(95.4)%
Gain on foreign currency transactions	38	0.0%	214	0.4%	(176)	(82.2)%
Other income	25	0.0%	2	0.0%	23	1,155.3%
Other (expense) income, net	$(173)	(0.2)%	$227	0.4%	$(400)	(176.2)%

For the year ended December 31, 2015, other income decreased by $0.4 million compared to the prior year. This is primarily due to a decrease in gain on foreign currency transactions.

Income Taxes. During the year ended December 31, 2015, our effective tax rate was 28.8%, compared to an effective tax benefit of 10.8% for the year ended December 31, 2014. Our effective tax rate for the year ended December 31, 2015 was favorably affected by the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS; partially offset by the current year tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment. Our effective tax rate for the year ended December 31, 2014 differed from the statutory rate primarily because of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from a research tax credit from our French subsidiary, GPI SAS; partially offset by our Subpart F income adjustment.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2015	2014
United States	$4,669	$(1,566)
Macau S.A.R., China	4,819	3,103
Mexico	280	663
France	(32)	215
Total pre-tax income	$9,736	$2,415

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. These expenses totaled approximately $1.5 million for 2015, and approximately $1.6 million for 2014.

We account for uncertain tax positions in accordance with applicable accounting guidance. In 2015, the French Tax Administration started an examination of GPI SAS for the tax years 2013 and 2012.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Company borrowed the full amount under the Term Loan and repaid its existing $10.0 million demand line of credit with HSBC Bank USA, National Association (HSBC) on June 26, 2015. The Company has not drawn any funds under the Revolving Loan.

Interest on funds borrowed under the Term Loan and the Revolving Loan will be charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule. The Credit Agreement is guaranteed by GPIC and its subsidiaries GPI USA and GPI Asia.

Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At December 31, 2015, we had $17.8 million in cash and cash equivalents and $3.5 million in marketable securities, totaling $21.3 million. Of this amount, $12.9 million is held by GPI USA, $4.4 million is held by GPI SAS, and $4.0 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia could be repatriated tax free due to the deemed dividend from GPI Asia See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Income Taxes. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents (in thousands), working capital (in thousands), and current ratio for the years ended December 31:

	2015	2014	Year to Year Change
Cash and cash equivalents	$17,788	$8,969	$8,819	98.3%
Marketable securities	3,503	3,597	(94)	(2.6)%
Working capital	31,129	16,195	14,934	92.2%
Current ratio	3.0	1.8

At December 31, 2015, working capital totaled $31.1 million, an increase of $14.9 million, or 92.2%, compared to working capital of $16.2 million at December 31, 2014. This increase is due to an increase in current assets of $10.3 million and a decrease in current liabilities of $4.6 million. The increase in current assets was primarily due to an increase in cash and cash equivalents of $8.8 million, an increase in inventories of $1.2 million, an increase in deferred income tax assets of $0.6 million, and an increase in net accounts receivable of $0.4 million, partially offset by a decrease in other current assets of $0.7 million. The decrease in current liabilities was primarily due to a decrease in short term debt of $8.7 million partially offset by increases in accrued liabilities of $2.5 million, accounts payable of $1.1 million and income taxes payable of $0.5 million.

Cash Flows. The following summarizes our cash flow (in thousands) for the years ended December 31:

	2015	2014	Year to Year Change

Operating activities	$10,586	$5,406	$5,180	95.8%
Investing activities	(743)	(20,423)	19,680	96.4%
Financing activities	(568)	10,000	(10,568)	(105.7)%
Effect of exchange rates	(456)	(506)	50	9.9%
Net change	$8,819	$(5,523)	$14,342	259.7%

Net cash flows provided by operating activities were $10.6 million during 2015, an increase of $5.2 million, compared to net cash flows provided by operating activities of $5.4 million for 2014. The increase in cash flows provided by operating activities was primarily caused by an increase in net income of $4.2 million, and an increase in liabilities of $2.2 million, somewhat offset by an increase in assets of $1.2 million. The increase in liabilities is primarily due to an increase in accounts payable and accrued liabilities somewhat offset by a decrease in customer deposits and deferred revenue. The increase in assets is primarily due to an increase in inventories and prepaid expenses somewhat offset by a decrease in accounts receivable.

Net cash flows used by investing activities were $0.7 million in 2015, a decrease of $19.7 million, compared to net cash flows used by investing activities of $20.4 million in 2014. The decrease in cash flows used by investing activities was primarily due to the decrease in the purchase of business assets of $20.0 million and the increase in proceeds received from the sale of property and equipment of $3.8 million, somewhat offset by the net purchase of marketable securities of $1.8 million and increase in capital expenditures of $2.3 million.

Net cash flows used in financing activities were $0.6 million in 2015, a decrease of $10.6 million, compared to net cash flows provided in financing activities of $10.0 million in 2014. The decrease in net cash flow from financing activities is primarily related to the payoff of the HSBC $10.0 million demand line of credit and the Term Loan principal payments in the amount of $0.6 million.

Facilities.

North Las Vegas, Nevada. On December 30, 2015, we completed the sale of our building (approximately 64,700 square feet) and land in Las Vegas, Nevada to an unrelated third party for $3.95 million in cash. The Las Vegas property housed our corporate headquarters and Las Vegas sales offices, as well as warehouse and part of the Company’s product design services department. In early 2016, we relocated to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. We are leasing approximately 15,000 square feet for a term of seven years commencing on January 1, 2016, and a monthly rent amount of approximately $16,000.

San Luis Rio Colorado, Mexico. We manufacture casino currencies, table accessories, table layouts, dice, and gaming furniture at three facilities in San Luis Rio Colorado, Mexico. These facilities include 90,000 square-feet of leased facilities, and a 70,000 square-foot facility, which we own.

Blue Springs, Missouri. We manufacture playing cards and table layouts at a facility in Blue Springs, Missouri. This facility includes 39,000 square-feet of manufacturing, office, and sales administration space. On February 24, 2016, we entered into a construction contract to expand our Blue Springs manufacturing facility which will add approximately 33,000 square-feet of manufacturing space. The expansion is expected to be completed in 2016. In addition, we lease 20,000 square feet of warehouse space in Independence, Missouri.

San Luis, Arizona.  We warehouse inventory in an 8,000 square-foot leased facility in San Luis, Arizona, across the border from our Mexican manufacturing facility.

Beaune, France. We manufacture casino currency and table layouts at a facility in Beaune, France. This facility includes 34,000 square-feet of manufacturing, office and sales administration space, which we own. In addition, we own a 15,000 square-foot administrative building. We also lease a 5,000 square-foot building which houses our mold-making operations.

Macau S.A.R., China.  We distribute our full product line in a leased 4,000 square-foot sales office in Macau S.A.R., China. In addition, we manufacture and warehouse table layouts in two additional leased facilities in Macau S.A.R., with a total of 6,700 square feet.

Capital Expenditures We plan to purchase approximately $8.2 million in property, plant, and equipment in 2016, composed mainly of buildings and machinery and equipment. In 2015, we purchased $4.3 million of property, plant, and equipment. The main reason for this significant increase is due to capital investments being made at our Blue Springs, Missouri facility to increase capacity.

Selected Quarterly Financial Information

	Year Ended December 31, 2015
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$18,656	$16,249	$19,844	$23,489	$78,238
Cost of revenues	12,332	11,615	13,391	14,065	51,403
Gross profit	6,324	4,634	6,453	9,424	26,835
Selling, administrative, and research and development expenses	4,555	4,161	4,431	3,779	16,926
Operating income	1,769	473	2,022	5,645	9,909
Other income (expense), net (2)	35	(103)	127	(232)	(173)
Income before income taxes	1,804	370	2,149	5,413	9,736
Income tax (benefit) provision	(153)	511	474	1,973	2,805
Net income (loss)	$1,957	$(141)	$1,675	$3,440	$6,931
Net income (loss) per share:
Basic	$0.25	$(0.02)	$0.21	$0.43	$0.87
Diluted	$0.24	$(0.02)	$0.21	$0.43	$0.86

	Year Ended December 31, 2014
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$10,559	$10,216	$20,253	$19,944	$60,972
Cost of revenues	7,800	7,463	13,447	13,947	42,657
Gross profit	2,759	2,753	6,806	5,997	18,315
Selling, administrative, and research and development expenses	3,808	3,803	4,205	4,311	16,127
Operating (loss) income	(1,049)	(1,050)	2,601	1,686	2,188
Other income (expense), net	55	49	127	(4)	227
(Loss) income before income taxes	(994)	(1,001)	2,728	1,682	2,415
Income tax provision (benefit)	137	156	(42)	(512)	(261)
Net (loss) income	$(1,131)	$(1,157)	$2,770	$2,194	$2,676
Net (loss) income per share:
Basic	$(0.14)	$(0.15)	$0.35	$0.28	$0.34
Diluted	$(0.14)	$(0.15)	$0.35	$0.27	$0.33

Contractual Obligations and Commercial Commitments

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Debt.

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2015 are anticipated to have on our liquidity and cash flow in future periods. Operating leases and contracts that are on a month-to-month basis are not included. See Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Commitments and Contingencies.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	0 - 1 years	2 - 3 years	4 - 5 years	Thereafter
Debt	$9,345	$1,343	$2,785	$2,924	$2,293
Purchase and other commitment obligations (1)	8,179	8,129	50	-	-
Operating leases	3,520	1,018	1,530	544	428
Interest on debt	773	215	326	187	45
Total contractual cash obligations	$21,817	$10,705	$4,691	$3,655	$2,766

(1)Amounts represent agreements to purchase goods or services and exclude any agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

We have no consolidated off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

On a rare occasion, the Company may recognize revenue under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, completed, invoiced, and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return such that the earnings process is complete. The customer must request a bill and hold arrangement, preferably in writing, must commit to the purchase, and has a fixed delivery date.

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

Inventories

Inventories are stated at the lower of cost or market value. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within the next year is considered non-current inventory. A change in our inventory estimates could have a material adverse effect on our consolidated results of operations.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We test goodwill for impairment using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is performed. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step is used to measure the amount of impairment loss.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 shall be effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gaming Partners International Corporation and Subsidiaries

North Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California

March 24, 2016

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts)

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$17,788	$8,969
Marketable securities	3,503	3,597
Accounts receivable, net	10,677	10,327
Inventories	10,199	9,063
Prepaid expenses	947	749
Deferred income tax assets	1,640	1,011
Other current assets	1,576	2,273
Total current assets	46,330	35,989
Property and equipment, net	14,102	15,087
Goodwill	10,292	10,292
Intangible assets, net	2,505	2,794
Deferred income tax assets	710	2,003
Inventories, non-current	670	523
Other assets	2,635	1,706
Total assets	$77,244	$68,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	4,498	3,321
Accrued liabilities	6,456	3,906
Customer deposits and deferred revenue	2,080	2,224
Current portion of long-term debt	1,343	10,000
Income taxes payable	824	343
Total current liabilities	15,201	19,794
Long-term debt	8,002	-
Deferred income tax liabilities	170	272
Other liabilities	83	63
Total liabilities	23,456	20,129
Commitments and contingencies - see Note 11
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,219,577 and 7,928,594 issued and outstanding, respectively, as of December 31, 2015, and 8,207,077 and 7,916,094 issued and outstanding, respectively, as of December 31, 2014	82	82
Additional paid-in capital	20,033	19,886
Treasury stock at cost: 290,983 shares at December 31, 2015 and 2014	(2,263)	(2,263)
Retained earnings	37,812	30,881
Accumulated other comprehensive loss	(1,876)	(321)
Total stockholders' equity	53,788	48,265
Total liabilities and stockholders' equity	$77,244	$68,394

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2015	2014
Revenues	$78,238	$60,972
Cost of revenues	51,403	42,657
Gross profit	26,835	18,315

Marketing and sales	6,438	6,203
General and administrative	9,273	8,403
Research and development	1,215	1,521
Operating income	9,909	2,188
Other (expense) income, net	(173)	227
Income before income taxes	9,736	2,415
Income tax provision (benefit)	2,805	(261)
Net income	$6,931	$2,676

Earnings per share:
Basic	$0.87	$0.34
Diluted	$0.86	$0.33
Weighted-average shares of common stock outstanding:
Basic	7,926	7,916
Diluted	8,040	8,015

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2015	2014
Net income	$6,931	$2,676
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1,555)	(1,998)
Total comprehensive income	$5,376	$678

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2014	7,916,094	$82	$19,771	$(2,263)	$28,205	$1,677	$47,472
Net income	-	-	-	-	2,676	-	2,676
Stock compensation expense	-	-	115	-	-	-	115
Foreign currency translation adjustment	-	-	-	-	-	(1,998)	(1,998)
Balance, December 31, 2014	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	6,931	-	6,931
Common stock options exercised	12,500	-	87	-	-	-	87
Tax impacts of stock options	-	-	(17)	-	-	-	(17)
Stock compensation expense	-	-	77	-	-	-	77
Foreign currency translation adjustment	-	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2015	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2015	2014

Cash Flows from Operating Activities
Net income	$6,931	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,388	2,597
Amortization of intangible assets	288	218
Provision for bad debt	711	193
Deferred income taxes	573	(338)
Stock compensation expense	77	115
Tax (benefit) on exercise of stock options	(17)	-
(Gain) loss on sale or disposal of property and equipment	(1,318)	32
(Gain) on sale of marketable securities	(7)	(7)
Pension plan adjustment	4	-
Change in operating assets and liabilities:
Accounts receivable	(1,097)	(2,352)
Inventories	(1,613)	(445)
Prepaid expenses and other current assets	(805)	358
Non-current other assets	124	215
Accounts payable	1,273	(109)
Accrued liabilities	2,709	573
Customer deposits and deferred revenue	(116)	1,588
Income taxes payable	481	92
Net cash provided by operating activities	10,586	5,406

Cash Flows from Investing Activities
Purchases of marketable securities	(8,209)	(10,476)
Proceeds from sale of marketable securities	7,935	12,073
Purchase of business assets	-	(20,016)
Purchase of intangible assets	-	(25)
Proceeds from sale of property and equipment	3,795	29
Capital expenditures	(4,264)	(2,008)
Net cash used in investing activities	(743)	(20,423)

Cash Flows from Financing Activities
Cash (paid) received for demand line of credit	(10,000)	10,000
Proceeds from debt obligation	10,000	-
Principal payments on long-term debt	(655)	-
Proceeds from exercise of stock options	87	-
Net cash (used in) provided by financing activities	(568)	10,000
Effect of exchange rate changes on cash	(456)	(506)
Net increase (decrease) in cash and cash equivalents	8,819	(5,523)
Cash and cash equivalents, beginning of period	8,969	14,492
Cash and cash equivalents, end of period	$17,788	$8,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$125	$127
Cash paid (refund received) for income taxes	$1,409	$(759)

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired through accounts payable	$240	$-

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in North Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table accessories, table layouts, dice, gaming furniture, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

The Company has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and rebrandings, as well as replacements in the normal course of business. Consumable products consist of playing cards, table accessories, table layouts, and dice. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually if not more frequently.

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

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and current portion of long-term debt approximates the carrying amount of these financial instruments due to their short-term nature.

Marketable Securities. We account for our investments in marketable securities as available-for-sale and, as such, they are recorded on our consolidated balance sheets at estimated fair value. We record our investments in marketable securities as cash equivalents due to their short-term nature. Unrealized holding gains and losses are excluded from earnings and are, instead, reported within accumulated other comprehensive loss.

Accounts Receivables and Customer Deposits. We perform ongoing credit evaluations of our customers and for casino currency and most significant orders, such as those orders for casino openings, generally require a deposit prior to commencing work on a customer order. These customer deposits are classified as a current liability on the consolidated balance sheets. We also maintain an allowance for doubtful accounts to state trade receivables at their estimated realizable value. This allowance applies to all customers and is estimated based on a variety of factors, including the length of time the receivables are past due, economic conditions and trends, significant one-time events, and historical experience. Changes are made to the allowance based on our awareness of a particular customer’s ability to meet its financial obligations. Receivables are written-off when management determines that collectability is remote.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using a weighted-average method for GPI SAS and a first-in, first-out method for GPI USA and GPI Asia. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales, or usage of these items, the projected markets for our products, and selling costs. Inventories that we estimate will not be used within one year is considered non-current inventory.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Buildings and Improvements	3 - 40
Furniture and Equipment	2 - 15
Vehicles	5 - 7

Goodwill. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We test goodwill for impairment using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is performed. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step is used to measure the amount of impairment loss.

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

On a rare occasion, the Company may recognize revenue under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, completed, invoiced, and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return such that the earnings process is complete. The customer must request a bill and hold arrangement, preferably in writing, must commit to the purchase, and has a fixed delivery date.

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

Foreign Currency Transactions. The financial statements of GPI SAS are measured using the euro as the functional currency. Assets and liabilities of GPI SAS are translated into the U.S. dollar at exchange rates at the balance sheet date. Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments are recorded within accumulated other comprehensive loss.

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

Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess, and obsolete inventories; the depreciable lives of fixed assets; estimates for the recoverability of long-lived assets, including intangible assets; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims, and assessments. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 shall be effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Note 2. Acquisition

On July 1, 2014, we completed the acquisition of substantially all of the net gaming assets of GemGroup, a manufacturer of playing cards, casino currency, and table layouts primarily sold under the Gemaco® brand, for $20.016 million which includes the original payment of $19.75 million and a post-closing working capital adjustment of $0.266 million paid in December 2014. $2.0 million dollars of the purchase price was placed in escrow to secure GemGroup's indemnification obligations under the Asset Purchase Agreement, dated July 1, 2014 (the Purchase Agreement). The GemGroup Acquisition strengthened our manufacturing capabilities and increased our United States market share in both playing cards and table layouts, two important sources of recurring revenue. Further, it expanded our product offerings in the growing Asia-Pacific region as the Gemaco brand had a strong market presence in the Asia-Pacific table layout business. The GemGroup Acquisition was accounted for using the acquisition method required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. As a result, the gaming assets and liabilities of GemGroup were recorded as of the completion of the acquisition, at their respective estimated fair values, and consolidated with our assets and liabilities. The results of GemGroup were consolidated with the Company beginning on the date of the acquisition.

In December 2014, we completed the relocation of all our playing card production from Mexico to our facility in Blue Springs, Missouri. The consolidation was part of our strategic plan to improve the efficiency of our playing card production and has provided significant savings in the manufacturing of playing cards. The consolidation resulted in a net headcount reduction of 95 full-time employees. As of December 31, 2014, we incurred one-time costs in the amount of $0.6 million related to the relocation. These charges included primarily employee separation costs as well as equipment and inventory impairment charges and travel and training costs. In addition to these one-time costs, we incurred $0.3 million of acquisition related expenses.

Cash	$19,750
Purchase agreement contingencies	266
Total acquisition consideration	$20,016

The acquisition consideration was consolidated on the Company’s balance sheet based on estimates of the fair values of assets and liabilities acquired as of the acquisition date and adjusted in December 2014.

The allocation of the acquisition consideration was as follows (dollars in thousands):

Accounts receivable	$2,317
Inventories	1,961
Prepaid expenses	70
Other current assets	40
Property and equipment	5,126
Goodwill	10,292
Intangible assets	2,004
Accounts payable	(1,126)
Accrued liabilities	(617)
Other liabilities	(51)
Total acquisition consideration	$20,016

The Company’s consolidated net revenues for the six months ended December 31, 2014 included $11.2 million attributable to GemGroup. Due to integration of the combined businesses since the day of acquisition, it is impractical to determine the earnings or loss contributed by the acquisition.

The following unaudited pro forma results of consolidated operations for the fiscal year ended December 31, 2014 have been prepared as if the acquisition of the gaming assets of GemGroup had occurred at January 1, 2014 (in thousands, except per share data):

Year Ended
December 31,
2014
Net revenues	$73,353
Net income attributable to common stockholders	2,111
Earnings per share—Basic	0.27
Earnings per share—Diluted	0.26

The unaudited pro forma results of consolidated operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited pro forma results of consolidated operations were derived, in part, from the historical financial statements of GemGroup and other available information and assumptions believed to be reasonable under the circumstances.

Note 3.  Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	2015			2014
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States (including Mexico)	$12,861	$-	$12,861	$3,160	$-	$3,160
France	887	3,503	4,390	644	3,597	4,241
Macau S.A.R., China	4,040	-	4,040	5,165	-	5,165
Total	$17,788	$3,503	$21,291	$8,969	$3,597	$12,566

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	2015			2014
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$2,727	$-	$2,727	$1,215	$-	$1,215
Bond mutual funds	776	-	776	2,382	-	2,382
Total marketable securities	$3,503	$-	$3,503	$3,597	$-	$3,597

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2015, one Macau S.A.R. casino customer, whose account is current, accounted for 33% of our accounts receivable balance. At December 31, 2014, one Macau S.A.R. casino customer, whose account has been paid in full, accounted for 30% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
2015	$302	$711	$(19)	$(4)	$990
2014	$114	$193	$(5)	$-	$302

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2015	2014
Raw materials	$7,653	$5,747
Work in progress	668	1,257
Finished goods	2,548	2,582
Total inventories	$10,869	$9,586

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows (in thousands):

	2015	2014
Current	$10,199	$9,063
Non-current	670	523
Total inventories	$10,869	$9,586

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2015	2014
Deposits	$478	$648
Income tax-related assets	135	1,284
Refundable value-added tax	818	395
Other, net	145	(54)
Total other current assets	$1,576	$2,273

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2015	2014
Land	$520	$1,784
Buildings and improvements	6,839	9,857
Equipment and furniture	26,912	26,026
Vehicles	403	368
Construction in progress	1,403	7
	36,077	38,042
Less accumulated depreciation	(21,975)	(22,955)
Property and equipment, net	$14,102	$15,087

Depreciation expense for the years ended December 31, 2015 and 2014 was $2,388,000 and $2,597,000, respectively. The $1.4 million of construction in progress is primarily related to the building expansion at our Blue Springs, Missouri facility. In addition, the decline in land, buildings and improvements is primarily related to the sale of our land and building in Las Vegas, Nevada.

Note 8. Goodwill and Intangible Assets

We have goodwill valued at $10,292,000 as of December 31, 2015 arising from the GemGroup Acquisition.

Intangible assets consist of the following at December 31 (in thousands):

	2015			2014
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,772	$(454)	$1,318	$1,772	$(327)	$1,445	10-15
Customer list	1,323	(245)	1,078	1,327	(107)	1,220	10-15
Patents	542	(520)	22	542	(503)	39	13-14
Other intangible assets	372	(285)	87	372	(282)	90	3-10
Total intangible assets	$4,009	$(1,504)	$2,505	$4,013	$(1,219)	$2,794

Amortization expense for intangible assets for the years ended December 31, 2015 and 2014 was $288,000 and $218,000, respectively.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Amortization
Year	Expense
2016	$273
2017	256
2018	241
2019	235
2020	235
Thereafter	1,265
Total	$2,505

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2015	2014
Accrued bonuses and commissions	$1,590	$604
Accrued salaries, wages, and related costs	1,308	977
Accrued vacation	906	894
Miscellaneous taxes	576	632
Accrued legal fees	550	18
Other	1,526	781
Total accrued liabilities	$6,456	$3,906

Note 10. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank (Lender) for a combined $15.0 million, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Term Loan will mature on June 26, 2022, and the Revolving Loan will mature on June 26, 2020.

The Company borrowed the full amount under the Term Loan and repaid its existing $10.0 million demand line of credit with HSBC Bank USA, National Association (HSBC) on June 26, 2015. Upon repayment of the $10.0 million demand line of credit with HSBC, all obligations, security interests, liens, and guarantees were released by HSBC. The Company has not drawn any funds under the Revolving Loan.

Interest on funds borrowed under the Term Loan and the Revolving Loan will be charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule.

Estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year	Long Term Debt
2016	$1,343
2017	1,376
2018	1,409
2019	1,444
2020	1,480
Thereafter	2,293
$9,345

The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00.

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

Operating lease expense for the years ended December 31, 2015 and 2014 was $841,000 and $749,000, respectively. In early 2016, we relocated to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. The lease term for the approximate 15,000 square feet building is seven years commencing on January 1, 2016. The monthly lease payments in year one are approximately $16,000 and incrementally increase to approximately $18,000 in year seven.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments (see Note 20. Related-Party Transactions) for the years ending December 31 (in thousands):

Minimum
Lease
Year	Payments
2016	$1,018
2017	842
2018	688
2019	270
2020	274
Thereafter	428
Total	$3,520

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

Employment Agreements

The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $789,000 as of December 31, 2015.

Note 12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive income consists of the following at December 31 (in thousands):

	2015	2014
Foreign currency translation	$(1,876)	$(322)
Unrealized gain on securities, net of tax	-	1
Total accumulated other comprehensive loss	$(1,876)	$(321)

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

The following table presents certain data by geographic area for the years ended December 31 (in thousands):

	2015		2014
Revenues
The Americas	$53,211	68.0%	$36,367	59.7%
Asia-Pacific	21,341	27.3%	21,410	35.1%
Europe and Africa	3,686	4.7%	3,195	5.2%
Total	$78,238	100.0%	$60,972	100.0%

The following table represents our net sales by product line for the years ended December 31 (in thousands):

	2015		2014

Casino currency without RFID	$17,762	22.8%	$14,511	23.8%
Casino currency with RFID	12,852	16.4%	14,315	23.5%
Total casino currency	30,614	39.2%	28,826	47.3%

Playing cards	24,171	30.9%	15,139	24.8%
Table accessories and other products	7,243	9.3%	3,303	5.4%
Table layouts	6,199	7.9%	5,352	8.8%
Dice	2,685	3.4%	2,452	4.0%
RFID solutions	2,186	2.8%	1,566	2.6%
Gaming furniture	1,990	2.5%	1,957	3.2%
Shipping	3,150	4.0%	2,377	3.9%
Total	$78,238	100.0%	$60,972	100.0%

In 2015, we had one Macau S.A.R casino customer that accounted for 10% of revenues. 2015 results include twelve months of GemGroup activity, and 2014 results include six months of GemGroup activity.The following table represents our property and equipment, net by geographic area at December 31 (in thousands):

	2015	2014
United States	$7,000	$8,199
France	3,544	3,699
Mexico	3,249	3,055
Macau S.A.R., China	309	134
Total	$14,102	$15,087

The following table represents our intangible assets, net by geographic area at December 31 (in thousands):

	2015	2014
United States	$2,006	$2,249
Macau S.A.R., China	497	535
France	2	10
Total	$2,505	$2,794

Note 14. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan (the Pension Plan) which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to the Pension Plan at December 31 (in thousands):

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$472	$472
Service cost	28	31
Interest cost	9	16
Actuarial loss	5	13
Benefits paid	(7)	-
Effect of foreign exchange rate changes	(49)	(60)
Benefit obligation at end of year	$458	$472

Change in plan assets:
Fair value of plan assets at beginning of year	$401	$466
Actual loss (return) on plan assets	2	(11)
Effect of foreign exchange rate changes	(41)	(54)
Fair value of plan assets at end of year	362	401
Funded status and accrued benefit cost	$(96)	$(71)

At December 31, 2015 and 2014, the accrued benefit cost of $96,000 and $71,000, respectively, was recognized in the consolidated balance sheet in other liabilities.

Pension Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2015	2014
Worldwide bond fund	$165	$186
Guaranteed equity fund	58	73
European equity fund	139	142
Fair value of plan assets at end of year	$362	$401

GPIC management is responsible for our investment strategy of growing Pension Plan assets, while maintaining a reasonable amount of risk over the long-term investment horizon. In order to reduce risk, Pension Plan assets are diversified across several classes of investments. We did not make any contribution to the Pension Plan in either 2015 or 2014.

The weighted-average assumptions used in the valuation of pension benefits are as follows as of December 31:

	2015	2014
Assumptions:
Discount rate	2.00%	2.00%
Rate of compensation increase	2.00%	2.00%

The accumulated benefit obligation was $370,000 and $377,000 as of December 31, 2015 and 2014, respectively.

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2015	2014
Service-cost benefits earned during the period	$28	$31
Interest expense on benefit obligation	9	16
Actual (return) loss on plan assets	(2)	11
Actuarial loss	5	13
Net pension expense	$40	$71

Projected benefit payments from the Pension Plan as of December 31, 2015 are estimated at $2,000 for 2016 through 2019, and an aggregate of $162,000 for 2020 through 2024.

We also sponsor a 401(k) plan for employees in the United States (the 401K Plan) who have worked for us for over six months and are 21 years of age or older. Company contributions to the 401K Plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the 401K Plan up to the lesser of the IRS annual limit or 15 percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the 401K Plan up to 4 percent of the participant’s wages. The Company contributions made to the 401K Plan for the years ended December 31, 2015 and 2014 were $110,000 and $75,000, respectively.

Note 15. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through December 31, 2015, we repurchased an aggregate of 282,922 shares of our common stock at a cost of $2.1 million, or a weighted-average price of $7.30 per share. No shares were repurchased during 2015 or 2014. As of December 31, 2015, 215,590 shares remain authorized for repurchase. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors. Repurchases have been and will be made in accordance with applicable securities laws in the open market, in privately-negotiated transactions, and/or pursuant to Rule 10b5-1 for trading plans.

Note 16. Stock Option Programs and Share-based Compensation Expense

We have one active stock option program which is the 1994 Directors’ Stock Option Plan, as amended (the Directors’ Plan). The Board of Directors extended the Directors’ Plan until January 31, 2019, subject to stockholder approval at the Company’s 2016 annual meeting of stockholders. We are also party to a Stock Option Agreement with Gregory S. Gronau (Gronau Agreement).

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

In 2008, the Board of Directors amended and the stockholders subsequently approved an amendment to the Directors’ Plan to: (i) increase the total number of shares of common stock for which options may be granted to 450,000, an increase of 100,000 shares; and (ii) include authorization by the Board of Directors to grant discretionary stock options covering up to 100,000 of the total 450,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2015 or 2014. In 2015, the Board of Directors resolved to extend the term of the Directors’ Plan to January 31, 2019, an extension of four (4) years, pending stockholder approval at the 2016 Annual Meeting of Stockholders.

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

The following is a summary of stock option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	358,500	$7.54
Granted	25,500	8.18
Outstanding at December 31, 2014	384,000	7.60
Granted	24,750	9.59
Expired	(3,500)	8.62
Exercised	(12,500)	6.97
Outstanding at December 31, 2015	392,750	$7.65	4.3	$782
Exercisable at December 31, 2015	377,250	$7.56	4.1	$782

For the year ended December 31, 2015, the total intrinsic value of options exercised was $87,000 and for the year ended December 31, 2014, there were no options exercised.

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

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the periods indicated.

Option valuation assumptions:	2015	2014
Dividend yield	3.0%	1.1%
Expected volatility	34.1%	40.3%
Risk-free interest rate	1.50%	1.65%
Expected term of options	5.6 yrs	5.6 yrs

Weighted-average fair value of options granted during the period	$3.09	$2.99

The following table summarizes our reported share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2015	2014
Share-based compensation	$77	$115
Estimated tax benefit	(28)	(41)
Total share-based compensation, net of tax benefit	$49	$74

Note 17. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2015	2014
Interest income	$12	$138
Interest expense	(248)	(127)
Gain on foreign currency transactions	38	214
Other income	25	2
Total other (expense) income, net	$(173)	$227

Note 18. Income Taxes

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2015	2014
Current:
U.S. Federal	$1,207	$-
U.S. State	251	23
Foreign	464	390
Total Current	1,922	413

Deferred:
U.S. Federal	673	(631)
U.S. State	(127)	(37)
Foreign	337	(6)
Total Deferred	883	(674)
Income tax provision (benefit)	$2,805	$(261)

Income (loss) before income taxes consisted of the following for the years ended December 31 (in thousands):

	2015	2014
Foreign	$5,067	$3,981
United States	4,669	(1,566)
Income before income taxes	$9,736	$2,415

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2015	2014
Computed expected income tax expense	34.0%	34.0%
State income taxes, net of federal benefits	1.7%	(0.7)%
Subpart F income adjustment	24.5%	8.6%
Foreign rate differential (excluding research credit)	(10.0)%	(26.2)%
Change in valuation allowance	(20.4)%	(13.9)%
French research and low wage credit	(2.3)%	(14.6)%
Other, net	1.3%	1.9%
Income tax expense	28.8%	(10.8)%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Tax credits	$1,602	$4,392
Property and equipment	497	893
Stock compensation	615	605
French deferred assets	279	345
Bad debt reserves and inventory	828	463
Operating loss carry forwards	7	36
Other	672	102
Total gross deferred tax assets	4,500	6,836
Less: valuation allowance	-	(2,024)
Total net deferred tax assets	4,500	4,812

Deferred tax liabilities:
Excess book basis in shares of GPI-SAS	1,603	1,503
French deferred liabilities	338	456
Intangible assets	379	111
Total deferred tax liabilities	2,320	2,070
Deferred tax assets, net	$2,180	$2,742

For our investment in GPI Asia, deferred taxes are not being provided on unrepatriated foreign earnings. These earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings from GPI Asia to finance U.S. operations. Except for the amount of the deemed dividend discussed below, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. As of December 31, 2015, the Company had zero unremitted earnings for GPI Asia.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2012 through 2015 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service and various states for GPIC and GPI USA, by the French Tax Administration for GPI SAS, and the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia. In 2015, the French Tax Administration started an examination of GPI SAS for tax years 2013 and 2012 that is on-going.

As of December 31, 2014, we had a valuation allowance of $2.0 million related to foreign tax credit carryovers. During the second quarter of 2015, the Company pledged all of the net assets of GPI Asia as collateral under the new Credit Agreement. Under Section 956 of the Internal Revenue Code, this pledge resulted in a deemed dividend from GPI Asia to the Company of approximately $7.3 million in 2015, subjecting that amount to U.S. taxation. The Company was able to offset the taxes payable on this deemed dividend with foreign tax credits equal to the taxes previously paid in Macau S.A.R. on the earnings deemed repatriated plus all of the foreign tax credit carryovers. As of December 31, 2015, we have $1.6 million in foreign tax credits, all of which are associated with future dividends from GPI SAS.

As of December 31, 2015, we have state net operating loss carryforwards of $0.1 million which will expire from 2017 through 2034. The utilization of these state net operating loss carryforwards depends upon apportionment percentages and state laws, which can change from year to year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows (in thousands):

	2015	2014
Balance at beginning of year	$-	$-
Increases related to current year tax positions	241	-
Reductions due to settlements with taxing authorities	-	-
Foreign currency translation	-	-
Balance at end of year	$241	$-

All of the liability as of December 31, 2015 would affect our effective tax rate if recognized and amounts of interest and penalties are not significant. The Company anticipates that the balance of the unrecognized tax benefits will be eliminated within the next twelve months.

Note 19. Earnings per Share (EPS)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2015	2014
Weighted-average number of common shares outstanding - basic	7,926	7,916
Potential dilution from equity grants	114	99
Weighted-average number of common shares outstanding - diluted	8,040	8,015

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the years ended December 31, 2015 and 2014 totaled to 46,500 and 49,500, respectively.

Note 20. Related-Party Transactions

We lease two manufacturing facilities totaling approximately 90,000 square feet located in San Luis Rio Colorado, Mexico from an entity controlled by the family of the General Manager of GPI Mexicana. The leased facilities are leased through December 2018 at a monthly rent amount of $0.31 per square foot, or approximately $28,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Based upon this evaluation, our CEO and CFO have concluded that, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of our CEO and CFO, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective. Management reviewed this assessment with the Audit Committee of our Board of Directors.

COSO updated the 1992 framework, which was released May 14, 2013, to Internal Control – Integrated Framework (Framework), and now considers the original framework superseded, although the SEC hasn’t provided a formal transition date. The Company is currently evaluating the impact of this updated Framework on its internal controls.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The sections labeled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2015) are incorporated herein by reference.

Item 11.  Executive Compensation

The section labeled “Executive Compensation” and the sub-sections labeled “Director Compensation Table” and “Non-Employee Director Compensation” of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2015) are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans

The sub-sections labeled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information” of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2015) are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as set forth in Note 20 to the Consolidated Financial Statements, we have no related-party transactions as defined by Item 404 of Regulation S-K.

The sub-section labeled “Board of Directors and Committees of the Board” of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2015) is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The sub-sections labeled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures” of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (to be filed within 120 days after our fiscal year end of December 31, 2015) are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)(3) and (c) Exhibits

No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed
2.01*	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, by and between Registrant and Etablissements Bourgogne et Grasset S.A., as amended by the First Amendment thereto, dated May 13, 2002		DEF 14A	000-23588	8/09/2002
2.02**	Stock Purchase Agreement, dated April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset S.A. listed on the signature pages thereto		DEF 14A	000-23588	8/09/2002
2.03***	Asset Purchase Agreement, dated July 1, 2014, among Registrant and GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent		8-K	000-23588	7/07/2014
3.01	Registrant's Amended and Restated Articles of Incorporation, as amended	X
3.02	Registrant's Amended and Restated Bylaws		8-K	000-23588	12/28/2007
4.01	Specimen Certificate for Registrant's Common Stock		10-K	000-23588	5/15/2007
10.01+	Registrant's 1994 Directors’ Stock Option Plan, as amended		DEF 14A	000-23588	4/09/2008
10.02+	Employment Agreement, dated October 28, 2008, between Gregory Gronau and Registrant		8-K	000-23588	10/28/2008
10.03+	Stock Option Agreement, dated May 6, 2009, between Gregory S. Gronau and Registrant		DEF 14A	000-23588	4/6/2009
10.04	Lease Agreement, dated December 16, 2008, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee		10-K	000-23588	3/30/2009
10.05	Lease Agreement dated January 1, 2014, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee	X
10.06	Demand Line of Credit Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.07	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.08	Security Agreement, dated June 26, 2014, by and between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.09	Unlimited Guaranty, dated June 26, 2014 by Registrant for the benefit of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.10	Credit Agreement, dated June 26, 2015, between Registrant and Nevada State Bank		8-K	000-23588	7/02/2015
10.11	Pledge and Security Agreement and Irrevocable Proxy, dated June 26, 2015, among Registrant and Gaming Partners International USA, Inc. and Nevada State Bank		8-K	000-23588	7/02/2015
10.12	Guaranty, dated June 26, 2015, by Gaming Partners International USA, Inc. and Gaming Partners International Asia Limited in favor of Nevada State Bank		8-K	000-23588	7/02/2015

21.01	List of Subsidiaries		10-K	000-23588	3/29/2011
23.01**	Consent of Moss Adams LLP	X
31.01**	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02**	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification of Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Government Gaming Regulation	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

+	Indicates a management contract or compensatory plan or arrangement
*	The schedules and exhibits to the Agreement and Plan of Exchange and Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
***	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: March 24, 2016	By:	/s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2016	By:	/s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 24, 2016	By:	/s/ Alain Thieffry Alain Thieffry Chief Financial Officer, and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2016	By:	/s/ Eric P. Endy Eric P. Endy Director

Date: March 24, 2016	By:	/s/ Martin A. Berkowitz Martin A. Berkowitz Director

Date: March 24, 2016	By:	/s/ Charles R. Henry Charles R. Henry Director

Date: March 24, 2016	By:	/s/ Robert J. Kelly Robert J. Kelly Director

Date: March 24, 2016	By:	/s/ Jean-Francois Lendais Jean-Francois Lendais Director