Form 10-Q
period 2016-03-31
Gaming Partners International CORP
filed 2016-05-10
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-23588

__________________________

GAMING PARTNERS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0310433
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3945 West Cheyenne Avenue,	89032
North Las Vegas, Nevada	(Zip Code)
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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 29, 2016, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$17,754	$17,788
Marketable securities	1,712	3,503
Accounts receivable, net	9,242	10,677
Inventories	11,148	10,199
Prepaid expenses	827	947
Deferred income tax assets	1,943	1,640
Other current assets	1,954	1,576
Total current assets	44,580	46,330
Property and equipment, net	14,431	14,102
Goodwill	10,292	10,292
Intangible assets, net	2,436	2,505
Deferred income tax assets	687	710
Inventories, non-current	688	670
Other assets, non-current	2,690	2,635
Total assets Total assets	$75,804	$77,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,404	$4,498
Accrued liabilities	5,194	6,456
Customer deposits and deferred revenue	3,261	2,080
Current portion of long-term debt	1,351	1,343
Income taxes payable	510	824
Total current liabilities	13,720	15,201
Long-term debt	7,665	8,002
Deferred income tax liabilities	168	170
Other liabilities, non-current	-	83
Total liabilities Total liabilities	21,553	23,456
Commitments and contingencies - see Note 8
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $.01 par value, 8,219,577 and 7,928,594 issued and outstanding, respectively, as of March 31, 2016, and December 31, 2015	82	82
Additional paid-in capital	20,031	20,033
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	37,732	37,812
Accumulated other comprehensive loss	(1,331)	(1,876)
Total stockholders' equity	54,251	53,788
Total liabilities and stockholders' equity	$75,804	$77,244

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$16,093	$18,656
Cost of revenues	12,125	12,332
Gross profit	3,968	6,324

Marketing and sales	1,525	1,800
General and administrative	2,173	2,416
Research and development	307	339
Operating (loss) income	(37)	1,769
Other (expense) income, net	(82)	35
(Loss) income before income taxes	(119)	1,804
Income tax benefit	(39)	(153)
Net (loss) income	$(80)	$1,957

(Loss) earnings per share:
Basic	$(0.01)	$0.25
Diluted	$(0.01)	$0.24
Weighted-average shares of common stock outstanding:
Basic	7,929	7,916
Diluted	7,929	8,025

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income	$(80)	$1,957
Other comprehensive income:
Foreign currency translation adjustment, net of tax	545	(1,621)
Total comprehensive income	$465	$336

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	1,957	-	1,957
Common stock options excercised	12,500	-	87	-	-	-	87
Stock compensation expense	-	-	15	-	-	-	15
Tax impact of stock options	-	-	3	-	-	-	3
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(1,621)	(1,621)
Balance, March 31, 2015	7,928,594	$82	$19,991	$(2,263)	$32,838	$(1,942)	$48,706

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net loss	-	-	-	-	(80)	-	(80)
Stock compensation expense	-	-	21	-	-	-	21
Tax impact of stock options	-	-	(23)	-	-	-	(23)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	545	545
Balance, March 31, 2016	7,928,594	$82	$20,031	$(2,263)	$37,732	$(1,331)	$54,251

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities
Net (loss) income	$(80)	$1,957
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	666	680
Amortization of intangible assets	70	77
Provision for bad debt	12	139
Deferred income taxes	(276)	(672)
Stock compensation expense	21	15
Tax impacts of stock options	(23)	3
Loss on sale or disposal of property and equipment	-	35
Gain on sale of marketable securities	(1)	(1)
Change in operating assets and liabilities:
Accounts receivable	1,434	1,072
Inventories	(837)	780
Prepaid expenses and other current assets	(219)	(495)
Other assets, non-current	10	63
Accounts payable	(1,127)	810
Accrued liabilities	(1,340)	122
Customer deposits and deferred revenue	1,086	(1,086)
Other current liabilities	13	(87)
Income taxes payable	(314)	462
Net cash (used in) provided by operating activities	(905)	3,874

Cash Flows from Investing Activities
Purchases of marketable securities	-	(6,759)
Proceeds from sale of marketable securities	1,880	4,508
Proceeds from sale of property and equipment	-	18
Capital expenditures	(851)	(174)
Net cash provided by (used in) investing activities	1,029	(2,407)

Cash Flows from Financing Activities
Principal payments on long-term debt	(330)	-
Proceeds from exercise of stock options	-	87
Net cash (used in) provided by financing activities	(330)	87
Effect of exchange rate changes on cash	172	(406)
Net (decrease) increase in cash and cash equivalents	(34)	1,148
Cash and cash equivalents, beginning of period	17,788	8,969
Cash and cash equivalents, end of period	$17,754	$10,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$63
Cash paid for income taxes, net of refunds	$435	$3

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$36	$47

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in North Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

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

Significant Accounting Policies

Basis of Consolidation and Presentation. The accompanying condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in the form prescribed by the Securities and Exchange Commission (SEC), and do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results and cash flows for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results for any other interim period or a full fiscal year.

Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 shall be effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. ASU 2016-08 comments on the effective date and transition of ASU 2014-09, stating public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application is permitted though in no case could the new guidance be applied before the original effective date. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

Note 2. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	March 31, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
United States (including Mexico)	$10,615	$-	$10,615	$12,861	$-	$12,861
France	3,385	1,712	5,097	887	3,503	4,390
Macau S.A.R., China	3,754	-	3,754	4,040	-	4,040
Total	$17,754	$1,712	$19,466	$17,788	$3,503	$21,291

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$1,703	$-	$1,703	$2,727	$-	$2,727
Bond mutual funds	9	-	9	776	-	776
Total marketable securities	$1,712	$-	$1,712	$3,503	$-	$3,503

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

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2016, one Macau S.A.R. casino customer, whose account is current, accounted for 26% of our accounts receivable balance. At December 31, 2015, a different Macau S.A.R. casino customer, whose account is current, accounted for 33% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision (Benefit)	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
March 31, 2016	$990	$12	$(36)	$1	$967
December 31, 2015	$302	$711	$(19)	$(4)	$990

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$7,893	$7,653
Work in progress	1,221	668
Finished goods	2,722	2,548
Total inventories	$11,836	$10,869

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2016	December 31, 2015
Current	$11,148	$10,199
Non-current	688	670
Total inventories	$11,836	$10,869

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$530	$520
Buildings and improvements	6,986	6,839
Equipment and furniture	27,921	26,912
Vehicles	412	403
Construction in progress	1,646	1,403
	37,495	36,077
Less accumulated depreciation	(23,064)	(21,975)
Property and equipment, net	$14,431	$14,102

Depreciation expense for the three months ended March 31, 2016 and 2015 was $666,000 and $680,000, respectively. The $1.6 million of construction in progress is primarily related to the building expansion at our Blue Springs, Missouri facility.

Note 6. Goodwill and Intangible Assets

We have goodwill valued at $10,292,000 as of March 31, 2016 and December 31, 2015.

Intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount
Trademarks	$1,772	$(485)	$1,287	$1,772	$(454)	$1,318
Customer list	1,324	(274)	1,050	1,323	(245)	1,078
Patents	542	(521)	21	542	(520)	22
Other intangible assets	372	(294)	78	372	(285)	87
Total intangible assets	$4,010	$(1,574)	$2,436	$4,009	$(1,504)	$2,505

Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 was $70,000 and $77,000, respectively.

Note 7. Debt

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

At March 31, 2016, estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year Ending	Long Term Debt
2016	$1,013
2017	1,376
2018	1,409
2019	1,444
2020	1,480
Thereafter	2,294
$9,016

The above description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy and the Guaranty, which are filed as Exhibits 10.1, 10.2, and 10.3 to Form 8-K filed with the SEC on July 2, 2015.

Note 8. Commitments and Contingencies

Operating Lease Commitments

The company has various operating leases that are used in the normal course of business. Our operating leases consist of buildings and equipment.

Beginning January 1, 2016, the Company has added a new lease for the relocated corporate headquarters of approximately $16,000 per month.

                At March 31, 2016, minimum lease payment obligations are as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2016	$740
2017	842
2018	688
2019	270
2020	274
Thereafter	428
Total	$3,242

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

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, and by component for the three months ended March 31, 2016, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2016	$(1,876)	$-	$(1,876)
Other comprehensive income	545	-	545
Balance at March 31, 2016	$(1,331)	$-	$(1,331)

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

The following tables present our net sales by geographic area (in thousands):

	Three Months Ended
	March 31,
	2016		2015
Revenues
The Americas	$12,294	76.4%	$12,304	65.9%
Asia-Pacific	2,761	17.2%	5,969	32.0%
Europe and Africa	1,038	6.4%	383	2.1%
Total	$16,093	100.0%	$18,656	100.0%

The following tables present our net sales by product line (in thousands):

	Three Months Ended
	March 31,
	2016		2015
Casino currency with RFID	$2,139	13.3%	$3,619	19.4%
Casino currency without RFID	2,808	17.4%	3,079	16.5%
Total casino currency	4,947	30.7%	6,698	35.9%

Playing cards	6,565	40.8%	5,773	30.9%
Table layouts	1,365	8.5%	1,694	9.1%
Table accessories and other products	1,367	8.5%	1,642	8.8%
Dice	638	4.0%	601	3.2%
Gaming furniture	408	2.5%	588	3.2%
RFID solutions	75	0.5%	860	4.6%
Shipping	728	4.5%	800	4.3%
Total	$16,093	100.0%	$18,656	100.0%

For the three months ended March 31, 2016, one casino customer accounted for 13% of revenues and for the three months ended March 31, 2015, a different customer accounted for 11% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

Property and equipment, net:	March 31, 2016	December 31, 2015
United States	$7,169	$7,000
France	3,628	3,544
Mexico	3,283	3,249
Asia	351	309
Total	$14,431	$14,102

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	March 31, 2016	December 31, 2015
United States	$1,948	$2,006
Asia	488	497
France	-	2
Total	$2,436	$2,505

Note 11. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted-average number of common shares outstanding - basic	7,929	7,916
Potential dilution from equity grants	-	109
Weighted-average number of common shares outstanding - diluted	7,929	8,025

Note 12. Subsequent Event

On April 22, 2016, the Company entered into a letter of intent to acquire the assets of Dolphin Products Limited (Dolphin) including fixed assets, raw materials and inventory, and intellectual property for an estimated cash purchase price of approximately $5.9 million, subject to physical inventory counts at closing. The purchase price will be paid out in installments over a 24-month period after closing. In addition, GPIC will make earn out payments to EGT over the next five years based on a varying percentage of net revenues on certain select sales to specific Asian-based casinos. Dolphin is a leading manufacturer and distributor of RFID and traditional gaming chips and plaques under the Dolphin® brand to major casinos in Asia and Australia. The transaction is expected to close in May 2016. GPI’s ongoing litigation matters against Dolphin shall be settled, pending the final closure of the transaction in May. For more information, see our Current Report on Form 8-K filed with the SEC on April 22, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition and should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

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

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. However, we continue to experience steady growth in our consumable products where it has become a larger percentage of our overall revenues. Our backlog, which reflects signed orders for the following twelve months, was as follows at March 31, 2016 and March 31, 2015 (in millions):

	GPI USA		GPI Asia		GPI SAS		Total
March 31, 2016	$ 11.1	million	$ 2.4	million	$ 0.9	million	$ 14.4	million
March 31, 2015	$ 6.6	million	$ 2.9	million	$ 0.4	million	$ 9.9	million

Outlook

The decline in the Asian gaming market has not yet hit bottom and remains unpredictable. While we anticipate continuing to win new business in the region, particularly in Macau, opening dates are being delayed and the size of initial orders are smaller than previously anticipated. We anticipate the increase in revenue from the impending acquisition of Dolphin to lessen the variability in our results from Asia. In the Americas, however, we have continued to experience steady growth in our consumable products, particularly playing cards, where it has become a larger percentage of our overall revenues. We expect this trend to continue, providing the Company with a more consistent revenue stream.

Financial and Operational Highlights

For the first quarter of 2016, our revenues were $16.1 million, a decrease of $2.6 million, or 13.7%, compared to revenues of $18.7 million for the same period of 2015. For the first quarter of 2016, our net loss was $0.1 million, a decrease of $2.1 million, or 104.1%, compared to net income of $2.0 million for the same period in 2015. The decrease in our results for the three months ended March 31, 2016 is primarily due to a decline in orders for casino openings/expansions, the postponement of significant orders to future quarters, and manufacturing capacity constraints in our playing card operation related to significant revenue growth.

GPI SAS uses the euro as its functional currency. At March 31, 2016 and December 31, 2015, the U.S. dollar to euro exchange rates were $1.14 and $1.09, respectively, which represents a 4.6% weaker dollar compared to the euro. The average exchange rates for the three months ended March 31, 2016 and 2015 were $1.10 and $1.13, respectively, which represents a 2.7% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At March 31, 2016 and December 31, 2015, the Mexican peso to U.S. dollar exchange rates were relatively unchanged at 17.26 and 17.21, respectively. The average exchange rates for the three months ended March 31, 2016 and 2015 were 18.04 pesos and 14.94 pesos to the U.S. dollar, respectively, which represents a 20.7% stronger dollar compared to the Mexican peso.

GPI Asia, our exclusive distributor for GPI USA and GPI SAS products in the Asia-Pacific region, and our table layout manufacturer in the Asia-Pacific region, uses the U.S. dollar as its functional currency. We believe the impact of the Macanese pataca to U.S. dollar exchange rate is immaterial because of the number of transactions using the local currency is minimal.

Other Matters

On April 22, 2016, the Company entered into a letter of intent to acquire the assets of Dolphin Products Limited (Dolphin) including fixed assets, raw materials and inventory, and intellectual property for an estimated cash purchase price of approximately $5.9 million, subject to physical inventory counts at closing. The purchase price will be paid out in installments over a 24-month period after closing. In addition, GPIC will make earn out payments to EGT over the next five years based on a varying percentage of net revenues on certain select sales to specific Asian-based casinos. Dolphin is a leading manufacturer and distributor of RFID and traditional gaming chips and plaques under the Dolphin® brand to major casinos in Asia and Australia. The transaction is expected to close in May 2016. GPI’s ongoing litigation matters against Dolphin shall be settled, pending the final closure of the transaction in May. For more information, see our Current Report on Form 8-K filed with the SEC on April 22, 2016.

On February 24, 2016, the Company entered into a construction contract with Miller Staunch Construction Co., Inc. (the Contractor) to expand its Blue Springs, Missouri manufacturing facility. The Blue Springs expansion is expected to be completed before the end of the 2016 third quarter at a fixed price of $2.2 million, subject to any additions or deductions agreed to by the Company and the Contractor. The Company expects to fully fund the construction of the Blue Springs expansion with available cash and cash flow from operations.

On December 30, 2015, the Company sold its building and land in Las Vegas, Nevada to an unrelated third party for $3.95 million in cash. In early 2016, the Company relocated its central operations to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. The lease term for the building (approximately 15,000 square feet) is seven years commencing on January 1, 2016.

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. See Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Notes to Financial Statements – Note 7. Debt.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements included in this report, while unaudited, have been prepared in accordance with U.S. GAAP. Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following tables summarize selected items from our condensed consolidated statements of operations (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2016		2015		Change
Revenues	$16,093	100.0%	$18,656	100.0%	$(2,563)	(13.7)%
Cost of revenues	12,125	75.3%	12,332	66.1%	(207)	(1.7)%
Gross profit	3,968	24.7%	6,324	33.9%	(2,356)	(37.2)%
Selling, administrative, and research and development	4,005	24.9%	4,555	24.4%	(550)	(12.1)%
Operating (loss) income	(37)	(0.2)%	1,769	9.5%	(1,806)	(102.1)%
Other (expense) income, net	(82)	(0.5)%	35	0.2%	(117)	(334.3)%
(Loss) income before income taxes	(119)	(0.7)%	1,804	9.7%	(1,923)	(106.6)%
Income tax benefit	(39)	(0.2)%	(153)	(0.8)%	114	74.5%
Net (loss) income	$(80)	(0.5)%	$1,957	10.5%	$(2,037)	(104.1)%

The following tables present certain data by geographic area (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2016		2015		Change
Revenues
The Americas	$12,294	76.4%	$12,304	65.9%	$(10)	(0.1%)
Asia-Pacific	2,761	17.2%	5,969	32.0%	(3,208)	(53.7%)
Europe and Africa	1,038	6.4%	383	2.1%	655	171.0%
Total	$16,093	100.0%	$18,656	100.0%	$(2,563)	(13.7%)

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2016		2015		Change
Casino currency with RFID	$2,139	13.3%	$3,619	19.4%	$(1,480)	(40.9%)
Casino currency without RFID	2,808	17.4%	3,079	16.5%	(271)	(8.8%)
Total casino currency	4,947	30.7%	6,698	35.9%	(1,751)	(26.1%)

Playing cards	6,565	40.8%	5,773	30.9%	792	13.7%
Table layouts	1,365	8.5%	1,694	9.1%	(329)	(19.4%)
Table accessories and other products	1,367	8.5%	1,642	8.8%	(275)	(16.7%)
Dice	638	4.0%	601	3.2%	37	6.2%
Gaming furniture	408	2.5%	588	3.2%	(180)	(30.6%)
RFID solutions	75	0.5%	860	4.6%	(785)	(91.3%)
Shipping	728	4.5%	800	4.3%	(72)	(9.0%)
Total	$16,093	100.0%	$18,656	100.0%	$(2,563)	(13.7%)

Comparison of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues. For the three months ended March 31, 2016, our revenues were $16.1 million, a decrease of $2.6 million, or 13.7%, compared to revenues of $18.7 million for the same period in 2015. The decrease in our results for the three months ended March 31, 2016 is primarily due to a decline in orders for casino openings/expansions, and the postponement of significant orders to future quarters. There was also a significant change in product mix in the quarter, with sales of playing cards accounting for more than 40% of revenue, up ten percentage points from a year ago. The completion of the integration of the Gemaco acquisition into our sales and production capabilities has substantially increased our presence in the casino card marketplace.

Cost of Revenues. For the three months ended March 31, 2016, cost of revenues was $12.1 million, a decrease of $0.2 million when compared to the same period in 2015. As a percentage of revenues, our cost of revenues increased to 75.3% in 2016 compared to 66.1% in 2015. The increase in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below. In addition, we experienced some capacity constraints in our playing card manufacturing area, where success in sales required production beyond full capacity. Scrap rates for the quarter grew as we continued to meet customer demands.

Gross Profit. For the three months ended March 31, 2016, gross profit was $4.0 million, a decrease of $2.3 million, or 37.2%, compared to gross profit of $6.3 million for the same period in 2015. As a percentage of revenues, our gross profit decreased to 24.7% from 33.9%. The decrease is primarily attributable to the following factors. First, the change in sales mix from higher margin RFID casino currency products to lower margin non-RFID casino currency products and playing cards. Second, the playing card manufacturing issues discussed above. And last, lower overall revenues resulted in fixed manufacturing costs being allocated over lower production volumes.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2016		2015		Change
Marketing and sales	$1,525	9.5%	$1,800	9.6%	$(275)	(15.3%)
General and administrative	2,173	13.5%	2,416	13.0%	(243)	(10.0%)
Research and development	307	1.9%	339	1.8%	(32)	(9.4%)
Total selling, administrative, and research and development	$4,005	24.9%	$4,555	24.4%	$(550)	(12.1%)

For the three months ended March 31, 2016, selling, administrative, and research and development expenses were $4.0 million, a decrease of $0.6 million, or 12.1%, compared to selling, administrative, and research and development expenses of $4.6 million during the same period in 2015. Selling, administrative, and research and development expenses slightly increased as a percent of revenue to 24.9% in the first three months of 2016 from 24.4% in the same period in 2015.

Marketing and sales expenses decreased by $0.3 million during the first quarter of 2016, compared to the same period in 2015 which is primarily due to a decrease in compensation as a result of staff turnover.

General and administrative expenses decreased by $0.3 million during the first quarter of 2016, compared to the same period in 2015 which is primarily due to a decrease in compensation as a result of staff turnover.

Research and development expenses remained relatively unchanged in the first quarter of 2016 compared to the same period in 2015.

Other Income and (Expense), net. The following tables present other income and (expense), net items (in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2016		2015		Change
Interest income	$5	0.0%	$5	0.0%	$(0)	(0.0%)
Interest expense	(63)	(0.4%)	(63)	(0.3%)	0	0.0%
(Loss) gain on foreign currency transactions	(27)	(0.2%)	89	0.5%	(116)	(130.3%)
Other income, net	3	0.0%	4	0.0%	(1)	(25.0)%
Total other (expense) income, net	$(82)	(0.6%)	$35	0.2%	$(117)	(334.3%)

Income Taxes. Our effective income tax rate for the three months ended March 31, 2016 and 2015 was 32.8% and (8.5%), respectively. Our effective tax rate for the three months ended March 31, 2016 was favorably affected by the foreign rate differential on income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS; partially offset by the current year tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment.

Our effective tax rate for the three months ended March 31, 2015 was favorably affected by the release of valuation allowance related to foreign tax credits, the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by our Subpart F income adjustment. Without the decrease in the valuation allowance related to foreign tax credits, our effective tax rate for the three months ended March 31, 2015 would have been 24.4%.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2015, we reported unrecognized tax benefits related to the French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012. As of March 31, 2016, there was no change to the unrecognized tax benefits reported at December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Company borrowed the full amount under the Term Loan and has not drawn any funds under the Revolving Loan.

Interest on funds borrowed under the Term Loan and the Revolving Loan will be charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule. The Credit Agreement is guaranteed by GPIC and its GPI USA and GPI Asia subsidiaries.

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

At March 31, 2016, we had $17.8 million in cash and cash equivalents and $1.7 million in marketable securities, totaling $19.5 million. Of this amount, $10.6 million is held by GPI USA, $5.1 million is held by GPI SAS, and $3.8 million is held by GPI Asia. Of those amounts held outside of the United States, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia could be repatriated tax free due to the deemed dividend from GPI Asia. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (all in thousands), and our current ratio:

	March 31,	December 31,	Period-to-Period
	2016	2015	Change
Cash and cash equivalents	$17,754	$17,788	$(34)	(0.2)%
Marketable securities	1,712	3,503	(1,791)	(51.1)%
Working capital	30,860	31,129	(269)	(0.9)%
Current ratio	3.2	3.0

At March 31, 2016, working capital totaled $30.9 million, a decrease of $0.3 million when compared to working capital of $31.1 million at December 31, 2015.

Cash Flows. The following summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change

Operating activities	$(905)	$3,874	$(4,779)	(123.4%)
Investing activities	1,029	(2,407)	3,436	142.8%
Financing activities	(330)	87	(417)	(479.3%)
Effect of exchange rates	172	(406)	578	142.4%
Net change	$(34)	$1,148	$(1,182)	(103.0%)

The decrease in cash flows used in operating activities was primarily caused by a decrease in net income, a decrease in liabilities, and an increase in assets.

The increase in cash flows provided by investing activities was primarily due to an increase in proceeds from the sale of marketable securities partially offset by an increase in capital expenditures.

The decrease in cash flows used in financing activities was primarily due to an increase in principal payments on long-term debt.

Capital Expenditures. We intend to purchase approximately $7.3 million in property, plant, and equipment during the remainder of 2016. This is primarily related to the building expansion at our Blue Springs, Missouri facility. In the first quarter of 2016, we purchased $0.9 million of property, plant, and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At March 31, 2016, our backlog of signed orders for the following twelve months was $14.4 million, consisting of $11.1 million for GPI USA, $2.4 million for GPI Asia, and $0.9 million for GPI SAS. At March 31, 2015, our backlog of signed orders for 2015 was $9.9 million, consisting of $6.6 million for GPI USA, $2.9 million for GPI Asia, and $0.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On February 24, 2016, the Company entered into a construction contract with Miller Staunch Construction Co., Inc. (the Contractor) to expand its Blue Springs, Missouri manufacturing facility. The Blue Springs expansion is expected to be completed before the end of the 2016 third quarter at a fixed price of $2.2 million, subject to any additions or deductions agreed to by the Company and the Contractor. The Company expects to fully fund the construction of the Blue Springs expansion with available cash and cash flow from operations.

In early 2016, the Company relocated its central operations to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. The lease term for the building (approximately 15,000 square feet) is seven years commencing on January 1, 2016 for approximately $16,000 per month.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No common shares were repurchased by the Company in the first quarter of 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Binding Letter of Intent to DOLPHIN Products Limited

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 10, 2016	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board