Form 10-Q
period 2016-06-30
Gaming Partners International CORP
filed 2016-08-11
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 28, 2016, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$11,026	$17,788
Marketable securities	1,674	3,503
Accounts receivable, net	11,591	10,677
Inventories	13,402	10,199
Prepaid expenses	726	947
Deferred income tax assets	2,085	1,640
Other current assets	2,708	1,576
Total current assets	43,212	46,330
Property and equipment, net	21,805	14,102
Goodwill	10,292	10,292
Intangible assets, net	2,368	2,505
Deferred income tax assets	644	710
Inventories, non-current	898	670
Other assets, non-current	2,642	2,635
Total assets Total assets	$81,861	$77,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,619	$4,498
Accrued liabilities	6,154	6,456
Customer deposits and deferred revenue	5,101	2,080
Current portion of long-term debt	1,359	1,343
Income taxes payable	1,107	824
Total current liabilities	17,340	15,201
Long-term debt	7,325	8,002
Deferred income tax liabilities	107	170
Other liabilities, non-current	1,076	83
Total liabilities Total liabilities	25,848	23,456
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,219,577 shares issued and 7,928,594 shares outstanding	82	82
Additional paid-in capital	20,009	20,033
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	39,809	37,812
Accumulated other comprehensive loss	(1,624)	(1,876)
Total stockholders' equity	56,013	53,788
Total liabilities and stockholders' equity	$81,861	$77,244

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$20,344	$16,249	$36,437	$34,905
Cost of revenues	13,027	11,615	25,152	23,947
Gross profit	7,317	4,634	11,285	10,958

Marketing and sales	1,573	1,384	3,098	3,184
General and administrative	2,519	2,466	4,692	4,882
Research and development	352	311	659	650
Operating income	2,873	473	2,836	2,242
Other income (expense), net	7	(103)	(75)	(68)
Income before income taxes	2,880	370	2,761	2,174
Income tax provision	803	511	764	358
Net income (loss)	$2,077	$(141)	$1,997	$1,816

Earnings per share:
Basic	$0.26	$(0.02)	$0.25	$0.23
Diluted	$0.26	$(0.02)	$0.25	$0.23
Weighted-average shares of common stock outstanding:
Basic	7,929	7,929	7,929	7,922
Diluted	8,037	7,929	8,038	8,035

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$2,077	$(141)	$1,997	$1,816
Other comprehensive (loss) income:
Foreign currency translation adjustment	(293)	301	252	(1,320)
Other comprehensive (loss) income	(293)	301	252	(1,320)
Total comprehensive income	$1,784	$160	$2,249	$496

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional Paid-In	Treasury	Retained	Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	1,816	-	1,816
Common stock options exercised	12,500	-	87	-	-	-	87
Stock compensation expense	-	-	38	-	-	-	38
Tax impact of stock options	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	-	(1,320)	(1,320)
Balance, June 30, 2015	7,928,594	$82	$20,014	$(2,263)	$32,697	$(1,641)	$48,889

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	1,997	-	1,997
Stock compensation expense	-	-	43	-	-	-	43
Tax impact of stock options	-	-	(67)	-	-	-	(67)
Foreign currency translation adjustment	-	-	-	-	-	252	252
Balance, June 30, 2016	7,928,594	$82	$20,009	$(2,263)	$39,809	$(1,624)	$56,013

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net income	$1,997	$1,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,329	1,317
Amortization of intangible assets	138	149
Provision for bad debt	115	533
Deferred income taxes	(445)	(1,107)
Stock compensation expense	43	38
Tax impact of stock options	(67)	3
Gain on sale or disposal of property, plant and equipment	-	(26)
Gain on sale of marketable securities	(1)	(2)
Change in operating assets and liabilities:
Accounts receivable	(1,027)	2,157
Inventories	(3,379)	(691)
Prepaid expenses and other current assets	(890)	(647)
Non-current other assets	21	110
Accounts payable	(950)	929
Accrued liabilities	(1,700)	190
Customer deposits and deferred revenue	3,019	3,323
Income taxes payable	283	1,072
Net cash (used in) provided by operating activities	(1,514)	9,164

Cash Flows from Investing Activities
Purchases of marketable securities	-	(6,252)
Proceeds from sale of marketable securities	1,903	3,797
Proceeds from sale of property and equipment	-	31
Capital expenditures	(6,568)	(790)
Net cash used in investing activities	(4,665)	(3,214)

Cash Flows from Financing Activities
Cash paid for demand line of credit	-	(10,000)
Proceeds from debt obligation	-	10,000
Principal payments on long-term debt	(662)	-
Proceeds from exercise of stock options	-	87
Net cash (used in) provided by financing activities	(662)	87
Effect of exchange rate changes on cash	79	(381)
Net (decrease) increase in cash and cash equivalents	(6,762)	5,656
Cash and cash equivalents, beginning of period	17,788	8,969
Cash and cash equivalents, end of period	$11,026	$14,625

Supplemental disclosures of cash flow information
Cash paid for interest	$123	$124
Cash paid for income taxes, net of refunds	$1,038	$280

Supplemental disclosures of non-cash investing and financing activities
Property, plant, and equipment acquired through accounts payable	$2,400	$46

See notes to unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in North Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, roulette wheels, and radio frequency identification (RFID) readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

The Company has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder of our products is either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

Significant Accounting Policies

Basis of Consolidation and Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in the form prescribed by the Securities and Exchange Commission (SEC), and do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results and cash flows for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results for any other interim period or a full fiscal year.

Recently Issued Accounting Standards.

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue from Contracts with Customers (Topic 606), amending the new revenue recognition standard that it issued in 2014. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. The ASU becomes effective concurrently with ASU 2014-09.

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

Note 2. Dolphin asset acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The Company closed on the acquisition on May 11, 2016. The purchased assets comprised mostly of equipment and inventory.

The acquisition was treated as an asset acquisition. The total cost of the acquisition is $7.1 million, with $4.0 million paid at closing, $0.5 million paid in August of 2016, $0.4 million of acquisition related cost and $1.1 million to be paid on each of the first two anniversaries of the closing. The acquisition cost has been allocated as follows (in thousands):

Assets acquired
Property and equipment	$5,438
Inventory	1,644

Total acquired	$7,082

In connection with the acquisition, the Company and EGT settled and released each other from all claims related to the civil actions initiated by the Company against Dolphin in the High Court of the Hong Kong Special Administrative Region in December 2015, as described further in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings (in thousands):

	June 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Macau S.A.R., China	$5,602	$-	$5,602	$4,040	$-	$4,040
France	2,729	1,674	4,403	887	3,503	4,390
United States (including Mexico)	2,695	-	2,695	12,861	-	12,861
Total	$11,026	$1,674	$12,700	$17,788	$3,503	$21,291

Available-for-sale marketable securities consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	June 30, 2016			December 31, 2015
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$1,666	$-	$1,666	$2,727	$-	$2,727
Bond mutual funds	8	-	8	776	-	776
Total marketable securities	$1,674	$-	$1,674	$3,503	$-	$3,503

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At June 30, 2016, and December 31, 2015, the same Macau S.A.R. casino customer, accounted for 24% and 33%, respectively, of our accounts receivable balance.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$9,012	$7,653
Work in progress	2,453	668
Finished goods	2,835	2,548
Total inventories	$14,300	$10,869

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2016	December 31, 2015
Current	$13,402	$10,199
Non-current	898	670
Total inventories	$14,300	$10,869

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$649	$520
Buildings and improvements	7,230	6,839
Equipment and furniture	32,675	26,912
Vehicles	410	403
Construction in progress	3,489	1,403
	44,453	36,077
Less accumulated depreciation	(22,648)	(21,975)
Property and equipment, net	$21,805	$14,102

Depreciation expense for the three months ended June 30, 2016 and 2015 was $661,000 and $637,000, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $1,329,000 and $1,317,000, respectively.

Note 7. Goodwill and Intangible Assets

We had goodwill valued at $10,292,000 as of June 30, 2016 and December 31, 2015.

Intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Trademarks	$1,772	$(516)	$1,256	$1,772	(454)	$1,318
Customer list	1,323	(299)	1,024	1,323	(245)	1,078
Patents	542	(523)	19	542	(520)	22
Other intangible assets	372	(303)	69	372	(285)	87
Total intangible assets	$4,009	$(1,641)	$2,368	$4,009	$(1,504)	$2,505

Amortization expense for intangible assets for the three months ended June 30, 2016 and 2015 was $68,000 and $72,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2016 and 2015 was $138,000 and $149,000, respectively.

Note 8. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Company borrowed the full amount under the Term Loan and has not drawn on funds under the Revolving Loan. The Term Loan will mature on June 26, 2022, and the Revolving Loan will mature on June 26, 2020.

Interest on funds borrowed under the Term Loan and the Revolving Loan are charged at a rate per annum equal to LIBOR plus 2.25%. The Term Loan has a straight-line seven year amortization schedule.

At June 30, 2016, estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year Ending	Long-term Debt
2016 (remaining 6 months)	$681
2017	1,376
2018	1,409
2019	1,444
2020	1,480
Thereafter	2,294
Total	$8,684

The above description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy and the Guaranty, which are filed as Exhibits 10.1, 10.2, and 10.3 to Form 8-K filed with the SEC on July 2, 2015.

Note 9. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases related primarily to equipment and manufacturing and office space.

On January 1, 2016, the Company commenced payments on a lease for its new corporate headquarters with payments of approximately $16,000 per month.

At June 30, 2016, minimum lease payment obligations are as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2016	$522
2017	906
2018	714
2019	287
2020	274
Thereafter	428
Total	$3,131

Legal Proceedings and Contingencies

From time to time we are engaged in disputes and claims that arose in the normal course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations, but the outcome of these actions is inherently difficult to predict. There can be no assurance that we will prevail in any such litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred. See also the discussion at Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, and by component were as follows (in thousands):

	Three Months Ended
	June 30, 2016
	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at March 31, 2016	$(1,331)	$-	$(1,331)
Other comprehensive loss	(293)	-	(293)
Balance at June 30, 2016	$(1,624)	$-	$(1,624)

	Six Months Ended
	June 30, 2016
	Foreign Currency Translation	Unrealized Gains on Securities	Total
Balance at January 1, 2016	$(1,876)	$-	$(1,876)
Other comprehensive income	252	-	252
Balance at June 30, 2016	$(1,624)	$-	$(1,624)

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

The following tables present our net sales by geographic area (dollars in thousands):

	Three Months Ended
	June 30,
	2016		2015
Revenues
The Americas	$16,200	79.6%	$13,284	60.9%
Asia-Pacific	2,596	12.8%	2,235	34.1%
Europe and Africa	1,548	7.6%	730	5.0%
Total	$20,344	100.0%	$16,249	100.0%

	Six Months Ended
	June 30,
	2016		2015
Revenues
The Americas	$28,494	78.2%	$25,588	59.8%
Asia-Pacific	5,357	14.7%	8,204	35.1%
Europe and Africa	2,586	7.1%	1,113	5.1%
Total	$36,437	100.0%	$34,905	100.0%

The following tables present our net sales by product line (dollars in thousands):

	Three Months Ended
	June 30,
	2016		2015

Casino currency without RFID	$5,671	27.9%	$3,547	21.8%
Casino currency with RFID	1,386	6.8%	1,038	6.4%
Total casino currency	7,057	34.7%	4,585	28.2%

Playing cards	6,481	31.9%	5,852	36.0%
Table accessories and other products	1,786	8.8%	1,926	11.9%
RFID solutions	1,450	7.1%	594	3.7%
Table layouts	1,351	6.6%	1,430	8.8%
Dice	791	3.9%	736	4.5%
Gaming furniture	629	3.1%	376	2.3%
Shipping	799	3.9%	750	4.6%
Total	$20,344	100.0%	$16,249	100.0%

	Six Months Ended
	June 30,
	2016		2015

Casino currency without RFID	$8,479	23.3%	$6,626	19.0%
Casino currency with RFID	3,525	9.7%	4,657	13.3%
Total casino currency	12,004	33.0%	11,283	32.3%

Playing cards	13,046	35.8%	11,627	33.3%
Table accessories and other products	3,153	8.6%	3,568	10.2%
Table layouts	2,716	7.5%	3,124	9.0%
RFID solutions	1,525	4.2%	1,454	4.2%
Dice	1,429	3.9%	1,336	3.8%
Gaming furniture	1,037	2.8%	964	2.8%
Shipping	1,527	4.2%	1,549	4.4%
Total	$36,437	100.0%	$34,905	100.0%

For the six month periods ended June 30, 2016, and June 30, 2015, no customer accounted for more than 10% of the Company’s revenues.

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2016	December 31, 2015
United States	$9,423	$7,000
Mexico	6,887	3,249
France	5,159	3,544
Asia	336	309
Total	$21,805	$14,102

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	June 30, 2016	December 31, 2015
United States	$1,889	$2,006
Asia	479	497
France	-	2
Total	$2,368	$2,505

Note 12. Earnings per Share

Shares used to compute basic and diluted earnings per share from operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average number of common shares outstanding - basic	7,929	7,929	7,929	7,922
Potential dilution from equity grants	108	-	109	113
Weighted-average number of common shares outstanding - diluted	8,037	7,929	8,038	8,035

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Outstanding anti-dilutive options	41	31	39	36

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our consolidated results of operations and our present financial condition and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and the other financial information included in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

For a more extensive overview and information on our products, as well as general information, see Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016.

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

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. However, we continue to experience steady growth in our consumable products which now represent a significant percentage of our overall revenues. Our backlog, which reflects signed orders for the following twelve months, was as follows at June 30, 2016 and June 30, 2015 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
June 30, 2016	$9.6 million	$13.1 million	$0.1 million	$22.8 million
June 30, 2015	$5.7 million	$9.1 million	$0.9 million	$15.7 million

Outlook

The acquisition of Dolphin’s assets strengthened our market position in the important Asian market. With this acquisition, our prospects in this region are very strong, both this year and beyond. While our backlog in Asia is strong with a number of casinos slated to open this year and in 2017, there is some uncertainty arising from Macau regulators’ decisions on the timing of casino openings and the number of tables allotted to each new casinos that could impact when we recognize revenue and how much revenue is recognized.

In the Americas, we have continued to experience steady growth in our consumable products, particularly playing cards. This has the promise of continuing to provide the Company with a more consistent and predictable revenue stream. We have experienced operational challenges associated with the rapid growth in playing card sales that we are mitigating with expanded facilities and new equipment.

Financial and Operational Highlights

For the second quarter of 2016, our revenues were $20.3 million, an increase of $4.1 million, or 25.2%, compared to revenues of $16.2 million for the same period of 2015. For the second quarter of 2016, our net income was $2.1 million, an increase of $2.2 million compared to a net loss of $0.1 million for the same period in 2015. The increase in our net income for the three months ended June 30, 2016 is primarily due to an increase in casino currency sales in the United States and an increase in sales of RFID solutions in Asia.

For the first six months of 2016, our revenues were $36.4 million, an increase of $1.5 million, or 4.4%, compared to revenues of $34.9 million for the same period of 2015. For the first six months of 2016, our net income was $2.0 million, compared to net income of $1.8 million for the same period of 2015. The increase in net income is primarily due to an increase in casino currency sales in the United States and in Europe and Africa, offset partially by a decline in casino currency sales in the Asia Pacific region.

Other Matters

See the discussion under “Contractual Obligations and Commercial Commitments” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, while unaudited, have been prepared in accordance with U.S. GAAP. Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying unaudited condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated statements of operations (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Revenues	$20,344	100.0%	$16,249	100.0%	$4,095	25.2%
Cost of revenues	13,027	64.0%	11,615	71.5%	1,412	12.2%
Gross profit	7,317	36.0%	4,634	28.5%	2,683	57.9%
Selling, administrative, and research and development	4,444	21.8%	4,161	25.6%	283	6.8%
Operating income	2,873	14.2%	473	2.9%	2,400	507.4%
Other income (expense), net	7	0.0%	(103)	(0.6)%	110	(106.8)%
Income before income taxes	2,880	14.2%	370	2.3%	2,510	678.4%
Income tax provision	803	3.9%	511	3.1%	292	(57.1)%
Net income	$2,077	10.3%	$(141)	(0.8)%	$2,218	(1,573.0)%

	Six Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Revenues	$36,437	100.0%	$34,905	100.0%	$1,532	4.4%
Cost of revenues	25,152	69.0%	23,947	68.6%	1,205	5.0%
Gross profit	11,285	31.0%	10,958	31.4%	327	3.0%
Selling, administrative, and research and development	8,449	23.2%	8,716	25.0%	(267)	(3.1)%
Operating income	2,836	7.8%	2,242	6.4%	594	26.5%
Other income (expense), net	(75)	(0.2)%	(68)	(0.2)%	(7)	10.3%
Income before income taxes	2,761	7.6%	2,174	6.2%	587	27.0%
Income tax provision	764	2.1%	358	1.0%	406	113.4%
Net income	$1,997	5.5%	$1,816	5.2%	$181	10.0%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Revenues
The Americas	$16,200	79.6%	$13,284	60.9%	$2,916	22.0%
Asia-Pacific	2,596	12.8%	2,235	34.1%	361	16.2%
Europe and Africa	1,548	7.6%	730	5.0%	818	112.1%
Total	$20,344	100.0%	$16,249	100.0%	$4,095	25.2%

	Six Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Revenues
The Americas	$28,494	78.2%	$25,588	59.8%	$2,906	11.4%
Asia-Pacific	5,357	14.7%	8,204	35.1%	(2,847)	(34.7)%
Europe and Africa	2,586	7.1%	1,113	5.1%	1,473	132.3%
Total	$36,437	100.0%	$34,905	100.0%	$1,532	4.4%

The following tables present our revenues by product line (in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2016		2015		Change

Casino currency without RFID	$5,671	27.9%	$3,547	21.8%	$2,124	59.9%
Casino currency with RFID	1,386	6.8%	1,038	6.4%	348	33.5%
Total casino currency	7,057	34.7%	4,585	28.2%	2,472	53.9%

Playing cards	6,481	31.9%	5,852	36.0%	629	10.7%
Table accessories and other products	1,786	8.8%	1,926	11.9%	(140)	(7.3)%
RFID solutions	1,450	7.1%	594	3.7%	856	144.1%
Table layouts	1,351	6.6%	1,430	8.8%	(79)	(5.5)%
Dice	791	3.9%	736	4.5%	55	7.5%
Gaming furniture	629	3.1%	376	2.3%	253	67.3%
Shipping	799	3.9%	750	4.6%	49	6.5%
Total	$20,344	100.0%	$16,249	100.0%	$4,095	25.2%

	Six Months Ended
	June 30,				Period-to-Period
	2016		2015		Change

Casino currency without RFID	$8,479	23.3%	$6,626	19.0%	$1,853	28.0%
Casino currency with RFID	3,525	9.7%	4,657	13.3%	(1,132)	(24.3)%
Total casino currency	12,004	33.0%	11,283	32.3%	721	6.4%

Playing cards	13,046	35.8%	11,627	33.3%	1,419	12.2%
Table accessories and other products	3,153	8.6%	3,568	10.2%	(415)	(11.6)%
Table layouts	2,716	7.5%	3,124	9.0%	(408)	(13.1)%
RFID solutions	1,525	4.2%	1,454	4.2%	71	4.9%
Dice	1,429	3.9%	1,336	3.8%	93	7.0%
Gaming furniture	1,037	2.8%	964	2.8%	73	7.6%
Shipping	1,527	4.2%	1,549	4.4%	(22)	(1.4)%
Total	$36,437	100.0%	$34,905	100.0%	$1,532	4.4%

Comparison of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues. For the three months ended June 30, 2016, our revenues were $20.3 million, an increase of $4.1 million, or 25.2%, compared to revenues of $16.2 million for the same period of 2015. The increase was primarily due to an increase in the Casino currency, RFID solutions and Playing cards product lines.

For the six months ended June 30, 2016, our revenues were $36.4 million, an increase of $1.5 million, or 4.4%, compared to revenues of $34.9 million for the same period of 2015. The increase in revenues was primarily attributable to an increase in revenue from both the Casino currency and Playing cards product lines, offset by a decrease in the Table accessories and the Table layouts product lines.

Cost of Revenues. For the three months ended June 30, 2016, cost of revenues was $13.0 million, an increase of $1.4 million, or 12.2%, compared to cost of revenues of $11.6 million for the same period in 2015. As a percentage of revenues, our cost of revenues decreased to 64.0% in 2016 compared to 71.5% in 2015. The decreased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

For the six months ended June 30, 2016, cost of revenues was $25.2 million, an increase of $1.2 million, or 5.0%, compared to cost of revenues of $24.0 million for the same period in 2015. As a percentage of revenues, our cost of revenues increased to 69.0% in 2016 compared to 68.6% in 2015. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended June 30, 2016, gross profit was $7.3 million, an increase of $2.7 million, or 57.9%, compared to gross profit of $4.6 million for the same period in 2015. As a percentage of revenues, our gross profit increased to 36.0% from 28.5%. The gross profit increase is primarily related to the sale of a higher volume of casino currencies in the United States and an increase in sales of RFID solutions in Asia.

For the six months ended June 30, 2016, gross profit was $11.3 million, an increase of $0.3 million, or 3.0%, compared to gross profit of $11.0 million for the same period in 2015. As a percentage of revenues, our gross profit decreased to 31.0% from 31.4%. The amount of the gross profit increase is primarily related to the sale of a higher volume of casino currencies in the United States and in Europe and Africa, offset partially by a decline in casino currency sales in the Asia Pacific region.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Marketing and sales	$1,573	7.7%	$1,384	8.5%	$189	13.7%
General and administrative	2,519	12.4%	2,466	15.2%	53	2.1%
Research and development	352	1.7%	311	1.9%	41	13.2%
Total selling, administrative, and research and development	$4,444	21.8%	$4,161	25.6%	$283	6.8%

For the three months ended June 30, 2016, selling, administrative, and research and development expenses were $4.4 million, an increase of $0.3 million, or 6.8%, compared to selling, administrative, and research and development expenses of $4.1 million during the same period in 2015. Selling, administrative, and research and development expenses decreased as a percentage of revenue to 21.8% in the second quarter of 2016 from 25.6% in the same period in 2015.

Marketing and sales expenses increased by $0.2 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in compensation cost.

General and administrative expenses and research and development expenses remained relatively unchanged in the three months ended June 30, 2016, compared to the same period in 2015.

	Six Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Marketing and sales	$3,098	8.5%	$3,184	9.1%	$(86)	(2.7)%
General and administrative	4,692	12.9%	4,882	14.0%	(190)	(3.9)%
Research and development	659	1.8%	650	1.9%	9	1.4%
Total selling, administrative, and research and development	$8,449	23.2%	$8,716	25.0%	$(267)	(3.1)%

For the six months ended June 30, 2016, selling, administrative, and research and development expenses were $8.4 million, a decrease of $0.3 million, or 3.1% compared to selling, administrative, and research and development expenses of $8.7 million during the same period in 2015. Selling, administrative, and research and development expenses decreased as a percentage of revenue to 23.2% in the first six months of 2016 from 25.0% in the same period in 2015 as revenues increased faster than expenses.

Marketing and sales expenses decreased by $0.1 million during the first six months of 2016, compared to the same period in 2015, primarily due to a decrease in compensation cost.

General and administrative expenses decreased by $0.2 million during the first six months of 2016, compared to the same period in 2015. This was primarily due to a decrease of $0.4 million in bad debt expense and $0.3 million in compensation and related cost, offset by an increase of $0.2 million in legal fees, $0.2 million in information technology license expense and $0.1 million in rent cost.

Research and development expenses remained relatively unchanged during the first six months of 2016 compared to the same period in 2015.

Other Income (Expense), net. The following tables present other income (expense), net items (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Interest income	$3	0.0%	$8	0.0%	$(5)	(62.5)%
Interest expense	(61)	(0.3)%	(61)	(0.4)%	-	0.0%
Gain (loss) on foreign currency transactions	68	0.3%	(123)	(0.8)%	191	(155.3)%
Other income	(3)	(0.0)%	73	0.4%	(76)	(104.1)%
Total other income (expense), net	$7	0.0%	$(103)	(0.6)%	$110	(106.8)%

	Six Months Ended
	June 30,				Period-to-Period
	2016		2015		Change
Interest income	$7	0.0%	$13	0.0%	$(6)	(46.2)%
Interest expense	(123)	(0.3)%	(124)	(0.4)%	1	(0.8)%
Gain (loss) on foreign currency transactions	40	0.1%	(34)	(0.1)%	74	(217.6)%
Other income	1	0.0%	77	0.2%	(76)	(98.7)%
Total other expense, net	$(75)	(0.2)%	$(68)	(0.2)%	$(7)	10.3%

GPI SAS uses the euro as its functional currency. At June 30, 2016 and December 31, 2015, the U.S. dollar to euro exchange rates were $1.11 and $1.09, respectively, which represents a 1.8% weaker dollar compared to the euro. The average exchange rates for the six months ended June 30, 2016 and 2015 were stable at $1.12.

GPI Mexicana uses the U.S. dollar as its functional currency. At June 30, 2016 and December 31, 2015, the Mexican peso to U.S. dollar exchange rates were 18.50 pesos and 17.21 pesos, respectively, which represents a 7.5% stronger dollar compared to the Mexican peso. The peso to U.S. dollar average exchange rates for the six months ended June 30, 2016 and 2015 were 18.08 pesos and 15.13 pesos, respectively, which represents a 19.5% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At June 30, 2016 and December 31, 2015, the Macau pataca to U.S. dollar exchange rates were 8.16 patacas and 8.19 patacas, respectively, which represents a 0.4% weaker dollar compared to the Macau pataca. The Macau pataca to U.S. dollar average exchange rates for the six months ended June 30, 2016 and 2015 were 8.17 patacas and 8.15 patacas, respectively, which represents a 0.3% stronger dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended June 30, 2016 and 2015 was 27.9% and 138.6%, respectively. Our effective tax rate for the three months ended June 30, 2016 was favorably affected by the foreign rate differential on income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment. Our effective tax rate for the three months ended June 30, 2015 was unfavorably impacted by a discrete expense of approximately $0.4 million related to a deemed dividend from GPI Asia under Section 956 of the Internal Revenue Code.

Our effective income tax rate for the six months ended June 30, 2016 and 2015 was 27.7% and 16.5%, respectively. Our effective tax rate for the six months ended June 30, 2016 was favorably affected by the foreign rate differential on income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment. Our effective tax rate for the six months ended June 30, 2015 was favorably affected by the release of the valuation allowance related to foreign tax credits, the foreign rate differential on income from GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS; partially offset by the current year tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment. Without the discrete release in the valuation allowance related to foreign tax credits, our effective tax rate for the three and six months ended June 30, 2015 would have been 24.7% and 23.9%, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2015, we reported unrecognized tax benefits related to the French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012. As of June 30, 2016, there was no change to the unrecognized tax benefits reported at December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital resources has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Company borrowed the full amount under the Term Loan which will mature on June 26, 2022, and has not drawn any funds under the Revolving Loan. Additional information can be found at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q

Other potential sources of capital include, but are not limited to, marketable securities and bank credit facilities both in the United States and abroad. We believe that the combination of these resources will satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At June 30, 2016, the Company had $11.0 million in cash and cash equivalents and $1.7 million in marketable securities, totaling $12.7 million. Of this amount, $5.6 million is held by GPI Asia, $4.4 million is held by GPI SAS, $1.7 million is held by GPI USA and $1.0 million is held by GPI Mexicana. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia by GPI Asia could be repatriated tax free due to the deemed dividend from GPI Asia. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our unaudited condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following table summarizes our cash and cash equivalents, marketable securities, and working capital (dollars in thousands), and our current ratio:

	June 30,	December 31,	Period-to-Period
	2016	2015	Change
Cash and cash equivalents	$11,026	$17,788	$(6,762)	(38.0)%
Marketable securities	1,674	3,503	(1,829)	(52.2)%
Working capital	$25,872	$31,129	$(5,257)	(16.9)%
Current ratio	2.5	3.0

At June 30, 2016, working capital totaled $25.8 million, a decrease of $5.3 million when compared to working capital of $31.1 million at December 31, 2015. The change in cash is mostly due to the Dolphin asset acquisition. See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cash Flows. The following table summarizes our cash flows (dollars in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2016	2015	Change

Operating activities	$(1,514)	$9,164	$(10,678)	(116.5)%
Investing activities	(4,665)	(3,214)	(1,451)	(45.1)%
Financing activities	(662)	87	(749)	(860.9)%
Effect of exchange rates	79	(381)	460	120.7%
Net change	$(6,762)	$5,656	$(12,418)	219.6%

The increase in cash flows used by operating activities was primarily caused by an increase in assets, a decrease in accounts payable and accrued liabilities, partially offset by an increase in customer deposits and deferred revenue.

The increase in cash flows used by investing activities was primarily due to an increase in capital expenditures, partially offset by a net decrease in purchases of marketable securities.

The decrease in cash flows provided by financing activities was primarily due to an increase in principal payments on long-term debt.

Capital Expenditures. We currently intend to purchase approximately $4.5 million in property, plant, and equipment during the remainder of 2016. This is primarily related to the expansion of our Blue Springs, Missouri facility described below at “Contractual Obligations and Commercial Commitments.” In the first quarter of 2016, we purchased $9.0 million of property, plant, and equipment of which $6.6 million was paid at June 30, 2016.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend in the future.

Backlog. At June 30, 2016, our backlog of signed orders for the following twelve months was $22.8 million, consisting of $13.1 million for GPI Asia, $9.6 million for GPI USA, and $0.1 million for GPI SAS. At June 30, 2015, our backlog of signed orders for 2015 was $15.7 million, consisting of $9.1 million for GPI Asia, $5.7 million for GPI USA, and $0.9 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On May 11, 2016, the Company purchased certain assets dedicated to the design and manufacture of chips and plaques for gaming tables from EGT and Dolphin as described in Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. A copy of the Asset Purchase Agreement is attached as an exhibit to this Quarterly Report on Form 10-Q.

On February 24, 2016, the Company entered into a construction contract with Miller Staunch Construction Co., Inc. (Contractor) to expand its Blue Springs, Missouri manufacturing facility. The Blue Springs building expansion is expected to be completed before the end of the third quarter of 2016 at a fixed price of $2.2 million, subject to any additions or deductions agreed to by the Company and the Contractor. The Company currently expects to fully fund the construction of the Blue Springs expansion with available cash and cash flow from operations.

On December 30, 2015, the Company sold its building and land in Las Vegas, Nevada to an unrelated third party for $3.95 million in cash. In early 2016, the Company relocated its headquarters to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. The lease term for the building (approximately 15,000 square feet) is seven years commencing on January 1, 2016 for approximately $16,000 per month.

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan described in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2015, GPI SAS and the Company commenced legal action against former GPI SAS employee Paulo Da Silva. GPI SAS initiated proceedings in both the French Employment Tribunal and High Court, and the Company initiated proceedings in the High Court of Hong Kong. Also, in December 2015, in conjunction with the actions against Mr. Da Silva, the Company commenced legal action against Dolphin, a wholly owned subsidiary of EGT, in the High Court of Hong Kong in the Hong Kong Special Administrative Region.

In connection with the purchase of the Dolphin assets described in Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, the Company and EGT settled and released each other from all claims relating to the civil actions instituted by the Company against Dolphin, and the Company’s action against Dolphin was formally dismissed on May 17, 2016. Also, as part of the agreement with Dolphin and EGT, the Company and Mr. Da Silva settled and released each other from all claims relating to the civil actions instituted by the Company and GPI SAS against Mr. Da Silva. The Company terminated and discontinued its action against Mr. Da Silva in Hong Kong on May 17, 2016. GPI SAS terminated and discontinued its actions against Mr. Da Silva in the French Employment Tribunal on May 23, 2016, and in the French High Court on June 6, 2016.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1*^	Asset Purchase Agreement dated May 11, 2016, among the Registrant, Entertainment Gaming Asia Inc. and Dolphin Products Limited

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed with this Quarterly Report on Form 10-Q.

^ The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 11, 2016	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 11, 2016	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

