Form 10-Q
period 2016-09-30
Gaming Partners International CORP
filed 2016-11-10
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2016, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$10,505	$17,788
Marketable securities	-	3,503
Accounts receivable, net	12,859	10,677
Inventories	15,781	10,199
Prepaid expenses	724	947
Deferred income tax assets	1,798	1,640
Other current assets	2,160	1,576
Total current assets	43,827	46,330
Property and equipment, net	23,283	14,102
Goodwill	10,292	10,292
Intangible assets, net	2,300	2,505
Deferred income tax assets	602	710
Inventories, non-current	609	670
Other assets, non-current	2,663	2,635
Total assets	$83,576	$77,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,582	$4,498
Accrued liabilities	5,538	6,456
Customer deposits and deferred revenue	3,815	2,080
Current portion of long-term debt	1,359	1,343
Income taxes payable	1,501	824
Total current liabilities	16,795	15,201
Long-term debt	6,991	8,002
Deferred income tax liabilities	119	170
Other liabilities, non-current	1,076	83
Total liabilities	24,981	23,456
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,219,577 shares issued and 7,928,594 shares outstanding	82	82
Additional paid-in capital	20,016	20,033
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	42,258	37,812
Accumulated other comprehensive loss	(1,498)	(1,876)
Total stockholders' equity	58,595	53,788
Total liabilities and stockholders' equity	$83,576	$77,244

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$22,559	$19,844	$58,996	$54,749
Cost of revenues	15,036	13,391	40,187	37,338
Gross profit	7,523	6,453	18,809	17,411

Marketing and sales	1,613	1,616	4,711	4,800
General and administrative	2,129	2,565	6,821	7,448
Research and development	297	250	955	900
Operating income	3,484	2,022	6,322	4,263
Other income (expense), net	43	127	(32)	59
Income before income taxes	3,527	2,149	6,290	4,322
Income tax provision	1,080	474	1,844	832
Net income	$2,447	$1,675	$4,446	$3,490

Earnings per share:
Basic	$0.31	$0.21	$0.56	$0.44
Diluted	$0.30	$0.21	$0.55	$0.43
Weighted-average shares of common stock outstanding:
Basic	7,929	7,929	7,929	7,924
Diluted	8,057	8,049	8,039	8,038

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,447	$1,675	$4,446	$3,490
Other comprehensive income (loss):
Foreign currency translation adjustment	126	177	378	(1,143)
Other comprehensive income (loss)	126	177	378	(1,143)
Total comprehensive income	$2,573	$1,852	$4,824	$2,347

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	3,490	-	3,490
Common stock options exercised	12,500	-	87	-	-	-	87
Stock compensation expense	-	-	66	-	-	-	66
Tax impact of stock options	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	-	(1,143)	(1,143)
Balance, September 30, 2015	7,928,594	$82	$20,042	$(2,263)	$34,371	$(1,464)	$50,768

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	4,446	-	4,446
Stock compensation expense	-	-	70	-	-	-	70
Tax impact of stock options	-	-	(87)	-	-	-	(87)
Foreign currency translation adjustment	-	-	-	-	-	378	378
Balance, September 30, 2016	7,928,594	$82	$20,016	$(2,263)	$42,258	$(1,498)	$58,595

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net income	$4,446	$3,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,987	1,950
Amortization of intangible assets	205	218
Provision for bad debt	86	744
Deferred income taxes	(102)	(574)
Stock compensation expense	70	66
Tax impact of stock options	(87)	3
Gain on sale or disposal of property and equipment	-	(12)
Gain on sale of marketable securities	(1)	(5)
Change in operating assets and liabilities:
Accounts receivable	(2,265)	(1,108)
Inventories	(5,421)	(1,743)
Prepaid expenses and other current assets	(331)	(624)
Non-current other assets	16	138
Accounts payable	36	1,022
Accrued liabilities	(2,113)	373
Customer deposits and deferred revenue	1,731	4,258
Income taxes payable	678	515
Net cash (used in) provided by operating activities	(1,065)	8,711

Cash Flows from Investing Activities
Purchases of marketable securities	-	(7,136)
Proceeds from sale of marketable securities	3,584	5,132
Proceeds from sale of property and equipment	-	42
Capital expenditures	(8,921)	(2,299)
Net cash used in investing activities	(5,337)	(4,261)

Cash Flows from Financing Activities
Cash paid for demand line of credit	-	(10,000)
Proceeds from debt obligation	-	10,000
Principal payments on long-term debt	(995)	(325)
Proceeds from exercise of stock options	-	87
Net cash used in financing activities	(995)	(238)
Effect of exchange rate changes on cash	114	(352)
Net (decrease) increase in cash and cash equivalents	(7,283)	3,860
Cash and cash equivalents, beginning of period	17,788	8,969
Cash and cash equivalents, end of period	$10,505	$12,829

Supplemental disclosures of cash flow information
Cash paid for interest	$183	$188
Cash paid for income taxes, net of refunds	$1,218	$560

Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through accrued and non-current other liabilities	$2,178	$46

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

Recently Issued Accounting Standards

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue from Contracts with Customers (Topic 606), amending the new revenue recognition standard that it issued in 2014. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. The ASU becomes effective concurrently with ASU 2014-09. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 shall be effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not adopted this guidance for 2016.

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

Note 2. Dolphin asset acquisition

On May 11, 2016, the Company entered into and closed an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The purchased assets were substantially equipment and inventory.

The acquisition was treated as an asset acquisition. The total cost of the acquisition was $7.3 million, with $4.0 million paid at closing, $0.5 million paid in August 2016, $0.6 million paid by September 30, 2016 and $1.1 million to be paid on each of the first two anniversaries of the closing. The acquisition cost has been allocated as follows (in thousands):

Assets acquired
Property and equipment	$5,625
Inventory	1,688

Total acquired	$7,313

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings (in thousands):

	September 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Macau S.A.R., China	$4,996	$-	$4,996	$4,040	$-	$4,040
United States (including Mexico)	3,797	-	3,797	12,861	-	12,861
France	1,712	-	1,712	887	3,503	4,390
Total	$10,505	$-	$10,505	$17,788	$3,503	$21,291

Available-for-sale marketable securities as of 31 December, 2015 consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

	Cost	Unrealized Gain/(Loss)	Fair Value
Certificates of deposit	$2,727	$-	$2,727
Bond mutual funds	776	-	776
Total marketable securities	$3,503	$-	$3,503

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At September 30, 2016, two casino customers accounted for 16% and 14% of our accounts receivable balance. At December 31, 2015, one casino customer accounted for 33% of our accounts receivable balance.

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,443	$7,653
Work in progress	2,493	668
Finished goods	3,454	2,548
Total inventories	$16,390	$10,869

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2016	December 31, 2015
Current	$15,781	$10,199
Non-current	609	670
Total inventories	$16,390	$10,869

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$652	$520
Buildings and improvements	7,770	6,839
Equipment and furniture	33,013	26,912
Vehicles	399	403
Construction in progress	4,742	1,403
	46,576	36,077
Less accumulated depreciation	(23,293)	(21,975)
Property and equipment, net	$23,283	$14,102

Depreciation expense for the three months ended September 30, 2016 and 2015 was $658,000 and $633,000, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $1,987,000 and $1,950,000, respectively.

Note 7. Goodwill and Intangible Assets

We had goodwill valued at $10,292,000 as of September 30, 2016 and December 31, 2015.

Intangible assets consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Trademarks	$1,772	$(548)	$1,224	$1,772	$(454)	$1,318
Customer list	1,323	(324)	999	1,323	(245)	1,078
Patents	542	(525)	17	542	(520)	22
Other intangible assets	372	(312)	60	372	(285)	87
Total intangible assets	$4,009	$(1,709)	$2,300	$4,009	$(1,504)	$2,505

Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 was $68,000 and $69,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2016 and 2015 was $205,000 and $218,000, respectively.

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

At September 30, 2016, estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year Ending	Long-term Debt
2016 (remaining 3 months)	$336
2017	1,368
2018	1,407
2019	1,446
2020	1,487
Thereafter	2,306
Total	$8,350

Note 9. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases related primarily to equipment and manufacturing and office space.

On January 1, 2016, the Company commenced payments on a lease for its new corporate headquarters with payments of approximately $16,000 per month.

At September 30, 2016, minimum lease payment obligations are as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2016 (remaining 3 months)	$263
2017	949
2018	763
2019	310
2020	267
Thereafter	427
Total	$2,979

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

The following tables present our net sales by geographic area (dollars in thousands):

	Three Months Ended
	September 30,
	2016		2015
Revenues
The Americas	$13,650	60.6%	$13,360	67.4%
Asia-Pacific	8,695	38.5%	4,968	25.0%
Europe and Africa	214	0.9%	1,516	7.6%
Total	$22,559	100.0%	$19,844	100.0%

	Nine Months Ended
	September 30,
	2016		2015
Revenues
The Americas	$42,144	71.5%	$38,947	71.1%
Asia-Pacific	14,052	23.8%	13,173	24.1%
Europe and Africa	2,800	4.7%	2,629	4.8%
Total	$58,996	100.0%	$54,749	100.0%

The following tables present our net sales by product line (dollars in thousands):

	Three Months Ended
	September 30,
	2016		2015

Casino currency without RFID	$2,999	13.3%	$6,476	32.6%
Casino currency with RFID	5,797	25.7%	850	4.3%
Total casino currency	8,796	39.0%	7,326	36.9%

Playing cards	6,876	30.4%	6,628	33.4%
Table accessories and other products	1,961	8.7%	1,804	9.1%
Table layouts	1,231	5.4%	1,630	8.2%
Gaming furniture	1,053	4.7%	390	2.0%
RFID solutions	1,052	4.7%	485	2.4%
Dice	672	3.0%	706	3.6%
Shipping	918	4.1%	875	4.4%
Total	$22,559	100.0%	$19,844	100.0%

	Nine Months Ended
	September 30,
	2016		2015

Casino currency without RFID	$11,478	19.5%	$13,102	23.9%
Casino currency with RFID	9,322	15.8%	5,507	10.1%
Total casino currency	20,800	35.3%	18,609	34.0%

Playing cards	19,922	33.8%	18,255	33.4%
Table accessories and other products	5,114	8.6%	5,372	9.8%
Table layouts	3,947	6.7%	4,754	8.7%
RFID solutions	2,576	4.4%	1,939	3.5%
Dice	2,101	3.6%	2,043	3.7%
Gaming furniture	2,090	3.5%	1,353	2.5%
Shipping	2,446	4.1%	2,424	4.4%
Total	$58,996	100.0%	$54,749	100.0%

For the nine month periods ended September 30, 2016, and September 30, 2015, no customer accounted for more than 10% of the Company’s revenues.

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2016	December 31, 2015
United States	$10,780	$7,000
Mexico	7,033	3,249
France	5,143	3,544
Asia	327	309
Total	$23,283	$14,102

The following table presents our intangible assets by geographic area (in thousands):

	September 30, 2016	December 31, 2015
Intangible assets, net:
United States	$1,830	$2,006
Asia	470	497
France	-	2
Total	$2,300	$2,505

Note 11. Earnings per Share

Shares used to compute basic and diluted earnings per share from operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average number of common shares outstanding - basic	7,929	7,929	7,929	7,924
Potential dilution from equity options granted	128	120	110	114
Weighted-average number of common shares outstanding - diluted	8,057	8,049	8,039	8,038

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Outstanding anti-dilutive options	16	36	39	47

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

Overview of Our Business

We custom manufacture and supply casino currency, with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, and roulette wheels. We also provide multiple RFID technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip® (BC®), Dolphin® and Bud Jones®.

GPIC is headquartered in North Las Vegas, Nevada, with offices in Blue Springs, Missouri; Atlantic City, New Jersey; Gulfport, Mississippi; San Luis Rio Colorado, Mexico; Beaune, France; and Macau S.A.R., China. We primarily sell our products to licensed casinos worldwide. We operate in one segment and have three operating subsidiaries: GPI USA (including GPI Mexicana, our maquiladora manufacturing operation in Mexico, and our manufacturing operation in Blue Springs, Missouri), GPI SAS, and GPI Asia. Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder of our products are either manufactured in France or purchased from United States vendors. We warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. However, we continue to experience steady growth in our consumable products which now represent a significant percentage of our overall revenues. Our backlog, which reflects signed orders scheduled to be delivered in the following twelve months, was as follows at September 30, 2016 and September 30, 2015 (in millions):

	GPI Asia	GPI USA	GPI SAS	Total
September 30, 2016	$10.1 million	$8.4 million	$0.6 million	$19.1 million
September 30, 2015	$9.1 million	$7.7 million	$0.4 million	$17.2 million

Outlook

The acquisition of Dolphin’s assets strengthened our position in the growing Asian market. We anticipate shipping our first orders under the Dolphin brand in the fourth quarter of 2016. While there are a number of casinos scheduled to open in 2016 and 2017 in Macau, continuing uncertainty arising from regulators’ decisions on the timing of openings and the number of tables allotted to each new casino will impact both the amount of revenue we recognize and the timing of revenue recognition.

In the Americas, we have continued to experience steady growth in our playing cards product line. This has the promise of continuing to provide the Company with a more consistent and predictable revenue stream. To support this growth and to allow for additional growth in the future, we anticipate finalizing the expansion of our Blue Springs manufacturing facility in the fourth quarter of 2016.

Financial and Operational Highlights

For the third quarter of 2016, our revenues were $22.6 million, an increase of $2.8 million, or 13.7%, compared to revenues of $19.8 million for the same period of 2015. For the third quarter of 2016, our net income was $2.4 million, an increase of $0.7 million compared to net income of $1.7 million for the same period in 2015.

For the first nine months of 2016, our revenues were $59.0 million, an increase of $4.3 million, or 7.8%, compared to revenues of $54.7 million for the same period of 2015. For the first nine months of 2016, our net income was $4.4 million, compared to net income of $3.5 million for the same period of 2015.

The increase in our net income for the three months and the nine months ended September 30, 2016, compared to the same periods in 2015, is primarily due to an increase in casino currency sales and a decrease in our general and administrative expenses.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated statements of operations (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Revenues	$22,559	100.0%	$19,844	100.0%	$2,715	13.7%
Cost of revenues	15,036	66.7%	13,391	67.5%	1,645	12.3%
Gross profit	7,523	33.3%	6,453	32.5%	1,070	16.6%
Selling, administrative, and research and development	4,039	17.9%	4,431	22.3%	(392)	(8.8)%
Operating income	3,484	15.4%	2,022	10.2%	1,462	72.3%
Other income (expense), net	43	0.2%	127	0.6%	(84)	(66.1)%
Income before income taxes	3,527	15.6%	2,149	10.8%	1,378	64.1%
Income tax provision	1,080	4.8%	474	2.4%	606	(127.8)%
Net income	$2,447	10.8%	$1,675	8.4%	$772	46.1%

	Nine Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Revenues	$58,996	100.0%	$54,749	100.0%	$4,247	7.8%
Cost of revenues	40,187	68.1%	37,338	68.2%	2,849	7.6%
Gross profit	18,809	31.9%	17,411	31.8%	1,398	8.0%
Selling, administrative, and research and development	12,487	21.2%	13,148	24.0%	(661)	(5.0)%
Operating income	6,322	10.7%	4,263	7.8%	2,059	48.3%
Other (expense) income, net	(32)	(0.1)%	59	0.1%	(91)	(154.2)%
Income before income taxes	6,290	10.6%	4,322	7.9%	1,968	45.5%
Income tax provision	1,844	3.1%	832	1.5%	1,012	121.6%
Net income	$4,446	7.5%	$3,490	6.4%	$956	27.4%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Revenues
The Americas	$13,650	60.6%	$13,360	67.4%	$290	2.2%
Asia-Pacific	8,695	38.5%	4,968	25.0%	3,727	75.0%
Europe and Africa	214	0.9%	1,516	7.6%	(1,302)	(85.9)%
Total	$22,559	100.0%	$19,844	100.0%	$2,715	13.7%

	Nine Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Revenues
The Americas	$42,144	71.5%	$38,947	71.1%	$3,197	8.2%
Asia-Pacific	14,052	23.8%	13,173	24.1%	879	6.7%
Europe and Africa	2,800	4.7%	2,629	4.8%	171	6.5%
Total	$58,996	100.0%	$54,749	100.0%	$4,247	7.8%

The following tables present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2016		2015		Change

Casino currency without RFID	$2,999	13.3%	$6,476	32.6%	$(3,477)	(53.7)%
Casino currency with RFID	5,797	25.7%	850	4.3%	4,947	582.0%
Total casino currency	8,796	39.0%	7,326	36.9%	1,470	20.1%

Playing cards	6,876	30.4%	6,628	33.4%	248	3.7%
Table accessories and other products	1,961	8.7%	1,804	9.1%	157	8.7%
Table layouts	1,231	5.4%	1,630	8.2%	(399)	(24.5)%
Gaming furniture	1,053	4.7%	390	2.0%	663	170.0%
RFID solutions	1,052	4.7%	485	2.4%	567	116.9%
Dice	672	3.0%	706	3.6%	(34)	(4.8)%
Shipping	918	4.1%	875	4.4%	43	4.9%
Total	$22,559	100.0%	$19,844	100.0%	$2,715	13.7%

	Nine Months Ended
	September 30,				Period-to-Period
	2016		2015		Change

Casino currency without RFID	$11,478	19.5%	$13,102	23.9%	$(1,624)	(12.4	)5
Casino currency with RFID	9,322	15.8%	5,507	10.1%	3,815	69.3%
Total casino currency	20,800	35.3%	18,609	34.0%	2,191	11.8%

Playing cards	19,922	33.8%	18,255	33.4%	1,667	9.1%
Table accessories and other products	5,114	8.6%	5,372	9.8%	(258)	(4.8)%
Table layouts	3,947	6.7%	4,754	8.7%	(807)	(17.0)%
RFID solutions	2,576	4.4%	1,939	3.5%	637	32.9%
Dice	2,101	3.6%	2,043	3.7%	58	2.8%
Gaming furniture	2,090	3.5%	1,353	2.5%	737	54.5%
Shipping	2,446	4.1%	2,424	4.4%	22	0.9%
Total	$58,996	100.0%	$54,749	100.0%	$4,247	7.8%

Comparison of Operations for the Three Months and Nine Months Ended September 30, 2016 and 2015

Revenues. For the three months ended September 30, 2016, our revenues were $22.6 million, an increase of $2.8 million, or 13.7%, compared to revenues of $19.8 million for the same period of 2015. The increase was primarily due to an increase in the casino currency, the gaming furniture and the RFID solutions product lines.

For the nine months ended September 30, 2016, our revenues were $59.0 million, an increase of $4.3 million, or 7.8%, compared to revenues of $54.7 million for the same period of 2015. The increase in revenues was primarily attributable to an increase in the casino currency and the playing cards product lines.

Cost of Revenues. For the three months ended September 30, 2016, cost of revenues was $15.0 million, an increase of $1.6 million, or 12.3%, compared to cost of revenues of $13.4 million for the same period in 2015. As a percentage of revenues, our cost of revenues decreased to 66.7% in 2016 compared to 67.5% in 2015. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

For the nine months ended September 30, 2016, cost of revenues was $40.2 million, an increase of $2.9 million, or 7.6%, compared to cost of revenues of $37.3 million for the same period in 2015. As a percentage of revenues, our cost of revenues decreased to 68.1% in 2016 compared to 68.2% in 2015. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended September 30, 2016, gross profit was $7.5 million, an increase of $1.0 million, or 16.6%, compared to gross profit of $6.5 million for the same period in 2015. As a percentage of revenues, our gross profit increased to 33.3% from 32.5%.

For the nine months ended September 30, 2016, gross profit was $18.8 million, an increase of $1.4 million, or 8.0%, compared to gross profit of $17.4 million for the same period in 2015. As a percentage of revenues, our gross profit increased to 31.9% from 31.8%.

The amount of gross profit increase and the improvement in gross margins for the three months and the nine months ended September 30, 2016, compared to the same periods in 2015, is primarily due to the increase in casino currency sales.

Selling, Administrative, and Research and Development Expenses. The following tables present the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Marketing and sales	$1,613	7.2%	$1,616	8.1%	$(3)	(0.2)%
General and administrative	2,129	9.4%	2,565	12.9%	(436)	(17.0)%
Research and development	297	1.3%	250	1.3%	47	18.8%
Total selling, administrative, and research and development	$4,039	17.9%	$4,431	22.3%	$(392)	(8.8)%

For the three months ended September 30, 2016, selling, administrative, and research and development expenses were $4.0 million, a decrease of $0.4 million, or 8.8%, compared to selling, administrative, and research and development expenses of $4.4 million during the same period in 2015. Selling, administrative, and research and development expenses decreased as a percentage of revenue to 17.9% in the third quarter of 2016 from 22.3% in the same period in 2015.

Marketing and sales expenses and research and development expenses remained relatively unchanged in the three months ended September 30, 2016, compared to the same period in 2015.

General and administrative expenses decreased by $0.4 million during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to decreases of $0.2 million in our bad debt accrual and $0.1 million in legal fee expense.

	Nine Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Marketing and sales	$4,711	8.0%	$4,800	8.8%	$(89)	(1.9)%
General and administrative	6,821	11.6%	7,448	13.6%	(627)	(8.4)%
Research and development	955	1.6%	900	1.6%	55	6.1%
Total selling, administrative, and research and development	$12,487	21.2%	$13,148	24.0%	$(661)	(5.0)%

For the nine months ended September 30, 2016, selling, administrative, and research and development expenses were $12.5 million, a decrease of $0.6 million, or 5.0% compared to selling, administrative, and research and development expenses of $13.1 million during the same period in 2015. Selling, administrative, and research and development expenses decreased as a percentage of revenue to 21.2% in the first nine months of 2016 from 24.0% in the same period in 2015.

Marketing and sales expenses decreased by $0.1 million during the first nine months of 2016, compared to the same period in 2015, primarily due to a decrease in compensation and related costs.

General and administrative expenses decreased by $0.6 million during the first nine months of 2016, compared to the same period in 2015. This was primarily due to decreases of $0.7 million in bad debt expense and $0.4 million in compensation and related costs, offset by increases of $0.2 million in information technology license expense, $0.1 million in legal fees and $0.1 million in rent costs.

Research and development expenses remained relatively unchanged during the first nine months of 2016 compared to the same period in 2015.

Other Income (Expense), net. The following tables present the items netted in other income (expense), net (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Interest income	$15	0.1%	$3	0.0%	$12	400.0%
Interest expense	(60)	(0.3)%	(64)	(0.3)%	4	(6.3)%
Gain on foreign currency transactions	88	0.4%	185	0.9%	(97)	(52.4)%
Other income	-	0.0%	3	0.0%	(3)	(100.0)%
Total other income, net	$43	0.2%	$127	0.6%	$(84)	(66.1)%

	Nine Months Ended
	September 30,				Period-to-Period
	2016		2015		Change
Interest income	$23	0.0%	$16	0.0%	$7	43.8%
Interest expense	(183)	(0.3)%	(188)	(0.3)%	5	(2.7)%
Gain on foreign currency transactions	127	0.2%	151	0.3%	(24)	(15.9)%
Other income	1	0.0%	80	0.1%	(79)	(98.8)%
Total other (expense) income, net	$(32)	(0.1)%	$59	0.1%	$(91)	(154.2)%

GPI SAS uses the euro as its functional currency. At September 30, 2016 and December 31, 2015, the U.S. dollar to euro exchange rates were $1.12 and $1.09, respectively, which represents a 2.8% weaker dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2016 and 2015 were stable at $1.12.

GPI Mexicana uses the U.S. dollar as its functional currency. At September 30, 2016 and December 31, 2015, the Mexican peso to U.S. dollar exchange rates were 19.50 pesos and 17.21 pesos, respectively, which represents a 13.3% stronger dollar compared to the Mexican peso. The peso to U.S. dollar average exchange rates for the nine months ended September 30, 2016 and 2015 were 18.31 pesos and 15.57 pesos, respectively, which represents a 17.6% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At September 30, 2016 and December 31, 2015, the Macau pataca to U.S. dollar exchange rates were 8.16 patacas and 8.19 patacas, respectively, which represents a 0.4% weaker dollar compared to the Macau pataca. The Macau pataca to U.S. dollar average exchange rates for the nine months ended September 30, 2016 and 2015 were 8.17 patacas and 8.15 patacas, respectively, which represents a 0.3% stronger dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended September 30, 2016 and 2015 was 30.6% and 22.1%, respectively. Our effective tax rate for the three months ended September 30, 2016 was favorably affected by the foreign rate differential on income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment. Our effective tax rate for the three months ended September 30, 2015 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research credit from our French subsidiary, GPI SAS, partially offset by the 2015 tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment.

Our effective income tax rate for the nine months ended September 30, 2016 and 2015 was 29.3% and 19.3%, respectively. Our effective tax rate for the nine months ended September 30, 2016 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by our Subpart F income adjustment. Our effective tax rate for the nine months ended September 30, 2015 was favorably affected by the release of the valuation allowance related to foreign tax credits, the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by the 2015 tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment. Without the discrete release in the valuation allowance related to foreign tax credits, our effective tax rate for the nine months ended September 30, 2015 would have been 23.1%.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2015, we reported unrecognized tax benefits related to the French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012. As of September 30, 2016, there was no change to the unrecognized tax benefits reported at December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year Term Loan and a $5.0 million five-year Revolving Loan. The Company borrowed the full amount under the Term Loan which will mature on June 26, 2022, and has not drawn any funds under the Revolving Loan. Additional information can be found at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Other potential sources of capital include, but are not limited to, additional bank credit facilities and the sale of stock. We believe we have the resources to satisfy our needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At September 30, 2016, the Company had $10.5 million in cash and cash equivalents. Of this amount, $5.0 million is held by GPI Asia, $2.9 million is held by GPI USA, $1.7 million is held by GPI SAS and $0.9 million is held by GPI Mexicana. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, though foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia by GPI Asia could be repatriated tax free due to the deemed dividend from GPI Asia. Except for the amount of the deemed dividend, the Company continues to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our unaudited condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following table summarizes our cash and cash equivalents, marketable securities, and working capital (dollars in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2016	2015	Change
Cash and cash equivalents	$10,505	$17,788	$(7,283)	(40.9)%
Marketable securities	$-	$3,503	(3,503)	(100.0)%
Working capital	$27,032	$31,129	$(4,097)	(13.2)%
Current ratio	2.6	3.0

At September 30, 2016, working capital totaled $27.0 million, a decrease of $4.1 million when compared to working capital of $31.1 million at December 31, 2015. The change in cash is mostly due to capital expenditures, including the Dolphin asset acquisition. See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cash Flows. The following table summarizes our cash flows (dollars in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2016	2015	Change

Operating activities	$(1,065)	$8,711	$(9,776)	(112.2)%
Investing activities	(5,337)	(4,261)	(1,076)	(25.3)%
Financing activities	(995)	(238)	(757)	318.1%
Effect of exchange rates	114	(352)	466	132.4%
Net change	$(7,283)	$3,860	$(11,143)	288.7%

The increase in cash flows used by operating activities was primarily caused by an increase in assets, a decrease in accounts payable and accrued liabilities, partially offset by an increase in customer deposits and deferred revenue.

The increase in cash flows used by investing activities was primarily due to an increase in capital expenditures, including the Dolphin acquisition, partially offset by a decrease in net purchases of marketable securities.

The increase in cash flows used by financing activities was primarily due to an increase in principal payments on long-term debt.

Capital Expenditures. We intend to purchase approximately $3.0 million in property and equipment during the remainder of 2016. This is primarily related to the expansion of our Blue Springs, Missouri facility described below at “Contractual Obligations and Commercial Commitments.”

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend in the future.

Backlog. At September 30, 2016, our backlog of signed orders for the next twelve months was $19.1 million, consisting of $10.1 million for GPI Asia, $8.4 million for GPI USA, and $0.6 million for GPI SAS. At September 30, 2015, the backlog of signed orders for the next twelve months was $17.2 million, consisting of $9.1 million for GPI Asia, $7.7 million for GPI USA, and $0.4 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On May 11, 2016, the Company purchased certain assets dedicated to the design and manufacture of chips and plaques for gaming tables from EGT and Dolphin as described in Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

On February 24, 2016, the Company entered into a construction contract with Miller Staunch Construction Co., Inc. (Contractor) to expand its Blue Springs, Missouri manufacturing facility. The Blue Springs building expansion is expected to be completed before the end of the fourth quarter of 2016 for a fixed price of $2.2 million, subject to any additions or deductions agreed to by the Company and the Contractor. The Company expects to fund the construction of the Blue Springs expansion with available cash and cash from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement dated May 11, 2016, among the Registrant, Entertainment Gaming Asia Inc. and Dolphin Products Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q filed with the SEC on August 11, 2016)

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 10, 2016	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

