Form 10-K
period 2016-12-31
Gaming Partners International CORP
filed 2017-03-24
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the most recently completed second fiscal quarter) based on the closing price as reported on the NASDAQ Global Market of $9.30 per share: $37,078,337.

As of March 7, 2017, there were 7,928,594 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of our definitive Proxy Statement relating to our 2017 annual stockholders’ meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2016.

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

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “GPIC,” “our company,” “we,” “us,” “our,” “the Company,” and similar names refer to Gaming Partners International Corporation and its subsidiaries.

Item 1.  Business

Company Overview

Gaming Partners International Corporation, a Nevada corporation, is headquartered in North Las Vegas, Nevada. The Company was formed in 2002 through a reverse merger between Paul-Son Gaming and Bourgogne et Grasset. GPIC has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

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

Product Segments

We operate in one operating segment – casino table game products. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Geographic and Product Line Information, for information concerning our product lines.

Products

The following describes our products by product line and the table shows sales (dollars in thousands) for the years ended December 31:

	2016		2015		Year to Year Change

Casino currency without RFID	$15,698	19.1%	$17,762	22.8%	$(2,064)	(11.6)%
Casino currency with RFID	16,123	19.6%	12,852	16.4%	3,271	25.5%
Total casino currency	31,821	38.7%	30,614	39.2%	1,207	3.9%

Playing cards	26,708	32.5%	24,171	30.9%	2,537	10.5%
Table accessories and other products	6,639	8.1%	7,243	9.3%	(604)	(8.3)%
Table layouts	5,259	6.4%	6,199	7.9%	(940)	(15.2)%
RFID solutions	3,000	3.7%	2,186	2.8%	814	37.2%
Dice	2,859	3.5%	2,685	3.4%	174	6.5%
Gaming furniture	2,645	3.2%	1,990	2.5%	655	32.9%
Shipping	3,208	3.9%	3,150	4.0%	58	1.8%
Total	$82,139	100.0%	$78,238	100.0%	$3,901	5.0%

Casino Currency

Casinos use chips, plaques, and jetons as currency at table games. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino currency, like real currency, is subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as ultra-violet (UV) pigments, UV inks, four-color process UV markings, infrared pigments, DNA type taggants, gold lace materials, alpha dots, customized rings, number serializations, security films, holograms, and micro-text. Manufacturing techniques used to thwart counterfeiting include creation of intricate multi-shot molds and complex currency designs to increase replication difficulty. Our most sophisticated anti-counterfeiting feature is an RFID device, based on a microchip that can be embedded in our casino currency making it counterfeit resistant when combined with our chip inventory, validation and tracking system (CIS).

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

American style Casino Currency. American-style casino currency, commonly known as chips, is used worldwide. There are currently four main manufacturing technologies used to produce this type of currency: injection molding, thermo-compression molding, laser cut-thermo-compression, and sublimation. We produce casino currency using all four of these methods. We sell American-style casino currency under the Paulson®, Bud Jones®, Blue Chip® (BC®), Dolphin® and Bourgogne et Grasset® (BG®) brand names.

•	Injection-molded Currency. Our BG®, Dolphin® and Bud Jones® Plastic injection-molded casino currencies are made with several injection-molded colors, typically with a central metal piece for added weight, and printed decals. There are several standard diameters and a wide range of design and color combinations. Various security features are used to make the currencies counterfeit resistant, including using various UV, 3-in-1 UV and infra-red pigments, and other ELP pigments, specialty inks, security taggants, holograms, 4C-UV, security film, serialization, Datatrace, DNA security powders (that can be read with specialized equipment), electromagnetic (EM) detection and RFID technology. Under our BG® brand, our Premium Chip allows for the design and full customization of the chip mold. Our new BG® V-Series chip line was developed using an exclusive and highly durable injection material formula. The V-Series utilizes a proprietary and interchangeable mold system that offers customers a broader range of mold designs and the option to select between two decal sizes. All V-Series chips come standard with ChipShield, an anti-fungal agent that keeps chips cleaner. All four color shot V-Series chips come standard with an exclusive state-of-the-art hidden infra-red security feature.

•	Thermo-compression Molded Currency. Our Paulson® and Blue Chip® (BC®) thermo-compression molded casino currencies are manufactured using a proprietary formulation. Printed decals or “inlays” are incorporated in the product during the compression steps. Customized designs, security, and identifying features can be incorporated into the currencies. These casino currencies have a unique feel when stacked and are commonly referred to as “clay chips.” Various security features are used to make this currency counterfeit resistant, including UV and infra-red pigments, UV and 4C-UV inks, alphadots, custom molds, serialization, EM detection and RFID technology. Our Paulson® Premium Chip has an outer décor ring made from the same materials used in our European-style plaques and jetons. The addition of the décor ring gives customers the option of adding additional security features.

•	Laser CutThermo-compression Currency. Our BG® J3 jeton is a laser cut, thermo-compression casino currency that features intricate edge insert designs, two decal size options and the most advanced technology in security features. The J3 is referred to as a hybrid chip as it combines European-style plaque and jeton materials and aesthetic features with the feel and handling properties of American-style casino currency. Security features such as RFID technology, EM detection, microdots, gold lace, serialization, 4C-UV, UV Electro Luminescent and infra-red pigments, holograms and security film can be added to make the currency more counterfeit resistant.

•	Sublimation Currency. Sublimation currency, manufactured under the BG® brand, is made from an injection-molded white disc. Currency designs are transferred to the disc using a technology called “pad printing.” This technology permits simultaneous printing of the face and the edge of the chip. We refer to this casino currency style as “Full Face.” The security feature available is infra-red pigments.

European-style Casino Currency Plaques and jetons are European-style casino currency. Plaques can be rectangular, square, oval, or custom-shaped and are available in various sizes. Jetons are circular with multiple diameters. Plaques and jetons are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, EM detection, and RFID technology. We offer a number of standard designs as well as highly customized designs. GPI SAS created its original product line in 1925 and has since held the leading position in this market since that time.

RFID Casino Currency Since 1996, we have been at the forefront of applying RFID technology to casino currency. Our RFID products include RFID embedded currency and readers and antennas for the cage, gaming tables, and chip vaults. All of these RFID products can be integrated with our CIS software to provide authentication and inventory management across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino currency, either one at a time or in larger quantities, whether in stacks, racks, chip trays, or cabinets. When integrated with CIS, casino management can access, in real-time, a number of custom reports.

Use of RFID in gaming started with our low-frequency (125 KHz) devices used primarily for security. In 2006, we developed and introduced a faster, high-frequency (13.56 MHz) line of RFID products which offered a higher level of security and had much faster reading speeds, allowing tracking of currency movements within a casino. In 2015, after three years of research and development, we introduced SMART, a proprietary, high performance RFID technology. Using a new generation of RFID tags and antennas, SMART operates at even faster chip reading speeds. The SMART reader generates less heat and requires a smaller footprint.

RFID Solutions RFID Solutions are customized applications running on CIS which integrate into a casino’s system to authenticate and track casino currency. As part of the service, we also provide associated hardware support and maintenance services.

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

Table Layouts

All live gaming tables are covered with a layout printed with artwork particular to each specific game and casino preference. To give our customers maximum design flexibility, we have developed an extensive range of layouts using wool, polyester, and our proprietary Paulson® FX material. Printing processes include screen printing, custom hand painting, and full graphic sublimation. All graphic designs are developed in house by our art department.

Dice

We manufacture and sell various brands of dice. We offer a variety of options, including size, finish type, customer logo, color, serialization, and security features. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than a day.

Gaming Furniture

We sell a complete line of table gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming furniture is custom built based on a casino’s designs and specifications. Our tables can be designed to incorporate all of our accessories and RFID systems as wll as all third-party products, such as playing card shufflers, playing card readers, monitors, and bill validators. Table Gaming furniture is typically sold in combination with table layouts and table accessories.

Table Accessories and Other Products

We offer a full line of table game accessories, including table displays, roulette reader boards, foot rails, chip trays, drop boxes, shoes, cut cards, dice sticks, lammers, markers and buttons., We manufacture many of these products and have aligned with a number of third-party vendors, such as TECHART, to provide those products we don’t manufacture. We are a licensed manufacturer of roulette wheels and sell them worldwide.

Backlog

At December 31, 2016, our backlog of signed orders to be delivered during 2017 was $17.4 million, consisting of $9.0 million for GPI USA, $8.1 million for GPI Asia, and $0.3 million for GPI SAS. At December 31, 2015, our backlog of signed orders for 2015 was $9.0 million, consisting of $6.4 million for GPI USA, $2.2 million for GPI Asia, and $0.4 million for GPI SAS.

Sales, Advertising, and Promotion

We maintain a global sales network. In the Americas, we primarily sell through our U.S.-based sales force. In Europe and Africa, we primarily sell through our Beaune, France-based sales force. In the Asia-Pacific region, we distribute products through our Macau S.A.R., China-based sales force. In a few cases, when direct selling was not feasible because of local conditions, we have entered into agreements with carefully selected local sales agents or distributors. However, we always maintain direct contact with the customer to ensure that our brand integrity is not compromised.

We have product design teams in the United States, Mexico, France, and Asia to support our sales staff to develop artwork for custom products and to assist our manufacturing operations.

We actively promote our product lines and service capabilities, and product quality in a variety of traditional and emerging media. We place advertising in trade publications, support frequent editorial inquiries, and participate in major casino industry trade shows, including the Global Gaming Expo (G2E) events in Las Vegas, Nevada, and Macau S.A.R., China, the International Casino Exhibition (ICE) show in London, England, and the National Indian Gaming Association (NIGA) show held in various cities in the United States. We also promote our products through periodic direct-to-customer print and e-mail campaigns and maintain a website dedicated to providing our customers with an easy-to-use product information resource.

We also market casino-specific themed products in certain gaming jurisdictions, including casino currency, table layouts, playing cards, and dice. These themed products are used by our customers to promote special events, including sporting events, conventions, holidays, casino anniversaries, and premier entertainment events.

Competition

We compete in all our product lines against a number of table game equipment suppliers. Competitive advantages include our reputation, manufacturing capability, sales staff experience, distribution channels, regulatory and jurisdictional licenses, financial strength, and being one of the few companies to provide a complete line of casino table game products..

Casino Currency. Major competitors in casino currency are ICON Poker, Inc., based in the United States; Abbiati Casino Equipment Snc., based in Italy; and Matsui Gaming Machine Co., Ltd., based in Japan. Competitive advantages are region specific products, reputation, quality, widespread jurisdictional licensing, emphasis on and the range of security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions. Primary competitive advantages for RFID solutions sales are experience with tracking of the complete supply chain of our RFID currency, exclusive licenses and patents, CIS software, product quality, security, service, and value.

Playing Cards. Major competitors in playing cards are The United States Playing Card Company based in the United States, and the Angel Playing Cards Co., Ltd, based in Japan. Competitive advantages are card characteristics such as finish, weight of paper, and snap memory, as well as manufacturing capacity, multiple brand, jurisdictional licensing, security, quality control, delivery reliability and value.

Table Layouts. Primary competitors in table layouts are Midwest Game Supply Co., and Rye Park Gaming LLC, both based in the United States, as well as TCS/John Huxley based in the United Kingdom, and Matsui and Colorway, based in Asia. In addition, there are numerous small, regional competitors. Competitive advantages are fabric quality and durability, quick delivery, printing processes, and value.

Gaming Furniture. Principal competitors in gaming furniture are USA Gaming Supply Inc., Avalon Gaming Inc., and MSC Gaming Inc., all based in the United States, as well as TCS/John Huxley, Abbiati Casino Equipment, and regional wood shops. Primary competitive advantages are the ability to design and produce a wide range of gaming furniture, short production lead times, craftsmanship, jurisdictional approvals, and value.

Table Accessories and Other Products. Principal competitors in table accessories and other products are small local distributors. Key competitive advantages are the ability to be a single-source supplier of all table game products., service and product quality.

Dice. Our primary competitor in dice is Midwest Game Supply Co. Primary competitive advantages are product quality, manufacturing capacity, multiple brands, product options, service, and value.

Materials and Supplies

Where possible, we diversify our supplier base to avoid a disruption of supply. Most of our raw materials are staple goods such as plastic, wood, felt, and synthetic fabric, which are readily available from several suppliers. We believe the availability of these materials is adequate to meet our ongoing manufacturing needs. However, some key components or raw materials, such as RFID tags or paper, have unique suppliers. For these critical supplies, we inventory, when possible, additional quantities.

Manufacturing

Most of our products are produced based on discrete orders. We manufacture little to inventory. Our manufacturing facilities are in Beaune, France; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; and Macau S.A.R., China. In France we produce our Bourgogne et Grasset® American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson®, Bud Jones®, Dolphin®,and Bourgogne et Grasset® American-style casino chips, as well as table layouts, gaming furniture, table accessories, and dice. In Blue Springs, we produce Paulson® and Gemaco® playing cards, and table layouts. In Macau S.A.R., we manufacture table layouts. We have the facilities, equipment, and personnel necessary to meet expected customer demand.

Research and Development

We continually invest in developing or acquiring new or improved products. In 2015, we introduced a new casino currency product line, the V-Series, an American-style injection molded chip made with a proprietary mold system using a new injection material formula. We also launched SMART RFID, the latest generation of RFID technology, built on the ISO 18000-3M3 standard. The introduction of SMART RFID was accompanied by a new suite of antennas and peripherals for the cage, pit, vault and table as well as the release of a major CIS software upgrade For information regarding the amounts spent during 2016 and 2015 on research and development activities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We own numerous United States and internationally protected patents, trademarks and logos. Our trademarks, logos, and patent rights are valuable to our operations and are an important part of our marketing strategy. Our policy is to actively pursue and maintain registration of our patents, trade secrets, trademarks and logos where needed, and to vigorously defend against any infringement or dilution.

Environmental Matters

Our operations are in compliance with international, federal, state, and local environmental laws and regulations. Liability for environmental remediation is accrued if considered probable and costs can be reasonably estimated.

Employees

At December 31, 2016, we employed 730 full time employees, consisting of 341 employees in Mexico, 250 in the United States, 115 in France, and 24 in Macau S.A.R. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

In August 2012, the Securities and Exchange Commission (SEC) adopted the conflict mineral rules requiring issuers that manufacture products that contain certain minerals and metals, known as conflict minerals, to perform due diligence and to report annually to the SEC whether such minerals originated in the Democratic Republic of Congo or an adjoining country. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals that we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. A report is due annually on May 31 for the previous calendar year.

Dependence on One or a Few Major Customers

At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance. At December 31, 2015, a different casino customer accounted for 33% of our accounts receivable balance.

Because of large orders for casino openings or expansions, it is not unusual to have temporary concentrations of our accounts receivable balance related to one or a few customers.

Financial Information about Geographic Areas

See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Geographic and Product Line Information, for financial information by geographic area.

Available Information

Our principal executive office is located at 3945 West Cheyenne Avenue, North Las Vegas, Nevada 89032. Our telephone number is (702) 384-2425. Our website is www.gpigaming.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, any amendments to those reports, are available on our website free of charge as soon as reasonably practicable after we electronically file, or furnish, them to the SEC. The information found on our website is not incorporated or part of this annual report on Form 10-K or any other report we file or furnish to the SEC. Copies are also available free of charge by (i) telephonic request to our Investor Relations Department at (702) 384-2425, or (ii) written request to Gaming Partners International Corporation, Attn: Investor Relations, 3945 West Cheyenne Avenue, Suite 208, North Las Vegas, Nevada 89032.

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

Demand for our products could be adversely affected by:

•	a significant shift in player preferences away from live table games to electronic, mobile, or online gaming, including the further legalization, expansion, and popularity of electronic, mobile, and online gaming;

•	slow growth rate of new and existing land-based casinos and markets;

•	delays of scheduled openings of newly constructed or planned land-based casinos;

•	a decline in the rate of replacement of existing products;

•	a decline in the public acceptance of gaming;

•	a decline in the popularity of the types of games with which our products are used;

•	a decline in the perceived usefulness and necessity of counterfeit security features in our products;

•	an increase in the popularity of competitors’ products;

•	a shift in customer preference between American-style casino chips and European-style plaques and jetons; and

•	an increase in the number of competitors in the casino currency market or an inability to compete effectively with existing or new competitors.

Our success in the gaming industry depends in part on our ability to develop and introduce innovative products and could be adversely affected by:

•	any defects in our RFID casino currencies or related products, or a failure of such products containing new innovative technology to perform as contemplated, which could result in the rejection or return of our products, damage to our reputation, lost revenues, increased service costs, warranty claims, and litigation;

•	a lack of success in integrating our RFID technology with other technology for table game products, such as player tracking systems;

•	the inability of us or another company to develop, sell, and support RFID-related applications requested by our customers, thereby making our RFID casino currencies less attractive;

•	any delay by us in introducing new products on schedule;

•	the development of competing new technologies, making our technology obsolete or undesirable; and

•	a lack of success in developing or adequately servicing new products, in particular our products with security features.

Our intellectual property rights are subject to risks, including:

•	approval of competitors’ patent applications that may restrict our ability to compete effectively;

•	competitors’ infringement upon our existing trademarks, patents, trade secrets, and copyrights;

•	expiration of our patents and licenses;

•	inability to obtain, maintain, and defend patents, trademarks, copyrights, and trade secrets to protect our products and technology;

•	costs in defending our intellectual property rights, including indirect costs related to the diversion of management’s time and attention away from the operation of our business;

•	successful challenge of our patents regarding our RFID embedded casino currencies; and

•	ineffective or lack of enforcement of patents by our licensors.

Our business is vulnerable to changing economic conditions, including:

•	uncertainties related to changing economic conditions, including those that affect the health of the gaming industry;

•	declines in discretionary spending on entertainment activities, including gaming, for reasons beyond our control such as continued negative economic conditions, travel or tourism declines, natural disasters, acts of war or terrorism, transportation disruptions and other travel limitations, or health epidemics;

•	consolidations within the gaming industry;

•	higher than anticipated manufacturing, selling, administrative, legal, and/or distribution costs;

•	changes in interest rates resulting in changes in the fair market value of our financial instruments or increased interest expense;

•	changes in interest rates causing a reduction of investment income or in the value of market-rate-sensitive instruments;

•	a tightening of the availability of capital so that loans to us or to our customers would only be available at cost-prohibitive terms and conditions; and

•	unfavorable changes in federal, state, or foreign taxation laws or application of such laws that could reduce our profitability.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is in a 15,000 square-foot facility that we lease in North Las Vegas, Nevada. We manufacture and store our primary products at facilities in San Luis Rio Colorado, Mexico; San Luis, Arizona; Blue Springs, Missouri; Beaune, France; and Macau S.A.R., China. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R.

North Las Vegas, Nevada. On December 30, 2015, we sold our building (approximately 64,700 square feet) and land in Las Vegas, Nevada, to an unrelated third party for $3.95 million. This property had housed our corporate headquarters and Las Vegas sales offices, as well as a warehouse and part of our product design services department. In early 2016, we relocated our headquarters to 3945 West Cheyenne Avenue, North Las Vegas, Nevada. We are leasing approximately 15,000 square feet for a term of seven years commencing on January 1, 2016.

San Luis Rio Colorado, Mexico. We manufacture casino currencies, table accessories, table layouts, dice, and gaming furniture at three facilities in San Luis Rio Colorado, Mexico. These facilities include 80,000 square-feet of leased facilities, and a 70,000 square-foot facility which we own.

San Luis, Arizona.  We warehouse inventory in an 8,000 square-foot leased facility in San Luis, Arizona, across the border from our Mexican manufacturing facility.

Blue Springs, Missouri. We manufacture playing cards and table layouts at a facility in Blue Springs, Missouri. This facility includes 65,000 square-feet of manufacturing, office, and sales administration space. In addition, we lease 20,000 square feet of warehouse space in Independence, Missouri.

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

Facility Capacity. With a total of approximately 322,700 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2016, we believe we have sufficient production capacity to meet anticipated demand for all of our products.

Item 3.  Legal Proceedings

We are not a party to any material pending legal proceeding or pending proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

There can be no assurance that we will prevail in any litigation. Liability for material claims are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Commitments and Contingencies, for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported on the NASDAQ Global Market during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 7, 2017, the closing price was $10.46 per share.

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First Quarter	$10.33	$8.51	$12.49	$8.00
Second Quarter	9.98	8.55	13.40	9.45
Third Quarter	12.34	9.12	11.39	9.50
Fourth Quarter	11.95	10.27	10.31	8.08

Holders

There were 74 holders of record of our common stock as of March 7, 2017.

Dividend Policy

Our Board of Directors has no plans to pay a regular dividend on our common stock, but intends to evaluate from time to time the merit of paying a dividend. In December 2016 we paid a special cash dividend of $0.12 per issued and outstanding common share resulting in an aggregate dividend of $951,431.

Transfer Agent

Our stock transfer agent and registrar is Broadridge Corporate Issuer Solutions, P.O. Box 1342, Brentwood, NY 11717. Their telephone number is 1-877-830-4936.

Purchases of Equity Securities by the Issuer

While our 10b5-1 trading plan was terminated on August 12, 2013, our stock repurchase program remains in effect. As of December 31, 2016, 215,590 shares remain authorized for repurchase. No common shares were repurchased during 2016, and there is no assurance that we will repurchase any additional shares under the repurchase program.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included at Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$82,139	$78,238	$60,972	$56,173	$62,896
Cost of revenues	56,803	51,403	42,657	38,584	40,384
Gross profit	25,336	26,835	18,315	17,589	22,512
Selling, administrative, and research and development	17,776	16,926	16,127	16,970	15,352
Operating income	7,560	9,909	2,188	619	7,160
Other (expense) income, net	(34)	(173)	227	4	290
Income before income taxes	7,526	9,736	2,415	623	7,450
Income tax provision	2,343	2,805	(261)	(543)	1,375
Net income	$5,183	$6,931	$2,676	$1,166	$6,075

Earnings per share:
Basic	$0.65	$0.87	$0.34	$0.15	$0.75
Diluted	$0.64	$0.86	$0.33	$0.15	$0.75
Weighted-average shares of common stock outstanding:
Basic	7,929	7,926	7,916	7,942	8,122
Diluted	8,042	8,040	8,015	8,029	8,149

BALANCE SHEET DATA:
Cash and cash equivalents	$10,604	$17,788	$8,969	$14,492	$14,038
Marketable securities	-	3,503	3,597	5,724	13,546
Working capital	24,351	31,129	16,195	32,069	31,348
Property and equipment, net	24,310	14,102	15,087	10,996	11,190
Total assets	79,999	77,244	68,394	55,449	63,282
Current liabilities	14,741	15,201	19,794	6,106	14,487
Long-term debt	6,649	8,002	-	-	-
Total stockholders' equity (1)	57,533	53,788	48,265	47,473	46,621

(1)	No cash dividends were paid in 2015, 2014 or 2013. Cash dividends of $951,000 and $1,478,000, were paid in 2016 and 2012, respectively

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition for the year ended December 31, 2016. When reviewing this material you should refer to the additional detailed information in our consolidated financial statements and the accompanying notes at Item 8. Financial Statements and Supplementary Data. Except for historical information contained herein, statements in the following discussion may be forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results to differ significantly from those expressed. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A. Risk Factors.

For an overview of our business and information on our products, as well as other general information, see Item 1. “Business.”

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders.

Our backlog, which reflects signed orders to be delivered over the following twelve months, was as follows at December 31, 2016 and December 31, 2015:

	GPI USA	GPI Asia	GPI SAS	Total
December 31, 2016	$9.0 million	$8.1 million	$0.3 million	$17.4 million
December 31, 2015	$6.4 million	$2.2 million	$0.4 million	$9.0 million

Outlook

In the fourth quarter of 2016 we shipped our first order of Dolphin® chips. With the acquisition of assets from Dolphin Products Limited (Dolphin), we have strengthened our position in the growing Asia market. While there are a number of casinos scheduled to open in 2017 and 2018 in Macau, continuing uncertainty arising from regulators’ decisions on the timing of openings and the number of tables allotted to each new casino will impact both the amount of revenue we recognize and the timing of revenue recognition.

In the Americas, we have continued to experience steady growth in our playing cards product line. Nevertheless, operating challenges arising from the rapid growth of our business and our expansion at the Blue Springs, Missouri, facility has affected our profitability for 2016 and may affect it in 2017.

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

Financial and Operational Highlights

For the fourth quarter of 2016, our revenues were $23.1 million, a decrease of $0.4 million, or 1.5%, compared to revenues of $23.5 million in the fourth quarter of 2015. For the fourth quarter of 2016, our net income was $0.7 million, a decrease of $2.7 million, or 78.5%, compared to net income of $3.4 million in the fourth quarter of 2015.

For the year ended December 31, 2016, our revenues were $82.1 million, an increase of $3.9 million, or 5.0%, compared to revenues of $78.2 million in 2015. Our net income for 2016 was $5.2 million, a decrease of $1.7 million, or 25.2%, compared to net income of $6.9 million for 2015. The 2016 net income includes a $0.4 million impairment loss on intangible assets while the 2015 net income includes a gain of $1.3 million on the sale of a building and land we owned in Las Vegas, Nevada.

GPI SAS uses the euro as its functional currency. At December 31, 2016 and 2015, the U.S. dollar to euro exchange rates were 1.05 and 1.09, respectively, which represents a 3.5% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2016 and 2015 was stable at $1.11.

Our Mexican manufacturing plant uses the U.S. dollar as its functional currency. At December 31, 2016 and 2015, the Mexican peso to U.S. dollar exchange rates were 20.75 and 17.21, respectively, which represents a 20.6% stronger dollar compared to the peso. The average exchange rates for the years ended December 31, 2016 and 2015 were 18.72 and 15.86 pesos to the U.S. dollar, respectively, which represents a 18.0% stronger dollar compared to the Mexican peso. Because many of our expenses are in pesos, the strengthening of the dollar generated a positive impact on our gross margin of $0.9 million.

GPI Asia uses the U.S. dollar as its functional currency. At December 31, 2016 and December 31, 2015, the Macau pataca to U.S. dollar exchange rates were 8.20 patacas and 8.19 patacas, respectively, which represents a 0.2% stronger dollar compared to the Macau pataca. The Macau pataca to U.S. dollar average exchange rates for the years ended December 31, 2016 and 2015 were 8.17 patacas and 8.15 patacas, respectively, which represents a 0.3% stronger dollar compared to the Macau pataca.

Results of Operations

The following table summarizes selected items from our consolidated statements of income (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2016		2015		Year to Year Change
Revenues	$82,139	100.0%	$78,238	100.0%	$3,901	5.0%
Cost of revenues	56,803	69.2%	51,403	65.7%	5,400	10.5%
Gross profit	25,336	30.8%	26,835	34.3%	(1,499)	(5.6)%
Selling, administrative, and research and development	17,776	21.6%	16,926	21.6%	850	5.0%
Operating income	7,560	9.2%	9,909	12.7%	(2,349)	(23.7)%
Other (expense) income, net	(34)	(0.0)%	(173)	(0.2)%	139	(80.3)%
Income before income taxes	7,526	9.3%	9,736	12.5%	(2,210)	(22.7)%
Income tax provision (benefit)	2,343	2.9%	2,805	3.6%	(462)	16.5%
Net income	$5,183	6.3%	$6,931	8.9%	$(1,748)	(25.2)%

The following table presents certain data by geographic location (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2016		2015		Year to Year Change
Revenues
The Americas	$56,247	68.5%	$53,211	68.0%	$3,036	5.7%
Asia-Pacific	21,353	26.0%	21,341	27.3%	12	0.1%
Europe and Africa	4,539	5.5%	3,686	4.7%	853	23.1%
Total	$82,139	100.0%	$78,238	100.0%	$3,901	5.0%

The following table details our revenues by product line (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2016		2015		Year to Year Change

Casino currency without RFID	$15,698	19.1%	$17,762	22.8%	$(2,064)	(11.6)%
Casino currency with RFID	16,123	19.6%	12,852	16.4%	3,271	25.5%
Total casino currency	31,821	38.7%	30,614	39.2%	1,207	3.9%

Playing cards	26,708	32.5%	24,171	30.9%	2,537	10.5%
Table accessories and other products	6,639	8.1%	7,243	9.3%	(604)	(8.3)%
Table layouts	5,259	6.4%	6,199	7.9%	(940)	(15.2)%
RFID solutions	3,000	3.7%	2,186	2.8%	814	37.2%
Dice	2,859	3.5%	2,685	3.4%	174	6.5%
Gaming furniture	2,645	3.2%	1,990	2.5%	655	32.9%
Shipping	3,208	3.9%	3,150	4.0%	58	1.8%
Total	$82,139	100.0%	$78,238	100.0%	$3,901	5.0%

Comparison of Operations for the Years Ended December 31, 2016 and 2015

Revenues. For the year ended December 31, 2016, our revenues were $82.1 million, an increase of $3.9 million, or 5.0%, compared to revenues of $78.2 million in 2015. This increase in revenues is primarily due to an increase in the casino currency, the playing cards and the RFID solutions product lines, offset by a decrease in the table layouts product lines.

Cost of Revenues. For the year ended December 31, 2016, our cost of revenues was $56.8 million, an increase of $5.4 million, or 10.5%, compared to cost of revenues of $51.4 million for 2015. As a percentage of revenues, our cost of revenues increased to 69.2% in 2016 compared to 65.7% in 2015. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the year ended December 31, 2016, gross profit was $25.3 million, a decrease of $1.5 million, or 5.6%, compared to gross profit of $26.8 million for 2015. As a percentage of revenues, our gross profit decreased to 30.8% in 2016 compared to 34.3% in 2015. This decrease in gross profit was primarily related to operational challenges encountered on our playing cards product line arising from the rapid growth of the business. This product line was operating at or above 100 percent capacity for much of the year due to a very successful sales effort, necessitating a major expansion of the Blue Springs plant and upgrading production processes. These changes, executed while the product line was at or above full capacity, resulted in increased costs and lower productivity, reducing margins. This was especially true for the fourth quarter of 2016. Additional process improvements and personnel training are still under way. It is possible gross profit will be negatively impacted in 2017 before it increases. The playing cards gross profit impact was offset in part by an increase in RFID solutions sales and a stronger dollar as compared to the Mexican peso.

Selling, Administrative, and Research and Development Expenses. The following table details the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2016		2015		Year to Year Change
Marketing and sales	$6,407	7.8%	$6,438	8.2%	$(31)	(0.5)%
General and administrative	10,181	12.3%	9,273	11.8%	908	9.8%
Research and development	1,188	1.4%	1,215	1.6%	(27)	(2.2)%
Total selling, administrative, and research and development	$17,776	21.6%	$16,926	21.6%	$850	5.0%

For the year ended December 31, 2016, selling, administrative, and research and development expenses were $17.8 million, an increase of $0.9 million, or 5.0%, compared to selling, administrative, and research and development expenses of $16.9 million in 2015. As a percent of revenue, selling, administrative, and research and development expenses remained stable year over year at 21.6%.

Marketing and sales expenses and research and development expenses remained relatively unchanged in the year 2016 compared to 2015.

General and administrative expenses increased from 2015 to 2016 by $0.9 million. This is primarily due to an intangible asset impairment loss of $0.4 million in 2016 and a one-time gain on sale of our building and land in Las Vegas, Nevada of $1.3 million, recorded in 2015, partially offset by a decrease in compensation-related expenses of $0.7 million.

Other (Expense) and Income, net. The following table details other (expense) and income items (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2016		2015		Year to Year Change
Interest income	$23	0.0%	$12	0.0%	$11	90.3%
Interest expense	(242)	(0.2)%	(248)	(0.2)%	6	2.5%
Gain on foreign currency transactions	187	0.2%	38	0.0%	149	390.4%
Other (expense) income, net	(2)	(0.0)%	25	0.0%	(27)	(108.0)%
Other expense, net	$(34)	(0.0)%	$(173)	(0.2)%	$139	(80.3)%

For the year ended December 31, 2016, other expense decreased by $0.1 million compared to the prior year. This is primarily due to an increase in gain on foreign currency transactions.

Income Taxes. During the year ended December 31, 2016, our effective tax rate was 31.1%, compared to an effective tax rate of 28.8% for the year ended December 31, 2015. Our effective tax rate for the year ended December 31, 2016 was favorably affected by the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment. Our effective tax rate for the year ended December 31, 2015 differed from the statutory rate primarily because of the utilization of our foreign tax credit carryforwards, combined with the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS; partially offset by the tax impact of a $7.3 million deemed dividend from GPI Asia in 2015 and our Subpart F income adjustment.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2016	2015
Macau S.A.R., China	$4,672	$4,819
United States	2,994	4,669
Mexico	337	280
France	(477)	(32)
Total pre-tax income	$7,526	$9,736

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. These expenses totaled approximately $1.0 million for 2016, and approximately $1.5 million for 2015.

We account for uncertain tax positions in accordance with applicable accounting guidance. In 2015, the French Tax Administration started an examination of GPI SAS for the tax years 2013 and 2012 that is on-going.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, we entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. We borrowed the full amount under the term loan which will mature on June 26, 2022, and have not drawn any funds under the revolving loan. For additional information, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Debt.

Other potential sources of capital include, but are not limited to, additional bank credit facilities and the sale of stock. We believe we have the resources to satisfy our operating needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At December 31, 2016, we had $10.6 million in cash and cash equivalents. Of this amount, $4.1 million is held by GPI Asia, $3.3 million is held by GPI SAS, and $3.2 million is held by GPI USA. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, although foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia by GPI Asia could be repatriated tax free because US Federal Income Taxes have already been paid on these funds. Except for the $7.7 million of prior years’ deemed dividends, we continue to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, working capital, and current ratio for the years ended December 31(dollars in thousands):

	2016	2015	Year to Year Change
Cash and cash equivalents	$10,604	$17,788	$(7,184)	(40.4)%
Marketable securities	-	3,503	(3,503)	(100.0)%
Working capital	24,351	31,129	(6,778)	(21.8)%
Current ratio	2.7	3.0

The decrease in working capital is mostly due to the decrease in cash and cash equivalents. The change in cash is mostly due to capital expenditures to expand our operations at the Blue Springs, Missouri, facilities and the purchase of the assets from Dolphin, a wholly owned subsidiary of Entertainment Gaming Asia, Inc. (EGT). For additional information see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition.

Cash Flows. The following summarizes our cash flow (dollars in thousands) for the years ended December 31:

	2016	2015	Year to Year Change

Operating activities	$3,547	$10,586	$(7,039)	(66.5)%
Investing activities	(8,319)	(743)	(7,576)	(1,019.7)%
Financing activities	(2,281)	(568)	(1,713)	301.6%
Effect of exchange rates	(131)	(456)	325	71.3%
Net change	$(7,184)	$8,819	$(16,003)	181.5%

The decrease in cash flows provided by operating activities was primarily caused by an increase in inventories, a decrease in accounts payable and accrued liabilities, partially offset by an increase in customer deposits and deferred revenue.

The increase in cash flows used in investing activities was primarily due to an increase in capital expenditures, including the Dolphin asset acquisition, partially offset by a decrease in net purchases of marketable securities.

The increase in cash flows used in financing activities was primarily due to the payment of a special cash dividend to stockholders in December 2016 and an increase in principal payments on long-term debt.

Facilities. Our facilities are described at Item 2. Properties.

Capital Expenditures. In 2017 we plan to purchase approximately $6.5 million in property, plant, and equipment, composed mainly of machinery and equipment, compared to$11.9 million of property, plant, and equipment purchased in 2016. In 2017 we plan to continue investing in our Blue Springs, Missouri, facility. The main reason for the 2016 expenditures was due to capital investments being made at our Blue Springs, Missouri facility to increase capacity and the Dolphin asset acquisition.

Selected Quarterly Financial Information

	Year Ended December 31, 2016
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$16,093	$20,344	$22,559	$23,143	$82,139
Cost of revenues	12,125	13,027	15,036	16,615	56,803
Gross profit	3,968	7,317	7,523	6,528	25,336
Selling, administrative, and research and development expenses	4,005	4,444	4,039	5,288	17,776
Operating (loss) income	(37)	2,873	3,484	1,240	7,560
Other (expense) income, net	(82)	7	43	(2)	(34)
(Loss) income before income taxes	(119)	2,880	3,527	1,238	7,526
Income tax (benefit) provision	(39)	803	1,080	499	2,343
Net (loss) income	$(80)	$2,077	$2,447	$739	$5,183
Net (loss) income per share:
Basic	$(0.01)	$0.26	$0.31	$0.09	$0.65
Diluted	$(0.01)	$0.26	$0.30	$0.09	$0.64

	Year Ended December 31, 2015
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$18,656	$16,249	$19,844	$23,489	$78,238
Cost of revenues	12,332	11,615	13,391	14,065	51,403
Gross profit	6,324	4,634	6,453	9,424	26,835
Selling, administrative, and research and development expenses	4,555	4,161	4,431	3,779	16,926
Operating income	1,769	473	2,022	5,645	9,909
Other income (expense), net	35	(103)	127	(232)	(173)
Income before income taxes	1,804	370	2,149	5,413	9,736
Income tax (benefit) provision	(153)	511	474	1,973	2,805
Net income (loss)	$1,957	$(141)	$1,675	$3,440	$6,931
Net income (loss) per share:
Basic	$0.25	$(0.02)	$0.21	$0.43	$0.87
Diluted	$0.24	$(0.02)	$0.21	$0.43	$0.86

Contractual Obligations and Commercial Commitments

On May 11, 2016, we purchased certain assets dedicated to the design and manufacture of chips and plaques for gaming tables from EGT and Dolphin as described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition. At December 31, 2016, $1.1 million remained to be paid on each of the first two anniversaries of the closing.

On June 26, 2015, we entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Debt.

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2016 are anticipated to have on our liquidity and cash flow in future periods. Operating leases and contracts that are on a month-to-month basis are not included. For additional information, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Commitments and Contingencies.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	0 - 1 years	2 - 3 years	4 - 5 years	Thereafter
Debt	$8,016	$1,367	$2,853	$3,021	$775
Purchase and other commitment obligations (1)	8,934	7,834	1,100	-	-
Operating leases	2,691	929	1,013	533	216
Interest on debt	654	211	302	135	6
Total contractual cash obligations	$20,295	$10,341	$5,268	$3,689	$997

(1)	Amounts represent agreements to purchase goods or services and exclude any agreements that are cancelable without penalty.

As part of our commitment obligations, we included $2.2 million related to the Dolphin asset acquisition described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition.

Off-Balance Sheet Arrangements

We have no consolidated off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements included at Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow-moving inventories; goodwill; the valuation and amortizable lives of intangible assets; debt; and the recoverability of deferred tax assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and in the notes to our consolidated financial statements.

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

On occasion, we may recognize revenue under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, completed, invoiced, and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return such that the earnings process is complete. The customer must request a bill and hold arrangement, preferably in writing, must commit to the purchase, and the delivery date must be fixed.

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

Long-lived and Intangible Assets

Long-lived assets, including property and equipment and intangible assets, are amortized on a straight-line basis over their economic lives. Judgments are made in determining the estimated useful lives of long-lived assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable, and we record an impairment charge when the carrying amount of the asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

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

We review all of our uncertain tax positions and make a determination as to whether our position is more likely than not to be sustained upon audit by taxing authorities. If a tax position meets this more-likely-than-not threshold, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying tax issue.

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

Recently Issued Accounting Standards

Recently Issued Accounting Standards are described at Item 8. Financial Statements and Supplementary Data- Notes to Consolidated Financial Statements – Note 1. Nature of Business and Significant Accounting Policies.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

GAMING PARTNERS INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gaming Partners International Corporation and Subsidiaries

North Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gaming Partners International Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 17 to the consolidated financial statements, the Company prospectively changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ Moss Adams LLP

San Diego, California

March 24, 2017

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts and par value)

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,604	$17,788
Marketable securities	-	3,503
Accounts receivable, net	11,069	10,677
Inventories	14,987	10,199
Prepaid expenses	812	947
Deferred income tax assets	-	1,640
Other current assets	1,620	1,576
Total current assets	39,092	46,330
Property and equipment, net	24,310	14,102
Goodwill	10,292	10,292
Intangible assets, net	1,818	2,505
Deferred income tax assets	1,579	710
Inventories, non-current	598	670
Other assets, non-current	2,310	2,635
Total assets	$79,999	$77,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,466	$4,498
Accrued liabilities	5,698	6,456
Customer deposits and deferred revenue	3,679	2,080
Current portion of long-term debt	1,367	1,343
Income taxes payable	531	824
Total current liabilities	14,741	15,201
Long-term debt	6,649	8,002
Deferred income tax liabilities	-	170
Other liabilities, non-current	1,076	83
Total liabilities	22,466	23,456
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,219,577 shares issued and 7,928,594 shares outstanding	82	82
Additional paid-in capital	20,031	20,033
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	42,044	37,812
Accumulated other comprehensive loss	(2,361)	(1,876)
Total stockholders' equity	57,533	53,788
Total liabilities and stockholders' equity	$79,999	$77,244

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2016	2015
Revenues	$82,139	$78,238
Cost of revenues	56,803	51,403
Gross profit	25,336	26,835

Marketing and sales	6,407	6,438
General and administrative	10,181	9,273
Research and development	1,188	1,215
Operating income	7,560	9,909
Other (expense) income, net	(34)	(173)
Income before income taxes	7,526	9,736
Income tax provision	2,343	2,805
Net income	$5,183	$6,931

Earnings per share:
Basic	$0.65	$0.87
Diluted	$0.64	$0.86
Weighted-average shares of common stock outstanding:
Basic	7,929	7,926
Diluted	8,042	8,040

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2016	2015
Net income	$5,183	$6,931
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(485)	(1,555)
Total comprehensive income	$4,698	$5,376

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

(in thousands, except share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2015	7,916,094	$82	$19,886	$(2,263)	$30,881	$(321)	$48,265
Net income	-	-	-	-	6,931	-	6,931
Common stock options exercised	12,500	-	87	-	-	-	87
Stock compensation expense	-	-	77	-	-	-	77
Tax impacts of stock options	-	-	(17)	-	-	-	(17)
Foreign currency translation adjustment	-	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2015	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	5,183	-	5,183
Stock compensation expense	-	-	86	-	-	-	86
Tax impacts of stock options	-	-	(88)	-	-	-	(88)
Dividend paid to shareholders	-	-	-	-	(951)	-	(951)
Foreign currency translation adjustment	-	-	-	-	-	(485)	(485)
Balance, December 31, 2016	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income	$5,183	$6,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,319	2,388
Amortization of intangible assets	273	288
Provision for bad debt	(102)	711
Deferred income taxes	592	573
Stock compensation expense	86	77
Tax benefit on exercise or forfeiture of stock options	(88)	(17)
Loss (gain) on sale or disposal of property and equipment	7	(1,318)
(Gain) on sale of marketable securities	(1)	(7)
Impairment of intangibles	414	-
Pension plan adjustment	-	4
Change in operating assets and liabilities:
Accounts receivable	(293)	(1,097)
Inventories	(4,909)	(1,613)
Prepaid expenses and other current assets	96	(805)
Non-current other assets	234	124
Accounts payable	(1,047)	1,273
Accrued liabilities	(1,525)	2,709
Customer deposits and deferred revenue	1,601	(116)
Income taxes payable	(293)	481
Net cash provided by operating activities	3,547	10,586

Cash Flows from Investing Activities
Purchases of marketable securities	-	(8,209)
Proceeds from sale of marketable securities	3,556	7,935
Proceeds from sale of property and equipment, net of fees	-	3,795
Capital expenditures	(11,875)	(4,264)
Net cash used in investing activities	(8,319)	(743)

Cash Flows from Financing Activities
Cash paid for demand line of credit	-	(10,000)
Proceeds from debt obligation	-	10,000
Principal payments on long-term debt	(1,330)	(655)
Dividends paid	(951)	-
Proceeds from exercise of stock options	-	87
Net cash used in financing activities	(2,281)	(568)
Effect of exchange rate changes on cash	(131)	(456)
Net (decrease) increase in cash and cash equivalents	(7,184)	8,819
Cash and cash equivalents, beginning of period	17,788	8,969
Cash and cash equivalents, end of period	$10,604	$17,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$242	$248
Cash paid, net of refunds received, for income taxes	$2,126	$1,409

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired through accounts payable, accrued and non-current other liabilities	$1,849	$240

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

We have three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

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

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in various United States banks. Several accounts are in excess of the federally-insured limit of $250,000. We also maintain cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and current portion of long-term debt approximates the carrying amount of these financial instruments due to their short-term nature. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to the Company.

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

Years
Buildings and Improvements	3 - 40
Equipment and Furniture	2 - 15
Vehicles	5 - 7

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

Long-Lived and Intangible Assets. We evaluate the carrying value of long-lived assets (including property and equipment and intangible assets) for possible impairment when events or change in circumstances indicate that the carrying value of an asset may not be recoverable. In general, we will identify a potential impairment loss when the sum of undiscounted expected cash flows from the asset is less than the carrying amount of such asset. We record an impairment loss when the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds the estimated fair value. Intangible assets, such as patents and trademarks, are amortized using the straight-line method over their economic lives.

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

On occasion, we may recognize revenue under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, completed, invoiced, and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return such that the earnings process is complete. The customer must request a bill and hold arrangement, preferably in writing, must commit to the purchase, and the delivery date must be fixed.

Research and Development. Research and development costs are the costs related to developing new and improved products and manufacturing processes, including staff compensation and related expenses, subcontract costs, materials, and supplies. Such costs are charged to expense when incurred and are included in our consolidated statements of income.

Income Taxes. We recognize a current tax liability or asset for estimated taxes payable or refundable on tax returns for the current year and a deferred non-current tax liability or asset for estimated future tax effects, attributable to temporary differences and carryforwards.

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

We review all of our tax positions and make a determination as to whether our position is more likely than not to be sustained upon examination by tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability that the amount is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. We recognize interest and penalties related to unrecognized tax positions in the provision for income taxes on our consolidated statements of income.

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

Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for doubtful accounts receivable; write-downs of slow moving, excess, and obsolete inventories; the depreciable lives of fixed and intangible assets; estimates for the recoverability of long-lived assets, including intangible assets; the recoverability of deferred tax assets; and potential exposures relating to litigation, claims, and assessments. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards. In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The ASU becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption but does not expect the adoption to significantly impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard.

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU No. 2015-17 is effective for the interim and annual periods beginning after December 15, 2016. Early adoption is permitted. During the fourth quarter of 2016, we elected to prospectively adopt this standard. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated statements of income and comprehensive income.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption but does not expect the adoption to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2014-15, 'Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. During the fourth quarter of 2016, we early adopted this standard. As such we evaluated the Company’s situation and concluded that there was no substantial doubt about the Company’s ability to continue as a going concern.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption. The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adoption but does not expect it to significantly impact the consolidated financial statements.

Note 2. Dolphin Asset Acquisition

On May 11, 2016, the Company entered into and closed an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The purchased assets were primarily equipment and inventory.

The acquisition was treated as an asset acquisition. The total cost of the acquisition was $7.3 million, with $5.1 million paid at December 31, 2016 and $1.1 million, included in accrued liabilities and non-current other liabilities, to be paid on each of the first two anniversaries of the closing. The acquisition cost has been allocated as follows (in thousands):

Assets acquired
Property and equipment	$5,691
Inventory	1,622

Total acquired	$7,313

Note 3.  Cash, Cash Equivalents, and Marketable Securities

We hold our cash, cash equivalents, and marketable securities in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings at December 31 (in thousands):

	2016			2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Macau S.A.R., China	$4,104	$-	$4,104	$4,040	$-	$4,040
France	3,263	-	3,263	887	3,503	4,390
United States (including Mexico)	3,237	-	3,237	12,861	-	12,861
Total	$10,604	$-	$10,604	$17,788	$3,503	$21,291

Available-for-sale marketable securities as of December 31, 2015 consist of investments in securities such as certificates of deposit offered by French banks and bond mutual funds (in thousands):

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

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance. At December 31, 2015, a different casino customer accounted for 33% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
2016	$990	$(102)	$(84)	$-	$804
2015	$302	$711	$(19)	$(4)	$990

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2016	2015
Raw materials	$11,129	$7,653
Work in progress	1,137	668
Finished goods	3,319	2,548
Total inventories	$15,585	$10,869

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows at December 31 (in thousands):

	2016	2015
Current	$14,987	$10,199
Non-current	598	670
Total inventories	$15,585	$10,869

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2016	2015
Income tax-related assets	$722	$135
Refundable value-added tax	516	818
Deposits	328	478
Other, net	54	145
Total other current assets	$1,620	$1,576

Note 7. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2016	2015
Land	$636	$520
Buildings and improvements	10,280	6,839
Equipment and furniture	35,618	26,912
Vehicles	379	403
Construction in progress	1,327	1,403
	48,240	36,077
Less accumulated depreciation	(23,930)	(21,975)
Property and equipment, net	$24,310	$14,102

Depreciation expense for the years ended December 31, 2016 and 2015 was $3.3 million and $2.4 million, respectively. At December 31, 2016 the $1.3 million of construction in progress was primarily related to Dolphin assets waiting to be placed in service and the building expansion at our Blue Springs, Missouri, facility. At December 31, 2015, the $1.4 million of construction in progress was primarily related to the Blue Springs, Missouri, facility building expansion.

Note 8. Goodwill and Intangible Assets

We have goodwill valued at $10.3 million as of December 31, 2016 arising from the GemGroup acquisition in 2014.

Intangible assets consist of the following at December 31 (dollars in thousands):

	2016			2015
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(579)	$1,132	$1,772	$(454)	$1,318	10-15
Customer list	897	(278)	619	1,323	(245)	1,078	10-15
Patents	542	(527)	15	542	(520)	22	14
Other intangible assets	372	(320)	52	372	(285)	87	3-10
Total intangible assets	$3,522	$(1,704)	$1,818	$4,009	$(1,504)	$2,505

Amortization expense for intangible assets for the years ended December 31, 2016 and 2015 was $273,000 and $288,000, respectively. The reduction in trademarks and in customer list reflects a reduction in the fair value of those items. A $400,000 impairment loss for a decrease in fair value of a trademark and a customer list was recorded under general and administrative expenses. The decrease in fair value was the result of the loss of two customers.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Amortization
Year	Expense
2017	$224
2018	209
2019	203
2020	202
2021	193
Thereafter	787
Total	$1,818

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2016	2015
Accrued bonuses and commissions	$1,221	$1,590
Accrued salaries, wages, and related costs	1,182	1,308
Accrued fixed asset acquisition liability	1,076	-
Accrued vacation	894	906
Miscellaneous taxes	578	576
Accrued legal fees	15	550
Other	732	1,526
Total accrued liabilities	$5,698	$6,456

The accrued fixed asset acquisition liability is the current portion of the liability owed to EGT and resulting from the Dolphin acquisition (described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition). A non-current liability is also recorded for the same amount: $1.1 million.

Note 10. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company is in compliance with all financial covenants as of December 31, 2016.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven year amortization schedule.

At December 31, 2016, estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year	Long Term Debt
2017	$1,367
2018	1,406
2019	1,447
2020	1,489
2021	1,532
Thereafter	775
$8,016

Note 11. Commitments and Contingencies

Operating Lease Commitments The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire at various points through 2022.

Operating lease expense for the years ended December 31, 2016 and 2015 was $1,704,000 and $841,000, respectively. Our operating lease expenses are recognized on a straight-line basis.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financials Statements - Note 19. Related-Party Transactions for the years ending December 31 (in thousands):

Minimum
Lease
Year	Payments
2017	$929
2018	719
2019	294
2020	264
2021	269
Thereafter	216
Total	$2,691

Legal Proceedings and Contingencies Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

From time to time we are engaged in disputes and claims that arise in the normal course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position or results of operations, but the outcome of these actions is inherently difficult to predict. There can be no assurance that we will prevail in any such litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

Employment Agreements The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $697,000.

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

The following table presents certain data by geographic area for the years ended December 31 (dollars in thousands):

	2016		2015
Revenues
The Americas	$56,247	68.5%	$53,211	68.0%
Asia-Pacific	21,353	26.0%	21,341	27.3%
Europe and Africa	4,539	5.5%	3,686	4.7%
Total	$82,139	100.0%	$78,238	100.0%

The following table represents our net sales by product line for the years ended December 31 (dollars in thousands):

	2016		2015

Casino currency without RFID	$15,698	19.1%	$17,762	22.8%
Casino currency with RFID	16,123	19.6%	12,852	16.4%
Total casino currency	31,821	38.7%	30,614	39.2%

Playing cards	26,708	32.5%	24,171	30.9%
Table accessories and other products	6,639	8.1%	7,243	9.3%
Table layouts	5,259	6.4%	6,199	7.9%
RFID solutions	3,000	3.7%	2,186	2.8%
Dice	2,859	3.5%	2,685	3.4%
Gaming furniture	2,645	3.2%	1,990	2.5%
Shipping	3,208	3.9%	3,150	4.0%
Total	$82,139	100.0%	$78,238	100.0%

In 2016, we had no casino customer that accounted for 10% or more of revenues. In 2015, one Macau S.A.R casino customer accounted for 10% of revenues.

The following table represents our property and equipment, net by geographic area at December 31 (in thousands):

	2016	2015
United States	$13,242	$7,000
Mexico	6,142	3,249
France	4,614	3,544
Macau S.A.R., China	312	309
Total	$24,310	$14,102

The following table represents our intangible assets, net by geographic area at December 31 (in thousands):

41

	2016	2015
United States	$1,772	$2,006
Macau S.A.R., China	46	497
France	-	2
Total	$1,818	$2,505

Note 13. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan (the Pension Plan) which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to the Pension Plan at December 31 (in thousands):

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$458	$472
Service cost	28	28
Interest cost	10	9
Actuarial loss	38	5
Benefits paid	(18)	(7)
Effect of foreign exchange rate changes	(19)	(49)
Benefit obligation at end of year	$497	$458

Change in plan assets:
Fair value of plan assets at beginning of year	$362	$401
Actual (loss) return on plan assets	(34)	2
Effect of foreign exchange rate changes	(11)	(41)
Fair value of plan assets at end of year	317	362
Funded status and accrued benefit cost	$(180)	$(96)

At December 31, 2016 and 2015, the accrued benefit cost of $180,000 and $96,000, respectively, was recognized in the consolidated balance sheet in other liabilities.

Pension Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2016	2015
Worldwide bond fund	$158	$165
Guaranteed equity fund	31	58
European equity fund	128	139
Fair value of plan assets at end of year	$317	$362

We did not make any contribution to the Pension Plan in either 2016 or 2015.

The weighted-average assumptions used in measuring the net periodic benefit cost and Pension Plan obligations as of December 31 are:

	2016	2015
Net periodic benefit cost:
Discount rate	1.50%	2.00%

Pension Plan obligations:
Discount rate	1.50%	2.00%
Rate of compensation increase	2.00%	2.00%

The accumulated benefit obligation was $405,000 and $370,000 as of December 31, 2016 and 2015, respectively.

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2016	2015
Service-cost benefits earned during the period	$28	$28
Interest expense on benefit obligation	10	9
Actual (return) loss on plan assets	34	(2)
Actuarial loss	38	5
Net pension expense	$110	$40

Projected benefit payments from the Pension Plan as of December 31, 2016 are estimated at $6,000 for 2017 through 2020, and an aggregate of $158,000 for 2021 through 2025.

We also sponsor a 401(k) plan for employees in the United States (the 401K Plan) who have worked for us for longer than six months and are 21 years of age or older. Our contributions to the 401K Plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the 401K Plan up to the lesser of the IRS annual limit or 15 percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the 401K Plan up to 4 percent of the participant’s wages. Our contributions to the 401K Plan for the years ended December 31, 2016 and 2015 were $101,000 and $110,000, respectively.

Note 14. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of our common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through December 31, 2016, we have repurchased an aggregate of 282,922 shares of our common stock at a cost of $2.1 million, or a weighted-average price of $7.30 per share. No shares were repurchased during 2016 or 2015, and there is no assurance that we will repurchase any additional shares under the repurchase program. As of December 31, 2016, 215,590 shares remain authorized for repurchase. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors.

In December 2016 we paid a special cash dividend of $0.12 per issued and outstanding common share resulting in an aggregate dividend of $951,431.

Note 15. Stock Option Programs and Share-based Compensation Expense

We have one active stock option plan which is the 1994 Directors’ Stock Option Plan, as amended and extended through January 31, 2019 (the Directors’ Plan). We are also party to a stock option agreement (Gronau Agreement) with our CEO, Gregory S. Gronau. The Directors’ Plan and the Gronau Agreement were both approved by our stockholders.

The Directors’ Plan provides that each non-employee director, upon joining the Board of Directors, will receive an initial option to purchase 6,000 shares of common stock. The initial option grant vests over a three-year period, with one-third of the option grant vesting at the end of each year. At the beginning of the fourth year of service on the Board of Directors, and each year thereafter, each non-employee director receives an annual grant to purchase 2,000 shares of common stock. In addition, each non-employee director annually receives options to purchase 1,500 shares of common stock for serving on certain committees of the Board of Directors. Options granted after the initial option grant vest immediately and are exercisable after six months.

The Board of Directors may grant discretionary stock options covering up to 100,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2016 or 2015. A maximum of 450,000 shares of common stock may be issued pursuant to options granted under the Directors’ Plan.

Mr. Gronau, was granted an option to purchase 150,000 shares of our common stock in 2009 pursuant to the Gronau Agreement. The stock option has a ten-year term and vested over a five-year period as follows: 20,000 shares on the first anniversary of the date of the grant; 30,000 shares on each of the second, third, and fourth anniversaries; and 40,000 shares on the fifth anniversary of the date of grant.

The following is a summary of stock option activity for the years ended December 31, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	384,000	$7.60
Granted	24,750	9.59
Expired	(3,500)	18.37
Exercised	(12,500)	6.97
Outstanding at December 31, 2015	392,750	7.65
Granted	25,500	9.83
Expired	(15,500)	19.40
Outstanding at December 31, 2016	402,750	$7.34	3.9	$1,855
Exercisable at December 31, 2016	387,250	$7.22	3.6	$1,855

For the year ended December 31, 2016, there were no options exercised. For the year ended December 31, 2015, the total intrinsic value of options exercised was $87,000.

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

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the years indicated.

Option valuation assumptions:	2016	2015
Dividend yield	3.0%	3.0%
Expected volatility	34.1%	34.1%
Risk-free interest rate	1.36%	1.50%
Expected term of options	5.6 yrs	5.6 yrs

Weighted-average fair value of options granted during the period	$3.35	$3.09

The following table summarizes our reported stock compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2016	2015
Stock compensation	$86	$77
Estimated tax benefit	(31)	(28)
Total stock compensation, net of tax benefit	$55	$49

Note 16. Other Income and Expense

Other income and expense consists of the following for the years ended December 31 (in thousands):

	2016	2015
Interest income	$23	$12
Interest expense	(242)	(248)
Gain on foreign currency transactions	187	38
Other (expense) income, net	(2)	25
Total other (expense) income, net	$(34)	$(173)

Note 17. Income Taxes

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2016	2015
Current:
U.S. Federal	$1,035	$1,207
U.S. State	43	251
Foreign	619	464
Total Current	1,697	1,922

Deferred:
U.S. Federal	666	673
U.S. State	59	(127)
Foreign	(79)	337
Total Deferred	646	883
Income tax provision (benefit)	$2,343	$2,805

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

	2016	2015
Foreign	$4,532	$5,067
United States	2,994	4,669
Income before income taxes	$7,526	$9,736

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2016	2015
Computed expected income tax expense	34.0%	34.0%
State income taxes, net of federal benefits	1.0%	1.7%
Subpart F income adjustment	8.6%	24.5%
Foreign rate differential (excluding research credit)	(10.2)%	(10.0)%
Change in valuation allowance	0.0%	(20.4)%
French research and low wage credit	(3.0)%	(2.3)%
Other, net	0.7%	1.3%
Income tax expense	31.1%	28.8%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Tax credits	$1,549	$1,602
Property and equipment	357	497
Stock compensation	557	615
French deferred assets	410	279
Bad debt reserves and inventory	774	828
Operating loss carry forwards	7	7
Other	337	672
Total deferred tax assets	3,991	4,500

Deferred tax liabilities:
Excess book basis in shares of GPI-SAS	$1,547	$1,603
French deferred liabilities	262	338
Intangible assets	603	379
Total deferred tax liabilities	2,412	2,320
Deferred tax assets, net	$1,579	$2,180

We prospectively adopted the provisions of ASU No. 2015-17 as of December 31, 2016. The adoption of the provision caused us to reclassify current deferred tax assets to noncurrent (netted within noncurrent liabilities) on our consolidated balance sheets. The prior reporting period was not retrospectively adjusted.

For our investment in GPI Asia, deferred taxes are not being provided on unrepatriated foreign earnings. These earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings from GPI Asia to finance U.S. operations. Except for the deemed dividends under Section 956 in 2015 and under Subpart F, we continue to assert that earnings from GPI Asia will be permanently reinvested. As of December 31, 2016, we had unremitted earnings of $0.4 million for GPI Asia. There were no unremitted earnings for GPI Asia at December 31, 2015.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2013 through 2016 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service and various states for GPIC and GPI USA, by the French Tax Administration for GPI SAS, and by the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia. In 2015, the French Tax Administration started an examination of GPI SAS for tax years 2013 and 2012 that is on-going.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows (in thousands):

	2016	2015

Balance at beginning of year	$241	$-
Increases related to current year tax positions	-	241
Foreign currency translation	17	-
Balance at end of year	$258	$241

All of the liability as of December 31, 2016 would affect our effective tax rate if recognized and amounts of interest and penalties are not expected to be significant. We anticipate that the balance of the unrecognized tax benefits will be eliminated within the next twenty-four months.

Note 18. Earnings per Share (EPS)

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2016	2015
Weighted-average number of common shares outstanding - basic	7,929	7,926
Potential dilution from equity grants	113	114
Weighted-average number of common shares outstanding - diluted	8,042	8,040

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the years ended December 31, 2016 and 2015 totaled to 38,077 and 46,500, respectively.

Note 19. Related-Party Transactions

We lease two manufacturing facilities totaling approximately 90,000 square feet located in San Luis Rio Colorado, Mexico, from an entity controlled by the family of Frank Moreno, the General Manager of GPI Mexicana. The facilities are leased through December 2018 at a monthly rent amount of $0.31 per square foot, or approximately $28,000.

In 2016, Alexandre Thieffry became our Executive Vice President of Finance. Mr. Alexandre Thieffry is the son of Alain Thieffry, our Chief Financial Officer and Chairperson of the Board. Mr. Alexandre Thieffry served as our Controller from 2011 through 2015.

Neither Mr. Moreno nor Alexandre Thieffry are directors or executive officers of the Company. Mr. Alain Thieffry is a director and executive officer of the Company. Our audit committee reviews any related party transactions involving our directors and executive officers.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016. Based upon this evaluation, our CEO and CFO have concluded that, as of December 31, 2016, the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting:

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(4)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of our CEO and CFO, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective. Management reviewed this assessment with the Audit Committee of our Board of Directors.

COSO updated the 1992 framework, which was released May 14, 2013, to Internal Control – Integrated Framework, and now considers the original framework superseded, although the SEC hasn’t provided a formal transition date.

Item 9B.  Other Information

None.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2017 annual meeting of stockholders (Proxy Statement) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this annual report on Form 10-K.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Nominees for Election of Directors,” “Board of Directors and Committee of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Executive Compensation,” “Director Compensation Table,” “Non-Employee Director Stock Options,” and “Non-Employee Director Cash Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Board of Directors and Committees of the Board.”

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Fees Paid to Independent Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included at Item 8. Financial Statements and Supplementary Data of this report:

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto included at Item 8. Financial Statements and Supplementary Data.

(a)(3) and (b) Exhibits

The exhibits listed in the Index of Exhibits following the signature pages of this annual report are filed with, or incorporated by reference in, this annual report

Item 16.  Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: March 24, 2017	By:	/s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2017	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 24, 2017	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2017	By:	/s/ Eric P. Endy
Eric P. Endy
Director

Date: March 24, 2017	By:	/s/ Martin A. Berkowitz
Martin A. Berkowitz
Director

Date: March 24, 2017	By:	/s/ Charles R. Henry
Charles R. Henry
Director

Date: March 24, 2017	By:	/s/ Robert J. Kelly
Robert J. Kelly
Director

Date: March 24, 2017	By:	/s/ Jean-Francois Lendais
Jean-Francois Lendais
Director

Index of Exhibits

Incorporated by Reference To
No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed
2.01*	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, between Registrant and Etablissements Bourgogne et Grasset SA, as amended by the First Amendment thereto, dated May 13, 2002		DEF 14A	000-23588	8/09/2002
2.02*	Stock Purchase Agreement, dated April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset SA listed on the signature pages thereto		DEF 14A	000-23588	8/09/2002
2.03*	Asset Purchase Agreement, dated July 1, 2014, among Registrant and GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent		8-K	000-23588	7/07/2014
2.04*	Asset Purchase Agreement, dated May 11, 2016, among Registrant, Entertainment Gaming Asia Inc. and Dolphin Products Limited		10-Q	000-23588	8/11/2016
3.01	Registrant's Amended and Restated Articles of Incorporation, as amended		10-K	000-23588	3/24/2016
3.02	Registrant's Amended and Restated Bylaws		8-K	000-23588	12/28/2007
4.01	Specimen Certificate for Registrant's Common Stock		10-K	000-23588	5/15/2007
10.01+	Registrant's 1994 Directors’ Stock Option Plan, as amended		DEF 14A	000-23588	4/09/2008
10.02+	Employment Agreement, dated October 28, 2008, between Gregory Gronau and Registrant		8-K	000-23588	10/28/2008
10.03+	Employment Agreement Amendment of 2017 dated March 22, 2017, between Gregory Gronau and Registrant	X
10.04+	Stock Option Agreement, dated May 6, 2009, between Gregory S. Gronau and Registrant		DEF 14A	000-23588	4/6/2009
10.05	Lease Agreement, dated December 16, 2008, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee		10-K	000-23588	3/30/2009
10.06	Lease Agreement dated January 1, 2014, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee		10-K	000-23588	3/24/2016
10.07	Demand Line of Credit Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.08	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.09	Security Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.10	Unlimited Guaranty, dated June 26, 2014 by Registrant for the benefit of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.11	Credit Agreement, dated June 26, 2015, between Registrant and Nevada State Bank		8-K	000-23588	7/02/2015
10.12	Pledge and Security Agreement and Irrevocable Proxy, dated June 26, 2015, among Registrant, Gaming Partners International USA, Inc. and Nevada State Bank		8-K	000-23588	7/02/2015

10.13	Guaranty, dated June 26, 2015, by Gaming Partners International USA, Inc. and Gaming Partners International Asia Limited in favor of Nevada State Bank		8-K	000-23588	7/02/2015
21.01	List of Subsidiaries		10-K	000-23588	3/29/2011
23.01	Consent of Moss Adams LLP	X
31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification of Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Government Gaming Regulation	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

+	Management contract or compensatory plan or arrangement
*	The schedules and exhibits to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.