Form 10-Q
period 2017-03-31
Gaming Partners International CORP
filed 2017-05-12
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2017, the latest practicable date, was 7,928,594 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$14,149	$10,604
Accounts receivable, net	10,151	11,069
Inventories	16,444	14,987
Prepaid expenses	940	812
Other current assets	1,638	1,620
Total current assets	43,322	39,092
Property and equipment, net	25,365	24,310
Goodwill	10,292	10,292
Intangible assets, net	1,855	1,818
Deferred income tax assets	1,730	1,579
Inventories, non-current	604	598
Other assets, non-current	2,309	2,310
Total assets	$85,477	$79,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,995	$3,466
Accrued liabilities	5,702	5,698
Customer deposits and deferred revenue	4,213	3,679
Current portion of long-term debt	1,374	1,367
Income taxes payable	936	531
Total current liabilities	19,220	14,741
Long-term debt	6,305	6,649
Other liabilities, non-current	1,253	1,076
Total liabilities	26,778	22,466
Commitments and contingencies - see Note 9
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,219,577 shares issued and 7,928,594 shares outstanding	82	82
Additional paid-in capital	20,058	20,031
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	42,976	42,044
Accumulated other comprehensive loss	(2,154)	(2,361)
Total stockholders' equity	58,699	57,533
Total liabilities and stockholders' equity	$85,477	$79,999

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$18,913	$16,093
Cost of revenues	13,093	12,125
Gross profit	5,820	3,968

Marketing and sales	1,726	1,525
General and administrative	2,325	2,173
Research and development	310	307
Operating income (loss)	1,459	(37)
Other expense, net	(93)	(82)
Income (loss) before income taxes	1,366	(119)
Income tax expense (benefit)	434	(39)
Net income (loss)	$932	$(80)

Earnings (loss) per share:
Basic	$0.12	$(0.01)
Diluted	$0.12	$(0.01)
Weighted-average shares of common stock outstanding:
Basic	7,929	7,929
Diluted	8,059	7,929

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$932	$(80)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	207	545
Total comprehensive income	$1,139	$465

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net loss	-	-	-	-	(80)	-	(80)
Stock compensation expense	-	-	21	-	-	-	21
Tax impact of stock options	-	-	(23)	-	-	-	(23)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	545	545
Balance, March 31, 2016	7,928,594	$82	$20,031	$(2,263)	$37,732	$(1,331)	$54,251

Balance, January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	932	-	932
Stock compensation expense	-	-	27	-	-	-	27
Foreign currency translation adjustment, net of tax	-	-	-	-	-	207	207
Balance, March 31, 2017	7,928,594	$82	$20,058	$(2,263)	$42,976	$(2,154)	$58,699

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net income (loss)	$932	$(80)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	927	666
Amortization of intangible assets	63	70
Provision for bad debt	177	12
Deferred income taxes	(148)	(276)
Stock compensation expense	27	21
Tax impact of stock options	-	(23)
Gain on sale of marketable securities	-	(1)
Change in operating assets and liabilities:
Accounts receivable	742	1,434
Inventories	(1,388)	(837)
Prepaid expenses and other current assets	(131)	(219)
Other assets, non-current	23	10
Accounts payable	1,781	(1,127)
Accrued liabilities	209	(1,340)
Customer deposits and deferred revenue	533	1,086
Other current liabilities	(56)	13
Income taxes payable	405	(314)
Net cash provided by (used in) operating activities	4,096	(905)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	1,880
Purchase of licensing rights	(100)	-
Capital expenditures	(168)	(851)
Net cash (used in) provided by investing activities	(268)	1,029

Cash Flows from Financing Activities
Principal payments on long-term debt	(337)	(330)
Net cash used in financing activities	(337)	(330)
Effect of exchange rate changes on cash	54	172
Net increase (decrease) in cash and cash equivalents	3,545	(34)
Cash and cash equivalents, beginning of period	10,604	17,788
Cash and cash equivalents, end of period	$14,149	$17,754

Supplemental disclosures of cash flow information:
Cash paid for interest	$60	$63
Cash paid for income taxes, net of refunds	$4	$435

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable, accrued and non-current other liabilities	$1,741	$36

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

Significant Accounting Policies

Basis of Consolidation and Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in the form prescribed by the Securities and Exchange Commission (SEC), and do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results and cash flows for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results for any other interim period or a full fiscal year.

Recently Issued Accounting Standards. In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2017-17, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The ASU becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company has not adopted this guidance for 2016 or to date in 2017 and is currently evaluating the impact of adoption but does not expect the adoption to significantly impact the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company has not adopted this guidance for 2016 or to date in 2017 and is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•	ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)
•	ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing
•	ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients
•	ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). The guidance is effective in 2018, with early adoption permitted.

We are utilizing a comprehensive approach to assess the impact of the guidance on our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations. We continue to evaluate the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance and, based on the foregoing, we do not currently expect this guidance to have a material impact on our financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the cumulative effect approach.

Recently Adopted Accounting Standards. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. During the first quarter of 2017, the Company adopted this guidance. The adoption of this guidance did not have a significant impact on our consolidated financials. We did not change our accounting method for forfeitures. We continue to account for forfeitures when they occur as the historical forfeiture activity has been minimal and not conducive to creating a reasonable forfeiture rate.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2016. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. During the first quarter of 2017, the Company adopted this guidance. The adoption of this guidance had no impact on our consolidated statements of income and comprehensive income.

Note 2. Dolphin Asset Acquisition

On May 11, 2016, the Company entered into and closed an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The purchased assets were primarily equipment and inventory.

The acquisition was treated as an asset acquisition. The total cost of the acquisition was $7.3 million, with $5.1 million paid as of March 31, 2017 and $1.1 million, included in accrued liabilities and non-current other liabilities, to be paid on each of the first two anniversaries of the closing. In May 2017, we paid the current liability of $1.1 million to EGT. The acquisition cost has been allocated as follows (in thousands):

Assets acquired
Property and equipment	$5,691
Inventory	1,622
Total acquired	$7,313

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	March 31, 2017	December 31, 2016
Macau S.A.R., China	$7,318	$4,104
United States (including Mexico)	4,454	3,237
France	2,377	3,263
Total	$14,149	$10,604

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2017, one casino customer accounted for 14% of our accounts receivable balance. At December 31, 2016, a different casino customer accounted for 25% of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$10,673	$11,129
Work in progress	1,660	1,137
Finished goods	4,715	3,319
Total inventories	$17,048	$15,585

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2017	December 31, 2016
Current	$16,444	$14,987
Non-current	604	598
Total inventories	$17,048	$15,585

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$636	$636
Buildings and improvements	10,432	10,280
Equipment and furniture	37,279	35,618
Vehicles	379	379
Construction in progress	1,319	1,327
	50,045	48,240
Less accumulated depreciation	(24,680)	(23,930)
Property and equipment, net	$25,365	$24,310

Depreciation expense for the three months ended March 31, 2017 and 2016 was $927,000 and $666,000, respectively. Both at the end of March 2017 and at the end of December 2016, the $1.3 million of construction in progress was primarily related to Dolphin assets waiting to be placed in service. The building expansion at our Blue Springs, Missouri facility also contributed to this amount.

Note 7. Goodwill and Intangible Assets

We had goodwill valued at $10,292,000 as of March 31, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount
Trademarks	$1,711	$(610)	$1,101	$1,711	$(579)	$1,132
Customer list	897	(296)	601	897	(278)	619
Patents	542	(528)	14	542	(527)	15
Other intangible assets	472	(333)	139	372	(320)	52
Total intangible assets	$3,622	$(1,767)	$1,855	$3,522	$(1,704)	$1,818

Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $63,000 and $70,000, respectively.

Note 8. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of March 31, 2017 and December 31, 2016.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven year amortization schedule.

At March 31, 2017, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Year Ending	Outstanding Debt
2017	$1,026
2018	1,405
2019	1,448
2020	1,493
2021	1,539
2022	768
$7,679

Note 9. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2022.

At March 31, 2017, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2017	$671
2018	679
2019	290
2020	265
2021	270
2022	216
Total	$2,391

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

The following table presents our net sales by geographic area (dollars in thousands):

	Three Months Ended
	March 31,
	2017		2016
Revenues
The Americas	$14,263	75.5%	$12,294	76.4%
Asia-Pacific	4,121	21.8%	2,761	17.2%
Europe and Africa	529	2.7%	1,038	6.4%
Total	$18,913	100.0%	$16,093	100.0%

The following table presents our net sales by product line (dollars in thousands):

	Three Months Ended
	March 31,
	2017		2016
Casino currency without RFID	$3,894	20.6%	$2,808	17.4%
Casino currency with RFID	2,759	14.6%	2,139	13.3%
Total casino currency	6,653	35.2%	4,947	30.7%

Playing cards	6,336	33.4%	6,565	40.8%
Table accessories and other products	1,893	10.0%	1,367	8.5%
Table layouts	1,302	6.9%	1,365	8.5%
Gaming furniture	752	4.0%	408	2.5%
Dice	701	3.7%	638	4.0%
RFID solutions	372	2.0%	75	0.5%
Shipping	904	4.8%	728	4.5%
Total	$18,913	100.0%	$16,093	100.0%

For the three months ended March 31, 2017, one customer accounted for 13% of revenues and for the three months ended March 31, 2016, a different customer accounted for 13% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment, net:
United States	$14,347	$13,242
Mexico	5,944	6,142
France	4,709	4,614
Macau S.A.R., China	365	312
Total	$25,365	$24,310

The following table presents our intangible assets by geographic area (in thousands):

	March 31, 2017	December 31, 2016
Intangible assets, net:
United States	$1,810	$1,772
Asia	45	46
Total	$1,855	$1,818

Note 11. Earnings per Share (EPS)

Shares used to compute basic and diluted earnings per share from operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted-average number of common shares outstanding - basic	7,929	7,929
Potential dilution from equity grants	130	-
Weighted-average number of common shares outstanding - diluted	8,059	7,929

As of March 31, 2017, and 2016, there were up to 129,536 and 113,653, respectively, shares potentially issuable under option agreements that could potentially dilute basic earnings per share in the future. For the three months ended March 31, 2016, these shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s loss.

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the 3 months ended March 31, 2017 totaled to 17,678.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our consolidated results of operations and our present financial condition and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and the other financial information included in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017.

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

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at March 31, 2017 and March 31, 2016 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
March 31, 2017	$13.5 million	$8.5 million	$0.5 million	$22.5 million
March 31, 2016	$11.1 million	$2.4 million	$0.9 million	$14.4 million

Outlook

While we had a strong backlog in Asia as of March 31, 2017, and anticipate to win new business in the Asia market, continuing uncertainty arising from regulators’ decisions on the timing of casino opening dates and the number of tables allotted to each new casino will impact both the amount of revenue we may recognize and the timing of revenue recognition.

Our backlog as of March 31, 2017 reflects strong sales results in the Americas and Asia. At the same time, we continue to experience operating issues and reduced margins in our playing card business arising from the rapid growth of our card business and our significant expansion of the Blue Springs, Missouri, facility. First quarter 2017 margins were significantly better than the last three months of 2016, and while we expect to continue to improve playing card profitability, 2017 results could continue to be negatively impacted.

Financial and Operational Highlights

For the first quarter of 2017, our revenues were $18.9 million, an increase of $2.8 million, or 17.5%, compared to revenues of $16.1 million for the same period of 2016. For the first quarter of 2017, our net income was $0.9 million, an increase of $1.0 million compared to a net loss of $0.1 million for the same period in 2016. The increase in our results for the three months ended March 31, 2017 was primarily due to increases in casino currency sales in the Americas and Asia, table accessories and furniture sales in the Americas, and RFID solutions in Asia, partially offset by a reduction in profitability on our playing cards product line.

Other Matters

See the discussion under “Contractual Obligations and Commercial Commitments” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, while unaudited, have been prepared in accordance with U.S. GAAP. Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying unaudited condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table summarizes selected items from our unaudited condensed consolidated statements of operations (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2017		2016		Change
Revenues	$18,913	100.0%	$16,093	100.0%	$2,820	17.5%
Cost of revenues	13,093	69.2%	12,125	75.3%	968	8.0%
Gross profit	5,820	30.8%	3,968	24.7%	1,852	46.7%
Selling, administrative, and research and development	4,361	23.1%	4,005	24.9%	356	8.9%
Operating income (loss)	1,459	7.7%	(37)	(0.2)%	1,496	(4,043.2)%
Other expense, net	(93)	(0.5)%	(82)	(0.5)%	(11)	13.4%
Income (loss) before income taxes	1,366	7.2%	(119)	(0.7)%	1,485	(1,247.9)%
Income tax expense (benefit)	434	2.3%	(39)	(0.2)%	473	(1,212.8)%
Net income (loss)	$932	4.9%	$(80)	(0.5)%	$1,012	(1,265.0)%

The following table presents certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2017		2016		Change
Revenues
The Americas	$14,263	75.5%	$12,294	76.4%	$1,969	16.0%
Asia-Pacific	4,121	21.8%	2,761	17.2%	1,360	49.3%
Europe and Africa	529	2.7%	1,038	6.4%	(509)	-49.0%
Total	$18,913	100.0%	$16,093	100.0%	$2,820	17.5%

The following table present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2017		2016		Change
Casino currency without RFID	$3,894	20.6%	$2,808	17.4%	$1,086	38.7%
Casino currency with RFID	2,759	14.6%	2,139	13.3%	620	29.0%
Total casino currency	6,653	35.2%	4,947	30.7%	1,706	34.5%

Playing cards	6,336	33.4%	6,565	40.8%	(229)	(3.5)%
Table accessories and other products	1,893	10.0%	1,367	8.5%	526	38.5%
Table layouts	1,302	6.9%	1,365	8.5%	(63)	(4.6)%
Gaming furniture	752	4.0%	408	2.5%	344	84.3%
Dice	701	3.7%	638	4.0%	63	9.8%
RFID solutions	372	2.0%	75	0.5%	297	395.9%
Shipping	904	4.8%	728	4.5%	176	24.1%
Total	$18,913	100.0%	$16,093	100.0%	$2,820	17.5%

Comparison of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues. For the three months ended March 31, 2017, our revenues were $18.9 million, an increase of $2.8 million, or 17.5%, compared to revenues of $16.1 million for the same period in 2016. The increase in revenues was primarily due to an increase in casino currency sales in the Americas and in Asia, an increase in table accessories and furniture sales in the Americas, and an increase in sales of RFID solutions in Asia.

Cost of Revenues. For the three months ended March 31, 2017, cost of revenues was $13.1 million, an increase of $1.0 million, or 8,0%, when compared to the same period in 2016. As a percentage of revenues, our cost of revenues decreased to 69.2% in 2017 compared to 75.3% in 2016. The decrease in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below. In addition, we continued to experience operational challenges in our playing cards product line, which increased our cost and reduced our profitability.

Gross Profit. For the three months ended March 31, 2017, gross profit was $5.8 million, an increase of $1.8 million, or 46.7%, compared to gross profit of $4.0 million for the same period in 2016. As a percentage of revenues, our gross profit increased to 30.8% from 24.7%. The increase was primarily attributable to an increase in casino currency sales, table accessories sales, and sales of RFID solutions. Results for the quarter were negatively impacted by reduced gross profit on our playing cards product line compared to the first quarter of 2016. While playing card margins were higher than those experienced in the fourth quarter of last year, additional expenditures arising from the opening of the new facility, one-time process improvement and equipment fine-tuning, and depreciation on new plant and equipment resulted in lower margins than a year ago.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2017		2016		Change
Marketing and sales	$1,726	9.1%	$1,525	9.5%	$201	13.2%
General and administrative	2,325	12.4%	2,173	13.5%	152	7.0%
Research and development	310	1.6%	307	1.9%	3	1.0%
Total selling, administrative, and research and development	$4,361	23.1%	$4,005	24.9%	$356	8.9%

For the three months ended March 31, 2017, selling, administrative, and research and development expenses were $4.4 million, an increase of $0.4 million, or 8.9%, compared to selling, administrative, and research and development expenses of $4.0 million during the same period in 2016.

Marketing and sales expenses increased by $0.2 million during the first quarter of 2017, compared to the same period in 2016, primarily because in 2016 we made a one-time reduction in a deferred compensation item for an employee that left the Company.

General and administrative expenses increased by $0.2 million during the first quarter of 2017, compared to the same period in 2016, primarily due to an increase in bad debt reserve for various customers.

Research and development expenses remained relatively unchanged in the first quarter of 2017 compared to the same period in 2016.

Other Income and (Expense), net. The following table presents other net income and (expense) (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2017		2016		Change
Interest income	$-	0.0%	$5	0.0%	$(5)	(100.0)%
Interest expense	(60)	(0.3)%	(63)	(0.4)%	3	(4.1)%
Loss on foreign currency transactions	(50)	(0.3)%	(27)	(0.2)%	(23)	84.1%
Other income, net	17	0.1%	3	0.0%	14	392.8%
Total other (expense) income, net	$(93)	(0.6)%	$(82)	(0.6)%	$(11)	13.4%

GPI SAS uses the euro as its functional currency. At March 31, 2017 and December 31, 2016, the U.S. dollar to euro exchange rates were $1.07 and $1.05, respectively, which represents a 1.6% weaker dollar compared to the euro. The average exchange rates for the three months ended March 31, 2017 and 2016 were $1.07 and $1.10, respectively, which represents a 3.2% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At March 31, 2017 and December 31, 2016, the Mexican peso to U.S. dollar exchange rates were 18.73 pesos and 20.75 pesos, respectively, which represents a 9.7% weaker dollar compared to the Mexican peso. The average exchange rates for the three months ended March 31, 2017 and 2016 were 20.32 pesos and 18.04 pesos to the U.S. dollar, respectively, which represents a 12.6% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At March 31, 2017 and December 31, 2016, the Macau pataca to U.S. dollar exchange rates were 8.21 patacas and 8.20 patacas, respectively, which represents a 0.2% stronger dollar compared to the Macau pataca. The Macau pataca to U.S. dollar average exchange rates for the three months ended March 31, 2017 and 2016 were 8.18 patacas and 8.16 patacas, respectively, which represents a 0.2% stronger dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 31.8% and 32.8%, respectively. Our effective tax rate for the three months ended March 31, 2017 was favorably affected by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment.

Our effective tax rate for the three months ended March 31, 2016 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by the 2016 tax impact of a deemed dividend from GPI Asia and our Subpart F income adjustment.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2016, we reported unrecognized tax benefits related to the French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012 which is on-going. As of March 31, 2017, there was no change to the unrecognized tax benefits reported at December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn any funds under the revolving loan. Additional information can be found at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. This description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy, and the Guaranty, which were filed as Exhibits 10.1, 10.2 and 10.3 to the Form 8-K filed with the SEC on July 2, 2015.

Other potential sources of capital include, but are not limited to, additional bank credit facilities and the sale of stock. We believe that we have the resources to satisfy our operating needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At March 31, 2017, we had $14.1 million in cash and cash equivalents. Of this amount, $7.3 million was held by GPI Asia, $4.4 million was held by GPI USA, and $2.4 million was held by GPI SAS. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, although foreign tax credits may be available to offset such taxes. All of the amounts currently held in Asia by GPI Asia could be repatriated tax free because U.S. Federal Income Taxes have already been paid on these funds. Except for the $7.7 million of deemed dividends from the year 2015, we continue to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our unaudited condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (dollars in thousands), and our current ratio:

March 31,	December 31,	Period-to-Period
2017	2016	Change
Cash and cash equivalents	$14,149	$10,604	$3,545	33.4%
Working capital	$24,102	$24,351	$(249)	(1.0)%
Current ratio	2.3	2.7

Cash Flows. The following summarizes our cash flows (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2017	2016	Change

Operating activities	$4,096	$(905)	$5,001	(552.6)%
Investing activities	(268)	1,029	(1,297)	(126.0)%
Financing activities	(337)	(330)	(7)	2.1%
Effect of exchange rates	54	172	(118)	(68.6)%
Net change	$3,545	$(34)	$3,579	(10,526.5)%

The increase in cash flows provided by operating activities was primarily caused by an increase in net income, an overall increase in liabilities, partially offset by a decrease in assets.

The decrease in cash flows provided by investing activities was primarily due to a decrease in proceeds from the sale of marketable securities, partially offset by a decrease in capital expenditures.

Capital Expenditures. We currently intend to purchase approximately $6.3 million in property and equipment during the remainder of 2017 primarily related to improving our operations at our Blue Springs, Missouri facility and our other facilities. In the first quarter of 2017, we purchased $0.2 million of property and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a dividend from time to time.

Backlog. At March 31, 2017, our backlog of signed orders for the following twelve months was $22.5 million, consisting of $13.5 million for GPI USA, $8.5 million for GPI Asia, and $0.5 million for GPI SAS. At March 31, 2016, our backlog of signed orders for the following twelve months was $14.4 million, consisting of $11.1 million for GPI USA, $2.4 million for GPI Asia, and $0.9 million for GPI SAS.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I-Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2017, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	No common shares were repurchased by the Company in the first quarter of 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

10.1	Employment Agreement Amendment of 2017 dated March 22, 2017 between Gregory Gronau and Registrant (incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K filed with the SEC on March 24, 2017)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 12, 2017	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

