Form 10-Q
period 2017-06-30
Gaming Partners International CORP
filed 2017-08-11
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2017, the latest practicable date, was 7,932,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$13,178	$10,604
Accounts receivable, net	7,357	11,069
Inventories	19,121	14,987
Prepaid expenses	959	812
Other current assets	2,064	1,620
Total current assets	42,679	39,092
Property and equipment, net	25,514	24,310
Goodwill	10,292	10,292
Intangible assets, net	1,790	1,818
Equity method investment	451	-
Deferred income tax assets	2,013	1,579
Inventories, non-current	1,018	598
Other assets, non-current	1,963	2,310
Total assets	$85,720	$79,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,799	$3,466
Accrued liabilities	4,562	5,698
Customer deposits and deferred revenue	5,495	3,679
Current portion of long-term debt	1,380	1,367
Income taxes payable	615	531
Total current liabilities	19,851	14,741
Long-term debt	5,962	6,649
Other liabilities, non-current	187	1,076
Total liabilities	26,000	22,466
Commitments and contingencies - see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value,
none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value,
8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of June 30, 2017, and 8,219,577 and 7,928,594 shares issued and outstanding, respectively, as of December 31, 2016	82	82
Additional paid-in capital	20,122	20,031
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	43,024	42,044
Accumulated other comprehensive loss	(1,245)	(2,361)
Total stockholders' equity	59,720	57,533
Total liabilities and stockholders' equity	$85,720	$79,999

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$16,274	$20,344	$35,187	$36,437
Cost of revenues	12,416	13,027	25,510	25,152
Gross profit	3,858	7,317	9,677	11,285

Marketing and sales	1,476	1,573	3,203	3,098
General and administrative	1,958	2,519	4,283	4,692
Research and development	348	352	658	659
Operating income	76	2,873	1,533	2,836
Other income (expense), net	9	7	(83)	(75)
Income before income taxes	85	2,880	1,450	2,761
Income tax provision	36	803	470	764
Net income	$49	$2,077	$980	$1,997

Earnings per share:
Basic	$0.01	$0.26	$0.12	$0.25
Diluted	$0.01	$0.26	$0.12	$0.25
Weighted-average shares of common stock outstanding:
Basic	7,929	7,929	7,929	7,929
Diluted	8,058	8,037	8,058	8,038

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$49	$2,077	$980	$1,997
Other comprehensive income (loss):
Foreign currency translation adjustment	909	(293)	1,116	252
Total other comprehensive income (loss)	909	(293)	1,116	252
Comprehensive income	$958	$1,784	$2,096	$2,249

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	1,997	-	1,997
Stock compensation expense	-	-	43	-	-	-	43
Tax impact of stock options	-	-	(67)	-	-	-	(67)
Foreign currency translation adjustment	-	-	-	-	-	252	252
Balance, June 30, 2016	7,928,594	$82	$20,009	$(2,263)	$39,809	$(1,624)	$56,013

Balance, January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	980	-	980
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	56	-	-	-	56
Foreign currency translation adjustment	-	-	-	-	-	1,116	1,116
Balance, June 30, 2017	7,932,094	$82	$20,122	$(2,263)	$43,024	$(1,245)	$59,720

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$980	$1,997
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation of property and equipment	1,886	1,329
Amortization of intangible assets	128	138
Provision for (recovery of) bad debt	(322)	115
Deferred income taxes	(397)	(445)
Stock compensation expense	56	43
Tax impact of stock options	-	(67)
Gain on sale or disposal of property and equipment	(9)	-
Gain on sale of marketable securities	-	(1)
Change in operating assets and liabilities:
Accounts receivable	4,049	(1,027)
Inventories	(4,026)	(3,379)
Prepaid expenses and other current assets	(467)	(890)
Non-current other assets	447	21
Accounts payable	3,383	(950)
Accrued liabilities	(2,164)	(1,700)
Customer deposits and deferred revenue	1,731	3,019
Income taxes payable	85	283
Net cash provided by (used in) operating activities	5,360	(1,514)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	1,903
Proceeds from sale of property and equipment	9	-
Purchase of licensing rights	(100)	-
Purchase of equity method investment	(451)	-
Capital expenditures	(1,798)	(6,568)
Net cash used in investing activities	(2,340)	(4,665)

Cash Flows from Financing Activities
Principal payments on long-term debt	(673)	(662)
Proceeds from exercise of stock options	35	-
Net cash used in financing activities	(638)	(662)
Effect of exchange rate changes on cash	192	79
Net increase (decrease) in cash and cash equivalents	2,574	(6,762)
Cash and cash equivalents, beginning of period	10,604	17,788
Cash and cash equivalents, end of period	$13,178	$11,026

Supplemental disclosures of cash flow information
Cash paid for interest	$122	$123
Cash paid for income taxes, net of refunds	$637	$1,038

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$886	$2,400

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

Significant Accounting Policies

Basis of Consolidation and Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI SAS, GPI USA, and GPI Asia. All material intercompany balances and transactions have been eliminated in consolidation. We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest or participation in policy-making decisions and material intercompany transactions. In the event we no longer have the ability to exercise significant influence over an equity-method investee, we would discontinue accounting for the investment under the equity method.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

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

We are utilizing a comprehensive approach to assess the impact of the guidance on our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations. We continue to evaluate the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance and, based on the foregoing, we do not currently expect this guidance to have a material impact on our consolidated financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the cumulative effect approach.

Recently Adopted Accounting Standards. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. During the first quarter of 2017, the Company adopted this guidance on a prospective basis. The adoption of this guidance did not have a significant impact on our consolidated financial statements. We did not change our accounting method for forfeitures. We continue to account for forfeitures when they occur.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. During the first quarter of 2017, the Company adopted this guidance. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance had no impact on our consolidated statements of income and comprehensive income.

Note 2. Dolphin Asset Acquisition

On May 11, 2016, the Company entered into and closed an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The purchased assets were primarily equipment and inventory.

The acquisition was treated as an asset acquisition. The total cost of the acquisition was $7.3 million, with $5.1 million paid in 2016, $1.1 million paid in 2017 and $1.1 million, included in accrued liabilities, to be paid in May 2018. The acquisition cost has been allocated as follows (in thousands):

Assets acquired
Property and equipment	$5,691
Inventory	1,622
Total acquired	$7,313

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	June 30, 2017	December 31, 2016

United States (including Mexico)	$7,691	$3,237
Macau S.A.R., China	3,588	4,104
France	1,899	3,263
Total	$13,178	$10,604

Note 4. Accounts Receivable

At June 30, 2017, no individual customer accounted for 10% or more of our accounts receivable balance. At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$12,523	$11,129
Work in progress	2,773	1,137
Finished goods	4,843	3,319
Total inventories	$20,139	$15,585

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2017	December 31, 2016
Current	$19,121	$14,987
Non-current	1,018	598
Total inventories	$20,139	$15,585

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$657	$636
Buildings and improvements	10,690	10,280
Equipment and furniture	38,689	35,618
Vehicles	404	379
Construction in progress	1,054	1,327
	51,494	48,240
Less accumulated depreciation	(25,980)	(23,930)
Property and equipment, net	$25,514	$24,310

Depreciation expense for the three months ended June 30, 2017 and 2016 was $959,000 and $661,000, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $1,886,000 and $1,329,000, respectively. In the second quarter of 2017 we included in the depreciation expense an impairment expense of $0.2 million for a Dolphin related fixed asset. Both at June 30, 2017 and December 31, 2016, the construction in progress was primarily related to Dolphin assets and card manufacturing assets waiting to be placed in service.

Note 7. Goodwill and Intangible Assets

We had goodwill of $10,292,000 as of both June 30, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Trademarks	$1,711	$(640)	$1,071	$1,711	$(579)	$1,132
Customer list	897	(315)	582	897	(278)	619
Patents	542	(530)	12	542	(527)	15
Other intangible assets	472	(347)	125	372	(320)	52
Total intangible assets	$3,622	$(1,832)	$1,790	$3,522	$(1,704)	$1,818

Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016 was $65,000 and $68,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2017 and 2016 was $128,000 and $138,000, respectively.

Note 8. Equity method investment

On May 31, 2017, GPIC acquired 20% of the outstanding shares of Onlive Gaming SAS for $451,000. Onlive Gaming SAS is a company dedicated to the development of electronic products using the RFID technology. The equity method was used to account for this investment because of our ability to exercise significant influence, but not control, over operating and financial policies of Onlive Gaming SAS.

Note 9. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of June 30, 2017, and December 31, 2016.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven-year amortization schedule.

At June 30, 2017, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Year Ending	Long-term Debt
2017 (remaining 6 months)	$685
2018	1,403
2019	1,450
2020	1,499
2021	1,549
Thereafter	756
Total	$7,342

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2022.

At June 30, 2017, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2017 (remaining 6 months)	$492
2018	824
2019	380
2020	265
2021	270
2022	216
Total	$2,447

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

The following tables present our net sales by geographic area (dollars in thousands):

	Three Months Ended
	June 30,
	2017		2016
Revenues
The Americas	$13,560	83.3%	$16,200	79.6%
Asia-Pacific	2,087	12.8%	2,596	12.8%
Europe and Africa	627	3.9%	1,548	7.6%
Total	$16,274	100.0%	$20,344	100.0%

	Six Months Ended
	June 30,
	2017		2016
Revenues
The Americas	$27,823	79.1%	$28,494	78.2%
Asia-Pacific	6,208	17.6%	5,357	14.7%
Europe and Africa	1,156	3.3%	2,586	7.1%
Total	$35,187	100.0%	$36,437	100.0%

The following tables present our net sales by product line (dollars in thousands):

	Three Months Ended
	June 30,
	2017		2016

Casino currency without RFID	$3,498	21.5%	$5,671	27.9%
Casino currency with RFID	1,204	7.4%	1,386	6.8%
Total casino currency	4,702	28.9%	7,057	34.7%

Playing cards	6,181	38.0%	6,481	31.9%
Table accessories and other products	1,591	9.8%	1,786	8.8%
Table layouts	1,246	7.7%	1,351	6.6%
Gaming furniture	790	4.9%	629	3.1%
Dice	723	4.4%	791	3.9%
RFID solutions	317	1.9%	1,450	7.1%
Shipping	724	4.4%	799	3.9%
Total	$16,274	100.0%	$20,344	100.0%

	Six Months Ended
	June 30,
	2017		2016

Casino currency without RFID	$7,393	21.0%	$8,479	23.3%
Casino currency with RFID	3,962	11.3%	3,525	9.7%
Total casino currency	11,355	32.3%	12,004	32.9%

Playing cards	12,516	35.6%	13,046	35.8%
Table accessories and other products	3,484	9.9%	3,153	8.7%
Table layouts	2,548	7.2%	2,716	7.5%
Gaming furniture	1,542	4.4%	1,037	2.8%
Dice	1,424	4.0%	1,429	3.9%
RFID solutions	689	2.0%	1,525	4.2%
Shipping	1,629	4.6%	1,527	4.2%
Total	$35,187	100.0%	$36,437	100.0%

For the six months ended June 30, 2017 and 2016, no customer accounted for 10% or more of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	June 30, 2017	December 31, 2016
United States	$13,757	$13,242
Mexico	6,136	6,142
France	5,192	4,614
Macau S.A.R., China	429	312
Total	$25,514	$24,310

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	June 30, 2017	December 31, 2016
United States	$1,746	$1,772
Macau S.A.R., China	44	46
Total	$1,790	$1,818

Note 12. Earnings per Share

Shares used to compute basic and diluted earnings per share from operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average number of common shares outstanding - basic	7,929	7,929	7,929	7,929
Potential dilution from equity options granted	129	108	129	109
Weighted-average number of common shares outstanding - diluted	8,058	8,037	8,058	8,038

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Outstanding anti-dilutive options	20	41	16	39

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

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at June 30, 2017 and 2016 (in millions):

	GPI Asia	GPI USA	GPI SAS	Total
June 30, 2017	$14.4 million	$11.5 million	$0.3 million	$26.2 million
June 30, 2016	$13.1 million	$9.6 million	$0.1 million	$22.8 million

Outlook

While we have had a strong sales backlog in Asia since the beginning of 2017, it did not convert into revenue in the second quarter of 2017. A large order was produced in the second quarter, but shipment and revenue recognition were delayed until the second half of 2017. Much of the Asia backlog is scheduled for delivery, and revenue is currently expected to be recognized, in the third and fourth quarters of 2017. However, the timing of casino opening dates and the number of tables actually allotted to each new casino will impact both the amount of revenue we may recognize and the timing of revenue recognition.

Our backlog as of June 30, 2017, reflects strong sales results in the Americas as well as Asia. Although margins in our playing card product line in the first six months of 2017 were better than the last three months of 2016, we continue to experience operating issues and reduced margins arising from the significant expansion of our facility in Blue Springs, Missouri. While we currently expect margins to continue to improve in our playing card product line, results for the remainder of 2017 could continue to be negatively impacted.

Financial and Operational Highlights

For the second quarter of 2017, our revenues were $16.3 million, a decrease of $4.0 million, or 20.0%, compared to revenues of $20.3 million for the same period of 2016. For the second quarter of 2017, our net income was $49,000, a decrease of $2.0 million, or 97.8%, compared to a net income of $2.1 million for the same period in 2016.

For the first six months of 2017, our revenues were $35.2 million, a decrease of $1.2 million, or 3.4%, compared to revenues of $36.4 million for the same period of 2016. For the first six months of 2017, our net income was $1.0 million, a decrease of $1.0 million, or 50.9%, compared to net income of $2.0 million for the same period of 2016.

The decrease in our revenues and net income for the three and six months ended June 30, 2017 was primarily due to a decrease in casino currency sales in the Americas and Europe and Africa, a decrease in sales of RFID solutions in Asia, and a reduction in both sales and profitability on our playing cards product line.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated statements of operations (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Revenues	$16,274	100.0%	$20,344	100.0%	$(4,070)	(20.0)%
Cost of revenues	12,416	76.3%	13,027	64.0%	(611)	(4.7)%
Gross profit	3,858	23.7%	7,317	36.0%	(3,459)	(47.3)%
Selling, administrative, and research and development	3,782	23.2%	4,444	21.8%	(662)	(14.9)%
Operating income	76	0.5%	2,873	14.2%	(2,797)	(97.4)%
Other income, net	9	0.1%	7	0.0%	2	28.6%
Income before income taxes	85	0.6%	2,880	14.2%	(2,795)	(97.0)%
Income tax provision	36	0.2%	803	3.9%	(767)	(95.5)%
Net income	$49	0.4%	$2,077	10.2%	$(2,028)	(97.6)%

	Six Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Revenues	$35,187	100.0%	$36,437	100.0%	$(1,250)	(3.4)%
Cost of revenues	25,510	72.5%	25,152	69.0%	358	1.4%
Gross profit	9,677	27.5%	11,285	31.0%	(1,608)	(14.2)%
Selling, administrative, and research and development	8,144	23.1%	8,449	23.2%	(305)	(3.6)%
Operating income	1,533	4.4%	2,836	7.8%	(1,303)	(45.9)%
Other expense, net	(83)	(0.2)%	(75)	(0.2)%	(8)	10.7%
Income before income taxes	1,450	4.2%	2,761	7.6%	(1,311)	(47.5)%
Income tax provision	470	1.3%	764	2.1%	(294)	(38.5)%
Net income	$980	2.9%	$1,997	5.5%	$(1,017)	(50.9)%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Revenues
The Americas	$13,560	83.3%	$16,200	79.6%	$(2,640)	(16.3%)
Asia-Pacific	2,087	12.8%	2,596	12.8%	(509)	(19.6%)
Europe and Africa	627	3.9%	1,548	7.6%	(921)	(59.5%)
Total	$16,274	100.0%	$20,344	100.0%	$(4,070)	(20.0%)

	Six Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Revenues
The Americas	$27,823	79.1%	$28,494	78.2%	$(671)	(2.4%)
Asia-Pacific	6,208	17.6%	5,357	14.7%	851	15.9%
Europe and Africa	1,156	3.3%	2,586	7.1%	(1,430)	(55.3%)
Total	$35,187	100.0%	$36,437	100.0%	$(1,250)	(3.4%)

The following tables present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2017		2016		Change

Casino currency without RFID	$3,498	21.5%	$5,671	27.9%	$(2,173)	(38.3%)
Casino currency with RFID	1,204	7.4%	1,386	6.8%	(182)	(13.1%)
Total casino currency	4,702	28.9%	7,057	34.7%	(2,355)	(33.4%)

Playing cards	6,181	38.0%	6,481	31.9%	(300)	(4.6%)
Table accessories and other products	1,591	9.8%	1,786	8.8%	(195)	(10.9%)
Table layouts	1,246	7.7%	1,351	6.6%	(105)	(7.8%)
Gaming furniture	790	4.9%	629	3.1%	161	25.6%
Dice	723	4.4%	791	3.9%	(68)	(8.6%)
RFID solutions	317	1.9%	1,450	7.1%	(1,133)	(78.1%)
Shipping	724	4.4%	799	3.9%	(75)	(9.4%)
Total	$16,274	100.0%	$20,344	100.0%	$(4,070)	(20.0%)

	Six Months Ended
	June 30,				Period-to-Period
	2017		2016		Change

Casino currency without RFID	$7,393	21.0%	$8,479	23.3%	$(1,086)	(12.8%)
Casino currency with RFID	3,962	11.3%	3,525	9.7%	437	12.4%
Total casino currency	11,355	32.3%	12,004	32.9%	(649)	(5.4%)

Playing cards	12,516	35.6%	13,046	35.8%	(530)	(4.1%)
Table accessories and other products	3,484	9.9%	3,153	8.7%	331	10.5%
Table layouts	2,548	7.2%	2,716	7.5%	(168)	(6.2%)
Gaming furniture	1,542	4.4%	1,037	2.8%	505	48.7%
Dice	1,424	4.0%	1,429	3.9%	(5)	(0.3%)
RFID solutions	689	2.0%	1,525	4.2%	(836)	(54.8%)
Shipping	1,629	4.6%	1,527	4.2%	102	6.7%
Total	$35,187	100.0%	$36,437	100.0%	$(1,250)	(3.4%)

Comparison of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues. For the three months ended June 30, 2017, our revenues were $16.3 million, a decrease of $4.0 million, or 20.0%, compared to revenues of $20.3 million for the same period in 2016.

For the six months ended June 30, 2017, our revenues were $35.2 million, a decrease of $1.2 million, or 3.4%, compared to revenues of $36.4 million for the same period of 2016.

The decrease in revenues was primarily attributable to decreases in casino currency sales in the Americas and Europe and Africa, sales of RFID solutions in Asia, and sales of playing cards.

Cost of Revenues. For the three months ended June 30, 2017, cost of revenues was $12.4 million, a decrease of $0.6 million, or 4.7%, compared to the same period in 2016. As a percentage of revenues, our cost of revenues increased to 76.3% in 2017 compared to 64.0% in 2016.

For the six months ended June 30, 2017, cost of revenues was $25.5 million, an increase of $0.3 million, or 1.4%, compared to cost of revenues of $25.2 million for the same period in 2016. As a percentage of revenues, our cost of revenues increased to 72.5% in 2017 compared to 69.0% in 2016.

The increase in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below. In addition, we continued to experience operational challenges in our playing cards product line, which increased our cost and reduced our profitability.

Gross Profit. For the three months ended June 30, 2017, gross profit was $3.9 million, a decrease of $3.4 million, or 47.3%, compared to gross profit of $7.3 million for the same period in 2016. As a percentage of revenues, our gross profit decreased to 23.7% from 36.0%.

For the six months ended June 30, 2017, gross profit was $9.7 million, a decrease of $1.6 million, or 14.2%, compared to gross profit of $11.3 million for the same period in 2016. As a percentage of revenues, our gross profit decreased to 27.5% from 31.0%.

The decrease was primarily attributable to decreases in casino currency sales in the Americas and Europe and Africa, sales of RFID solutions in Asia and sales of playing cards. The lower currency sales did not provide enough volume to cover our fixed costs. The results were also negatively impacted by a reduced gross profit on our playing cards product line compared to the second quarter of 2016 and the first six months of 2016. While playing card margins in the first and second quarters of 2017 were significantly higher than those experienced in the fourth quarter of 2016, additional expenditures arising from the opening of our new facility, one-time process improvement and equipment fine-tuning, and depreciation on new plant and equipment resulted in lower margins in 2017 compared to the same period in 2016.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Marketing and sales	$1,476	9.1%	$1,573	7.7%	$(97)	(6.2%)
General and administrative	1,958	12.0%	2,519	12.4%	(561)	(22.3%)
Research and development	348	2.1%	352	1.7%	(4)	(1.1%)
Total selling, administrative, and research and development	$3,782	23.2%	$4,444	21.8%	$(662)	(14.9%)

For the three months ended June 30, 2017, selling, administrative, and research and development expenses were $3.8 million, a decrease of $0.6 million, or 14.9%, compared to selling, administrative, and research and development expenses of $4.4 million during the same period in 2016.

Marketing and sales expenses decreased by $0.1 million, or 6.2%, during the second quarter of 2017 compared to the same period in 2016, primarily because of a decrease in compensation related expenses.

General and administrative expenses decreased by $0.6 million, or 22.3%, during the second quarter of 2017 compared to the same period in 2016, primarily due to decreases of $0.4 million in bad debt expense or recovery of accounts receivable for various customers, and $0.2 million in legal fees.

Research and development expenses remained relatively unchanged in the second quarter of 2017 compared to the same period in 2016.

	Six Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Marketing and sales	$3,203	9.1%	$3,098	8.5%	$105	3.4%
General and administrative	4,283	12.2%	4,692	12.9%	(409)	(8.7%)
Research and development	658	1.9%	659	1.8%	(1)	(0.2%)
Total selling, administrative, and research and development	$8,144	23.2%	$8,449	23.2%	$(305)	(3.6%)

For the six months ended June 30, 2017, selling, administrative, and research and development expenses were $8.1 million, a decrease of $0.3 million, or 3.6% compared to selling, administrative, and research and development expenses of $8.4 million during the same period in 2016.

Marketing and sales expenses increased by $0.1 million, or 3.4%, during the first six months of 2017 compared to the same period in 2016, primarily due to a one-time reduction in a deferred compensation item in 2016 for an employee that left the Company.

General and administrative expenses decreased by $0.4 million, or 8.7% during the first six months of 2017 compared to the same period in 2016, primarily due to decreases of $0.2 million in bad debt expense or recovery of accounts receivable and $0.2 million in legal fees.

Research and development expenses remained relatively unchanged during the first six months of 2017 compared to the same period in 2016.

Other Income and (Expense), net. The following tables present other net income and (expense) (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Interest income	$-	0.0%	$3	0.0%	$(3)	(100.0%)
Interest expense	(63)	(0.4%)	(61)	(0.3%)	(2)	3.3%
Gain on foreign currency transactions	74	0.5%	68	0.3%	6	8.8%
Other expense	(2)	(0.0%)	(3)	(0.0%)	1	(33.3%)
Total other income, net	$9	0.1%	$7	0.0%	$2	28.6%

	Six Months Ended
	June 30,				Period-to-Period
	2017		2016		Change
Interest income	$-	0.0%	$7	0.0%	$(7)	(100.0%)
Interest expense	(122)	(0.3%)	(123)	(0.3%)	1	(0.8%)
Gain on foreign currency transactions	23	0.1%	40	0.1%	(17)	(42.5%)
Other income	16	0.0%	1	0.0%	15	1,500.0%
Total other expense, net	$(83)	(0.2%)	$(75)	(0.2%)	$(8)	10.7%

GPI SAS uses the euro as its functional currency. At June 30, 2017 and December 31, 2016, the U.S. dollar to euro exchange rates were $1.14 and $1.05, respectively, which represents a 8.6% weaker dollar compared to the euro. The average exchange rates for the six months ended June 30, 2017 and 2016 were $1.08 and $1.12, respectively, which represents a 3.4% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At June 30, 2017 and December 31, 2016, the Mexican peso to U.S. dollar exchange rates were 18.06 pesos and 20.75 pesos, respectively, which represents a 12.9% weaker dollar compared to the Mexican peso. The average exchange rates for the six months ended June 30, 2017 and 2016 were 19.44 pesos and 18.08 pesos to the U.S. dollar, respectively, which represents a 7.5% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At June 30, 2017 and December 31, 2016, the Macau pataca to U.S. dollar exchange rates were similar at 8.20 patacas. The Macau pataca to U.S. dollar average exchange rates for the six months ended June 30, 2017 and 2016 were 8.18 patacas and 8.17 patacas, respectively, which represents a 0.2% stronger dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended June 30, 2017 and 2016 was 42.4% and 27.9%, respectively. Our effective tax rate for the three months ended June 30, 2017 was unfavorably affected by our Subpart F income adjustment and non-statutory stock options that expired during 2017, partially offset by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS. Our effective tax rate for the three months ended June 30, 2016 was favorably affected by the foreign rate differential on income from GPI Asia and the benefit from a research credit from GPI SAS partially offset by our Subpart F income adjustment.

Our effective income tax rate for the six months ended June 30, 2017 and 2016 was 32.4% and 27.7%, respectively. Our effective tax rate for the six months ended June 30, 2017 was favorably affected by the foreign rate differential on income from GPI Asia and the benefit from research and low wage tax credits from GPI SAS, partially offset by our Subpart F income adjustment and non-statutory stock options that expired during 2017. Our effective tax rate for the six months ended June 30, 2016 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by our Subpart F income adjustment.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2016, we reported unrecognized tax benefits related to the on-going French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next 12 months. This change may be the result of settlement of the ongoing audit or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. In addition to the on-going French Tax Administration examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the Internal Revenue Service for the 2015 tax year. As of June 30, 2017, there was no change to the unrecognized tax benefits reported at December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn any funds under the revolving loan. Additional information can be found at Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. This description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy, and the Guaranty, which were filed as Exhibits 10.1, 10.2 and 10.3 to the Form 8-K filed with the SEC on July 2, 2015.

Other potential sources of capital include, but are not limited to, additional bank credit facilities and the sale of stock. We believe that we have the resources to satisfy our operating needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At June 30, 2017, we had $13.2 million in cash and cash equivalents. Of this amount, $7.7 million was held by GPI USA, $3.6 million was held by GPI ASIA, and $1.9 million was held by GPI SAS. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, although foreign tax credits may be available to offset such taxes. Of the amounts held by GPI Asia, $3.2 million could be repatriated without further US tax consequences because U.S. federal income taxes have already been paid on these funds. Except for the amounts previously subject to US taxation (e.g. deemed dividends under Subpart F), we continue to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our unaudited condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (dollars in thousands), and our current ratio:

June 30,	December 31,	Period-to-Period
2017	2016	Change
Cash and cash equivalents	$13,178	$10,604	$2,574	24.3%
Working capital	$22,828	$24,351	$(1,523)	(6.3)%
Current ratio	2.1	2.7

Cash Flows. The following summarizes our cash flows (dollars in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2017	2016	Change

Operating activities	$5,360	$(1,514)	$6,874	454.0%
Investing activities	(2,340)	(4,665)	2,325	49.8%
Financing activities	(638)	(662)	24	3.6%
Effect of exchange rates	192	79	113	(143.0%)
Net change	$2,574	$(6,762)	$9,336	138.1%

The increase in cash flows provided by operating activities was primarily caused by a decrease in assets and an overall increase in liabilities, partially offset by a decrease in net income.

The decrease in cash flows used by investing activities was primarily due to a decrease in capital expenditures partially offset by the acquisition of 20% of the outstanding shares of Onlive Gaming SAS. See Note 8 to the unaudited condensed consolidated financial statements included in Part I, item 1, of this Quarterly Report on Form 10-Q.

Capital Expenditures. We currently intend to purchase approximately $2.0 million in property and equipment during the remainder of 2017 primarily related to improving our operations at our Blue Springs, Missouri facility and our other facilities. In the first six months of 2017, we purchased $1.8 million of property and equipment.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a special dividend from time to time.

Backlog. At June 30, 2017, our backlog of signed orders for the following twelve months was $26.2 million, consisting of $14.4 million for GPI ASIA, $11.5 million for GPI USA, and $0.3 million for GPI SAS. At June 30, 2016, our backlog of signed orders for the following twelve months was $22.8 million, consisting of $13.1 million for GPI ASIA, $9.6 million for GPI USA, and $0.1 million for GPI SAS.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2017, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	No common shares were repurchased by the Company in the second quarter of 2017.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 11, 2017	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

