Form 10-Q
period 2017-09-30
Gaming Partners International CORP
filed 2017-11-13
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2017, the latest practicable date, was 7,932,094 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$12,185	$10,604
Accounts receivable, net	10,260	11,069
Inventories	16,504	14,987
Prepaid expenses	888	812
Other current assets	2,398	1,620
Total current assets	42,235	39,092
Property and equipment, net	25,168	24,310
Goodwill	10,292	10,292
Intangible assets, net	1,733	1,818
Investment	429	-
Deferred income tax assets	1,431	1,579
Inventories, non-current	1,163	598
Other assets, non-current	2,003	2,310
Total assets	$84,454	$79,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,852	$3,466
Accrued liabilities	5,521	5,698
Customer deposits and deferred revenue	4,701	3,679
Current portion of long-term debt	1,390	1,367
Income taxes payable	698	531
Total current liabilities	16,162	14,741
Long-term debt	5,616	6,649
Other liabilities, non-current	187	1,076
Total liabilities	21,965	22,466
Commitments and contingencies - see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of September 30, 2017, and 8,219,577 and 7,928,594 shares issued and outstanding, respectively, as of December 31, 2016	82	82
Additional paid-in capital	20,155	20,031
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	45,232	42,044
Accumulated other comprehensive loss	(717)	(2,361)
Total stockholders' equity	62,489	57,533
Total liabilities and stockholders' equity	$84,454	$79,999

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$24,635	$22,559	$59,822	$58,996
Cost of revenues	17,455	15,036	42,964	40,187
Gross profit	7,180	7,523	16,858	18,809

Marketing and sales	1,612	1,613	4,814	4,711
General and administrative	2,155	2,129	6,437	6,821
Research and development	360	297	1,018	955
Operating income	3,053	3,484	4,589	6,322
Other income (expense), net	32	43	(51)	(32)
Income before income taxes	3,085	3,527	4,538	6,290
Income tax provision	880	1,080	1,350	1,844
Net income	$2,205	$2,447	$3,188	$4,446

Earnings per share:
Basic	$0.28	$0.31	$0.40	$0.56
Diluted	$0.27	$0.30	$0.40	$0.55
Weighted-average shares of common stock outstanding:
Basic	7,932	7,929	7,930	7,929
Diluted	8,066	8,057	8,061	8,039

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,205	$2,447	$3,188	$4,446
Other comprehensive income:
Foreign currency translation adjustment	529	126	1,644	378
Total other comprehensive income	529	126	1,644	378
Comprehensive income	$2,734	$2,573	$4,832	$4,824

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	4,446	-	4,446
Stock compensation expense	-	-	70	-	-	-	70
Tax impact of stock options	-	-	(87)	-	-	-	(87)
Foreign currency translation adjustment	-	-	-	-	-	378	378
Balance, September 30, 2016	7,928,594	$82	$20,016	$(2,263)	$42,258	$(1,498)	$58,595

Balance, January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	3,188	-	3,188
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	89	-	-	-	89
Foreign currency translation adjustment	-	-	-	-	-	1,644	1,644
Balance, September 30, 2017	7,932,094	$82	$20,155	$(2,263)	$45,232	$(717)	$62,489

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$3,188	$4,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,050	1,987
Amortization of intangible assets	185	205
Provision for (recovery of) bad debt	(449)	86
Inventory write-down	660	-
Deferred income taxes	160	(102)
Stock compensation expense	89	70
Tax impact of stock options	-	(87)
Gain on sale or disposal of property and equipment	(7)	-
Gain on sale of marketable securities	-	(1)
Equity loss in affiliates	22	-
Change in operating assets and liabilities:
Accounts receivable	1,270	(2,265)
Inventories	(2,192)	(5,421)
Prepaid expenses and other current assets	(716)	(331)
Non-current other assets	458	16
Accounts payable	165	36
Accrued liabilities	(1,269)	(2,113)
Customer deposits and deferred revenue	1,008	1,731
Income taxes payable	160	678
Net cash provided by (used in) operating activities	5,782	(1,065)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	3,584
Proceeds from sale of property and equipment	80	-
Purchase of licensing rights	(100)	-
Purchase of equity method investment	(451)	-
Capital expenditures	(3,222)	(8,921)
Net cash used in investing activities	(3,693)	(5,337)

Cash Flows from Financing Activities
Principal payments on long-term debt	(1,010)	(995)
Proceeds from exercise of stock options	35	-
Net cash used in financing activities	(975)	(995)
Effect of exchange rates changes on cash	467	114
Net increase (decrease) in cash and cash equivalents	1,581	(7,283)
Cash and cash equivalents, beginning of period	10,604	17,788
Cash and cash equivalents, end of period	$12,185	$10,505

Supplemental disclosures of cash flow information
Cash paid for interest	$186	$183
Cash paid for income taxes, net of refunds	$886	$1,218

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through accounts payable	$163	$2,178

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

Recently Issued Accounting Standards. In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-17, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the tax exception for an intra-entity transfer of an asset other than inventory. The ASU becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Entities are required to adopt the ASU using a modified retrospective approach with a cumulative adjustment to retained earnings for previously unrecognized income tax expense. We anticipate a decrease in retained earnings of $0.4 million upon adoption related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). The guidance is effective in 2018, with early adoption permitted.

We are utilizing a comprehensive approach to assess the impact of the guidance on our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations. We continue to evaluate the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance and, based on the foregoing, we do not currently expect this guidance to have a material impact on our consolidated financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the full retrospective method.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. During the first quarter of 2017, the Company adopted this guidance prospectively. The adoption of this guidance had no impact on our consolidated statements of income and comprehensive income.

Note 2. Dolphin Asset Acquisition

On May 11, 2016, the Company entered into and closed an Asset Purchase Agreement to purchase certain assets used in the design and manufacture of casino currency from Dolphin Products Limited (Dolphin), a wholly owned subsidiary of Entertainment Gaming Asia Inc. (EGT). The purchased assets were primarily equipment and inventory with allocated costs of $5.7 million and $1.6 million, respectively.

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

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following summarizes our holdings (in thousands):

	September 30, 2017	December 31, 2016

United States (including Mexico)	$6,138	$3,237
Macau S.A.R., China	3,816	4,104
France	2,231	3,263
Total	$12,185	$10,604

Note 4. Accounts Receivable

At September 30, 2017, two customers individually accounted for 10% or more of our accounts receivable balance. At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$10,895	$11,129
Work in progress	1,613	1,137
Finished goods	5,159	3,319
Total inventories	$17,667	$15,585

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2017	December 31, 2016
Current	$16,504	$14,987
Non-current	1,163	598
Total inventories	$17,667	$15,585

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$666	$636
Buildings and improvements	10,870	10,280
Equipment and furniture	39,351	35,618
Vehicles	407	379
Construction in progress	1,356	1,327
	52,650	48,240
Less accumulated depreciation	(27,482)	(23,930)
Property and equipment, net	$25,168	$24,310

Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,164,000 and $658,000, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3,050,000 and $1,987,000, respectively. At September 30, 2017, the construction in progress was primarily related to card manufacturing assets waiting to be placed in service. At December 31, 2016, it related mostly to Dolphin assets and card manufacturing assets waiting to be placed in service.

Note 7. Goodwill and Intangible Assets

We had goodwill of $10,292,000 as of both September 30, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(670)	$1,041	$1,711	$(579)	$1,132	10-15
Customer list	897	(334)	563	897	(278)	619	10-15
Patents	542	(532)	10	542	(527)	15	13-14
Other intangible assets	472	(353)	119	372	(320)	52	3-10
Total intangible assets	$3,622	$(1,889)	$1,733	$3,522	$(1,704)	$1,818

Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016 was $57,000 and $68,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2017 and 2016 was $185,000 and $205,000, respectively.

Note 8. Equity method investment

On May 31, 2017, GPIC acquired 20% of the outstanding shares of Onlive Gaming SAS for $451,000. Onlive Gaming SAS is a company dedicated to the development of electronic products using RFID technology. The equity method was used to account for this investment because of our ability to exercise significant influence, but not control, over operating and financial policies of Onlive Gaming SAS.

Note 9. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of September 30, 2017 and December 31, 2016.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven-year amortization schedule.

At September 30, 2017, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Year Ending	Long-term Debt
2017 (remaining 3 months)	$343
2018	1,402
2019	1,452
2020	1,503
2021	1,556
Thereafter	750
Total	$7,006

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2022.

At September 30, 2017, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Year Ending	Payments
2017 (remaining 3 months)	$282
2018	838
2019	394
2020	280
2021	285
2022	226
Total	$2,305

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

The following tables present our net sales by geographic area (dollars in thousands):

	Three Months Ended
	September 30,
	2017		2016
Revenues
The Americas	$12,511	50.8%	$13,650	60.6%
Asia-Pacific	11,564	46.9%	8,695	38.5%
Europe and Africa	560	2.3%	214	0.9%
Total	$24,635	100.0%	$22,559	100.0%

	Nine Months Ended
	September 30,
	2017		2016
Revenues
The Americas	$40,332	67.4%	$42,144	71.5%
Asia-Pacific	17,773	29.7%	14,052	23.8%
Europe and Africa	1,717	2.9%	2,800	4.7%
Total	$59,822	100.0%	$58,996	100.0%

The following tables present our net sales by product line (dollars in thousands):

	Three Months Ended
	September 30,
	2017		2016

Casino currency without RFID	$3,552	14.4%	$2,999	13.3%
Casino currency with RFID	9,525	38.7%	5,797	25.7%
Total casino currency	13,077	53.1%	8,796	39.0%

Playing cards	5,923	24.0%	6,876	30.4%
Table accessories and other products	1,549	6.3%	1,961	8.7%
Table layouts	1,404	5.7%	1,231	5.4%
Gaming furniture	1,000	4.1%	1,053	4.7%
Dice	653	2.7%	672	3.0%
RFID solutions	185	0.7%	1,052	4.7%
Shipping	844	3.4%	918	4.1%
Total	$24,635	100.0%	$22,559	100.0%

	Nine Months Ended
	September 30,
	2017		2016

Casino currency without RFID	$10,944	18.3%	$11,478	19.5%
Casino currency with RFID	13,489	22.5%	9,322	15.8%
Total casino currency	24,433	40.8%	20,800	35.3%

Playing cards	18,439	30.8%	19,922	33.8%
Table accessories and other products	5,033	8.4%	5,114	8.6%
Table layouts	3,951	6.6%	3,947	6.7%
Gaming furniture	2,541	4.2%	2,090	3.5%
Dice	2,077	3.5%	2,101	3.6%
RFID solutions	874	1.6%	2,576	4.4%
Shipping	2,474	4.1%	2,446	4.1%
Total	$59,822	100.0%	$58,996	100.0%

For the nine months ended September 30, 2017 and 2016, no customer accounted for 10% or more of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	September 30, 2017	December 31, 2016
United States	$13,748	$13,242
Mexico	5,803	6,142
France	5,150	4,614
Macau S.A.R., China	467	312
Total	$25,168	$24,310

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	September 30, 2017	December 31, 2016
United States	$1,690	$1,772
Macau S.A.R., China	43	46
Total	$1,733	$1,818

Note 12. Earnings per Share

Shares used to compute basic and diluted earnings per share from operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average number of common shares outstanding - basic	7,932	7,929	7,930	7,929
Potential dilution from equity options granted	134	128	131	110
Weighted-average number of common shares outstanding - diluted	8,066	8,057	8,061	8,039

We have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Outstanding anti-dilutive options	16	16	11	39

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

Overview of Our Business

We custom manufacture and supply casino currency, with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, and roulette wheels. We also provide multiple RFID technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. GPIC sells its casino table game equipment under the brand names of Paulson®, Bourgogne et Grasset® (BG®), Gemaco®, Blue Chip® (BC®), Dolphin®, and Bud Jones®.

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

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders. Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at September 30, 2017 and 2016 (in millions):

	GPI USA		GPI Asia		GPI SAS		Total
September 30, 2017	$11.0	million	$10.8	million	$0.4	million	$22.2	million
September 30, 2016	$8.4	million	$10.1	million	$0.6	million	$19.1	million

Outlook

Our results are subject to substantial fluctuations from factors largely out of the Company’s control, most notably the timing of casino openings and major rebranding and reracking of casino currency. These uncertainties will continue to impact revenues and net income. In recent quarters, we disclosed that our results had been negatively impacted by manufacturing problems in our Blue Springs facility impacting the margins earned on playing cards. We made substantial progress in the third quarter toward resolving those issues and improving card margins.

Financial and Operational Highlights

For the third quarter of 2017, our revenues were $24.6 million, an increase of $2.0 million, or 9.2%, compared to revenues of $22.6 million for the same period of 2016. The increase in our revenues was mostly due to an increase in sales of casino currency, offset by a decrease in sales of RFID solutions and a decrease in playing cards sales. For the third quarter of 2017, our net income was $2.2 million, a decrease of $0.2 million, or 9.9%, compared to net income of $2.4 million for the same period in 2016. The decrease in our net income was primarily due to a decrease in RFID solutions sales, a write-down of $0.7 million on slow-moving inventory items and an accrual of $0.6 million for the workforce annual bonus, offset by an increase in currency sales. In the third quarter of 2017, our profitability on our playing cards product line improved compared to the same period in 2016 and compared to the first half of 2017.

For the first nine months of 2017, our revenues were $59.8 million, an increase of $0.8 million, or 1.4%, compared to revenues of $59.0 million for the same period of 2016. The increase in our revenues was mostly due to an increase in sales of casino currency, offset by a decrease in sales of RFID solutions and a decrease in playing cards sales. For the first nine months of 2017, our net income was $3.2 million, a decrease of $1.3 million, or 28.3%, compared to net income of $4.5 million for the same period of 2016. The decrease in our net income was primarily due to a decrease in sales of RFID solutions, a write-down of $0.7 million on slow-moving inventory items, an accrual of $0.6 million for the workforce annual bonus and a reduction in both sales and profitability on our playing cards product line.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated income statements (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Revenues	$24,635	100.0%	$22,559	100.0%	$2,076	9.2%
Cost of revenues	17,455	70.9%	15,036	66.7%	2,419	16.1%
Gross profit	7,180	29.1%	7,523	33.3%	(343)	(4.6)%
Selling, administrative, and research and development	4,127	16.8%	4,039	17.9%	88	2.2%
Operating income	3,053	12.3%	3,484	15.4%	(431)	(12.4)%
Other income, net	32	0.1%	43	0.2%	(11)	(25.6)%
Income before income taxes	3,085	12.4%	3,527	15.6%	(442)	(12.5)%
Income tax provision	880	3.6%	1,080	4.8%	(200)	(18.5)%
Net income	$2,205	8.8%	$2,447	10.8%	$(242)	(9.9)%

	Nine Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Revenues	$59,822	100.0%	$58,996	100.0%	$826	1.4%
Cost of revenues	42,964	71.8%	40,187	68.1%	2,777	6.9%
Gross profit	16,858	28.2%	18,809	31.9%	(1,951)	(10.4)%
Selling, administrative, and research and development	12,269	20.5%	12,487	21.2%	(218)	(1.7)%
Operating income	4,589	7.7%	6,322	10.7%	(1,733)	(27.4)%
Other expense, net	(51)	(0.1)%	(32)	(0.1)%	(19)	59.4%
Income before income taxes	4,538	7.6%	6,290	10.6%	(1,752)	(27.9)%
Income tax provision	1,350	2.3%	1,844	3.1%	(494)	(26.8)%
Net income	$3,188	5.3%	$4,446	7.5%	$(1,258)	(28.3)%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Revenues
The Americas	$12,511	50.8%	$13,650	60.6%	$(1,139)	(8.3%)
Asia-Pacific	11,564	46.9%	8,695	38.5%	2,869	33.0%
Europe and Africa	560	2.3%	214	0.9%	346	161.7%
Total	$24,635	100.0%	$22,559	100.0%	$2,076	9.2%

	Nine Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Revenues
The Americas	$40,332	67.4%	$42,144	71.5%	$(1,812)	(4.3%)
Asia-Pacific	17,773	29.7%	14,052	23.8%	3,721	26.5%
Europe and Africa	1,717	2.9%	2,800	4.7%	(1,083)	(38.7%)
Total	$59,822	100.0%	$58,996	100.0%	$826	1.4%

The following tables present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2017		2016		Change

Casino currency without RFID	$3,552	14.4%	$2,999	13.3%	$553	18.4%
Casino currency with RFID	9,525	38.7%	5,797	25.7%	3,728	64.3%
Total casino currency	13,077	53.1%	8,796	39.0%	4,281	48.7%

Playing cards	5,923	24.0%	6,876	30.4%	(953)	(13.9%)
Table accessories and other products	1,549	6.3%	1,961	8.7%	(412)	(21.0%)
Table layouts	1,404	5.7%	1,231	5.4%	173	14.1%
Gaming furniture	1,000	4.1%	1,053	4.7%	(53)	(5.0%)
Dice	653	2.7%	672	3.0%	(19)	(2.8%)
RFID solutions	185	0.7%	1,052	4.7%	(867)	(82.4%)
Shipping	844	3.4%	918	4.1%	(74)	(8.1%)
Total	$24,635	100.0%	$22,559	100.0%	$2,076	9.2%

	Nine Months Ended
	September 30,				Period-to-Period
	2017		2016		Change

Casino currency without RFID	$10,944	18.3%	$11,478	19.5%	$(534)	(4.7%)
Casino currency with RFID	13,489	22.5%	9,322	15.8%	4,167	44.7%
Total casino currency	24,433	40.8%	20,800	35.3%	3,633	17.5%

Playing cards	18,439	30.8%	19,922	33.8%	(1,483)	(7.4%)
Table accessories and other products	5,033	8.4%	5,114	8.6%	(81)	(1.6%)
Table layouts	3,951	6.6%	3,947	6.7%	4	0.1%
Gaming furniture	2,541	4.2%	2,090	3.5%	451	21.6%
Dice	2,077	3.5%	2,101	3.6%	(24)	(1.1%)
RFID solutions	874	1.6%	2,576	4.4%	(1,702)	(66.1%)
Shipping	2,474	4.1%	2,446	4.1%	28	1.1%
Total	$59,822	100.0%	$58,996	100.0%	$826	1.4%

Comparison of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Revenues. For the three months ended September 30, 2017, our revenues were $24.6 million, an increase of $2.0 million, or 9.2%, compared to revenues of $22.6 million for the same period of 2016.

For the nine months ended September 30, 2017, our revenues were $59.8 million, an increase of $0.8 million, or 1.4%, compared to revenues of $59.0 million for the same period of 2016.

The increase in revenues was primarily attributable to an increase in sales of casino currency, offset by a decrease in sales of RFID solutions and a decrease in playing cards sales.

Cost of Revenues. For the three months ended September 30, 2017, cost of revenues was $17.5 million, an increase of $2.4 million, or 16.1%, compared to the same period in 2016. As a percentage of revenues, our cost of revenues increased to 70.9% in 2017 compared to 66.7% in 2016.

For the nine months ended September 30, 2017, cost of revenues was $43.0 million, an increase of $2.8 million, or 6.9%, compared to cost of revenues of $40.2 million for the same period in 2016. As a percentage of revenues, our cost of revenues increased to 71.8% in 2017 compared to 68.1% in 2016.

The increase in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended September 30, 2017, gross profit was $7.2 million, a decrease of $0.3 million, or 4.6%, compared to gross profit of $7.5 million for the same period in 2016. As a percentage of revenues, our gross profit decreased to 29.1% from 33.3%. The gross profit decrease was primarily attributable to a decrease in sales of RFID solutions and a write-down of $0.7 million on slow-moving inventory items, offset by an increase in casino currency sales.

For the nine months ended September 30, 2017, gross profit was $16.9 million, a decrease of $1.9 million, or 10.4%, compared to gross profit of $18.8 million for the same period in 2016. As a percentage of revenues, our gross profit decreased to 28.2% from 31.9%. The gross profit decrease was primarily attributable to a decrease in sales of RFID solutions, a write-down of $0.7 million on slow-moving inventory items, and a reduced gross profit on our playing cards product line, offset by an increase in casino currency sales.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Marketing and sales	$1,612	6.5%	$1,613	7.2%	$(1)	(0.1%)
General and administrative	2,155	8.7%	2,129	9.4%	26	1.2%
Research and development	360	1.5%	297	1.3%	63	21.2%
Total selling, administrative, and research and development	$4,127	16.7%	$4,039	17.9%	$88	2.2%

For the three months ended September 30, 2017, selling, administrative, and research and development expenses were $4.1 million, an increase of $0.1 million, or 2.2%, compared to selling, administrative, and research and development expenses of $4.0 million during the same period in 2016.

Marketing and sales expenses remained relatively unchanged in the third quarter of 2017 compared to the same period in 2016. However, the third quarter of 2017 includes an additional $0.2 million expense in compensation and related costs. This is offset by a reduction of $0.2 million in trade-show expense because in 2017 the Global Gaming Expo of Las Vegas (G2E Vegas) took place in October while in 2016 the G2E Vegas was held in September.

General and administrative expenses and research and development expenses remained relatively unchanged in the third quarter of 2017 compared to the same period in 2016.

The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues

	Nine Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Marketing and sales	$4,814	8.0%	$4,711	8.0%	$103	2.2%
General and administrative	6,437	10.8%	6,821	11.6%	(384)	(5.6%)
Research and development	1,018	1.7%	955	1.6%	63	6.6%
Total selling, administrative, and research and development	$12,269	20.5%	$12,487	21.2%	$(218)	(1.7%)

For the nine months ended September 30, 2017, selling, administrative, and research and development expenses were $12.3 million, a decrease of $0.2 million, or 1.7%, compared to selling, administrative, and research and development expenses of $12.5 million during the same period in 2016.

Marketing and sales expenses increased by $0.1 million, or 2.2%, during the first nine months of 2017 compared to the same period in 2016, primarily due to a one-time reduction in a deferred compensation item in 2016 for an employee that left the Company and an additional $0.2 million expense in compensation and related costs in 2017, offset by a reduction of $0.2 million in trade-show expense in 2017 as discussed above.

General and administrative expenses decreased by $0.4 million, or 5.6% during the first nine months of 2017 compared to the same period in 2016, primarily due to decreases of $0.3 million in bad debt expense or recovery of accounts receivable and $0.3 million in legal fees, offset by a $0.3 million impairment charge for fixed assets.

Research and development expenses remained relatively unchanged during the first nine months of 2017 compared to the same period in 2016.

Other Income and (Expense), net. The following tables present other net income and (expense) (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Interest income	$-	0.0%	$15	0.1%	$(15)	(100.0%)
Interest expense	(64)	(0.3%)	(60)	(0.3%)	(4)	6.7%
Gain on foreign currency transactions	129	0.5%	88	0.4%	41	46.6%
Other expense	(33)	(0.1%)	-	0.0%	(33)	0.0%
Total other income, net	$32	0.1%	$43	0.2%	$(11)	(25.6%)

	Nine Months Ended
	September 30,				Period-to-Period
	2017		2016		Change
Interest income	$1	0.0%	$23	0.0%	$(22)	(95.7%)
Interest expense	(186)	(0.3%)	(183)	(0.3%)	(3)	1.6%
Gain on foreign currency transactions	152	0.3%	127	0.2%	25	19.7%
Other (expense) income	(18)	(0.0%)	1	0.0%	(19)	(1,900.0%)
Total other expense, net	$(51)	(0.1%)	$(32)	(0.1%)	$(19)	59.4%

GPI SAS uses the euro as its functional currency. At September 30, 2017 and December 31, 2016, the U.S. dollar to euro exchange rates were $1.18 and $1.05, respectively, which represents a 12.2% weaker dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2017 and 2016 were $1.11 and $1.12, respectively, which represents a 0.9% stronger dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At September 30, 2017 and December 31, 2016, the Mexican peso to U.S. dollar exchange rates were 18.30 pesos and 20.75 pesos, respectively, which represents a 11.8% weaker dollar compared to the Mexican peso. The average exchange rates for the nine months ended September 30, 2017 and 2016 were 18.90 pesos and 18.31 pesos to the U.S. dollar, respectively, which represents a 3.2% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At September 30, 2017 and December 31, 2016, the Macau pataca to U.S. dollar exchange rates were 8.05 patacas and 8.20 patacas, respectively, which represents a 1.8% weaker dollar compared to the Macau pataca The Macau pataca to U.S. dollar average exchange rates for the nine months ended September 30, 2017 and 2016 were 8.16 patacas and 8.17 patacas, respectively, which represents a 0.1% weaker dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 28.5% and 30.6%, respectively. Our effective tax rate for the three months ended September 30, 2017 was unfavorably affected by our Subpart F income adjustment and non-statutory stock options that expired during 2017, partially offset by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS. Our effective tax rate for the three months ended September 30, 2016 was favorably affected by the foreign rate differential on income from GPI Asia and the benefit from a research credit from GPI SAS, partially offset by our Subpart F income adjustment.

Our effective income tax rate for the nine months ended September 30, 2017 and 2016 was 29.8% and 29.3%, respectively. Our effective tax rate for the nine months ended September 30, 2017 was favorably affected by the foreign rate differential on income from GPI Asia and the benefit from research and low wage tax credits from GPI SAS, partially offset by our Subpart F income adjustment and non-statutory stock options that expired during 2017. Our effective tax rate for the nine months ended September 30, 2016 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research credit from GPI SAS, partially offset by our Subpart F income adjustment.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2016, we reported unrecognized tax benefits related to the on-going French Tax Administration’s examination of GPI SAS for tax years 2013 and 2012. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next 12 months. This change may be the result of settlement of the ongoing audit or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. In addition to the on-going French Tax Administration examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the Internal Revenue Service for the 2015 tax year. As of September 30, 2017, there was no change to the unrecognized tax benefits reported at December 31, 2016.

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

At September 30, 2017, we had $12.2 million in cash and cash equivalents. Of this amount, $6.1 million was held by GPI USA, $3.8 million was held by GPI ASIA, and $2.2 million was held by GPI SAS. Of those amounts held in France by GPI SAS and in Mexico by GPI Mexicana, we would be subject to taxation in the United States if we were to repatriate those amounts, although foreign tax credits may be available to offset such taxes. All of the amounts held by GPI Asia, $3.8 million, could be repatriated without further U.S. tax consequences because U.S. federal income taxes have already been paid on these funds. Except for the amounts previously subject to U.S. taxation (e.g. deemed dividends under Subpart F), we continue to assert that earnings from GPI Asia will be permanently reinvested. We may repatriate amounts from GPI SAS and, accordingly, our unaudited condensed consolidated financial statements reflect the tax impacts that would result from repatriation.

Working Capital. The following summarizes our cash and cash equivalents, marketable securities, and working capital (dollars in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2017	2016	Change
Cash and cash equivalents	$12,185	$10,604	$1,581	14.9%
Working capital	$26,073	$24,351	$1,722	7.1%
Current ratio	2.6	2.7

Cash Flows. The following summarizes our cash flows (dollars in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2017	2016	Change

Operating activities	$5,782	$(1,065)	$6,847	642.9%
Investing activities	(3,693)	(5,337)	1,644	30.8%
Financing activities	(975)	(995)	20	2.0%
Effect of exchange rates	467	114	353	(309.6%)
Net change	$1,581	$(7,283)	$8,864	121.7%

The increase in cash flows provided by operating activities was primarily caused by an increase in depreciation adjustment and a decrease in assets, partially offset by a decrease in net income.

The decrease in cash flows used by investing activities was primarily due to a decrease in capital expenditures partially offset by the acquisition of 20% of the outstanding shares of Onlive Gaming SAS. See Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Capital Expenditures. We currently intend to purchase approximately $1.0 million in property and equipment during the remainder of 2017.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a special dividend from time to time.

Backlog. At September 30, 2017, our backlog of signed orders for the following twelve months was $22.2 million, consisting of $11.0 million for GPI USA, $10.8 million for GPI ASIA, and $0.4 million for GPI SAS. At September 30, 2016, our backlog of signed orders for the following twelve months was $19.1 million, consisting of $10.1 million for GPI ASIA, $8.4 million for GPI USA, and $0.6 million for GPI SAS.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	No common shares were repurchased by the Company in the third quarter of 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

10.1	Registrant’s 1994 Directors’ Stock Option Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 13, 2017	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

