Form 10-K
period 2017-12-31
Gaming Partners International CORP
filed 2018-03-23
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) based on the closing price as reported on the NASDAQ Global Market of $11.93 per share: $47,024,195.

As of March 15, 2018, there were 7,932,794 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of our definitive Proxy Statement relating to our 2018 annual stockholders’ meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after conclusion of the registrant’s year ended December 31, 2017.

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

Product Segment

We operate in one operating segment – casino table game products. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Geographic and Product Line Information, for information concerning our product lines.

Products

The following table describes our products by product line and sales (dollars in thousands) for the years ended December 31:

	2017		2016		Year-to-Year Change

Casino currency without RFID	$14,754	18.3%	$15,698	19.1%	$(944)	(6.0)%
Casino currency with RFID	18,041	22.4%	16,123	19.6%	1,918	11.9%
Total casino currency	32,795	40.7%	31,821	38.7%	974	3.1%

Playing cards	24,864	30.8%	26,708	32.5%	(1,844)	(6.9)%
Table accessories and other products	6,802	8.4%	6,639	8.1%	163	2.5%
Table layouts	5,315	6.6%	5,259	6.4%	56	1.1%
Gaming furniture	3,126	3.9%	2,645	3.2%	481	18.2%
Dice	2,791	3.5%	2,859	3.5%	(68)	(2.4)%
RFID solutions	1,623	2.0%	3,000	3.7%	(1,377)	(45.9)%
Shipping	3,286	4.1%	3,208	3.9%	78	2.4%
Total	$80,602	100.0%	$82,139	100.0%	$(1,537)	(1.9)%

Casino Currency

Casino currency, used at table games, can be divided into two basic styles: American-style, known as chips, and European-style, known as plaques and jetons. Our broad range of currency products enables us to meet our customers’ preferences and specifications, including branding, aesthetic, security, and anti-counterfeiting features. Because casino currency, like real currency, is subject to counterfeiting, we incorporate a variety of custom security and anti-counterfeit features, such as ultra-violet (UV) pigments, UV inks, four-color process UV markings, infrared pigments, DNA type taggants, gold lace materials, alpha dots, customized rings, number serializations, security films, holograms, and micro-text. Manufacturing techniques used to thwart counterfeiting include creation of intricate multi-shot molds and complex currency designs to increase replication difficulty. Our most sophisticated anti-counterfeiting feature is an RFID device, based on a microchip that can be embedded in our casino currency making it counterfeit resistant when combined with our chip inventory, validation and tracking system (CIS).

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

European-style Casino Currency. Plaques and jetons are European-style casino currency. Plaques can be rectangular, square, oval, or custom-shaped and are available in various sizes. Jetons are circular with multiple diameters. Plaques and jetons are made of laminated cellulose acetate with a large range of colors, shapes, security, and anti-counterfeit components such as UV pigment, number serialization, laser pigment, gold lace material, EM detection, and RFID technology. We offer a number of standard designs as well as highly customized designs. GPI SAS created its original product line in 1925 and has held the leading position in this market since that time.

RFID Casino Currency. Since 1996, we have been at the forefront of applying RFID technology to casino currency. Our RFID products include RFID-embedded currency and readers and antennas for the cage, gaming tables, and chip vaults. All of these RFID products can be integrated with our CIS software to provide authentication and inventory management across multiple locations within a casino. RFID enables quick and accurate accounting and verification of casino currency, either one at a time or in larger quantities, whether in stacks, racks, chip trays, or cabinets. When integrated with CIS, casino management can access, in real-time, a number of custom reports.

Use of RFID in gaming started with our low-frequency (125 KHz) devices used primarily for security. In 2006, we developed and introduced a faster, high-frequency (13.56 MHz) line of RFID products which offered a higher level of security and had much faster reading speeds, allowing tracking of currency movements within a casino. In 2015, after three years of research and development, we introduced SMART, a proprietary, high-performance RFID technology. Using a new generation of RFID tags and antennas, SMART operates at even faster chip-reading speeds. The SMART reader generates less heat and requires a smaller footprint.

RFID Solutions. RFID Solutions are customized applications running on CIS which integrate into a casino’s system to authenticate and track casino currency. We also provide associated hardware support and maintenance services.

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

Dice

We manufacture and sell various brands of dice. We offer a variety of options, including size, finish type, customer logo, color, serialization, and security features. In a busy casino, a stick of dice (two and one-half pair) does not generally remain in play for more than one day.

Gaming Furniture

We sell a complete line of table gaming furniture, including tables, bases, and pit podiums. Our hand-crafted gaming furniture is custom built based on a casino’s designs and specifications. Our tables can be designed to incorporate all of our accessories and RFID systems as well as all third-party products, such as playing card shufflers, playing card readers, monitors, and bill validators. Table gaming furniture is typically sold in combination with table layouts and table accessories.

Table Accessories and Other Products

We offer a full line of table game accessories, including table displays, roulette reader boards, foot rails, chip trays, drop boxes, shoes, cut cards, dice sticks, lammers, markers and buttons. We manufacture many of these products and have aligned with a number of third-party vendors, such as TECHART, to provide products that we don’t manufacture. We are a licensed manufacturer of roulette wheels and sell them worldwide.

Backlog

At December 31, 2017, our backlog of signed orders to be delivered during 2018 was $21.0 million, consisting of $16.6 million for GPI USA, $3.8 million for GPI Asia, and $0.6 million for GPI SAS. At December 31, 2016, our backlog of signed orders to be delivered in 2017 was $17.4 million, consisting of $9.0 million for GPI USA, $8.1 million for GPI Asia, and $0.3 million for GPI SAS.

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

Competition

We compete in all of our product lines with several table game equipment suppliers. Competitive advantages include our reputation, manufacturing capability, sales staff experience, distribution channels, regulatory and jurisdictional licenses, financial strength, and being one of the few companies to provide a complete line of casino table game products.

Casino Currency. Major competitors in casino currency are ICON Poker, Inc., based in the United States; Abbiati Casino Equipment Snc., based in Italy; and Matsui Gaming Machine Co., Ltd., based in Japan. Competitive advantages are region-specific products, reputation, quality, widespread jurisdictional licensing, emphasis on and the range of available currency lines and currency security features and configurable custom design options, understanding of players’ and dealers’ preferences, and value.

RFID Solutions. Primary competitive advantages for RFID solutions sales are experience with tracking of the complete supply chain of our RFID currency, exclusive licenses and patents, CIS software, product quality, security, service, and value.

Playing Cards. Major competitors in playing cards are The United States Playing Card Company based in the United States, and the Angel Playing Cards Co., Ltd, based in Japan. Competitive advantages are card characteristics such as finish, weight of paper, and snap memory, as well as manufacturing capacity, multiple brands, jurisdictional licensing, security, quality control, delivery reliability and value.

Table Layouts. Primary competitors in table layouts are Midwest Game Supply Co., and Rye Park Gaming LLC, both based in the United States, TCS/John Huxley based in the United Kingdom, and Matsui Gaming Machine Co., Ltd.,and Colorway, based in Asia. In addition, there are numerous small, regional competitors. Competitive advantages are variety of layout materials offered, fabric quality and durability, quick delivery, printing processes, and value.

Table Gaming Furniture. Principal competitors in table gaming furniture are USA Gaming Supply Inc., Avalon Gaming Inc., and MSC Gaming Inc., all based in the United States, TCS/John Huxley, based in the United Kingdom, Abbiati Casino Equipment Snc., based in Italy, and regional wood shops. Primary competitive advantages are the ability to design and produce a wide range of gaming furniture, short production lead times, craftsmanship, jurisdictional approvals, and value.

Table Accessories and Other Products. Principal competitors in table accessories and other products are small local distributors. Key competitive advantages are the ability to be a single-source supplier of all table game products, service, and product quality.

Dice. Our primary competitor in dice is Midwest Game Supply Co., based in the United States. Primary competitive advantages are brand recognition, product quality, manufacturing capacity, multiple brands, product options, service, and value.

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

Manufacturing

Most of our products are produced based on discrete orders. We manufacture few products to inventory. Our manufacturing facilities are in Beaune, France; San Luis Rio Colorado, Mexico; Blue Springs, Missouri; and Macau S.A.R., China. In France we produce our Bourgogne et Grasset® American-style casino chips, as well as plaques and jetons. In Mexico, we produce Paulson®, Bud Jones®, Dolphin®, and Bourgogne et Grasset® American-style casino chips, as well as table layouts, gaming furniture, table accessories, and dice. In Blue Springs, we produce Paulson® and Gemaco® playing cards, and table layouts. In Macau S.A.R., we manufacture table layouts. We have the facilities, equipment, and personnel necessary to meet expected customer demand.

Research and Development

We continually invest in developing or acquiring new or improved products. We release new updates to our Chip Inventory System (CIS), we develop new security features for our casino currency products and develop new manufacturing processes to improve the quality of our products. In 2017, we released our Smart Checkpoint which provides the ability to authenticate the RFID currency directly at the table. For information regarding the amounts spent during 2017 and 2016 on research and development activities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We own numerous United States and internationally-protected patents, trademarks and logos. Our trademarks, logos, and patent rights are valuable to our operations and are an important part of our marketing strategy. Our policy is to actively pursue and maintain registration of our patents, trade secrets, trademarks and logos, where needed, and to vigorously defend against any infringement or dilution.

Environmental Matters

Our operations are in compliance with international, federal, state, and local environmental laws and regulations. Liability for environmental remediation is accrued if considered probable and costs can be reasonably estimated.

Employees

At December 31, 2017, we employed 709 full-time employees, consisting of 340 employees in Mexico, 230 in the United States, 112 in France, and 27 in Macau S.A.R. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Dependence on One or a Few Major Customers

At December 31, 2017, no casino customer accounted for 10% or more of our accounts receivable balance. At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is located in a 15,000 square-foot facility that we lease in North Las Vegas, Nevada. We manufacture and store our primary products at facilities in San Luis Rio Colorado, Mexico; San Luis, Arizona; Blue Springs, Missouri; Beaune, France; and Macau S.A.R., China. We also lease sales offices in Atlantic City, New Jersey; Gulfport, Mississippi; and Macau S.A.R.

North Las Vegas, Nevada. Our headquarters is located at 3945 West Cheyenne Avenue, North Las Vegas, Nevada. We are leasing approximately 15,000 square feet for a term of seven years commencing on January 1, 2016.

San Luis Rio Colorado, Mexico. We manufacture casino currencies, table accessories, table layouts, dice, and gaming furniture at three facilities in San Luis Rio Colorado, Mexico. These facilities include 80,000 square feet of leased facilities, and a 70,000 square-foot facility, which we own.

San Luis, Arizona.  We warehouse inventory in an 8,000 square-foot leased facility in San Luis, Arizona, across the border from our Mexican manufacturing facility.

Blue Springs, Missouri. We manufacture playing cards and table layouts at a facility in Blue Springs, Missouri. This facility includes 65,000 square-feet of manufacturing, office, and sales administration space. In addition, we store raw materials in an underground storage facility occupying 20,000 square feet of warehouse space in Independence, Missouri. This lease terminates in May 2018 and we are currently evaluating other warehouse spaces.

Beaune, France. We manufacture casino currency and table layouts at a facility in Beaune, France. This facility includes 34,000 square feet of manufacturing, office and sales administration space, which we own. In addition, we own a 15,000 square-foot administrative building. We also lease a 5,000 square-foot building, which houses our mold-making operations.

Macau S.A.R., China.  We distribute our full product line in a leased 4,000 square foot sales office in Macau S.A.R., China. In addition, we manufacture and warehouse table layouts in two additional leased facilities in Macau S.A.R., with a total of 6,700 square feet.

Facility Capacity. With a total of approximately 322,700 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2017, we believe that we have sufficient production capacity to meet anticipated demand for all of our products.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol GPIC. The following table sets forth the quarterly high and low prices for trades of our common stock as reported on the NASDAQ Global Market during the periods indicated. All stock prices reflect a fiscal year ending December 31. On March 15, 2018, the closing price was $9.69 per share.

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter	$12.00	$9.66	$10.33	$8.51
Second Quarter	12.50	9.13	9.98	8.55
Third Quarter	12.12	9.65	12.34	9.12
Fourth Quarter	11.50	10.35	11.95	10.27

Holders

There were 70 holders of record of our common stock as of March 15, 2018.

Dividend Policy

Our Board of Directors has no plans to pay a regular dividend on our common stock, but intends to evaluate from time to time the merit of paying a dividend. In both December 2017 and 2016, we paid a cash dividend of $0.12 per issued and outstanding common share, resulting in aggregate dividends of $952,000 and $951,000, respectively.

Transfer Agent

Our stock transfer agent and registrar is Broadridge Corporate Issuer Solutions, P.O. Box 1342, Brentwood, NY 11717. Their telephone number is 1-877-830-4936.

Purchases of Equity Securities by the Issuer

The Company’s stock repurchase program adopted on December 1, 2011, remains in effect. As of December 31, 2017, 215,590 shares remain authorized for repurchase. No common shares were repurchased during 2017 or 2016, and there is no assurance that we will repurchase any additional shares under the repurchase program. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Stockholders’ Equity.

Amendments to the 1994 Directors’ Stock Option Plan (Directors’ Plan)

On December 26, 2017, the Board of Directors adopted amendments to the Directors’ Plan to extend the term of the plan from January 31, 2019 to January 31, 2022 and allow for the grant of stock appreciation rights to non-employee directors in addition to grants of stock options. Stock appreciation rights entitle non-employee directors to surrender a vested option and receive in exchange a cash payment. Non-employee directors currently hold outstanding stock options which will expire beginning in 2018 unless exercised. However, exercise of these options and the potential resulting sale of the common stock received upon exercise of the stock options could have a significant impact on the price of the Company’s common stock due to its low trading volume. The Board of Directors believes that the low trading volume of the Company’s stock would be unable to support the influx of directors selling shares received upon the exercise of stock options granted under the Directors’ Plan without a corresponding decrease in the Company’s stock price. Therefore, the Board of Directors adopted amendments to the Directors’ Plan to allow for the grant of stock appreciation rights which would entitle the non-employee director to receive the amount by which the fair market value of a share of common stock immediately prior to exercise exceeds the related stock option exercise price. The Board of Directors believes that the grant of stock appreciation rights continues to promote the underlying goals of the Directors’ Plan to encourage directors to take a long-term view of the Company’s affairs and to reward directors for their service to the Company, without directly affecting the Company’s stock price. The amendments to the Directors’ Plan are being submitted to the Company’s stockholders for approval at the annual meeting in May 2018.

On December 26, 2017, the Board of Directors, upon the recommendation of the Compensation Committee, granted stock appreciation rights to the Company’s non-employee directors relating to outstanding stock options for an aggregate 262,750 shares of common stock previously granted to them under the Directors’ Plan which expire after December 26, 2017. These grants of stock appreciation rights to our non-employee directors are being submitted to the Company’s stockholders for ratification at the annual meeting in May 2018. For more information see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16. Stock Option Programs and Share-based Compensation Expense.

Item 6.  Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included at Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data for the years ended December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per-share amounts)
STATEMENT OF INCOME DATA:
Revenues	$80,602	$82,139	$78,238	$60,972	$56,173
Cost of revenues	57,924	56,803	51,403	42,657	38,584
Gross profit	22,678	25,336	26,835	18,315	17,589
Selling, administrative, and research and development	17,152	17,776	16,926	16,127	16,970
Operating income	5,526	7,560	9,909	2,188	619
Other expense, net	(85)	(34)	(173)	227	4
Income before income taxes	5,441	7,526	9,736	2,415	623
Income tax provision	1,815	2,343	2,805	(261)	(543)
Net income	$3,626	$5,183	$6,931	$2,676	$1,166

Earnings per share:
Basic	$0.46	$0.65	$0.87	$0.34	$0.15
Diluted	$0.45	$0.64	$0.86	$0.33	$0.15
Weighted-average shares of common stock outstanding:
Basic	7,930	7,929	7,926	7,916	7,942
Diluted	8,045	8,042	8,040	8,015	8,029

BALANCE SHEET DATA:
Cash and cash equivalents	$14,064	$10,604	$17,788	$8,969	$14,492
Marketable securities	-	-	3,503	3,597	5,724
Working capital	24,087	24,496	31,129	16,195	32,069
Property and equipment, net	24,933	24,310	14,102	15,087	10,996
Total assets	83,403	79,999	77,244	68,394	55,449
Current liabilities	16,636	14,596	15,201	19,794	6,106
Long-term debt	5,265	6,649	8,002	-	-
Total stockholders' equity (1)	61,316	57,533	53,788	48,265	47,473

(1)	Cash dividends of $952,000 and $951,000 were paid in 2017 and 2016, respectively. No cash dividends were paid in 2015, 2014 or 2013.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition for the year ended December 31, 2017. When reviewing this material, you should refer to the additional detailed information in our consolidated financial statements and the accompanying notes at Item 8. Financial Statements and Supplementary Data. Except for historical information contained herein, statements in the following discussion may be forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results to differ significantly from those expressed. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A. Risk Factors.

For an overview of our business and information on our products, as well as other general information, see Item 1. “Business.”

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders.

Our backlog, which reflects signed orders to be delivered over the following twelve months, was as follows at December 31, 2017 and December 31, 2016:

	GPI USA	GPI Asia	GPI SAS	Total
December 31, 2017	$16.6 million	$3.8 million	$0.6 million	$21.0 million
December 31, 2016	$9.0 million	$8.1 million	$0.3 million	$17.4 million

Outlook

During the second half of 2017, we made significant progress in addressing expansion related issues impacting operations and margins at our Blue Springs facility. These efforts have resulted in improved margins in our card business. In addition, we added sales and marketing staff to enhance development of a retail card business. We do not expect material retail revenue in the short term, as it will take time to build relationships and a significant customer base. While extremely difficult to accurately predict casino opening dates, we currently expect 2018 sales in our Asian markets to be similar to 2017.

As previously disclosed in the 8-K filed January 31st, 2018 we entered into a joint development agreement to provide a table management solution that would combine visioning technology and immersive data analytics with our RFID technology to better secure table currency, increase fraud protection, improve table productivity, and provide data for player behavior applications. We hope to introduce this table management solution at the end of 2018 or early 2019.

Financial and Operational Highlights

For the fourth quarter of 2017, our revenues were $20.8 million, a decrease of $2.3 million, or 10.2%, compared to revenues of $23.1 million in the fourth quarter of 2016. For the fourth quarter of 2017, our net income was $0.4 million, a decrease of $0.3 million, or 40.5%, compared to net income of $0.7 million in the fourth quarter of 2016.

For the year ended December 31, 2017, our revenues were $80.6 million, a decrease of $1.5 million, or 1.9%, compared to revenues of $82.1 million in 2016. Our net income for 2017 was $3.6 million, a decrease of $1.6 million, or 30.0%, compared to net income of $5.2 million for 2016.

GPI SAS uses the euro as its functional currency. At December 31, 2017 and 2016, the U.S. dollar to euro exchange rates were 1.20 and 1.05, respectively, which represents a 13.9% stronger dollar compared to the euro. The average exchange rates for the years ended December 31, 2017 and 2016 was $1.13 and $1.11, respectively, which represents a 2.1% stronger dollar compared to the euro.

Our Mexican manufacturing plant uses the U.S. dollar as its functional currency. At December 31, 2017 and 2016, the Mexican peso to U.S. dollar exchange rates were 19.69 and 20.75, respectively, which represents a 5.1% weaker dollar compared to the peso. The average exchange rates for the years ended December 31, 2017 and 2016 were 18.92 and 18.72 pesos to the U.S. dollar, respectively, which represents a 1.1% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At December 31, 2017 and December 31, 2016, the Macau pataca to U.S. dollar exchange rates were 8.05 patacas and 8.20 patacas, respectively, which represents a 1.8% weaker dollar compared to the Macau pataca. The Macau pataca to U.S. dollar average exchange rates for the years ended December 31, 2017 and 2016 were 8.13 patacas and 8.17 patacas, respectively, which represents a 0.5% weaker dollar compared to the Macau pataca.

Results of Operations

The following table summarizes selected items from our consolidated statements of income (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2017		2016		Year-to-Year Change
Revenues	$80,602	100.0%	$82,139	100.0%	$(1,537)	(1.9)%
Cost of revenues	57,924	71.9%	56,803	69.2%	1,121	2.0%
Gross profit	22,678	28.1%	25,336	30.8%	(2,658)	(10.5)%
Selling, administrative, and research and development	17,152	21.3%	17,776	21.6%	(624)	(3.5)%
Operating income	5,526	6.9%	7,560	9.2%	(2,034)	(26.9)%
Other expense, net	(85)	(0.1)%	(34)	(0.0)%	(51)	150.0%
Income before income taxes	5,441	6.8%	7,526	9.3%	(2,085)	(27.7)%
Income tax provision (benefit)	1,815	2.3%	2,343	2.9%	(528)	(22.5)%
Net income	$3,626	4.5%	$5,183	6.3%	$(1,557)	(30.0)%

The following table presents certain data by geographic location (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2017		2016		Year-to-Year Change
Revenues
The Americas	$54,638	67.8%	$56,247	68.5%	$(1,609)	(2.9)%
Asia-Pacific	23,200	28.8%	22,080	26.9%	1,120	5.1%
Europe and Africa	2,764	3.4%	3,812	4.6%	(1,048)	(27.5)%
Total	$80,602	100.0%	$82,139	100.0%	$(1,537)	(1.9)%

The following table details our revenues by product line (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2017		2016		Year-to-Year Change

Casino currency without RFID	$14,754	18.3%	$15,698	19.1%	$(944)	(6.0)%
Casino currency with RFID	18,041	22.4%	16,123	19.6%	1,918	11.9%
Total casino currency	32,795	40.7%	31,821	38.7%	974	3.1%

Playing cards	24,864	30.8%	26,708	32.5%	(1,844)	(6.9)%
Table accessories and other products	6,802	8.4%	6,639	8.1%	163	2.5%
Table layouts	5,315	6.6%	5,259	6.4%	56	1.1%
Gaming furniture	3,126	3.9%	2,645	3.2%	481	18.2%
Dice	2,791	3.5%	2,859	3.5%	(68)	(2.4)%
RFID solutions	1,623	2.0%	3,000	3.7%	(1,377)	(45.9)%
Shipping	3,286	4.1%	3,208	3.9%	78	2.4%
Total	$80,602	100.0%	$82,139	100.0%	$(1,537)	(1.9)%

Comparison of Operations for the Years Ended December 31, 2017 and 2016

Revenues. For the year ended December 31, 2017, our revenues were $80.6 million, a decrease of $1.5 million, or 1.9%, compared to revenues of $82.1 million in 2016. The decrease in revenues is primarily due to a decrease in playing cards sales and the RFID solutions product lines, offset by an increase in casino currency.

Cost of Revenues. For the year ended December 31, 2017, our cost of revenues was $57.9 million, an increase of $1.1 million, or 2.0%, compared to cost of revenues of $56.8 million for 2016. As a percentage of revenues, our cost of revenues increased to 71.9% in 2017 compared to 69.2% in 2016. The increased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the year ended December 31, 2017, gross profit was $22.7 million, a decrease of $2.6 million, or 10.5%, compared to gross profit of $25.3 million for 2016. As a percentage of revenues, our gross profit decreased to 28.1% in 2017 compared to 30.8% in 2016. This decrease in gross profit was primarily related to a decrease in RFID solutions sales, a decrease in playing cards sales, an exceptional write-down of $0.8 million on slow-moving casino currency inventory items, and an increase in our depreciation of $1.2 million. This increase in depreciation is a result of the expansion at our Blue Springs, Missouri, location and the 2016 Dolphin asset acquisition described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition..

Selling, Administrative, and Research and Development Expenses. The following table details the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2017		2016		Year-to-Year Change
Marketing and sales	$6,619	8.2%	$6,407	7.8%	$212	3.3%
General and administrative	9,016	11.1%	10,181	12.3%	(1,165)	(11.4)%
Research and development	1,517	1.9%	1,188	1.4%	329	27.7%
Total selling, administrative, and research and development	$17,152	21.3%	$17,776	21.6%	$(624)	(3.5)%

For the year ended December 31, 2017, selling, administrative, and research and development expenses were $17.2 million, a decrease of $0.6 million, or 3.5%, compared to selling, administrative, and research and development expenses of $17.8 million in 2016. As a percent of revenue, selling, administrative, and research and development expenses remained relatively unchanged in 2017 compared to 2016.

Marketing and sales expenses increased $0.2 million to $6.6 million in 2017 compared to $6.4 million in 2016. This is primarily due to increased compensation and related costs.

General and administrative expenses decreased $1.2 million to $9.0 million in 2017 compared to $10.2 million in 2016. This is primarily due to a decreases in bad debt expense of $0.5 million, in intangible asset impairment loss of $0.4 million, in legal fees of $0.2 million, and in gaming license costs for $0.2 million, partially offset by an increase of $0.3 million in stock compensation related costs.

Research and development expenses increased $0.3 million to $1.5 million in 2017 compared to $1.2 million in 2016. This is primarily due to an increase in headcount and an increase in subcontracting cost.

Other (Expense) and Income, net. The following table details other (expense) and income items (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2017		2016		Year-to-Year Change
Interest income	$1	0.0%	$23	0.0%	$(22)	(95.7)%
Interest expense	(249)	(0.3)%	(242)	(0.2)%	(7)	2.9%
Gain on foreign currency transactions	182	0.2%	187	0.2%	(5)	(2.7)%
Other expense, net	(19)	(0.0)%	(2)	(0.0)%	(17)	850.0%
Total other expense, net	$(85)	(0.1)%	$(34)	(0.0)%	$(51)	150.0%

Other expense remained relatively unchanged in 2017 compared to 2016.

Income Taxes. During the year ended December 31, 2017, our effective tax rate was 33.4%, compared to an effective tax rate of 31.1% for the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was favorably affected by the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits primarily from our French subsidiary, GPI SAS; partially offset by our Subpart F income adjustment and by the impact of the 2017 Tax Cuts and Jobs Act. Our effective tax rate for the year ended December 31, 2016 differed from the statutory rate primarily because of the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2017	2016
Macau S.A.R., China	$3,620	$4,672
France	1,021	(477)
Mexico	544	337
United States	256	2,994
Total pre-tax income	$5,441	$7,526

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. These expenses totaled approximately $1.2 million and $1.0 million for 2017 and 2016, respectively.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2017, we reported unrecognized tax benefits related to the on-going French Tax Administration’s (FTA) examination of GPI SAS for tax years 2013 and 2012. In the first quarter of 2018, in connection with this examination, GPI paid €1.4 million to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next 12 months. This change may be the result of settlement of the ongoing audit or competent authority proceedings.

In addition to the on-going French Tax Administration examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the Internal Revenue Service for the 2015 tax year. We expect this audit to be finalized in 2018.

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

At December 31, 2017, we had $14.1 million in cash and cash equivalents. Of this amount, $6.6 million is held by GPI SAS, $4.9 million is held by GPI USA, and $2.6 million is held by GPI Asia. As a consequence of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, of those amounts held outside of the United States, we would not be subject to further taxation if we were to repatriate those amounts, except for potential minimal withholding taxes. Unrepatriated earnings were approximately $6.2 million as of December 31, 2017. Except for the $2.0 million earnings from GPI SAS, these unrepatriated earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings from GPI Asia to finance U.S. operations. Except for the deemed dividends under Section 956 in 2015 and under Subpart F, we continue to assert that earnings from GPI Asia will be permanently reinvested.

Working Capital. The following table summarizes our cash and cash equivalents, working capital, and current ratio for the years ended December 31 (dollars in thousands):

	2017	2016	Year-to-Year Change
Cash and cash equivalents	$14,064	$10,604	$3,460	32.6%
Working capital	24,087	24,496	(409)	(1.7)%
Current ratio	2.4	2.7

The decrease in working capital is mostly due to a decrease of $3.7 million in accounts receivable, an increase of $1.3 million in accounts payable, and of $1.1 million in accrued liabilities, offset by an increase of $3.5 million in cash and cash equivalents, $1.2 million in other current assets, $0.5 million in inventories, $0.5 million in prepaid expenses and a decrease of $0.7 million in customer deposits and deferred revenue. For additional information see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Accrued Liabilities.

Cash Flows. The following table summarizes our cash flow (dollars in thousands) for the years ended December 31:

	2017	2016	Year-to-Year Change

Operating activities	$10,140	$3,547	$6,593	185.9%
Investing activities	(4,925)	(8,319)	3,394	40.8%
Financing activities	(2,308)	(2,281)	(27)	1.2%
Effect of exchange rates	553	(131)	684	522.1%
Net change	$3,460	$(7,184)	$10,644	148.2%

The increase in cash flows provided by operating activities was primarily caused by an increase of $6.3 million in the change in operating assets and liabilities, and an increase of $0.3 million in net income and the adjustments to reconcile net income to net cash. The change in operating assets and liabilities is mostly due to the timing of sales and manufacturing. The increase in the adjustments to reconcile net income to net cash is mostly due to increases of $1.0 million in depreciation, $0.8 million in inventory write-down, $0.3 million in deferred income taxes, $0.3 million in stock compensation expense, offset by an increase in recovery of bad debt of $0.4 million and a decrease of $0.4 million in impairment of intangible assets.

The decrease in cash flows used in investing activities was primarily due to a decrease of $7.5 million in capital expenditures partially offset by a decrease of $3.6 million in sale of marketable securities.

Cash flows used in financing activities remained relatively unchanged in 2017 compared to 2016.

The increase from the effect of exchange rates is mostly due to the Euro strengthening compared to the USD in 2017.

Facilities. Our facilities are described at Item 2. Properties.

Capital Expenditures. In 2018 we currently plan to purchase approximately $5.0 million in property, plant, and equipment, composed mainly of machinery and equipment for our Blue Springs, Missouri, facility. In 2017, we purchased $4.4 million of property, plant, and equipment primarily due to capital investments at our Blue Springs, Missouri facility.

Selected Quarterly Financial Information

	Year Ended December 31, 2017
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$18,913	$16,274	$24,635	$20,780	$80,602
Cost of revenues	13,093	12,416	17,455	14,960	57,924
Gross profit	5,820	3,858	7,180	5,820	22,678
Selling, administrative, and research and development expenses	4,361	3,782	4,127	4,882	17,152
Operating income	1,459	76	3,053	938	5,526
Other (expense) income, net	(93)	9	32	(33)	(85)
Income before income taxes	1,366	85	3,085	905	5,441
Income tax provision	434	36	880	465	1,815
Net income	$932	$49	$2,205	$440	$3,626
Net earnings per share:
Basic	$0.12	$0.01	$0.28	$0.06	$0.47
Diluted	$0.12	$0.01	$0.27	$0.05	$0.45

	Year Ended December 31, 2016
	First	Second	Third	Fourth	Total
	(in thousands, except per-share data)
Revenues	$16,093	$20,344	$22,559	$23,143	$82,139
Cost of revenues	12,125	13,027	15,036	16,615	56,803
Gross profit	3,968	7,317	7,523	6,528	25,336
Selling, administrative, and research and development expenses	4,005	4,444	4,039	5,288	17,776
Operating (loss) income	(37)	2,873	3,484	1,240	7,560
Other (expense) income, net	(82)	7	43	(2)	(34)
(Loss) income before income taxes	(119)	2,880	3,527	1,238	7,526
Income tax (benefit) provision	(39)	803	1,080	499	2,343
Net (loss) income	$(80)	$2,077	$2,447	$739	$5,183
Net (loss) earnings per share:
Basic	$(0.01)	$0.26	$0.31	$0.09	$0.65
Diluted	$(0.01)	$0.26	$0.30	$0.09	$0.64

Contractual Obligations and Commercial Commitments

On May 11, 2016, we purchased certain assets dedicated to the design and manufacture of chips and plaques for gaming tables from Dolphin Products Limited (Dolphin) as described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Dolphin Asset Acquisition. At December 31, 2017, $1.1 million remained to be paid and is included as part of our commitment obligations in the table below.

On June 26, 2015, we entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan described at Item 8. Financial Statements and Supplementary Date – Notes to Consolidated Financial Statements – Note 11. Debt.

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2017 are anticipated to have on our liquidity and cash flow in future periods. Operating leases and contracts that are on a month-to-month basis are not included. For additional information, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Commitments and Contingencies.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	0 - 1 years	2 - 3 years	4 - 5 years	Thereafter
Debt	$6,666	$1,401	$2,959	$2,306	$-
Purchase and other commitment obligations (1)	8,345	8,345	-	-	-
Operating leases	3,783	899	1,357	1,189	338
Interest on debt	566	217	278	65	6
Total contractual cash obligations	$19,360	$10,862	$4,594	$3,560	$344

(1)	Amounts represent agreements to purchase goods or services and exclude any agreements that are cancelable without penalty.

As part of our commitment obligations, we included $1.3 million related to the research and development agreements described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21. Subsequent events.

Off-Balance Sheet Arrangements

We have no consolidated off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements included at Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow-moving inventories; goodwill; the valuation and amortizable lives of intangible assets; debt; and the recoverability of deferred tax assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.

Revenue Recognition

We receive revenues from the sales of our gaming products, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

•	The parties have approved the contract and are committed to performing their respective obligations.
•	Each party’s rights regarding the goods or services to be transferred can be identified.
•	The payment terms are identifiable, and it’s probable the entity will collect the consideration to which it’s entitled in exchange for the goods or services
•	The contract has commercial substance.

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

Inventories

Inventories are stated at the lower of cost or an estimate of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales or usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within the next year is considered non-current inventory. Inventory that we estimate will not be used within the next three years is written down. A change in our inventory estimates could have a material adverse effect on our consolidated results of operations.

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

Long-lived and Intangible Assets

Long-lived assets, including property and equipment and intangible assets, are amortized on a straight-line basis over their economic lives. Judgments are made in determining the estimated useful lives of long-lived assets and if or when an asset has been impaired. These estimates affect the amount of amortization expense recognized in the financial results. We assign lives to our assets based on specific legal and economic characteristics. We evaluate these assets with definite lives for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable, and we record an impairment charge when the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds the estimated fair value. This impairment charge could have a material adverse effect on our consolidated results of operations.

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

The amount of income taxes we pay is subject to audits by federal, state, and foreign tax authorities, which may result in tax assessments. Our estimate for the potential outcome for any uncertain tax issue may be highly subjective and judgmental. We believe that we have adequately provided for any reasonably foreseeable outcome related to these tax issues. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax audits, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Gaming Partners International Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California
March 23, 2018

We have served as the Company’s auditor since 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts and par value)

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$14,064	$10,604
Accounts receivable, net	7,415	11,069
Inventories	15,118	14,987
Prepaid expenses	1,290	812
Other current assets	2,836	1,620
Total current assets	40,723	39,092
Property and equipment, net	24,933	24,310
Goodwill	10,292	10,292
Intangible assets, net	1,676	1,818
Investment	411	-
Deferred income tax assets	675	1,579
Inventories, non-current	2,453	598
Other assets, non-current	2,240	2,310
Total assets	$83,403	$79,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,743	$3,466
Accrued liabilities	6,779	5,553
Customer deposits and deferred revenue	3,020	3,679
Current portion of long-term debt	1,401	1,367
Income taxes payable	693	531
Total current liabilities	16,636	14,596
Long-term debt	5,265	6,649
Other liabilities, non-current	186	1,221
Total liabilities	22,087	22,466
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of December 31, 2017, and 8,219,577 and 7,928,594 shares issued and outstanding, respectively, as of December 31, 2016	82	82
Additional paid-in capital	19,272	20,031
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	44,718	42,044
Accumulated other comprehensive loss	(493)	(2,361)
Total stockholders' equity	61,316	57,533
Total liabilities and stockholders' equity	$83,403	$79,999

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2017	2016
Revenues	$80,602	$82,139
Cost of revenues	57,924	56,803
Gross profit	22,678	25,336

Marketing and sales	6,619	6,407
General and administrative	9,016	10,181
Research and development	1,517	1,188
Operating income	5,526	7,560
Other expense, net	(85)	(34)
Income before income taxes	5,441	7,526
Income tax provision	1,815	2,343
Net income	$3,626	$5,183

Earnings per share:
Basic	$0.46	$0.65
Diluted	$0.45	$0.64
Weighted-average shares of common stock outstanding:
Basic	7,930	7,929
Diluted	8,045	8,042

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2017	2016
Net income	$3,626	$5,183
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,868	(485)
Total comprehensive income	$5,494	$4,698

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2016	7,928,594	$82	$20,033	$(2,263)	$37,812	$(1,876)	$53,788
Net income	-	-	-	-	5,183	-	5,183
Stock compensation expense	-	-	86	-	-	-	86
Tax impacts of stock options	-	-	(88)	-	-	-	(88)
Dividend paid to shareholders	-	-	-	-	(951)	-	(951)
Foreign currency translation adjustment	-	-	-	-	-	(485)	(485)
Balance, December 31, 2016	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	3,626	-	3,626
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	104	-	-	-	104
Stock appreciation rights reclassification	-	-	(898)	-	-	-	(898)
Dividend paid to shareholders	-	-	-	-	(952)	-	(952)
Foreign currency translation adjustment	-	-	-	-	-	1,868	1,868
Balance, December 31, 2017	7,932,094	$82	$19,272	$(2,263)	$44,718	$(493)	$61,316

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2017	2016

Cash Flows from Operating Activities
Net income	$3,626	$5,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,359	3,319
Amortization of intangible assets	242	273
Recovery of bad debt	(498)	(102)
Inventory write-down	847	-
Deferred income taxes	922	592
Stock compensation expense	400	86
Tax benefit on exercise or forfeiture of stock options	-	(88)
Loss on sale or disposal of property and equipment	87	7
(Gain) on sale of marketable securities	-	(1)
Impairment of intangibles assets	-	414
Loss in equity investment	40	-
Change in operating assets and liabilities:
Accounts receivable	4,175	(293)
Inventories	(2,227)	(4,909)
Prepaid expenses and other current assets	(1,589)	96
Non-current other assets	290	234
Accounts payable	1,185	(1,047)
Accrued liabilities and non current other liabilities	(1,198)	(1,525)
Customer deposits and deferred revenue	(683)	1,601
Income taxes payable	162	(293)
Net cash provided by operating activities	10,140	3,547

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	3,556
Purchase of equity method investment	(451)	-
Purchase of licensing rights	(100)	-
Capital expenditures	(4,374)	(11,875)
Net cash used in investing activities	(4,925)	(8,319)

Cash Flows from Financing Activities
Principal payments on long-term debt	(1,349)	(1,330)
Dividends paid	(952)	(951)
Proceeds from exercise of stock options	35	-
Cash paid for exercise of stock appreciation rights	(42)	-
Net cash used in financing activities	(2,308)	(2,281)
Effect of exchange rate changes on cash	553	(131)
Net increase (decrease) in cash and cash equivalents	3,460	(7,184)
Cash and cash equivalents, beginning of period	10,604	17,788
Cash and cash equivalents, end of period	$14,064	$10,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$249	$242
Cash paid, net of refunds received, for income taxes	$1,229	$2,126

Supplemental disclosure of non-cash investing and financing activities
Stock appreciation rights liability, classified under accrued liabilities	$1,153	$-
Property, plant and equipment acquired through accounts payable, accrued and non-current other liabilities	$62	$1,849

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC, Our or the Company) is headquartered in North Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table accessories, table layouts, dice, gaming furniture, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

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

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currencies, playing cards, table layouts, gaming furniture, table accessories, dice, roulette wheels, and RFID readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and rebranding, as well as replacements in the normal course of business. Consumable products consist of playing cards, table accessories, table layouts, and dice. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually if not more frequently.

Significant Accounting Policies

Basis of Consolidation and Presentation. The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI USA, GPI SAS, GPI Asia and GPI Mexicana. We also include the income or loss earned on our equity method investments, based on our share of the Company’s assets. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in various United States banks. Several accounts are in excess of the federally-insured limit of $250,000. We also maintain cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the current portion of long-term debt approximates the carrying amount of these financial instruments due to their short-term nature. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to the Company.

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

Inventories. Inventories are stated at the lower of cost or an estimate of net realizable value. Cost is determined using a weighted-average method for GPI SAS and a first-in, first-out method for GPI USA and GPI Asia. Market value is determined by comparing inventory item carrying values to estimates of net realizable value. The analysis of net realizable value includes reviewing overall inventory levels, historical and projected sales, usage of these items, the projected markets for our products, and selling costs. Inventory that we estimate will not be used within one year is considered non-current inventory. Inventory that we estimate will not be used within the next three years is written down.

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

Long-Lived and Intangible Assets. We evaluate the carrying value of long-lived assets (including property and equipment and intangible assets) for possible impairment when events or change in circumstances indicate that the carrying value of an asset may not be recoverable. In general, we will identify a potential impairment loss when the sum of undiscounted expected cash flows from the asset is less than the carrying amount of such asset. We record an impairment loss when the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds the estimated fair value. Intangible assets, such as patents and trademarks, are amortized using the straight-line method over their economic lives.

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

On occasion, we may recognize revenue under a bill and hold arrangement. Under a bill and hold arrangement, revenue is recognized when the product is manufactured, completed, invoiced, and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return such that the earnings process is complete. The customer must request a bill and hold arrangement, preferably in writing, must commit to the purchase, and the delivery date must be fixed.

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

The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

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

Other Comprehensive Loss. Comprehensive loss includes net income and foreign currency translation adjustments.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the tax exception for an intra-entity transfer of an asset other than inventory. The ASU becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Entities are required to adopt the ASU using a modified retrospective approach with a cumulative adjustment to retained earnings for previously unrecognized income tax expense. The Company anticipates a decrease in retained earnings of $0.4 million upon adoption related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). The guidance is effective in 2018. The Company will adopt it in the first quarter of 2018 under the modified retrospective method.

Through our comprehensive approach we concluded that this new guidance will not have a material impact, on our consolidated financial statements. We did not need to significantly change our business processes, systems and controls to support recognition and disclosure under the new guidance.

Recently Adopted Accounting Standards. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), to simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. During the first quarter of 2017, the Company adopted this guidance on a prospective basis. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance applies to any entity measuring inventory using first-in, first-out or average cost. The main provision of this guidance requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. During the first quarter of 2017, the Company adopted this guidance prospectively. The adoption of this guidance had no impact on the consolidated statements of income and comprehensive income.

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

Note 3.  Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings at December 31 (in thousands):

	2017	2016
France	$6,611	$3,263
United States (including Mexico)	4,936	3,237
Macau S.A.R., China	2,517	4,104
Total	$14,064	$10,604

Note 4. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2017, no casino customer accounted for 10% or more of our accounts receivable balance. At December 31, 2016, one casino customer accounted for 25% of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Reduction of provision	Write-offs, Net of Recoveries	Exchange Rate Effect	Balance at End of Period
2017	$804	$(498)	$-	$1	$307
2016	$990	$(102)	$(84)	$-	$804

Note 5. Inventories

Inventories consist of the following at December 31 (in thousands):

	2017	2016
Raw materials	$11,637	$11,129
Work in progress	2,432	1,137
Finished goods	3,502	3,319
Total inventories	$17,571	$15,585

We booked an exceptional $0.8 million inventory write-down for Dolphin related raw materials acquired in 2016. We estimate this inventory will not be used within the next three years.

We classified a portion of our inventories as non-current because we currently do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows at December 31 (in thousands):

	2017	2016
Current	$15,118	$14,987
Non-current	2,453	598
Total inventories	$17,571	$15,585

The increase of $1.9 million in non-current inventory is mainly due to $0.9 million of bulk purchases of various raw materials. In addition, $0.6 million of Dolphin related raw materials acquired in 2016 was moved to non-current inventory in accordance with our accounting policies. We currently believe this inventory will be used within three years.

Note 6. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2017	2016
Income tax-related assets	$1,435	$722
Refundable value-added tax	996	516
Deposits	327	328
Other, net	78	54
Total other current assets	$2,836	$1,620

Note 7. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2017	2016
Land	$669	$636
Buildings and improvements	11,196	10,280
Equipment and furniture	40,714	35,618
Vehicles	408	379
Construction in progress	529	1,327
	53,516	48,240
Less accumulated depreciation	(28,583)	(23,930)
Property and equipment, net	$24,933	$24,310

Depreciation expense for the years ended December 31, 2017 and 2016 was $4.4 million and $3.3 million, respectively. At December 31, 2017 the $0.5 million of construction in progress was primarily related to various equipment. At December 31, 2016 the $1.3 million of construction in progress was primarily related to Dolphin assets waiting to be placed in service and the building expansion at our Blue Springs, Missouri facility.

Note 8. Goodwill and Intangible Assets

We have goodwill of $10.3 million as of December 31, 2017 arising from the GemGroup acquisition in 2014.

Intangible assets consist of the following at December 31 (dollars in thousands):

	2017			2016
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(700)	$1,011	$1,711	$(579)	$1,132	10-15
Customer list	897	(353)	544	897	(278)	619	10-15
Patents	542	(534)	8	542	(527)	15	14
Other intangible assets	472	(359)	113	372	(320)	52	3-10
Total intangible assets	$3,622	$(1,946)	$1,676	$3,522	$(1,704)	$1,818

Amortization expense for intangible assets for the years ended December 31, 2017 and 2016 was $242,000 and $273,000, respectively.

In 2016, a $414,000 impairment loss for a decrease in fair value of a trademark and a customer list was recorded under general and administrative expenses. The decrease in fair value was the result of the loss of two customers.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Amortization
Year	Expense
2018	$229
2019	223
2020	222
2021	213
2022	155
Thereafter	634
Total	$1,676

Note 9. Equity Method Investment

On May 31, 2017, GPIC acquired 20% of the outstanding shares of Onlive Gaming SAS for $451,000. Onlive Gaming SAS is a company dedicated to the development of electronic products using the RFID technology. The Company used the equity method to account for this investment because of its ability to exercise significant influence, but not control, over the operating and financial policies of Onlive Gaming SAS. Since the acquisition, we reduced the book value of the investment by $40,000, which represents our percentage of the net loss.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2017	2016
Accrued salaries, wages, and related costs	$1,359	$1,037
Stock appreciation rights liability	1,153	-
Accrued fixed asset acquisition liability	1,076	1,076
Accrued vacation	964	894
Accrued bonuses and commissions	953	1,221
Miscellaneous taxes	560	578
Other	714	747
Total accrued liabilities	$6,779	$5,553

The Stock appreciation rights liability is the result of the Board of Director’s decision to grant stock appreciation rights to certain non-employee directors (Note 16).

The accrued fixed asset acquisition liability is the balance owed to EGT and resulting from the Dolphin acquisition (Note 2).

Note 11. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow up to a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and a leverage ratio less than 3.00 to 1.00. The Company is in compliance with all financial covenants as of December 31, 2017.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven year amortization schedule.

At December 31, 2017, estimated repayment obligations for the principal balance of long-term debt are as follows (in thousands):

Year	Long Term Debt
2018	$1,401
2019	1,453
2020	1,506
2021	1,561
2022	745
$6,666

Note 12. Commitments and Contingencies

Operating Lease Commitments. The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire at various points through 2023.

Operating lease expense for the years ended December 31, 2017 and 2016 was $1.0 million and $1.7 million, respectively. The Company’s operating lease expenses are recognized on a straight-line basis.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments described at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 20. Related-Party Transactions for the years ending December 31 (in thousands):

Minimum
Lease
Year	Payments
2018	$899
2019	737
2020	620
2021	625
2022	564
Thereafter	338
Total	$3,783

Legal Proceedings and Contingencies. Liabilities for material claims against the Company are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

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

Employment Agreements. The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $0.6 million as of December 31, 2017.

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

The following table presents certain data by geographic area for the years ended December 31 (dollars in thousands):

	2017		2016
Revenues
The Americas	$54,638	67.8%	$56,247	68.5%
Asia-Pacific	23,200	28.8%	22,080	26.9%
Europe and Africa	2,764	3.4%	3,812	4.6%
Total	$80,602	100.0%	$82,139	100.0%

The following table presents our net sales by product line for the years ended December 31 (dollars in thousands):

	2017		2016

Casino currency without RFID	$14,754	18.3%	$15,698	19.1%
Casino currency with RFID	18,041	22.4%	16,123	19.6%
Total casino currency	32,795	40.7%	31,821	38.7%

Playing cards	24,864	30.8%	26,708	32.5%
Table accessories and other products	6,802	8.4%	6,639	8.1%
Table layouts	5,315	6.6%	5,259	6.4%
Gaming furniture	3,126	3.9%	2,645	3.2%
Dice	2,791	3.5%	2,859	3.5%
RFID solutions	1,623	2.0%	3,000	3.7%
Shipping	3,286	4.1%	3,208	3.9%
Total	$80,602	100.0%	$82,139	100.0%

In 2017 and 2016, we had no casino customer that accounted for 10% or more of revenues.

The following table presents our property and equipment, net by geographic area at December 31 (in thousands):

	2017	2016
United States	$13,708	$13,242
Mexico	6,851	6,142
France	3,936	4,614
Macau S.A.R., China	438	312
Total	$24,933	$24,310

The following table presents our intangible assets, net by geographic area at December 31 (in thousands):

	2017	2016
United States	$1,634	$1,772
Macau S.A.R., China	42	46
Total	$1,676	$1,818

Note 14. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan (the Pension Plan) which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to the Pension Plan at December 31 (in thousands):

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$497	$458
Service cost	31	28
Interest cost	8	10
Actuarial loss	29	38
Benefits paid	(8)	(18)
Effect of foreign exchange rate changes	73	(19)
Benefit obligation at end of year	$630	$497

Change in plan assets:
Fair value of plan assets at beginning of year	$317	$362
Actual (loss) return on plan assets	8	(34)
Effect of foreign exchange rate changes	45	(11)
Fair value of plan assets at end of year	370	317
Funded status and accrued benefit cost	$(260)	$(180)

At December 31, 2017 and 2016, the accrued benefit cost of $0.3 million and $0.2 million, respectively, was recognized in the consolidated balance sheet in other accrued liabilities.

Pension Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2017	2016
Worldwide bond fund	$179	$158
Guaranteed equity fund	34	31
European equity fund	157	128
Fair value of plan assets at end of year	$370	$317

We did not make any contribution to the Pension Plan in either 2017 or 2016.

The weighted-average assumptions used in measuring the net periodic benefit cost and Pension Plan obligations as of December 31 are:

	2017	2016
Net periodic benefit cost:
Discount rate	1.30%	1.50%

Pension Plan obligations:
Discount rate	1.30%	1.50%
Rate of compensation increase	2.00%	2.00%

The accumulated benefit obligation was $0.5 million and $0.4 million as of December 31, 2017 and 2016, respectively.

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2017	2016
Service-cost benefits earned during the period	$31	$28
Interest expense on benefit obligation	8	10
Actual (return) loss on plan assets	(8)	34
Actuarial loss	29	38
Net pension expense	$60	$110

Projected benefit payments from the Pension Plan as of December 31, 2017 are estimated at $8,000 for 2018 through 2021, and an aggregate of $0.2 million for 2022 through 2025.

We also sponsor a 401(k) plan for employees in the United States (the 401K Plan) who have worked for us for longer than six months and are 21 years of age or older. Our contributions to the 401K Plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the 401K Plan up to the lesser of the Internal Revenue Service annual limit or 75 percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the 401K Plan up to 4 percent of the participant’s wages. Our contributions to the 401K Plan for each of the years ended December 31, 2017 and 2016 was $0.1 million.

Note 15. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of our common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through December 31, 2017, we have repurchased an aggregate of 282,922 shares of our common stock at a cost of $2.1 million, or a weighted-average price of $7.30 per share. No shares were repurchased during 2017 or 2016, and there is no assurance that we will repurchase any additional shares under the repurchase program. As of December 31, 2017, there remained 215,590 shares authorized for repurchase. Repurchases are subject to market conditions, share price, and other factors, as well as periodic review by the Board of Directors.

In each of December 2017 and December 2016 we paid a cash dividend of $0.12 per issued and outstanding common share for an aggregate dividend of $1.0 million in each year.

Note 16. Stock Option Programs and Share-based Compensation Expense

We have one active stock option plan which is the 1994 Directors’ Stock Option Plan, as amended and extended (the Directors’ Plan). We are also party to a stock option agreement (the Gronau Agreement) with our CEO, Gregory S. Gronau. The Directors’ Plan and the Gronau Agreement were both approved by our stockholders, except for the most recent amendments to the Directors’ Plan adopted by the Board of Directors on December 26, 2017, described below, which are being submitted to the stockholders for approval in May 2018.

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

The Board of Directors may grant discretionary stock options covering up to 100,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2017 or 2016. A maximum of 450,000 shares of common stock may be issued pursuant to options granted under the Directors’ Plan.

On December 26, 2017, the Board of Directors adopted amendments to the Directors’ Plan to extend the term of the plan from January 31, 2019 to January 31, 2022 and allow for the grant of stock appreciation rights to non-employee directors in addition to grants of stock options. Each stock appreciation right shall entitle a non-employee director to surrender to GPIC a vested option and to receive from GPIC in exchange a cash payment. Non-employee directors currently hold outstanding stock options which will expire beginning in 2018, unless exercised. The Board of Directors adopted amendments to the Directors’ Plan to allow for the grant of stock appreciation rights which would entitle the non-employee director to receive the amount by which the fair market value of a share of common stock immediately prior to exercise exceeds the related stock option exercise price. The amendments to the Directors’ Plan are being submitted to the Company’s stockholders for approval at the annual meeting in May 2018.

On December 26, 2017, the Board of Directors, upon the recommendation of our Compensation Committee, granted stock appreciation rights to our non-employee directors relating to outstanding stock options for an aggregate 262,750 shares of common stock previously granted to them under the Directors’ Plan which expire after December 26, 2017. As a result of this decision we modified the accounting treatment of the outstanding stock options. We accounted for a $1.2 million current liability which was generated by a $0.3 million stock compensation expense and a $0.9 million reclassification from additional paid in capital. This liability represents the fair value of all outstanding options as of December 31, 2017. These grants of stock appreciation rights to our non-employee directors are being submitted to the Company’s stockholders for ratification at the annual meeting in May 2018.

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

The following table summarizes stock option activity for the years ended December 31, 2017 and 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	392,750	$7.65	4.3	$782
Granted	25,500	9.83
Expired	(15,500)	19.40
Outstanding at December 31, 2016	402,750	7.34	3.9	$1,855
Granted	25,500	10.97
Expired	(12,000)	10.72
Exercised	(49,500)	7.07
Outstanding at December 31, 2017	366,750	$7.35	3.8	$1,431
Exercisable at December 31, 2017	354,750	$7.24	3.6	$1,425

Of the 49,500 options exercised in 2017, 46,000 were surrendered in connection with the exercise of stock appreciation rights, subject to stockholder approval at the annual meeting in May 2018. At December 31, 2017, 36,000 stock appreciation rights remained to be paid. The liability related to the surrender of those options was accrued under accrued liabilities.

For the year ended December 31, 2017, the total intrinsic value of options exercised was $0.2 million. For the year ended December 31, 2016, there were no options exercised.

We estimate the fair value of each stock option award on the grant date, and at each subsequent remeasurement, using the Black-Scholes valuation model. Dividends and expected volatility are based on historical factors related to our common stock. The risk-free rate is based on United States Treasury rates appropriate for the expected term, which is based on the contractual term of the options, as well as historical exercise and termination behavior.

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the years indicated.

	2017	2016
Option valuation assumptions:
Dividend yield	1.1%	0.0%
Expected volatility	36.5%	34.1%
Risk-free interest rate	1.91%	1.36%
Expected term of options	5.6 yrs	5.6 yrs

Weighted-average fair value of options granted during the period	$4.05	$3.35

The following table summarizes our reported stock compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2017	2016
Stock compensation	$400	$86
Estimated tax benefit	(144)	(31)
Total stock compensation, net of tax benefit	$256	$55

Note 17. Other Income and Expense

Other income and expense consist of the following for the years ended December 31 (in thousands):

	2017	2016
Interest income	$1	$23
Interest expense	(249)	(242)
Gain on foreign currency transactions	182	187
Other expense, net	(19)	(2)
Total other expense, net	$(85)	$(34)

Note 18. Income Taxes

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. As such, January 1, 2018 would be the first day of the taxable year for purposes of applying the effective date of the new tax legislation for provisions which are applicable to tax years beginning after December 31, 2017. New tax legislation provisions that are applicable for the tax year ended December 31, 2017 have been accounted for within the current period ended December 31, 2017.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

The Company has determined a reasonable estimate related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting additional income tax expense of $0.3 million as a result of the Tax Act. This increase in tax expense is comprised of $0.3 million of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $1.4 million of additional tax expense related to a one-time transition tax which is completely offset by associated deferred tax assets for foreign tax credits. The provisional amount could be impacted by the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017. A reasonable estimate cannot yet be made with respect to the global intangible low-taxed income (“GILTI”) in accordance with the enactment of the Tax Act. The Company requires additional time to analyze the impacts of the legislative change.

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2017	2016
Current:
U.S. Federal	$(47)	$1,035
U.S. State	182	43
Foreign	494	619
Total Current	629	1,697

Deferred:
U.S. Federal	759	666
U.S. State	48	59
Foreign	379	(79)
Total Deferred	1,186	646
Income tax provision (benefit)	$1,815	$2,343

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

	2017	2016
Foreign	$5,185	$4,532
United States	256	2,994
Income before income taxes	$5,441	$7,526

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2017	2016
Computed expected income tax expense	34.0%	34.0%
State income taxes, net of federal benefits	1.2%	1.0%
Subpart F income adjustment	7.4%	8.6%
Foreign rate differential (excluding research credit)	(13.3)%	(10.2)%
Impact of the Tax Act	5.2%	-
French research and low wage credit	(4.3)%	(3.0)%
Other, net	3.1%	0.7%
Income tax expense	33.4%	31.1%

The primary components of net deferred income tax assets at December 31 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Tax credits	$2	$1,549
Property and equipment	-	357
Stock compensation	371	557
French deferred assets	367	410
Bad debt reserves and inventory	608	774
Accrued Expenses	188	321
Operating loss carry forwards	-	7
Other	6	16
Total deferred tax assets	1,542	3,991

Deferred tax liabilities:
Excess book basis in shares of GPI-SAS	$-	$1,547
French deferred liabilities	246	262
Property and equipment	80	-
Intangible assets	541	603
Total deferred tax liabilities	867	2,412
Deferred tax assets, net	$675	$1,579

We adopted FASB ASU No. 2016-09, regarding several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, in the current period on a prospective basis. As a result of the Company’s application of ASU No. 2016-09, certain excess tax benefits at the time of exercise are recognized as income tax benefits, while tax deficiencies of an option at the time of exercise or expiring unexercised are recognized as income tax expense in the statement of income. As of December 31, 2017, the adoption of ASU No. 2016-09 has not materially impacted our consolidated financial statements.

Unrepatriated earnings were approximately $6.2 million as of December 31, 2017. Except for the $2.0 million earnings from GPI SAS, these unrepatriated earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings from GPI Asia to finance U.S. operations. Except for the deemed dividends under Section 956 in 2015 and under Subpart F, we continue to assert that earnings from GPI Asia will be permanently reinvested.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2014 through 2017 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service and various states for GPIC and GPI USA, by the French Tax Administration for GPI SAS, and by the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia. In 2015, the French Tax Administration started an examination of GPI SAS for tax years 2013 and 2012 that is on-going. In the first quarter of 2018, in connection with the FTA’s examination of GPI SAS for tax years 2013 and 2012, GPI paid €1.4 million to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA. In addition to the on-going French Tax Administration examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the Internal Revenue Service for the 2015 tax year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows (in thousands):

	2017	2016

Balance at beginning of year	$258	$241
Foreign currency translation	36	17
Balance at end of year	$294	$258

All of the liability as of December 31, 2017 would affect our effective tax rate if recognized and amounts of interest and penalties are not expected to be significant. We anticipate that the balance of the unrecognized tax benefits will be eliminated within the next twelve months.

Note 19. Earnings per Share

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2017	2016
Weighted-average number of common shares outstanding - basic	7,930	7,929
Potential dilution from equity grants	115	113
Weighted-average number of common shares outstanding - diluted	8,045	8,042

At December 31, 2017 we have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. Outstanding anti-dilutive options for the years ended December 31, 2017 and 2016 totaled to 13,018 and 38,077, respectively.

Note 20. Related-Party Transactions

We lease two manufacturing facilities totaling approximately 80,000 square feet located in San Luis Rio Colorado, Mexico, from an entity controlled by the family of Frank Moreno, the General Manager of GPI Mexicana. The facilities are leased through December 2023 at a monthly rent amount of $0.31 per square foot, or approximately $28,000. We also have an immaterial service agreement with a company owned by a relative of the General Manager.

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

Note 21. Subsequent event

On January 26, 2018, the Company entered into global strategic agreements for development, licensing, and revenue sharing with both BrainChip Holdings Limited (ASX: BRN), a leading developer of software and hardware accelerated solutions for advanced artificial intelligence and machine learning applications, and Xuvi, LLC, developers of an immersive data analytics and automation platform. The companies plan to jointly develop products for worldwide deployment in casino currency security, table game operations, and player behavior applications. The terms require payments to BrainChip Holdings Limited and Xuvi, LLC of approximately $0.6 million and $0.7 million, respectively, and are contingent upon completion of project phases.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2017. Based upon this evaluation, our CEO and CFO have concluded that, as of December 31, 2017, the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate adoption on that date. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision of our CEO and CFO, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.  Other Information

None.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2018 annual meeting of stockholders (Proxy Statement) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this annual report on Form 10-K.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the Proxy Statement including the sections entitled “Nominees for Election of Directors,” “Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement including the section entitled “Security Ownership of Management and Other Beneficial Owners” and “Equity Compensation Plan Information.”

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included at Item 8. Financial Statements and Supplementary Data of this report:

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto included at Item 8. Financial Statements and Supplementary Data.

(a)(3) and (b) Exhibits

The exhibits listed in the Index of Exhibits are filed with, or incorporated by reference in, this annual report:

Index of Exhibits

Incorporated by Reference To
No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed
2.01*	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, between Registrant and Etablissements Bourgogne et Grasset SA, as amended by the First Amendment thereto, dated May 13, 2002		DEF 14A	000-23588	8/09/2002
2.02*	Stock Purchase Agreement, dated April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset SA listed on the signature pages thereto		DEF 14A	000-23588	8/09/2002
2.03*	Asset Purchase Agreement, dated July 1, 2014, among Registrant and GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent		8-K	000-23588	7/07/2014
2.04*	Asset Purchase Agreement, dated May 11, 2016, among Registrant, Entertainment Gaming Asia Inc. and Dolphin Products Limited		10-Q	000-23588	8/11/2016
3.01	Registrant's Amended and Restated Articles of Incorporation		10-K	000-23588	3/24/2016
3.02	Registrant's Amended and Restated Bylaws		8-K	000-23588	12/28/2007
4.01	Specimen Certificate for Registrant's Common Stock		10-K	000-23588	5/15/2007
10.01+	Registrant's 1994 Directors’ Stock Option Plan, as adopted by the Board of Directors on December 26, 2017, subject to stockholder approval	X
10.02+	Employment Agreement, dated October 28, 2008, between Gregory Gronau and Registrant		8-K	000-23588	10/28/2008
10.03+	Employment Agreement Amendment of 2017 dated March 22, 2017, between Gregory Gronau and Registrant		10-K	000-23588	03/24/2017
10.04+	Stock Option Agreement, dated May 6, 2009, between Gregory S. Gronau and Registrant		DEF 14A	000-23588	4/6/2009
10.05	Demand Line of Credit Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.06	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.07	Security Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.08	Unlimited Guaranty, dated June 26, 2014 by Registrant for the benefit of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.09	Credit Agreement, dated June 26, 2015, between Registrant and Nevada State Bank		8-K	000-23588	7/02/2015
10.10	Pledge and Security Agreement and Irrevocable Proxy, dated June 26, 2015, among Registrant, Gaming Partners International USA, Inc. and Nevada State Bank		8-K	000-23588	7/02/2015
10.11	Guaranty, dated June 26, 2015, by Gaming Partners International USA, Inc. and Gaming Partners International Asia Limited in favor of Nevada State Bank		8-K	000-23588	7/02/2015
10.12	Lease Agreement dated March 5, 2018, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee	X
21.01	List of Subsidiaries		10-K	000-23588	3/29/2011
23.01	Consent of Moss Adams LLP	X
31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification of Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Government Gaming Regulation	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

+	Management contract or compensatory plan or arrangement
*	The schedules and exhibits to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

Item 16.  Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: March 23, 2018	By:	/s/ Gregory S. Gronau Gregory S. Gronau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2018	By:	/s/ Gregory S. Gronau Gregory S. Gronau President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 23, 2018	By:	/s/ Alain Thieffry Alain Thieffry Chief Financial Officer, and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)

Date: March 23, 2018	By:	/s/ Eric P. Endy Eric P. Endy Director

Date: March 23, 2018	By:	/s/ Martin A. Berkowitz Martin A. Berkowitz Director

Date: March 23, 2018	By:	/s/ Charles R. Henry Charles R. Henry Director

Date: March 23, 2018	By:	/s/ Robert J. Kelly Robert J. Kelly Director

Date: March 23, 2018	By:	/s/ Jean-Francois Lendais Jean-Francois Lendais Director

