Form 10-Q
period 2018-03-31
Gaming Partners International CORP
filed 2018-05-11
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 07, 2018, the latest practicable date, was 7,952,912 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$16,463	$14,064
Accounts receivable, net	6,053	7,415
Inventories	14,268	15,118
Prepaid expenses	1,182	1,290
Other current assets	3,146	2,836
Total current assets	41,112	40,723
Property and equipment, net	23,823	24,933
Goodwill	10,292	10,292
Intangible assets, net	1,709	1,676
Investment	397	411
Deferred income tax assets	972	675
Inventories, non-current	2,471	2,453
Other assets, non-current	3,713	2,240
Total assets	$84,489	$83,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,583	$4,743
Accrued liabilities	6,768	6,779
Customer deposits and deferred revenue	5,565	3,020
Current portion of long-term debt	1,413	1,401
Income taxes payable	686	693
Total current liabilities	18,015	16,636
Long-term debt	4,912	5,265
Other liabilities, non-current	198	186
Total liabilities	23,125	22,087
Commitments and contingencies - see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,223,777 and 7,932,794 shares issued and outstanding, respectively, as of March 31, 2018, and 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of December 31, 2017	82	82
Additional paid-in capital	19,276	19,272
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	44,312	44,718
Accumulated other comprehensive loss	(43)	(493)
Total stockholders' equity	61,364	61,316
Total liabilities and stockholders' equity	$84,489	$83,403

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$18,683	$18,913
Cost of revenues	13,747	13,093
Gross profit	4,936	5,820

Marketing and sales	1,767	1,726
General and administrative	1,896	2,325
Research and development	1,003	310
Operating income	270	1,459
Other expense, net	(266)	(93)
Income before income taxes	4	1,366
Income tax expense	1	434
Net income	$3	$932

Earnings per share:
Basic	$-	$0.12
Diluted	$-	$0.12
Weighted-average shares of common stock outstanding:
Basic	7,933	7,929
Diluted	8,043	8,059

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$3	$932
Other comprehensive income:
Foreign currency translation adjustment, net of tax	450	207
Total comprehensive income	$453	$1,139

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance at January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	932	-	932
Stock compensation expense	-	-	27	-	-	-	27
Foreign currency translation adjustment, net of tax	-	-	-	-	-	207	207
Balance at March 31, 2017	7,928,594	$82	$20,058	$(2,263)	$42,976	$(2,154)	$58,699

Balance at January 1, 2018	7,932,094	$82	$19,272	$(2,263)	$44,718	$(493)	$61,316
Impact of change in accounting policy	-	-	-	-	(409)	-	(409)
Net income	-	-	-	-	3	-	3
Common stock options exercised	700	-	4	-	-	-	4
Foreign currency translation adjustment, net of tax	-	-	-	-	-	450	450
Balance at March 31, 2018	7,932,794	$82	$19,276	$(2,263)	$44,312	$(43)	$61,364

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities
Net income	$3	$932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,082	927
Amortization of intangible assets	62	63
(Recovery) provision for bad debt	(69)	177
Deferred income taxes	(57)	(148)
Share based compensation expense	-	27
Equity loss in affiliate	14	-
Change in operating assets and liabilities:
Accounts receivable	1,439	742
Inventories	966	(1,388)
Prepaid expenses and other current assets	4	(131)
Other assets, non-current	(2,017)	23
Accounts payable	(1,187)	1,781
Accrued liabilities	21	209
Customer deposits and deferred revenue	2,536	533
Other current liabilities	77	(56)
Income taxes payable	(6)	405
Net cash provided by operating activities	2,868	4,096

Cash Flows from Investing Activities
Purchase of licensing rights	-	(100)
Capital expenditures	(177)	(168)
Net cash used in investing activities	(177)	(268)

Cash Flows from Financing Activities
Principal payments on long-term debt	(341)	(337)
Proceeds from exercise of stock options	4	-
Cash paid for exercise of stock appreciation right	(154)	-
Net cash used in financing activities	(491)	(337)
Effect of exchange rate changes on cash	199	54
Net increase in cash and cash equivalents	2,399	3,545
Cash and cash equivalents, beginning of period	14,064	10,604
Cash and cash equivalents, end of period	$16,463	$14,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$60
Cash paid for income taxes, net of refunds	$5	$4

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through accounts payable, accrued and non-current other liabilities	$21	$1,741

See notes to unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Organization and Nature of Business

Gaming Partners International Corporation (GPIC or the Company) is headquartered in North Las Vegas, Nevada. Our business activities include the manufacture and sale of casino currencies, playing cards, table accessories, table layouts, dice, gaming furniture, roulette wheels, and radio frequency identification (RFID) readers and software, all of which are used with casino table games such as blackjack, poker, baccarat, craps, and roulette.

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in the form prescribed by the Securities and Exchange Commission (SEC), and do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with our annual audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018.

These unaudited condensed consolidated financial statements, in the opinion of management, reflect only normal and recurring adjustments necessary for a fair presentation of results and cash flows for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results for any other interim period or a full fiscal year.

Recently Issued Accounting Standards. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”). SAB 118 was added to the Financial Accounting Standards Board (FASB) codification in March 2018 with the issuance of Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

In the fourth quarter of 2017 the Company had determined a reasonable estimate related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting additional income tax expense of $0.3 million as a result of the Tax Act. In the first quarter of 2018, the Company did not record an additional expense or benefit related to the Tax Act.

In accordance with the SAB 118 guidance, some of the income tax effects recorded by the Company in 2017 are provisional, including the one-time transition tax and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the global intangible low-taxed income (GILTI) provisions of the Tax Act and their impact, if any, on our consolidated financial statements. The accounting for these income tax effects may be adjusted during 2018 as a result of our continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of March 31, 2018, the Company had not finalized its accounting and was still in the measurement period.

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

Recently Adopted Accounting Standards. In March 2017, the FASB issued ASU 2017-17, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. In the first quarter of 2018 the Company adopted this guidance. It had no significant impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. In the first quarter of 2018 the Company adopted this guidance retrospectively. It had no significant impact to the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group. Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this guidance. As a result, a cumulative-effect adjustment of approximately $0.4 million has been recorded to accumulated deficit on January 1, 2018, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2017.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). In the first quarter of 2018 we adopted this guidance using a modified retrospective method. It had no significant impact to the consolidated financial statements. Regarding the contract acquisition cost component of the guidance, the Company’s analysis supports use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company does not expect any material changes to the timing of when it recognizes expenses related to contract acquisition costs.

Note 2. Revenue recognition

The majority of our revenue is derived from selling and distributing manufactured table game equipment to the casino industry. We recognize revenue after we have completed all of the following steps:

-	Identification of the contract, or contracts, with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Determining whether these steps have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period.

The majority of our contracts have a similar performance obligation which is the transfer of the individual goods ordered. The Company typically invoices the customer upon shipment. Depending on the size of the customer order we may require deposits that range from 30% to 100% of the total order.

On occasion, we may recognize revenue under a bill and hold arrangement. Under this type of arrangement revenue is recognized when title has transferred. The transfer of title occurs at the point the items are ready for physical delivery and the customer is notified – i.e. when the product is manufactured, completed, invoiced, and segregated from our other inventory so that it is not subject to being used to fill other orders. The customer must request a bill and hold arrangement, preferably in writing, and must commit to the purchase.

Under the RFID solutions product line, we may recognize revenue from entering into new arrangements which include software and/or multiple elements or deliverables, which include RFID equipment, embedded software licenses, and software maintenance services. In such cases, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on the Company's overall pricing objectives, taking into consideration historical selling prices, market conditions, costs to provide certain services and other factors.

A portion of our revenue under RFID solutions is generated by new or existing software and hardware maintenance arrangements. Under these arrangements, customers pay in advance for the maintenance of the hardware or the software. As of March 31, 2018, the Company had contracts with unsatisfied performance obligations extending throughout September 2020. Most of our contracts are for one year and renew on March 1st of every year. The Company recognizes as revenue the amount billed over the length of the arrangement. The un-recognized portion of the amount billed is accounted for as deferred revenue. At March 31,2018 and December 31, 2017, these amounts were $0.5 million and $0.1 million. In each of the first quarters of 2018 and 2017 we recognized $0.2 million of revenue for software and hardware maintenance contracts.

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

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings (in thousands):

	March 31, 2018	December 31, 2017
France	$6,112	6,611
United States (including Mexico)	5,723	4,936
Macau S.A.R., China	4,628	2,517
Total	$16,463	$14,064

Note 4. Accounts Receivable

At both March 31, 2018 and December 31, 2017, no casino customer accounted for 10% or more of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$11,467	$11,637
Work in progress	1,747	2,432
Finished goods	3,525	3,502
Total inventories	$16,739	$17,571

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets was as follows (in thousands):

	March 31, 2018	December 31, 2017
Current	$14,268	$15,118
Non-current	2,471	2,453
Total inventories	$16,739	$17,571

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$673	$669
Buildings and improvements	11,308	11,196
Equipment and furniture	40,622	40,714
Vehicles	410	408
Construction in progress	526	529
	53,539	53,516
Less accumulated depreciation	(29,716)	(28,583)
Property and equipment, net	$23,823	$24,933

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,082,000 and $927,000, respectively.

Note 7. Goodwill and Intangible Assets

We had goodwill of $10.3 million as of both March 31, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(730)	$981	$1,711	$(700)	$1,011	10-15
Customer list	1,101	(486)	615	897	(353)	544	10-15
Patents	542	(535)	7	542	(534)	8	13-14
Other intangible assets	472	(366)	106	472	(359)	113	3-10
Total intangible assets	$3,826	$(2,117)	$1,709	$3,622	$(1,946)	$1,676

Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $62,000 and $63,000, respectively.

Note 8. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of March 31, 2018 and December 31, 2017.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan has a straight-line seven-year amortization schedule.

At March 31, 2018, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Year Ending December 31,	Outstanding Debt
2018 (9 months)	$1,055
2019	1,455
2020	1,513
2021	1,573
2022	729
$6,325

Note 9. Stock appreciation rights liability

At March 31, 2018 and at December 31, 2017 the stock appreciation rights liability was $0.8 million and $1.2 million, respectively. The $0.4 million decrease is due to the payment of $0.2 million of stock appreciation rights exercised in December 2017 and the end of period re-evaluation of the outstanding rights, offset by the additional stock appreciation rights granted in the first quarter of 2018.

Note 10. Commitments and Contingencies

On January 26, 2018, the Company entered into global strategic agreements for development, licensing, and revenue sharing with both BrainChip Holdings Limited (ASX: BRN), a leading developer of software and hardware accelerated solutions for advanced artificial intelligence and machine learning applications, and Xuvi, LLC, developers of an immersive data analytics and automation platform. The companies plan to jointly develop products for worldwide deployment in casino currency security, table game operations, and player behavior applications. The terms require payments to BrainChip Holdings Limited and Xuvi, LLC of approximately $0.6 million and $0.7 million, respectively, and are contingent upon completion of project phases. At March 31, 2018, GPI had made $0.6 million in cumulative payments.

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2023.

At March 31, 2018, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Year Ending December 31,	Payments
2018 (9 months)	$805
2019	911
2020	797
2021	683
2022	560
Thereafter	337
Total	$4,093

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

The following table presents our revenue by geographic area (dollars in thousands):

	Three Months Ended
	March 31,
	2018		2017
Revenues
The Americas	$13,867	74.3%	$14,263	75.5%
Asia-Pacific	4,062	21.7%	4,121	21.8%
Europe and Africa	754	4.0%	529	2.7%
Total	$18,683	100.0%	$18,913	100.0%

The following table presents our revenue by product line (dollars in thousands):

	Three Months Ended
	March 31,
	2018		2017
Casino currency without RFID	$3,847	20.6%	$3,894	20.6%
Casino currency with RFID	3,776	20.2%	2,759	14.6%
Total casino currency	7,623	40.8%	6,653	35.2%

Playing cards	5,756	30.8%	6,336	33.4%
Table accessories and other products	1,464	7.8%	1,893	10.0%
Table layouts	1,449	7.8%	1,302	6.9%
Dice	685	3.7%	701	3.7%
Gaming furniture	485	2.6%	752	4.0%
RFID solutions	455	2.4%	372	2.0%
Shipping	766	4.1%	904	4.8%
Total	$18,683	100.0%	$18,913	100.0%

For the three months ended March 31, 2018, no customer accounted for 10% or more of revenues. For the three months ended March 31, 2017 one customer accounted for 13% of revenues.

The following table presents our property and equipment by geographic area (in thousands):

	March 31, 2018	December 31, 2017
Property and equipment, net:
United States	$13,235	$13,708
Mexico	6,225	6,851
France	3,932	3,936
Macau S.A.R., China	431	438
Total	$23,823	$24,933

The following table presents our intangible assets by geographic area (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets, net:
United States	$1,578	$1,634
Asia	131	42
Total	$1,709	$1,676

Note 12. Earnings per Share

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Weighted-average number of common shares outstanding - basic	7,933	7,929
Potential dilution from equity grants	110	130
Weighted-average number of common shares outstanding - diluted	8,043	8,059

At March 31, 2018 we had certain outstanding stock options to purchase common stock which had exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted earnings per share. Outstanding anti-dilutive options for the three months ended March 31, 2018 and 2017 totaled to 34,000 and 17,678, respectively.

Note 13. Income taxes

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2014 through 2017 remain open to examination under the statute of limitations by the U.S. Internal Revenue Service (IRS) and various states for GPIC and GPI USA and by the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia. Only tax years 2015 to 2017 remain open to examination under the statute of limitations by the French Tax Administration (FTA) for GPI SAS.

In 2015, the FTA started an examination of GPI SAS for tax years 2013 and 2012 that is on-going. In the first quarter of 2018, in connection with the FTA’s examination of GPI SAS for tax years 2013 and 2012, GPI paid €1.4 million to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA.

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017 of a federal income tax examination by the IRS for the 2015 tax year.

As of March 31, 2018, there was no change to the unrecognized tax benefits reported at December 31, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of our consolidated results of operations and our present financial condition and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and the other financial information included in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018.

For a more extensive overview and information on our products, as well as general information, see Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018.

Overview of Our Business

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

Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at March 31, 2018 and 2017 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
March 31, 2018	$17.0 million	$2.5 million	$0.6 million	$20.1 million
March 31, 2017	$13.5 million	$8.5 million	$0.5 million	$22.5 million

Outlook

We have a strong backlog for the next twelve months and anticipate winning additional business, particularly in the Asia market due to a number of planned casino openings and expansions in the region. However, there is continuing uncertainty arising from regulators’ decisions on the timing of casino opening dates and the number of tables to be allotted to each new casino, which will impact both the amount of revenue we recognize and the timing of revenue recognition.

As previously disclosed in a Form 8-K filed with the SEC on January 31, 2018, we entered into global licensing and development agreements with BrainChip Holdings Limited and Xuvi, LLC. We plan to jointly develop products to provide a table management solution that would combine visioning technology and immersive data analytics with our RFID technology to better secure table currency, increase fraud protection, improve table productivity, and provide data for player behavior applications. We currently hope to introduce this table management solution at the end of 2018 or early 2019. During the first quarter of 2018, we paid $0.6 million to BrainChip Holdings Limited and Xuvi for the advancement of the project. There remains $0.7 million to be paid pursuant to these agreements upon successful completion of certain project phases.

In prior quarters we reported we had made progress in resolving difficulties arising from the rapid expansion of our playing cards manufacturing facility in Blue Springs, MO. It was our belief margins had stabilized and would improve over time. However, the first quarter of 2018 was disappointing for the playing cards product line, as lower revenues and higher fixed costs reduced margins and profitability. While we continue to work to remedy these issues, we can no longer assure there will be uninterrupted progress in achieving acceptable levels of profitability.

Financial and Operational Highlights

For the first quarter of 2018, our revenues were $18.7 million, a decrease of $0.2 million, or 1.2%, compared to revenues of $18.9 million for the same period of 2017. The decrease in our revenues was mostly due to a decrease in playing card sales, table accessories and other products and gaming furniture, partially offset by an increase in casino currency sales. For the first quarter of 2018, our net income was $3.0 thousand, a decrease of $1.0 million compared to net income of $1.0 million for the same period in 2017. The decrease in our net income was primarily due to an increase in our research and development expenses, an increase in our costs due to the weakening of the U.S. dollar compared to the euro and the Mexico peso. In addition, the margins from the casino playing cards product line declined in the quarter. This is mainly due to a combination of an increase in depreciation expense and other fixed costs incurred to improve quality and a decrease in sales.

Other Matters

See the discussion under “Contractual Obligations and Commercial Commitments” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, while unaudited, have been prepared in accordance with U.S. GAAP. Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The accompanying unaudited condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table summarizes selected items from our unaudited condensed consolidated income statements (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2018		2017		Change
Revenues	$18,683	100.0%	$18,913	100.0%	$(230)	(1.2)%
Cost of revenues	13,747	73.6%	13,093	69.2%	654	5.0%
Gross profit	4,936	26.4%	5,820	30.8%	(884)	(15.2)%
Selling, administrative, and research and development	4,666	25.0%	4,361	23.1%	305	7.0%
Operating income	270	1.4%	1,459	7.7%	(1,189)	(81.5)%
Other expense, net	(266)	(1.4)%	(93)	(0.5)%	(173)	186.0%
Income before income taxes	4	0.0%	1,366	7.2%	(1,362)	(99.7)%
Income tax expense	1	0.0%	434	2.3%	(433)	(99.8)%
Net income	$3	0.0%	$932	4.9%	$(929)	(99.7)%

The following table presents certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2018		2017		Change
Revenues
The Americas	$13,867	74.3%	$14,263	75.5%	$(396)	(2.8)%
Asia-Pacific	4,062	21.7%	4,121	21.8%	(59)	(1.4)%
Europe and Africa	754	4.0%	529	2.7%	225	42.5%
Total	$18,683	100.0%	$18,913	100.0%	$(230)	(1.2)%

The following table presents our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2018		2017		Change
Casino currency without RFID	$3,847	20.6%	$3,894	20.6%	$(47)	(1.2)%
Casino currency with RFID	3,776	20.2%	2,759	14.6%	1,017	36.9%
Total casino currency	7,623	40.8%	6,653	35.2%	970	14.6%

Playing cards	5,756	30.8%	6,336	33.4%	(580)	(9.2)%
Table accessories and other products	1,464	7.8%	1,893	10.0%	(429)	(22.7)%
Table layouts	1,449	7.8%	1,302	6.9%	147	11.3%
Dice	685	3.7%	701	3.7%	(16)	(2.3)%
Gaming furniture	485	2.6%	752	4.0%	(267)	(35.5)%
RFID solutions	455	2.4%	372	2.0%	83	22.3%
Shipping	766	4.1%	904	4.8%	(138)	(15.3)%
Total	$18,683	100.0%	$18,913	100.0%	$(230)	(1.2)%

Comparison of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues. For the three months ended March 31, 2018, our revenues were $18.7 million, a decrease of $0.2 million, or 1.2%, compared to revenues of $18.9 million for the same period of 2017.

The decrease in revenues was primarily attributable to a decrease in playing card sales, table accessories and other products and gaming furniture, partially offset by an increase in casino currency sales.

Cost of Revenues. For the three months ended March 31, 2018, cost of revenues was $13.7 million, an increase of $0.7 million, or 5.0%, compared to the same period in 2017. As a percentage of revenues, our cost of revenues increased to 73.6% in 2018 compared to 69.2% in 2017.

The increase in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended March 31, 2018, gross profit was $4.9 million, a decrease of $0.9 million, or 15.2%, compared to gross profit of $5.8 million for the same period in 2017. As a percentage of revenues, our gross profit decreased to 26.4% from 30.8%. This decrease in gross profit was mainly due to the weakening of the U.S. dollar compared to the euro and the Mexico peso. In addition, the margins from the casino playing cards product line declined in the quarter, a combination of an increase in depreciation and other fixed costs incurred to improve quality and a decrease in sales.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2018		2017		Change
Marketing and sales	$1,767	9.5%	$1,726	9.1%	$41	2.4%
General and administrative	1,896	10.1%	2,325	12.4%	(429)	(18.5)%
Research and development	1,003	5.4%	310	1.6%	693	223.5%
Total selling, administrative, and research and development	$4,666	25.0%	$4,361	23.1%	$305	7.0%

For the three months ended March 31, 2018, selling, administrative, and research and development expenses were $4.7 million, an increase of $0.3 million, or 7.0%, compared to selling, administrative, and research and development expenses of $4.4 million during the same period in 2017.

General and administrative expenses decreased by $0.4 million during the first quarter of 2018, compared to the same period in 2017. This is mainly due to a decrease of $0.2 million in stock compensation expense and a decrease of $0.2 million in the Company’s bad debt provision.

Research and development expenses for the three months ended March 31, 2018 increased to $1.0 million, or 223.5% compared to $0.3 million for the same period in 2017. The increase is mainly due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements described at “Outlook” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Other Expense, net. The following table presents other expense net, (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	March 31,				Period-to-Period
	2018		2017		Change
Interest expense	(63)	(0.3)%	(60)	(0.3)%	(3)	5.0%
Loss on foreign currency transactions	(193)	(1.0)%	(50)	(0.3)%	(143)	286.0%
Other (expense) income, net	(10)	(0.1)%	17	0.1%	(27)	(158.8)%
Total other (expense) income, net	$(266)	(1.4)%	$(93)	(0.5)%	$(173)	186.0%

GPI SAS uses the euro as its functional currency. At March 31, 2018 and December 31, 2017, the U.S. dollar to euro exchange rates were $1.23 and $1.20, respectively, which represents a 2.9% weaker dollar compared to the euro. The average exchange rates for the three months ended March 31, 2018 and 2017 was $1.23 and $1.07, respectively, which represents a 15.5% weaker dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At March 31, 2018 and December 31, 2017, the Mexican peso to U.S. dollar exchange rates were 18.22 pesos and 19.69 pesos, respectively, which represents a 7.5% weaker dollar compared to the Mexican peso. The average exchange rates for the three months ended March 31, 2018 and 2017 was 18.74 pesos and 20.32 pesos, respectively, which represents a 7.8% weaker dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At March 31, 2018 and December 31, 2017, the Macau pataca to U.S. dollar exchange rates were 8.08 patacas and 8.05 patacas, respectively, which represents a 0.4% stronger dollar compared to the Macau pataca. The average exchange rates for the three months ended March 31, 2018 and 2017 was 8.06 patacas and 8.18 patacas, respectively, which represents a 1.5% weaker dollar compared to the Macau pataca.

Income Taxes. Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 14.8% and 29.8%, respectively. Our effective tax rate for the three months ended March 31, 2018 was favorably affected by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research tax credits from GPI USA and our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment.

Our effective tax rate for the three months ended March 31, 2017 was favorably affected by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research and low wage tax credits from our French subsidiary, GPI SAS, partially offset by our Subpart F income adjustment.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2017, we reported unrecognized tax benefits related to the FTA’s on-going examination of GPI SAS for tax years 2013 and 2012. In the first quarter of 2018, in connection with this examination, GPI paid €1.4 million to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next twelve months. This change may be the result of settlement of the ongoing audit or competent authority proceedings.

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the IRS for the 2015 tax year. We expect this audit to be finalized in 2018.

As of March 31, 2018, there was no change to the unrecognized tax benefits reported at December 31, 2017.

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

At March 31, 2018, we had $16.5 million in cash and cash equivalents. Of this amount, $6.1 million was held by GPI SAS, $5.7 million was held by GPI USA and $4.6 million was held by GPI Asia. As a consequence of the Tax Act, we would not be subject to further taxation if we were to repatriate those amounts held outside of the United States, except for potential minimal withholding taxes.

Working Capital. The following table summarizes our cash and cash equivalents, and working capital (dollars in thousands), and our current ratio:

March 31,	December 31,	Period-to-Period
2018	2017	Change
Cash and cash equivalents	$16,463	$14,064	$2,399	17.1%
Working capital	$23,097	$24,087	$(990)	(4.1)%
Current ratio	2.3	2.4

Cash Flows. The following table summarizes our cash flows (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2018	2017	Change

Operating activities	$2,868	$4,096	$(1,228)	(30.0)%
Investing activities	(177)	(268)	91	34.0%
Financing activities	(491)	(337)	(154)	45.7%
Effect of exchange rates	199	54	145	(268.5)%
Net change	$2,399	$3,545	$(1,146)	(32.3)%

The decrease in cash flows provided by operating activities was primarily caused by an increase in other current assets and decreases in accounts payable and net income, partially offset by a decrease in inventory, in accounts receivable, and increases in customer deposits and deferred revenue.

The decrease in cash flows used by investing activities was primarily due to a decrease in purchase of license rights.

The increase in cash flows used in financing activities was primarily due to an increase in stock appreciation right payments.

Capital Expenditures. In the first quarter of 2018 we purchased $0.2 million of property, plant and equipment. We currently intend to purchase approximately $4.8 million in property and equipment during the remainder of 2018.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a special dividend from time to time.

Backlog. At March 31, 2018, our backlog of signed orders for the following twelve months was $20.1 million, consisting of $17.0 million for GPI USA, $2.5 million for GPI ASIA, and $0.6 million for GPI SAS. At March 31, 2017, our backlog of signed orders for the following twelve months was $22.5 million, consisting of $13.5 million for GPI ASIA, $8.5 million for GPI USA, and $0.5 million for GPI SAS.

Contractual Obligations and Commercial Commitments

On June 26, 2015, we entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan described under “Liquidity and Capital Resources” in Part I, Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

On January 26, 2018, we entered into global licensing and development agreements with BrainChip Holdings Ltd. and Xuvi, LLC described under “Outlook” in Part I, Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties such as those identified in Part I, Item 1A—“Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than this change, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2018, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required for a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Not applicable.

(b)       Not applicable.

(c)       As previously disclosed in a Form 8-K filed with the SEC on March 28, 2018, the Company adopted a stock repurchase plan to repurchase up to 100,000 shares of its common stock as part of the formal stock repurchase program adopted in November 2011. No common shares were repurchased by the Company in the first quarter of 2018.

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

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: May 11, 2018	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: May 11, 2018	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

