Form 10-Q
period 2018-06-30
Gaming Partners International CORP
filed 2018-08-10
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2018, the latest practicable date, was 7,954,523 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$14,957	$14,064
Accounts receivable, net	8,446	7,415
Inventories	14,340	15,118
Prepaid expenses	916	1,290
Other current assets	2,761	2,836
Total current assets	41,420	40,723
Property and equipment, net	23,038	24,933
Goodwill	10,292	10,292
Intangible assets, net	1,647	1,676
Investment	383	411
Deferred income tax assets	831	675
Inventories, non-current	2,044	2,453
Other assets, non-current	3,427	2,240
Total assets	$83,082	$83,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,126	$4,743
Accrued liabilities	5,003	6,779
Customer deposits and deferred revenue	5,122	3,020
Current portion of long-term debt	1,514	1,401
Income taxes payable	514	693
Total current liabilities	17,279	16,636
Long-term debt	2,466	5,265
Other liabilities, non-current	183	186
Total liabilities	19,928	22,087
Commitments and contingencies - see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,245,506 and 7,954,523 shares issued and outstanding, respectively, as of June 30, 2018, and 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of December 31, 2017	82	82
Additional paid-in capital	19,411	19,272
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	46,816	44,718
Accumulated other comprehensive loss	(892)	(493)
Total stockholders' equity	63,154	61,316
Total liabilities and stockholders' equity	$83,082	$83,403

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$24,677	$16,274	$43,361	$35,187
Cost of revenues	16,341	12,416	30,090	25,510
Gross profit	8,336	3,858	13,271	9,677

Marketing and sales	1,861	1,476	3,628	3,203
General and administrative	2,289	1,958	4,185	4,283
Research and development	1,040	348	2,043	658
Operating income	3,146	76	3,415	1,533
Other income (expense), net	104	9	(162)	(83)
Income before income taxes	3,250	85	3,253	1,450
Income tax expense	745	36	746	470
Net income	$2,505	$49	$2,507	$980

Earnings per share:
Basic	$0.32	$0.01	$0.32	$0.12
Diluted	$0.31	$0.01	$0.31	$0.12
Weighted-average shares of common stock outstanding:
Basic	7,949	7,929	7,941	7,929
Diluted	8,020	8,058	8,026	8,058

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$2,505	$49	$2,507	$980
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(849)	909	(399)	1,116
Total comprehensive income	$1,656	$958	$2,108	$2,096

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance at January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	980	-	980
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	56	-	-	-	56
Foreign currency translation adjustment, net of tax	-	-	-	-	-	1,116	1,116
Balance at June 30, 2017	7,932,094	$82	$20,122	$(2,263)	$43,024	$(1,245)	$59,720

Balance at January 1, 2018	7,932,094	$82	$19,272	$(2,263)	$44,718	$(493)	$61,316
Impact of change in accounting policy	-	-	-	-	(409)	-	(409)
Net income	-	-	-	-	2,507	-	2,507
Common stock options exercised	22,429	-	139	-	-	-	139
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(399)	(399)
Balance at June 30, 2018	7,954,523	$82	$19,411	$(2,263)	$46,816	$(892)	$63,154

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net income	$2,507	$980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,336	1,886
Amortization of intangible assets	124	128
(Recovery) provision for bad debt	(70)	(322)
Deferred income taxes	76	(397)
Share based compensation expense	-	56
Gain on disposal of property and equipment	-	(9)
Equity loss in affiliate	28	-
Change in operating assets and liabilities:
Accounts receivable	(962)	4,049
Inventories	1,054	(4,026)
Prepaid expenses and other current assets	413	(467)
Other assets, non-current	(1,862)	447
Accounts payable	326	3,383
Accrued liabilities	(1,561)	(2,164)
Customer deposits and deferred revenue	2,108	1,731
Income taxes payable	(178)	85
Net cash provided by operating activities	4,339	5,360

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	9
Purchase of licensing rights	-	(100)
Purchase of equity method investment	-	(451)
Capital expenditures	(593)	(1,798)
Net cash used in investing activities	(593)	(2,340)

Cash Flows from Financing Activities
Principal payments on long-term debt	(2,686)	(673)
Proceeds from exercise of stock options	139	35
Cash paid for exercise of stock appreciation right	(170)	-
Net cash used in financing activities	(2,717)	(638)
Effect of exchange rate changes on cash	(136)	192
Net increase in cash and cash equivalents	893	2,574
Cash and cash equivalents, beginning of period	14,064	10,604
Cash and cash equivalents, end of period	$14,957	$13,178

Supplemental disclosures of cash flow information:
Cash paid for interest	$125	$122
Cash paid for income taxes, net of refunds	$10	$637

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through accounts payable, accrued and non-current other liabilities	$142	$886

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

Recently Issued Accounting Standards and Not Yet Adopted. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company currently has $3.8 million in operating lease commitments and does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

Recently Adopted Accounting Standards. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”). SAB 118 was added to the FASB codification in March 2018 with the issuance of ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.

In accordance with the SAB 118 guidance, some of the income tax effects recorded by the Company in 2017 are provisional, including the one-time transition tax and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the global intangible low-taxed income (GILTI) provisions of the Tax Act and their impact, if any, on our consolidated financial statements. The accounting for these income tax effects may be adjusted during 2018 as a result of our continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of June 30, 2018, the Company had not finalized its accounting and was still in the measurement period.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). In the first quarter of 2018, we adopted this guidance using a modified retrospective method. It had no significant impact to the consolidated financial statements. Regarding the contract acquisition cost component of the guidance, the Company’s analysis supports use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company does not expect any material changes to the timing of when it recognizes expenses related to contract acquisition costs.

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

On occasion, we may recognize revenue under a bill and hold arrangement. The transfer of ownership, and revenue recognition, occurs at the point the items are ready for physical delivery and the customer is notified – i.e. when the product is manufactured, completed, invoiced, and segregated from our other inventory so that it is not subject to being used to fill other orders. The customer must request a bill and hold arrangement, preferably in writing, and must commit to the purchase.

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

A portion of our revenue under RFID solutions is generated by new or existing software and hardware maintenance arrangements. Under these arrangements, customers pay in advance for the maintenance of the hardware or the software. As of June 30, 2018, the Company had contracts with unsatisfied performance obligations extending throughout 2020. Most of our contracts are for one year and renew on March 1st of every year. The Company recognizes as revenue the amount billed over the length of the arrangement. The unrecognized portion of the amount billed is accounted for as deferred revenue. At June 30, 2018 and December 31, 2017, these amounts were $0.4 million and $0.1 million, respectively. For the three months ended on each of June 30, 2018 and 2017, we recognized $150,000 of revenue for software and hardware maintenance contracts. In each of the first six months of 2018 and 2017, we recognized $300,000 of revenue for software and hardware maintenance contracts.

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

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings (in thousands):

	June 30, 2018	December 31, 2017
Macau S.A.R., China	$6,101	$2,517
United States (including Mexico)	5,839	4,936
France	3,017	6,611
Total	$14,957	$14,064

Note 4. Accounts Receivable

At June 30, 2018, and December 31, 2017, no casino customer accounted for 10% or more of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$10,752	$11,637
Work in progress	1,350	2,432
Finished goods	4,282	3,502
Total inventories	$16,384	$17,571

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2018	December 31, 2017
Current	$14,340	$15,118
Non-current	2,044	2,453
Total inventories	$16,384	$17,571

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$669	$669
Buildings and improvements	11,204	11,196
Equipment and furniture	40,696	40,714
Vehicles	407	408
Construction in progress	192	529
	53,168	53,516
Less accumulated depreciation	(30,130)	(28,583)
Property and equipment, net	$23,038	$24,933

Depreciation expense for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.0 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $2.3 million and $1.9 million, respectively.

Note 7. Goodwill and Intangible Assets

We had goodwill of $10.3 million as of both June 30, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(761)	$950	$1,711	$(700)	$1,011	10-15
Customer list	1,101	(508)	593	897	(353)	544	10-15
Patents	542	(537)	5	542	(534)	8	13-14
Other intangible assets	472	(373)	99	472	(359)	113	3-10
Total intangible assets	$3,826	$(2,179)	$1,647	$3,622	$(1,946)	$1,676

Amortization expense for intangible assets for the three months ended June 30, 2018 and 2017 was $62,000 and $65,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2018 and 2017 was $124,000 and $128,000, respectively. The increase in the gross carrying value of the customer list is a result of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1 for more details.

Note 8. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of June 30, 2018.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR, 2.1% at June 30, 2018, plus 2.25%. The term loan has a straight-line seven-year amortization schedule.

In June 2018, we made a $2.0 million early principal repayment against the outstanding term loan.

At June 30, 2018, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Years Ending December 31,	Outstanding Debt
2018 (6 months)	$749
2019	1,546
2020	1,613
2021	72
$3,980

Note 9. Stock Appreciation Rights Liability

At June 30, 2018 and at December 31, 2017 the stock appreciation rights liability was $0.6 million and $1.2 million, respectively. The $0.6 million decrease is due to the period change in the fair value of the outstanding rights for $0.4 million and the payment of $0.2 million of stock appreciation rights, offset by $40,000 for additional stock appreciation rights granted in 2018.

Note 10. Commitments and Contingencies

On January 26, 2018, the Company entered into global strategic agreements for development, licensing, and revenue sharing with both BrainChip Holdings Limited (ASX: BRN), a leading developer of software and hardware accelerated solutions for advanced artificial intelligence and machine learning applications, and Xuvi, LLC, developers of an immersive data analytics and automation platform. The companies plan to jointly develop products for worldwide deployment in casino currency security, table game operations, and player behavior applications. The terms require payments to BrainChip Holdings Limited and Xuvi, LLC of approximately $0.6 million and $0.7 million, respectively, and are contingent upon completion of project phases. GPI paid $1.0 million during the six months ended June 30, 2018.

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2023.

At June 30, 2018, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Years Ending December 31,	Payments
2018 (6 months)	$609
2019	944
2020	670
2021	634
2022	567
Thereafter	339
Total	$3,763

Legal Proceedings and Contingencies

From time to time we are engaged in disputes and claims that arise in the normal course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our condensed consolidated financial position or results of operations, but the outcome of these actions is inherently difficult to predict. There can be no assurance that we will prevail in any such litigation. Liabilities for material claims against us are accrued when a loss is considered probable and can be reasonably estimated. Legal costs associated with claims are expensed as incurred.

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

The following tables present our revenue by geographic area (dollars in thousands):

	Three Months Ended
	June 30,
	2018		2017
Revenues
The Americas	$16,940	68.6%	$13,560	83.3%
Asia-Pacific	6,759	27.4%	2,087	12.8%
Europe and Africa	978	4.0%	627	3.9%
Total	$24,677	100.0%	$16,274	100.0%

	Six Months Ended
	June 30,
	2018		2017
Revenues
The Americas	$30,807	71.0%	$27,823	79.1%
Asia-Pacific	10,821	25.0%	6,208	17.6%
Europe and Africa	1,733	4.0%	1,156	3.3%
Total	$43,361	100.0%	$35,187	100.0%

The following tables present our revenue by product line (dollars in thousands):

	Three Months Ended
	June 30,
	2018		2017
Casino currency without RFID	$5,671	23.0%	$3,498	21.5%
Casino currency with RFID	5,542	22.5%	1,204	7.4%
Total casino currency	11,213	45.5%	4,702	28.9%

Playing cards	6,084	24.6%	6,181	38.0%
Table accessories and other products	2,147	8.7%	1,591	9.8%
Table layouts	1,522	6.2%	1,246	7.7%
Gaming furniture	1,384	5.6%	790	4.9%
Dice	756	3.1%	723	4.4%
RFID solutions	506	2.0%	317	1.9%
Shipping	1,065	4.3%	724	4.4%
Total	$24,677	100.0%	$16,274	100.0%

	Six Months Ended
	June 30,
	2018		2017
Casino currency without RFID	$9,518	22.0%	$7,393	21.0%
Casino currency with RFID	9,318	21.5%	3,962	11.3%
Total casino currency	18,836	43.5%	11,355	32.3%

Playing cards	11,840	27.3%	12,516	35.6%
Table accessories and other products	3,611	8.3%	3,484	9.9%
Table layouts	2,971	6.9%	2,548	7.2%
Gaming furniture	1,869	4.3%	1,542	4.4%
Dice	1,441	3.3%	1,424	4.0%
RFID solutions	961	2.2%	689	2.0%
Shipping	1,832	4.2%	1,629	4.6%
Total	$43,361	100.0%	$35,187	100.0%

For the six months ended June 30, 2018 and 2017, no customer accounted for 10% or more of revenues.

The following table presents our property and equipment by geographic area (in thousands):

Property and equipment, net:	June 30, 2018	December 31, 2017
United States	$12,917	$13,708
Mexico	5,678	6,851
France	3,999	3,936
Macau S.A.R., China	444	438
Total	$23,038	$24,933

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	June 30, 2018	December 31, 2017
United States	$1,522	$1,634
Asia	125	42
Total	$1,647	$1,676

Note 12. Earnings Per Share

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average number of common shares outstanding - basic	7,949	7,929	7,941	7,929
Potential dilution from equity grants	71	129	85	129
Weighted-average number of common shares outstanding - diluted	8,020	8,058	8,026	8,058

At June 30, 2018, we had certain outstanding stock options to purchase common stock which had exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Outstanding anti-dilutive options	85	20	58	16

Note 13. Income Taxes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 34% to 21%. The effective date of the tax rate change was January 1, 2018. As a result, we adjusted our annual effective tax rate for the three and six months ended June 30, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates. In the first six months of 2018, the Company did not record an expense or benefit related to the Tax Act.

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

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017 of a federal income tax examination by the IRS for the 2015 tax year. The examination is substantially completed and as a result, at the end of June 30, 2018, we accrued $0.1 million of additional tax expense.

As of June 30, 2018, there was no change to the $0.3 million unrecognized tax benefits reported at December 31, 2017. The $0.1 million accrual in relation to the FTA examination is in addition to the unrecognized tax benefit amount.

Note 14. Subsequent Event

On August 1, 2018, the Company issued an 8-K announcing Gregory Gronau’s resignation as Chief Executive Officer, President, Director, Secretary, and Treasurer, effective September 21, 2018. Mr. Gronau’s resignation is for personal reasons, and not a result of any disagreement with the Company or its management. The Company and Mr. Gronau also entered in a consulting agreement pursuant to which Mr. Gronau will provide part-time consulting services to the Company following his date of departure until December 31, 2018 in exchange for payments of $10,000 per month.

To ensure continuity going forward, Chief Financial Officer and Chairman of the Board Alain M. Thieffry, age 62, will act as the Company’s Chief Executive Officer, President, Secretary, and Treasurer beginning September 21, 2018, until a successor is appointed.

The Company will begin an executive search for a new CEO and no changes in its goals or objectives are planned.

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

Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at June 30, 2018 and 2017 (in millions):

	GPI USA		GPI Asia		GPI SAS		Total
June 30, 2018	$14.2	million	$6.9	million	$0.4	million	$21.5	million
June 30, 2017	$11.5	million	$14.4	million	$0.3	million	$26.2	million

Outlook

Our backlog of signed orders through June 30, 2019 was $21.5 million. The decrease in backlog is primarily due to the timing of receiving confirmed orders in Asia. We anticipate winning additional business, particularly in the Asia market due to the number of planned casino openings and expansions in the region. However, there is always uncertainty surrounding the timing of casino openings and the number of tables to be allotted to each new casino, which will impact both the amount of revenue we recognize and the timing of revenue recognition.

As previously disclosed in a Form 8-K filed with the SEC on January 31, 2018, we entered into global licensing and development agreements with BrainChip Holdings Limited and Xuvi, LLC. We plan to jointly develop products to provide a table management solution that would combine visioning technology and immersive data analytics with our RFID technology to better secure table currency, increase fraud protection, improve table productivity, and provide data for player behavior applications. GPI’s initial commitment to BrainChip Holdings Limited and Xuvi, LLC totals $1.3 million. Due to positive customer response, we plan to commit a minimum of $0.5 million in the second half of the year to develop product enhancements and speed up product development.

In prior quarters we reported we had made progress in resolving difficulties arising from the rapid expansion of our playing cards manufacturing facility in Blue Springs, MO. It was our belief margins had stabilized and would improve over time. However, the first six months of 2018 were disappointing, as lower revenue and higher fixed costs reduced margins and profitability. We continue to work diligently to remedy the issues at the facility. However, it may be several quarters before we return to acceptable levels of performance and profitability.

Financial and Operational Highlights

For the second quarter of 2018, our revenues were $24.7 million, an increase of $8.4 million, or 51.6%, compared to revenues of $16.3 million for the same period of 2017. For the second quarter of 2018, our net income was $2.5 million, an increase of $2.5 million compared to net income of $49,000 for the same period in 2017.

For the first six months of 2018, our revenues were $43.4 million, an increase of $8.2 million or 23.2%, compared to revenues of $35.2 million for the same period of 2017. For the first six months of 2018, our net income was $2.5 million, an increase of $1.5 million, or 155.8%, compared to net income of $1.0 million for the same period of 2017.

The increase in our revenues and net income for the three months ended June 30, 2018 was primarily due to an increase in casino currency sales, table accessories and furniture, partially offset by an increase in research and development expenses. The increase in our revenues and net income for the six months ended June 30, 2018 was primarily due to an increase in casino currency sales, partially offset by an increase in research and development expenses.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated income statements (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Revenues	$24,677	100.0%	$16,274	100.0%	$8,403	51.6%
Cost of revenues	16,341	66.2%	12,416	76.3%	3,925	31.6%
Gross profit	8,336	33.8%	3,858	23.7%	4,478	116.1%
Selling, administrative, and research and development	5,190	21.0%	3,782	23.2%	1,408	37.2%
Operating income	3,146	12.8%	76	0.5%	3,070	4039.5%
Other income, net	104	0.4%	9	0.1%	95	1055.6%
Income before income taxes	3,250	13.2%	85	0.6%	3,165	3723.5%
Income tax expense	745	3.0%	36	0.2%	709	1969.4%
Net income	$2,505	10.2%	$49	0.4%	$2,456	5012.2%

	Six Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Revenues	$43,361	100.0%	$35,187	100.0%	$8,174	23.2%
Cost of revenues	30,090	69.4%	25,510	72.5%	4,580	18.0%
Gross profit	13,271	30.6%	9,677	27.5%	3,594	37.1%
Selling, administrative, and research and development	9,856	22.7%	8,144	23.1%	1,712	21.0%
Operating income	3,415	7.9%	1,533	4.4%	1,882	122.8%
Other expense, net	(162)	(0.4)%	(83)	(0.2)%	(79)	95.2%
Income before income taxes	3,253	7.5%	1,450	4.2%	1,803	124.3%
Income tax expense	746	1.7%	470	1.3%	276	58.7%
Net income	$2,507	5.8%	$980	2.9%	$1,527	155.8%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Revenues
The Americas	$16,940	68.6%	$13,560	83.3%	$3,380	24.9%
Asia-Pacific	6,759	27.4%	2,087	12.8%	4,672	223.9%
Europe and Africa	978	4.0%	627	3.9%	351	56.0%
Total	$24,677	100.0%	$16,274	100.0%	$8,403	51.6%

	Six Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Revenues
The Americas	$30,807	71.0%	$27,823	79.1%	$2,984	10.7%
Asia-Pacific	10,821	25.0%	6,208	17.6%	4,613	74.3%
Europe and Africa	1,733	4.0%	1,156	3.3%	577	49.9%
Total	$43,361	100.0%	$35,187	100.0%	$8,174	23.2%

The following tables present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Casino currency without RFID	$5,671	23.0%	$3,498	21.5%	$2,173	62.1%
Casino currency with RFID	5,542	22.5%	1,204	7.4%	4,338	360.3%
Total casino currency	11,213	45.5%	4,702	28.9%	6,511	138.5%

Playing cards	6,084	24.6%	6,181	38.0%	(97)	(1.6)%
Table accessories and other products	2,147	8.7%	1,591	9.8%	556	34.9%
Table layouts	1,522	6.2%	1,246	7.7%	276	22.2%
Gaming furniture	1,384	5.6%	790	4.9%	594	75.2%
Dice	756	3.1%	723	4.4%	33	4.6%
RFID solutions	506	2.0%	317	1.9%	189	59.6%
Shipping	1,065	4.3%	724	4.4%	341	47.1%
Total	$24,677	100.0%	$16,274	100.0%	$8,403	51.6%

	Six Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Casino currency without RFID	$9,518	22.0%	$7,393	21.0%	$2,125	28.7%
Casino currency with RFID	9,318	21.5%	3,962	11.3%	5,356	135.2%
Total casino currency	18,836	43.5%	11,355	32.3%	7,481	65.9%

Playing cards	11,840	27.3%	12,516	35.6%	(676)	(5.4)%
Table accessories and other products	3,611	8.3%	3,484	9.9%	127	3.6%
Table layouts	2,971	6.9%	2,548	7.2%	423	16.6%
Gaming furniture	1,869	4.3%	1,542	4.4%	327	21.2%
Dice	1,441	3.3%	1,424	4.0%	17	1.2%
RFID solutions	961	2.2%	689	2.0%	272	39.5%
Shipping	1,832	4.2%	1,629	4.6%	203	12.5%
Total	$43,361	100.0%	$35,187	100.0%	$8,174	23.2%

Comparison of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues. For the three months ended June 30, 2018, our revenues were $24.7 million, an increase of $8.4 million, or 51.6%, compared to revenues of $16.3 million for the same period of 2017. The increase in revenues was primarily attributable to an increase in casino currency sales, table accessories and gaming furniture.

For the six months ended June 30, 2018, our revenues were $43.4 million, an increase of $8.2 million, or 23.2%, compared to revenues of $35.2 million for the same period of 2017. The increase in revenues was primarily attributable to an increase in sales of all product lines, especially casino currency, partially offset by a decrease in playing card sales.

Cost of Revenues. For the three months ended June 30, 2018, cost of revenues was $16.3 million, an increase of $3.9 million, or 31.6%, compared to cost of revenues of $12.4 million for the same period in 2017. As a percentage of revenues, our cost of revenues decreased to 66.2% in 2018 compared to 76.3% in 2017.

For the six months ended June 30, 2018, cost of revenues was $30.1 million, an increase of $4.6 million, or 18.0%, compared to cost of revenues of $25.5 million for the same period in 2017. As a percentage of revenues, our cost of revenues decreased to 69.4% in 2018 compared to 72.5% in 2017.

The increase in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended June 30, 2018, gross profit was $8.3 million, an increase of $4.5 million, or 116.1%, compared to gross profit of $3.9 million for the same period in 2017. As a percentage of revenues, our gross profit increased to 33.8% from 23.7%. The increase in gross profit was mainly due to an increase in casino currency sales, table accessories and furniture.

For the six months ended June 30, 2018, gross profit was $13.3 million, an increase of $3.6 million, or 37.1%, compared to gross profit of $9.7 million for the same period in 2017. As a percentage of revenues, our gross profit increased to 30.6% from 27.5%. The increase in gross profit was mainly due to an increase in casino currency sales.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Marketing and sales	$1,861	7.5%	$1,476	9.1%	$385	26.1%
General and administrative	2,289	9.3%	1,958	12.0%	331	16.9%
Research and development	1,040	4.2%	348	2.1%	692	198.9%
Total selling, administrative, and research and development	$5,190	21.0%	$3,782	23.2%	$1,408	37.2%

For the three months ended June 30, 2018, selling, administrative, and research and development expenses were $5.2 million, an increase of $1.4 million, or 37.2%, compared to selling, administrative, and research and development expenses of $3.8 million during the same period in 2017.

Marketing and sales expenses increased by $0.4 million, or 26.1%, during the second quarter of 2018 compared to the same period in 2017, primarily related to an increase in number of employees and compensation-related expenses.

General and administrative expenses increased by $0.3 million, or 16.9%, during the second quarter of 2018, compared to the same period in 2017. This is mainly due to increases of $0.2 million in compensation-related expenses for the increased number of employees and $0.3 million in bad debt accrual expenses, partially offset by a $0.2 million decrease in stock compensation-related expenses.

Research and development expenses for the three months ended June 30, 2018 increased by $0.7 million, or 198.9% compared to the same period in 2017. The increase is mainly due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements described at “Outlook” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Marketing and sales	$3,628	8.4%	$3,203	9.1%	$425	13.3%
General and administrative	4,185	9.6%	4,283	12.1%	(98)	(2.3)%
Research and development	2,043	4.7%	658	1.9%	1,385	210.5%
Total selling, administrative, and research and development	$9,856	22.7%	$8,144	23.1%	$1,712	21.0%

For the six months ended June 30, 2018, selling, administrative, and research and development expenses were $9.9 million, an increase of $1.7 million, or 21.0% compared to selling, administrative, and research and development expenses of $8.1 million during the same period in 2017.

Marketing and sales expenses increased by $0.4 million, or 13.3%, during the first six months of 2018 compared to the same period in 2017, primarily due to an increase in number of employees and compensation-related expenses.

General and administrative expenses remained relatively unchanged during the first six months of 2018 compared to the same period in 2017. However, a $0.5 million decrease in stock compensation related expenses was partially offset by increases of $0.2 million in compensation-related expenses for the increased number of employees, $0.1 million in bad debt accrual expenses and $0.1 million in gaming license expenses.

Research and development expenses increased $1.4 million, or 210.5%, during the first six months of 2018 compared to the same period in 2017. The increase is mainly due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements described at “Outlook” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Other Income (Expense), net. The following tables present other income (expense) net, (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Interest income	$22	0.1%	$-	0.0%	$22	.0%
Interest expense	(62)	(0.3)%	(63)	(0.4)%	1	(1.6)%
Gain on foreign currency transactions	94	0.4%	74	0.5%	20	27.0%
Other income (expense), net	50	0.2%	(2)	0.0%	52	(2600.0)%
Total other (expense) income, net	$104	0.4%	$9	0.1%	$95	1055.6%

	Six Months Ended
	June 30,				Period-to-Period
	2018		2017		Change
Interest income	$22	0.1%	$-	0.0%	$22	.0%
Interest expense	(125)	(0.3)%	(122)	(0.3)%	(3)	2.5%
(Loss) Gain on foreign currency transactions	(99)	(0.2)%	23	0.1%	(122)	(530.4)%
Other income, net	40	0.1%	16	0.0%	24	150.0%
Total other (expense) income, net	$(162)	(0.4)%	$(83)	(0.2)%	$(79)	95.2%

GPI SAS uses the euro as its functional currency. At June 30, 2018 and December 31, 2017, the U.S. dollar to euro exchange rates were $1.17 and $1.20, respectively, which represents a 2.5% stronger dollar compared to the euro. The average exchange rates for the six months ended June 30, 2018 and 2017 was $1.21 and $1.08, respectively, which represents a 11.9% weaker dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At June 30, 2018 and December 31, 2017, the Mexican peso to U.S. dollar exchange rates were 19.94 pesos and 19.69 pesos, respectively, which represents a 1.3% stronger dollar compared to the Mexican peso. The average exchange rates for the six months ended June 30, 2018 and 2017 was 19.07 pesos and 19.44 pesos, respectively, which represents a 1.9% weaker dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At June 30, 2018 and December 31, 2017, the Macau pataca to U.S. dollar exchange rates were 8.08 patacas and 8.05 patacas, respectively, which represents a 0.4% stronger dollar compared to the Macau pataca. The average exchange rates for the six months ended June 30, 2018 and 2017 was 8.07 patacas and 8.18 patacas, respectively, which represents a 1.3% weaker dollar compared to the Macau pataca.

Income Taxes. The Tax Act reduces the U.S. statutory federal corporate tax rate from 34% to 21%. The effective date of the tax rate change was January 1, 2018. As a result, we adjusted our annual effective tax rate for the three and six months ended June 30, 2018, and our U.S. net deferred tax asset balance at the lower rates. This had a favorable impact on both the three and six months effective income tax rates.

Our effective income tax rate for the three months ended June 30, 2018 and 2017 was 22.9% and 42.4%, respectively. Our effective tax rate for the three months ended June 30, 2018 was unfavorably affected by our Subpart F income adjustment and tax liability from the IRS audit of the 2015 tax year, partially offset by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research tax credits from GPI USA and our French subsidiary, GPI SAS. Our effective tax rate for the three months ended June 30, 2017 was unfavorably affected by our Subpart F income adjustment and non-statutory stock options that expired during 2017, partially offset by the foreign rate differential on the income from GPI Asia and the benefit from research and low wage tax credits from GPI SAS.

Our effective income tax rate for the six months ended June 30, 2018 and 2017 was 22.9% and 32.4%, respectively. Our effective tax rate for the six months ended June 30, 2018 was unfavorably affected by our Subpart F income adjustment and tax liability from the IRS audit of the 2015 tax year, partially offset by the foreign rate differential on income from GPI Asia and the benefit from research tax credits from GPI USA and GPI SAS. Our effective tax rate for the six months ended June 30, 2017 was favorably affected by the foreign rate differential on income from GPI Asia and the benefit from research and low wage tax credits from GPI SAS, partially offset by our Subpart F income adjustment and non-statutory stock options that expired during 2017.

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

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the IRS for the 2015 tax year. The examination is substantially completed and as a result, at the end of June 30, 2018, we accrued $0.1 million of additional tax expense.

As of June 30, 2018, there was no change to the unrecognized tax benefits reported at December 31, 2017.

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

At June 30, 2018, we had $15.0 million in cash and cash equivalents. Of this amount, $6.1 million was held by GPI Asia, $5.8 million was held by GPI USA and $3.0 million was held by GPI SAS. As a consequence of the Tax Act, we would not be subject to further taxation if we were to repatriate those amounts held outside of the United States, except for potential minimal withholding taxes.

Working Capital. The following table summarizes our cash and cash equivalents, and working capital (dollars in thousands), and our current ratio:

	June 30,	December 31,	Period-to-Period
	2018	2017	Change
Cash and cash equivalents	$14,957	$14,064	$893	6.3%
Working capital	$24,141	$24,087	$54	0.2%
Current ratio	2.4	2.4

Cash Flows. The following table summarizes our cash flows (dollars in thousands):

	Six Months Ended
	June 30,		Period-to-Period
	2018	2017	Change

Operating activities	$4,339	$5,360	$(1,021)	(19.0)%
Investing activities	(593)	(2,340)	1,747	(74.7)%
Financing activities	(2,717)	(638)	(2,079)	325.9%
Effect of exchange rates	(136)	192	(328)	(170.8)%
Net change	$893	$2,574	$(1,681)	(65.3)%

The decrease in cash flows provided by operating activities was primarily caused by a negative impact in the change of liabilities for $1.9 million and in the change of assets for $1.4 million, partially offset by an increase in net income of $1.5 million and an increase in non-cash items of $0.7 million.

The decrease in cash flows used by investing activities was primarily due to a decrease in capital expenditures and purchase of equity method investments.

The increase in cash flows used in financing activities was primarily due to a $2.0 million principal payment on our term loan.

Capital Expenditures. In the first six months of 2018 we purchased $0.6 million of property, plant and equipment. We currently intend to purchase approximately $1.5 million in property and equipment during the remainder of 2018.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a special dividend from time to time.

Backlog. At June 30, 2018, our backlog of signed orders for the following twelve months was $21.5 million, consisting of $14.2 million for GPI USA, $6.9 million for GPI ASIA, and $0.4 million for GPI SAS. At June 30, 2017, our backlog of signed orders for the following twelve months was $26.2 million, consisting of $14.4 million for GPI ASIA, $11.5 million for GPI USA, and $0.3 million for GPI SAS.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than this change, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2018, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      As previously disclosed in a Form 8-K filed with the SEC on March 28, 2018, the Company adopted a stock repurchase plan to repurchase up to 100,000 shares of its common stock as part of the formal stock repurchase program adopted in November 2011. No common shares were repurchased by the Company in the second quarter of 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)      Not applicable.

(b)      Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

10.1	Consulting Agreement between the Company and Mr. Gronau dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2018)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: August 10, 2018	By:	/s/ Gregory S. Gronau
Gregory S. Gronau
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Financial Officer, and Chairperson of the Board

