Form 10-Q
period 2018-09-30
Gaming Partners International CORP
filed 2018-11-09
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 02, 2018, the latest practicable date, was 8,039,955 shares of Common Stock.

GAMING PARTNERS INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$15,623	$14,064
Accounts receivable, net	8,260	7,415
Inventories	14,805	15,118
Prepaid expenses	894	1,290
Other current assets	2,050	2,836
Total current assets	41,632	40,723
Property and equipment, net	22,750	24,933
Goodwill	10,292	10,292
Intangible assets, net	1,585	1,676
Investment	368	411
Deferred income tax assets	924	675
Inventories, non-current	1,826	2,453
Other assets, non-current	3,141	2,240
Total assets Total assets	$82,518	$83,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,531	$4,743
Accrued liabilities	5,310	6,779
Customer deposits and deferred revenue	3,905	3,020
Current portion of long-term debt	1,526	1,401
Income taxes payable	226	693
Total current liabilities	15,498	16,636
Long-term debt	2,225	5,265
Other liabilities, non-current	213	186
Total liabilities Total liabilities	17,936	22,087
Commitments and contingencies - see Note 10
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,256,638 and 7,965,655 shares issued and outstanding, respectively, as of September 30, 2018, and 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of December 31, 2017	82	82
Additional paid-in capital	19,476	19,272
Treasury stock at cost: 290,983 shares	(2,263)	(2,263)
Retained earnings	48,282	44,718
Accumulated other comprehensive loss	(995)	(493)
Total stockholders' equity	64,582	61,316
Total liabilities and stockholders' equity	$82,518	$83,403

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$22,887	$24,635	$66,248	$59,822
Cost of revenues	15,696	17,455	45,786	42,964
Gross profit	7,191	7,180	20,462	16,858

Marketing and sales	1,739	1,612	5,367	4,814
General and administrative	2,316	2,155	6,501	6,437
Research and development	997	360	3,040	1,018
Operating income	2,139	3,053	5,554	4,589
Other (expense) income, net	(114)	32	(276)	(51)
Income before income taxes	2,025	3,085	5,278	4,538
Income tax expense	559	880	1,305	1,350
Net income	$1,466	$2,205	$3,973	$3,188

Earnings per share:
Basic	$0.18	$0.28	$0.50	$0.40
Diluted	$0.18	$0.27	$0.50	$0.40
Weighted-average shares of common stock outstanding:
Basic	7,960	7,932	7,947	7,930
Diluted	8,028	8,066	8,025	8,061

See notes to unaudited condensed consolidated financial statements.

2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,466	$2,205	$3,973	$3,188
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(103)	529	(502)	1,644
Total comprehensive income	$1,363	$2,734	$3,471	$4,832

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
Balance at January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	3,188	-	3,188
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	89	-	-	-	89
Foreign currency translation adjustment, net of tax	-	-	-	-	-	1,644	1,644
Balance at September 30, 2017	7,932,094	$82	$20,155	$(2,263)	$45,232	$(717)	$62,489

Balance at January 1, 2018	7,932,094	$82	$19,272	$(2,263)	$44,718	$(493)	$61,316
Impact of change in accounting policy	-	-	-	-	(409)	-	(409)
Net income	-	-	-	-	3,973	-	3,973
Common stock options exercised	33,561	-	204	-	-	-	204
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(502)	(502)
Balance at September 30, 2018	7,965,655	$82	$19,476	$(2,263)	$48,282	$(995)	$64,582

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$3,973	$3,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,407	3,050
Amortization of intangible assets	186	185
Recovery of bad debt	(12)	(449)
Inventory write-down	-	660
Deferred income taxes	(20)	160
Share based compensation expense	-	89
Loss (Gain) on disposal of property and equipment	29	(7)
Loss in equity method investment	42	22
Change in operating assets and liabilities:
Accounts receivable	(836)	1,270
Inventories	767	(2,192)
Prepaid expenses and other current assets	821	(716)
Other assets, non-current	(1,567)	458
Accounts payable	(401)	165
Accrued liabilities	(1,212)	(1,269)
Customer deposits and deferred revenue	889	1,008
Income taxes payable	(466)	160
Net cash provided by operating activities	5,600	5,782

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	2	80
Insurance proceeds from damaged property and equipment	294	-
Purchase of licensing rights	-	(100)
Purchase of equity method investment	-	(451)
Capital expenditures	(1,266)	(3,222)
Net cash used in investing activities	(970)	(3,693)

Cash Flows from Financing Activities
Principal payments on long-term debt	(2,915)	(1,010)
Proceeds from exercise of stock options	204	35
Cash paid for exercise of stock appreciation right	(170)	-
Net cash used in financing activities	(2,881)	(975)
Effect of exchange rate changes on cash	(190)	467
Net increase in cash and cash equivalents	1,559	1,581
Cash and cash equivalents, beginning of period	14,064	10,604
Cash and cash equivalents, end of period	$15,623	$12,185

Supplemental disclosures of cash flow information:
Cash paid for interest	$168	$186
Cash paid for income taxes, net of refunds	$380	$886

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through accounts payable, accrued and non-current other liabilities	$225	$163

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

The Company has three operating subsidiaries: Gaming Partners International USA, Inc. (GPI USA) (including GPI Mexicana S.A. de C.V. (GPI Mexicana), our maquiladora manufacturing operation in Mexico, and GPI USA Blue Springs, our manufacturing facility in Missouri); Gaming Partners International SAS (GPI SAS); and Gaming Partners International Asia Limited (GPI Asia).  Our subsidiaries have the following distribution and product focus:

•	GPI USA sells in the United States, Canada, the Caribbean, and Latin America. GPI USA sells our full product line, with most of the products manufactured in either San Luis Rio Colorado, Mexico, or Blue Springs, Missouri. The remainder is either manufactured in France or purchased from United States vendors. We have warehouse inventory in San Luis, Arizona; Blue Springs, Missouri; and North Las Vegas, Nevada. We have sales offices in North Las Vegas, Nevada; Atlantic City, New Jersey; Gulfport, Mississippi; and Blue Springs, Missouri.

•	GPI SAS sells primarily in Europe and Africa out of its office in Beaune, France. GPI SAS predominantly sells casino currencies, including both American-style, known as chips, and European-style, known as plaques and jetons. Most of the products sold by GPI SAS are manufactured in France, with the remainder manufactured in Mexico.

•	GPI Asia, located in Macau S.A.R., China, distributes our full product line in the Asia-Pacific region. GPI Asia also sells table layouts that it manufactures in Macau S.A.R.

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

Recently Issued Accounting Standards and Not Yet Adopted. In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework. These amendments modify the disclosure requirements for defined benefit plans. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. The Company is currently evaluating the impact of adoption and will consult with accounting experts as needed to assist with the implementation of this standard. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company currently has $3.5 million in operating lease commitments and does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

In accordance with the SAB 118 guidance, some of the income tax effects recorded by the Company in 2017 are provisional, including the one-time transition tax and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the global intangible low-taxed income (GILTI) provisions of the Tax Act and their impact, if any, on our consolidated financial statements. The accounting for these income tax effects may be adjusted during 2018 as a result of our continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of September 30, 2018, the Company had not finalized its accounting and was still in the measurement period.

In March 2017, the FASB issued ASU 2017-17, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. In the first quarter of 2018 the Company adopted this guidance. It had no significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. In the first quarter of 2018 the Company adopted this guidance prospectively. It had no significant impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group. Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this guidance. As a result, a cumulative-effect adjustment of approximately $0.4 million has been recorded to retained earnings on January 1, 2018, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2017.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). In the first quarter of 2018, we adopted this guidance using a modified retrospective method. It had no significant impact on the consolidated financial statements. Regarding the contract acquisition cost component of the guidance, the Company’s analysis supports use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company does not expect any material changes to the timing of when it recognizes expenses related to contract acquisition costs.

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

A portion of our revenue under RFID solutions is generated by new or existing software and hardware maintenance arrangements. Under these arrangements, customers pay in advance for the maintenance of the hardware or the software. As of September 30, 2018, the Company had contracts with unsatisfied performance obligations extending throughout 2020. Most of our contracts are for one year and renew on March 1st of every year. The Company recognizes as revenue the amount billed over the length of the arrangement. The unrecognized portion of the amount billed is accounted for as deferred revenue. At September 30, 2018 and December 31, 2017, these amounts were $0.2 million and $0.1 million, respectively. For the three months ended on each of September 30, 2018 and 2017, we recognized $0.2 million and $0.1 million, respectively, of revenue for software and hardware maintenance contracts. In the first nine months of 2018 and 2017, we recognized $0.5 million and $0.4 million, respectively of revenue for software and hardware maintenance contracts.

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

Note 3. Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings (in thousands):

	September 30, 2018	December 31, 2017
United States (including Mexico)	$7,769	$4,936
France	4,305	6,611
Macau S.A.R., China	3,549	2,517
Total	$15,623	$14,064

Note 4. Accounts Receivable

At September 30, 2018, and December 31, 2017, no casino customer accounted for 10% or more of our accounts receivable balance.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$10,495	$11,637
Work in progress	2,099	2,432
Finished goods	4,037	3,502
Total inventories	$16,631	$17,571

We classified a portion of our inventories as non-current because we do not expect this portion to be used within one year. The classification of our inventories on our unaudited condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2018	December 31, 2017
Current	$14,805	$15,118
Non-current	1,826	2,453
Total inventories	$16,631	$17,571

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$669	$669
Buildings and improvements	11,312	11,196
Equipment and furniture	40,943	40,714
Vehicles	382	408
Construction in progress	501	529
	53,807	53,516
Less accumulated depreciation	(31,057)	(28,583)
Property and equipment, net	$22,750	$24,933

Depreciation expense for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.2 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $3.4 million and $3.1 million, respectively.

Note 7. Goodwill and Intangible Assets

We had goodwill of $10.3 million as of both September 30, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(791)	$920	$1,711	$(700)	$1,011	10-15
Customer list	1,101	(532)	569	897	(353)	544	10-15
Patents	542	(539)	3	542	(534)	8	13-14
Other intangible assets	472	(379)	93	472	(359)	113	3-10
Total intangible assets	$3,826	$(2,241)	$1,585	$3,622	$(1,946)	$1,676

Amortization expense for intangible assets for the three months ended September 30, 2018 and 2017 was $62,000 and $57,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2018 and 2017 was $186,000 and $185,000, respectively. The increase in the gross carrying value of the customer list is a result of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1 for more details.

Note 8. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan will mature on June 26, 2022, and the revolving loan will mature on June 26, 2020. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and a leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of September 30, 2018.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR, which was 2.2% at September 30, 2018, plus 2.25%. The term loan has a straight-line seven-year amortization schedule.

In June 2018, we made a $2.0 million early principal repayment against the outstanding term loan and in October 2018, we paid the remaining outstanding balance of the term loan.

At September 30, 2018, estimated repayment obligations for the principal balance of long-term debt were as follows (in thousands):

Years Ending December 31,	Outstanding Debt
2018 (3 months)	$375
2019	1,543
2020	1,611
2021	222
$3,751

Note 9. Stock Appreciation Rights Liability

At September 30, 2018 and at December 31, 2017, the stock appreciation rights liability was $0.7 million and $1.2 million, respectively. The $0.5 million decrease is due to the period change in the fair value of the outstanding rights of $0.4 million and the payment of $0.2 million of stock appreciation rights, offset by $0.1 million for additional stock appreciation rights granted in 2018.

Note 10. Commitments and Contingencies

On January 26, 2018, the Company entered into global strategic agreements for development, licensing, and revenue sharing with both BrainChip Holdings Limited (ASX: BRN), a leading developer of software and hardware accelerated solutions for advanced artificial intelligence and machine learning applications, and Xuvi, LLC, a developer of an immersive data analytics and automation platform. The companies plan to jointly develop products for worldwide deployment in casino currency security, table game operations, and player behavior applications. In August 2018, additional agreements were signed with Xuvi, LLC to further develop the products. The terms of all agreements signed in 2018 require payments to BrainChip Holdings Limited and Xuvi, LLC of approximately $0.6 million and $1.5 million, respectively, and are contingent upon completion of project phases. GPI paid an aggregate $1.6 million during the nine months ended September 30, 2018.

Operating Lease Commitments

The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire on various dates through 2023.

At September 30, 2018, minimum lease payment obligations were as follows (in thousands):

Minimum
Lease
Years Ending December 31,	Payments
2018 (3 months)	$300
2019	1,023
2020	668
2021	630
2022	561
Thereafter	340
Total	$3,522

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

The following tables present our revenue by geographic area (dollars in thousands):

	Three Months Ended
	September 30,
	2018		2017
Revenues
The Americas	$14,798	64.6%	$12,511	50.8%
Asia-Pacific	7,343	32.1%	11,564	46.9%
Europe and Africa	746	3.3%	560	2.3%
Total	$22,887	100.0%	$24,635	100.0%

	Nine Months Ended
	September 30,
	2018		2017
Revenues
The Americas	$45,605	68.9%	$40,332	67.4%
Asia-Pacific	18,164	27.4%	17,773	29.7%
Europe and Africa	2,479	3.7%	1,717	2.9%
Total	$66,248	100.0%	$59,822	100.0%

The following tables present our revenue by product line (dollars in thousands):

	Three Months Ended
	September 30,
	2018		2017
Casino currency without RFID	$5,212	22.8%	$3,552	14.4%
Casino currency with RFID	4,913	21.5%	9,525	38.7%
Total casino currency	10,125	44.3%	13,077	53.1%

Playing cards	6,138	26.8%	5,923	24.0%
Table accessories and other products	1,823	8.0%	1,549	6.3%
Table layouts	1,417	6.2%	1,404	5.7%
Gaming furniture	942	4.1%	1,000	4.1%
RFID solutions	766	3.3%	185	0.7%
Dice	753	3.3%	653	2.7%
Shipping	923	4.0%	844	3.4%
Total	$22,887	100.0%	$24,635	100.0%

	Nine Months Ended
	September 30,
	2018		2017
Casino currency without RFID	$14,730	22.2%	$10,944	18.3%
Casino currency with RFID	14,231	21.5%	13,489	22.5%
Total casino currency	28,961	43.7%	24,433	40.8%

Playing cards	17,978	27.2%	18,439	30.8%
Table accessories and other products	5,433	8.2%	5,033	8.4%
Table layouts	4,389	6.6%	3,951	6.6%
Gaming furniture	2,811	4.2%	2,541	4.2%
Dice	2,193	3.3%	2,077	3.5%
RFID solutions	1,727	2.6%	874	1.6%
Shipping	2,756	4.2%	2,474	4.1%
Total	$66,248	100.0%	$59,822	100.0%

For the nine months ended September 30, 2018 and 2017, no customer accounted for 10% or more of revenue.

The following table presents our property and equipment by geographic area (in thousands):

Property and equipment, net:	September 30, 2018	December 31, 2017
United States	$12,835	$13,708
Mexico	5,628	6,851
France	3,864	3,936
Macau S.A.R., China	423	438
Total	$22,750	$24,933

The following table presents our intangible assets by geographic area (in thousands):

Intangible assets, net:	September 30, 2018	December 31, 2017
United States	$1,466	$1,634
Asia	119	42
Total	$1,585	$1,676

Note 12. Earnings Per Share

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average number of common shares outstanding - basic	7,960	7,932	7,947	7,930
Potential dilution from equity grants	68	134	78	131
Weighted-average number of common shares outstanding - diluted	8,028	8,066	8,025	8,061

At September 30, 2018, we had certain outstanding stock options to purchase common stock which had exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Outstanding anti-dilutive options	87	16	68	11

Note 13. Income Taxes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 34% to 21%. The effective date of the tax rate change was January 1, 2018. As a result, we adjusted our annual effective tax rate for the three and nine months ended September 30, 2018, and adjusted our U.S. net deferred tax asset balance at the lower rates. In the first nine months of 2018, the Company did not record an expense or benefit related to the Tax Act.

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

In 2015, the FTA started an examination of GPI SAS for tax years 2013 and 2012 that is on-going. In the first quarter of 2018, in connection with the FTA’s examination of GPI SAS for tax years 2013 and 2012, GPI paid 1.4 million euros to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement, nor the end of the examination and we are actively disputing the findings of the FTA.

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017 of a federal income tax examination by the IRS for the 2015 tax year. The examination is completed and as a result, we paid $0.1 million of additional tax liability in September 2018.

As of September 30, 2018, there was no change to the $0.3 million unrecognized tax benefits reported at December 31, 2017.

Note 14. Subsequent Event

On August 1, 2018, the Company announced that Alain Thieffry would act as the Company’s Chief Executive Officer, President, Secretary, and Treasurer beginning September 21, 2018 until a successor is appointed, in addition to serving as Chief Financial Officer and Chairman of the Board.

On November 7, 2018, the Board of Directors approved monthly compensation of $15,000 payable to Mr. Thieffry for his services as Chief Executive Officer, President, Secretary, and Treasurer beginning October 1, 2018.

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

Our backlog, which reflects signed orders scheduled to be delivered over the following twelve months, was as follows at September 30, 2018 and 2017 (in millions):

	GPI USA	GPI Asia	GPI SAS	Total
September 30, 2018	$11.5 million	$8.1 million	$0.4 million	$20.0 million
September 30, 2017	$11.0 million	$10.8 million	$0.4 million	$22.2 million

Outlook

Our backlog of signed orders through September 30, 2019 was $20.0 million. The decrease in backlog is primarily due to the timing of receiving confirmed orders in Asia. We anticipate winning additional business, particularly in the Asia market due to the number of planned casino openings and expansions in the region. However, there is always uncertainty surrounding the timing of casino openings and the number of tables to be allotted to each new casino, which will impact both the amount of revenue we recognize and the timing of revenue recognition.

As previously disclosed, we entered into global licensing and development agreements with BrainChip Holdings Limited and Xuvi, LLC to jointly develop products to provide a table management solution that would combine visioning technology and immersive data analytics with our RFID technology to better secure table currency, increase fraud protection, improve table productivity, and provide data for player behavior applications. Due to very positive customer response, we committed an additional $0.8 million in the second half of 2018 to develop product enhancements and speed up product development.

Performance at our Blue Springs, Missouri facility continues to lag with lower revenue and higher fixed costs reducing margins and profitability. We continue to work to remedy the issues at the facility. However, it will be several quarters before we return to acceptable levels of performance and profitability.

Financial and Operational Highlights

For the third quarter of 2018, our revenues were $22.9 million, a decrease of $1.7 million, or 7.1%, compared to revenues of $24.6 million for the same period of 2017. The decrease in revenues was primarily attributable to decreases in casino currency sales and gaming furniture sales partially offset by increases in all other product lines. For the third quarter of 2018, our net income was $1.5 million, a decrease of $0.7 million, or 33.5%, compared to net income of $2.2 million for the same period in 2017. The decrease in our net income was primarily due to a decrease in sales and an increase in research and development expenses, offset by a reduction in the write-down of $0.5 million on slow-moving inventory items.

For the first nine months of 2018, our revenues were $66.2 million, an increase of $6.4 million, or 10.7%, compared to revenues of $59.8 million for the same period of 2017. The increase in revenues was primarily attributable to an increase in sales of most product lines, especially casino currency, partially offset by a decrease in playing card sales. For the first nine months of 2018, our net income was $4.0 million, an increase of $0.8 million, or 24.6%, compared to net income of $3.2 million for the same period of 2017. The increase in our net income was primarily due to the increase in sales, offset partially by an increase in research and development expenses.

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

RESULTS OF OPERATIONS

The following tables summarize selected items from our unaudited condensed consolidated income statements (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Revenues	$22,887	100.0%	$24,635	100.0%	$(1,748)	(7.1)%
Cost of revenues	15,696	68.6%	17,455	70.9%	(1,759)	(10.1)%
Gross profit	7,191	31.4%	7,180	29.1%	11	.2%
Selling, administrative, and research and development	5,052	22.1%	4,127	16.8%	925	22.4%
Operating income	2,139	9.3%	3,053	12.3%	(914)	(29.9)%
Other (expense) income, net	(114)	(0.5)%	32	0.1%	(146)	(456.3)%
Income before income taxes	2,025	8.8%	3,085	12.4%	(1,060)	(34.4)%
Income tax expense	559	2.4%	880	3.6%	(321)	(36.5)%
Net income	$1,466	6.4%	$2,205	8.8%	$(739)	(33.5)%

	Nine Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Revenues	$66,248	100.0%	$59,822	100.0%	$6,426	10.7%
Cost of revenues	45,786	69.1%	42,964	71.8%	2,822	6.6%
Gross profit	20,462	30.9%	16,858	28.2%	3,604	21.4%
Selling, administrative, and research and development	14,908	22.5%	12,269	20.5%	2,639	21.5%
Operating income	5,554	8.4%	4,589	7.7%	965	21.0%
Other expense, net	(276)	(0.4)%	(51)	(0.1)%	(225)	441.2%
Income before income taxes	5,278	8.0%	4,538	7.6%	740	16.3%
Income tax expense	1,305	2.0%	1,350	2.3%	(45)	(3.3)%
Net income	$3,973	6.0%	$3,188	5.3%	$785	24.6%

The following tables present certain data by geographic area (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Revenues
The Americas	$14,798	64.6%	$12,511	50.8%	$2,287	18.3%
Asia-Pacific	7,343	32.1%	11,564	46.9%	(4,221)	(36.5)%
Europe and Africa	746	3.3%	560	2.3%	186	33.2%
Total	$22,887	100.0%	$24,635	100.0%	$(1,748)	(7.1)%

	Nine Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Revenues
The Americas	$45,605	68.9%	$40,332	67.4%	$5,273	13.1%
Asia-Pacific	18,164	27.4%	17,773	29.7%	391	2.2%
Europe and Africa	2,479	3.7%	1,717	2.9%	762	44.4%
Total	$66,248	100.0%	$59,822	100.0%	$6,426	10.7%

The following tables present our revenues by product line (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Casino currency without RFID	$5,212	22.8%	$3,552	14.4%	$1,660	46.7%
Casino currency with RFID	4,913	21.5%	9,525	38.7%	(4,612)	(48.4)%
Total casino currency	10,125	44.3%	13,077	53.1%	(2,952)	(22.6)%

Playing cards	6,138	26.8%	5,923	24.0%	215	3.6%
Table accessories and other products	1,823	8.0%	1,549	6.3%	274	17.7%
Table layouts	1,417	6.2%	1,404	5.7%	13	.9%
Gaming furniture	942	4.1%	1,000	4.1%	(58)	(5.8)%
RFID solutions	766	3.3%	185	0.7%	581	314.1%
Dice	753	3.3%	653	2.7%	100	15.3%
Shipping	923	4.0%	844	3.4%	79	9.4%
Total	$22,887	100.0%	$24,635	100.0%	$(1,748)	(7.1)%

	Nine Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Casino currency without RFID	$14,730	22.2%	$10,944	18.3%	$3,786	34.6%
Casino currency with RFID	14,231	21.5%	13,489	22.5%	742	5.5%
Total casino currency	28,961	43.7%	24,433	40.8%	4,528	18.5%

Playing cards	17,978	27.2%	18,439	30.8%	(461)	(2.5)%
Table accessories and other products	5,433	8.2%	5,033	8.4%	400	7.9%
Table layouts	4,389	6.6%	3,951	6.6%	438	11.1%
Gaming furniture	2,811	4.2%	2,541	4.2%	270	10.6%
Dice	2,193	3.3%	2,077	3.5%	116	5.6%
RFID solutions	1,727	2.6%	874	1.6%	853	97.6%
Shipping	2,756	4.2%	2,474	4.1%	282	11.4%
Total	$66,248	100.0%	$59,822	100.0%	$6,426	10.7%

Comparison of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues. For the three months ended September 30, 2018, our revenues were $22.9 million, a decrease of $1.7 million, or 7.1%, compared to revenues of $24.6 million for the same period of 2017. The decrease in revenues was primarily attributable to decreases in casino currency sales and gaming furniture sales partially offset by increases in all other product lines.

For the nine months ended September 30, 2018, our revenues were $66.2 million, an increase of $6.4 million, or 10.7%, compared to revenues of $59.8 million for the same period of 2017. The increase in revenues was primarily attributable to an increase in sales of most product lines, especially casino currency, partially offset by a decrease in playing card sales.

Cost of Revenues. For the three months ended September 30, 2018, cost of revenues was $15.7 million, a decrease of $1.8 million, or 10.1%, compared to cost of revenues of $17.5 million for the same period in 2017. As a percentage of revenues, our cost of revenues decreased to 68.6% in 2018 compared to 70.9% in 2017.

For the nine months ended September 30, 2018, cost of revenues was $45.8 million, an increase of $2.8 million, or 6.6%, compared to cost of revenues of $43.0 million for the same period in 2017. As a percentage of revenues, our cost of revenues decreased to 69.1% in 2018 compared to 71.8% in 2017.

The decrease in cost of revenues as a percentage of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the three months ended September 30, 2018 and 2017, gross profit was $7.2 million. As a percentage of revenues, our gross profit increased to 31.4% from 29.1%. The gross profit was primarily impacted by an increase in RFID solutions sales and a reduction in the write-down of $0.5 million on slow-moving inventory items, offset by a decrease in currency sales.

For the nine months ended September 30, 2018, gross profit was $20.5 million, an increase of $3.6 million, or 21.4%, compared to gross profit of $16.9 million for the same period in 2017. As a percentage of revenues, our gross profit increased to 30.9% from 28.2%. The increase in gross profit was mainly due to an increase in sales in all product lines except playing cards, offset by a reduction in margin in the playing cards product line.

Selling, Administrative, and Research and Development Expenses. The following table presents the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Marketing and sales	$1,739	7.6%	$1,612	6.5%	$127	7.9%
General and administrative	2,316	10.1%	2,155	8.7%	161	7.5%
Research and development	997	4.4%	360	1.5%	637	176.9%
Total selling, administrative, and research and development	$5,052	22.1%	$4,127	16.7%	$925	22.4%

For the three months ended September 30, 2018, selling, administrative, and research and development expenses were $5.1 million, an increase of $0.9 million, or 22.4%, compared to selling, administrative, and research and development expenses of $4.1 million during the same period in 2017.

Marketing and sales expenses increased by $0.1 million, or 7.9%, during the third quarter of 2018 compared to the same period in 2017, primarily related to an increase in number of employees and compensation-related expenses.

General and administrative expenses increased by $0.2 million, or 7.5%, during the third quarter of 2018, compared to the same period in 2017. This is mainly due to increases of $0.2 million in bad debt accrual expenses and $0.1 million in stock compensation-related expenses, partially offset by a $0.1 million decrease in depreciation.

Research and development expenses for the three months ended September 30, 2018 increased by $0.6 million, or 176.9% compared to the same period in 2017. The increase is mainly due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements described at “Outlook” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Marketing and sales	$5,367	8.1%	$4,814	8.0%	$553	11.5%
General and administrative	6,501	9.8%	6,437	10.8%	64	1.0%
Research and development	3,040	4.6%	1,018	1.7%	2,022	198.6%
Total selling, administrative, and research and development	$14,908	22.5%	$12,269	20.5%	$2,639	21.5%

For the nine months ended September 30, 2018, selling, administrative, and research and development expenses were $14.9 million, an increase of $2.6 million, or 21.5% compared to selling, administrative, and research and development expenses of $12.3 million during the same period in 2017.

Marketing and sales expenses increased by $0.6 million, or 11.5%, during the first nine months of 2018 compared to the same period in 2017, primarily due to an increase in number of employees and compensation-related expenses.

General and administrative expenses remained relatively unchanged during the first nine months of 2018 compared to the same period in 2017. However, a $0.4 million decrease in stock compensation related expenses and a $0.1 million decrease in travel expenses was partially offset by increases of $0.2 million in compensation-related expenses for the increased number of employees, $0.2 million in bad debt accrual expenses and $0.2 million in gaming license expenses.

Research and development expenses increased $2.0 million, or 198.6%, during the first nine months of 2018 compared to the same period in 2017. The increase is mainly due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements described at “Outlook” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Other Income (Expense), net. The following tables present other income (expense) net, (dollars in thousands) and as a percentage of revenues:

	Three Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Interest income	$29	0.1%	$-	0.0%	$29	0.0%
Interest expense	(43)	(0.2)%	(64)	(0.3)%	21	(32.8)%
Gain (Loss) on foreign currency transactions	(85)	(0.4)%	129	0.5%	(214)	(165.9)%
Other expense, net	(15)	(0.1)%	(33)	(0.1)%	18	(54.5)%
Total other (expense) income, net	$(114)	(0.5)%	$32	0.1%	$(146)	(456.3%

	Nine Months Ended
	September 30,				Period-to-Period
	2018		2017		Change
Interest income	$50	0.1%	$1	0.0%	$49	4900.0%
Interest expense	(168)	(0.3)%	(186)	(0.3)%	18	(9.7)%
(Loss) Gain on foreign currency transactions	(184)	(0.3)%	152	0.3%	(336)	(221.1)%
Other income (expense), net	26	0.0%	(18)	0.0%	44	(244.4)%
Total other (expense) income, net	$(276)	(0.4)%	$(51)	(0.1)%	$(225)	441.2%

GPI SAS uses the euro as its functional currency. At September 30, 2018 and December 31, 2017, the U.S. dollar to euro exchange rates were $1.16 and $1.20, respectively, which represents a 3.1% stronger dollar compared to the euro. The average exchange rates for the nine months ended September 30, 2018 and 2017 was $1.19 and $1.11, respectively, which represents a 7.3% weaker dollar compared to the euro.

GPI Mexicana uses the U.S. dollar as its functional currency. At September 30, 2018 and December 31, 2017, the Mexican peso to U.S. dollar exchange rates were 18.74 pesos and 19.69 pesos, respectively, which represents a 4.8% weaker dollar compared to the Mexican peso. The average exchange rates for the nine months ended September 30, 2018 and 2017 was 19.04 pesos and 18.90 pesos, respectively, which represents a 0.7% stronger dollar compared to the Mexican peso.

GPI Asia uses the U.S. dollar as its functional currency. At September 30, 2018 and December 31, 2017, the Macau pataca to U.S. dollar exchange rates were 8.06 patacas and 8.05 patacas, respectively, which represents a 0.1% stronger dollar compared to the Macau pataca. The average exchange rates for the nine months ended September 30, 2018 and 2017 was 8.08 patacas and 8.17 patacas, respectively, which represents a 1.1% weaker dollar compared to the Macau pataca.

Income Taxes. The Tax Act reduces the U.S. statutory federal corporate tax rate from 34% to 21%. The effective date of the tax rate change was January 1, 2018. As a result, we adjusted our annual effective tax rate for the three and six months ended September 30, 2018, and our U.S. net deferred tax asset balance at the lower rates. This had a favorable impact on both the three and nine months effective income tax rates.

Our effective income tax rate for the three months ended September 30, 2018 and 2017 was 27.6% and 28.5%, respectively. Our effective tax rate for the three months ended September 30, 2018 was unfavorably affected by our Subpart F income adjustment, partially offset by the foreign rate differential on the income from our Macau S.A.R. subsidiary, GPI Asia, and the benefit from research tax credits from GPI USA and our French subsidiary, GPI SAS. Our effective tax rate for the three months ended September 30, 2017 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from research and low wage tax credits from GPI SAS, partially offset by our Subpart F income adjustment and non-statutory stock options that expired during 2017.

Our effective income tax rate for the nine months ended September 30, 2018 and 2017 was 24.7% and 29.8%, respectively. Our effective tax rate for the nine months ended September 30, 2018 was unfavorably affected by our Subpart F income adjustment and tax liability from the IRS audit of the 2015 tax year, partially offset by the foreign rate differential on income from GPI Asia, and the benefit from research tax credits from GPI USA and GPI SAS. Our effective tax rate for the nine months ended September 30, 2017 was favorably affected by the foreign rate differential on income from GPI Asia, and the benefit from a research and low wage tax credits from GPI SAS, partially offset by our Subpart F income adjustment and non-statutory stock options that expired during 2017.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2017, we reported unrecognized tax benefits related to the FTA’s on-going examination of GPI SAS for tax years 2013 and 2012. In the first quarter of 2018, in connection with this examination, GPI paid 1.4 million euros to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next twelve months. This change may be the result of settlement of the ongoing audit or competent authority proceedings.

In addition to the on-going FTA examination of GPI SAS for tax years 2013 and 2012, the Company received notification in August 2017, of a federal income tax examination by the IRS for the 2015 tax year. The examination was completed in the third quarter of 2018 and as a result we paid an audit adjustment of $0.1 million.

As of September 30, 2018, there was no change to the unrecognized tax benefits reported at December 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn any funds under the revolving loan. In June 2018, we made a $2.0 million early principal repayment against the outstanding term loan and in October 2018, we paid the remaining outstanding balance of the term loan. Additional information can be found at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. This description of the material terms and conditions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of the Credit Agreement, the Pledge and Security Agreement and Irrevocable Proxy, and the Guaranty, which were filed as Exhibits 10.1, 10.2 and 10.3 to the Form 8-K filed with the SEC on July 2, 2015.

Other potential sources of capital include, but are not limited to, additional bank credit facilities and the sale of stock. We believe that we have the resources to satisfy our operating needs for working capital, capital expenditures, purchases of common stock under our stock repurchase program, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At September 30, 2018, we had $15.6 million in cash and cash equivalents. Of this amount, $7.8 million was held by GPI USA, $4.3 million was held by GPI SAS and $3.5 million was held by GPI Asia. As a consequence of the Tax Act, we would not be subject to further taxation if we were to repatriate those amounts held outside of the United States, except for potential minimal withholding taxes.

Working Capital. The following table summarizes our cash and cash equivalents, and working capital (dollars in thousands), and our current ratio:

	September 30,	December 31,	Period-to-Period
	2018	2017	Change
Cash and cash equivalents	$15,623	$14,064	$1,559	11.1%
Working capital	$26,134	$24,087	$2,047	8.5%
Current ratio	2.7	2.4

Cash Flows. The following table summarizes our cash flows (dollars in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2018	2017	Change

Operating activities	$5,600	$5,782	$(182)	(3.1)%
Investing activities	(970)	(3,693)	2,723	(73.7)%
Financing activities	(2,881)	(975)	(1,906)	195.5%
Effect of exchange rates	(190)	467	(657)	(140.7)%
Net change	$1,559	$1,581	$(22)	(1.4)%

The increase in cash flows provided by operating activities was primarily caused by an increase in net income of $0.8 million, a positive impact in the change of assets of $0.4 million and an increase in non-cash items of $0.1 million, partially offset by a negative impact in the change of liabilities of $0.9 million and a decrease in the effect of foreign exchange of $0.7 million.

The decrease in cash flows used in investing activities was primarily due to decreases in capital expenditures and purchase of equity method investments and an increase in insurance proceeds related to damaged property and equipment.

The increase in cash flows used in financing activities was primarily due to a $2.0 million early principal payment on our term loan.

Capital Expenditures. In the first nine months of 2018 we purchased $1.3 million of property, plant and equipment. We currently intend to purchase up to $1.0 million in property and equipment during the remainder of 2018.

Cash Dividend. Our Board of Directors has no current plans to pay a regular dividend on our common stock, but may evaluate the merit of paying a special dividend from time to time.

Backlog. At September 30, 2018, our backlog of signed orders for the following twelve months was $20.0 million, consisting of $11.5 million for GPI USA, $8.1 million for GPI ASIA, and $0.4 million for GPI SAS. At September 30, 2017, our backlog of signed orders for the following twelve months was $22.2 million, consisting of $11.0 million for GPI USA, $10.8 million for GPI ASIA, and $0.4 million for GPI SAS.

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

On January 26, 2018, we entered into global licensing and development agreements with BrainChip Holdings Ltd. and Xuvi, LLC and on August 2018, we entered into commercialization and development agreements with Xuvi, LLC, which are described under “Outlook” in Part I, Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, whom is also our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than this change, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2018, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Not applicable.

(b)       Not applicable.

(c)       As previously disclosed in a Form 8-K filed with the SEC on March 28, 2018, the Company adopted a stock repurchase plan to repurchase up to 100,000 shares of its common stock as part of the formal stock repurchase program adopted in November 2011. No common shares were repurchased by the Company in the third quarter of 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)       Not applicable.

(b)       Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Registrant’s Form 8-K filed with the SEC on December 28, 2007)

4.1	Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K filed with the SEC on May 15, 2007)

10.1	Consulting Agreement between the Company and Mr. Gronau dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2018)

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: November 09, 2018	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairperson of the Board

