Form 10-K
period 2018-12-31
Gaming Partners International CORP
filed 2019-03-26
CIK 918580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the most recently completed second fiscal quarter) based on the closing price as reported on the NASDAQ Global Market of $8.56 per share: $33,266,702.

As of March 14, 2019, there were 8,091,694 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference:

None

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

We are one of the gaming industry’s leading manufacturers and suppliers of casino table game equipment. We custom manufacture and supply casino currency, with multiple security and design options, playing cards, table layouts, gaming furniture, table accessories, dice, and roulette wheels. We also provide multiple radio frequency identification (RFID) technologies including low- and high-frequency RFID casino currency, RFID solutions for casino currency (consisting of low- and high-frequency RFID casino currency readers, antennas, casino currency authentication software, casino currency inventory software applications, and software maintenance services). Our products and services are used with casino table games such as blackjack, poker, baccarat, craps, and roulette. Our products fall into two categories – non-consumable and consumable. Non-consumable products consist of casino currencies, gaming furniture, and RFID solutions. These products typically have a useful life of several years or longer. Sales of non-consumables are typically driven by casino openings, expansions, and re-brandings, as well as replacement in the normal course of business. Consumable products consist of playing cards, table layouts, dice, and table accessories. These products each have a useful life that ranges from several hours for playing cards and dice to several months for layouts. Casinos tend to buy these products annually, if not more frequently.

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

Merger Agreement

On November 27, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Angel Holdings Godo Kaisha, a company organized under the laws of Japan (“Angel”), and AGL Nevada Corporation, a Nevada corporation and wholly-owned subsidiary of Angel (“Merger Sub”), pursuant to which Angel will acquire the Company in exchange for cash. The Merger Agreement was unanimously adopted by the Special Transaction Committee of independent directors of the Board of Directors of the Company as well as the full Board.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), the separate existence of Merger Sub will cease, and the Company will continue as the surviving corporation, which will be a wholly owned subsidiary of Angel. The surviving corporation shall succeed to and assume all of the rights and obligations of Merger Sub and the Company. At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any further action on the part of Angel, Merger Sub, the Company or the holders of any capital stock or other securities of the Company: (i) any shares owned immediately prior to the Effective Time by the Company (or held in the Company’s treasury), Angel or Merger Sub or any of their respective direct or indirect wholly owned subsidiaries (the “Excluded Shares”) shall be cancelled and retired and shall cease to exist; (ii) except for Excluded Shares, each share of our common stock outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $13.75 in cash (the “Merger Consideration”); and (iii) each share of common stock of Merger Sub, $0.01 par value per share, outstanding immediately prior to the Effective Time shall be converted into one share of common stock of the surviving corporation.

Each of Angel, Merger Sub and the Company has made customary representations and warranties and agreed to customary covenants in the Merger Agreement. The Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) receipt by Angel of certain specified gaming licenses, (iii) if required, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iv) the absence of any law, order or injunction prohibiting the Merger. Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (A) subject to certain exceptions and generally subject to certain materiality qualifiers, the accuracy of the representations and warranties of the other party and (B) performance in all material respects by the other party of its obligations under the Merger Agreement.

On March 12, 2019, our stockholders approved the Merger Agreement. The parties currently anticipate that the Merger Agreement will be consummated by December 1, 2019.

Product Segment

We operate in one operating segment – casino table game products. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Geographic and Product Line Information, for information concerning our product lines.

Products

The following table describes our products by product line and sales (dollars in thousands) for the years ended December 31:

	2018		2017		Year-to-Year Change

Casino currency without RFID	$20,867	24.1%	$14,754	18.3%	$6,113	41.4%
Casino currency with RFID	17,520	20.1%	18,041	22.4%	(521)	(2.9)%
Total casino currency	38,387	44.2%	32,795	40.7%	5,592	17.1%

Playing cards	23,466	27.0%	24,864	30.8%	(1,398)	(5.6)%
Table accessories and other products	6,996	8.0%	6,802	8.4%	194	2.9%
Table layouts	5,753	6.6%	5,315	6.6%	438	8.2%
Gaming furniture	3,404	3.9%	3,255	4.0%	149	4.6%
Dice	2,999	3.4%	2,791	3.5%	208	7.5%
RFID solutions	2,521	2.9%	1,623	2.0%	898	55.3%
Shipping	3,483	4.0%	3,157	4.0%	326	10.3%
Total	$87,009	100.0%	$80,602	100.0%	$6,407	7.9%

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

American-style Casino Currency. American-style casino currency, commonly known as chips, is used worldwide. There are currently four main manufacturing technologies used to produce this type of currency: injection molding, thermo-compression molding, laser cut-thermo-compression, and sublimation. We produce casino currency using all four of these methods. We sell American-style casino currency under the Paulson®, Bud Jones®, Blue Chip® (BC®), Dolphin® and Bourgogne et Grasset® (BG®) brand names.

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

Backlog

At December 31, 2018, our backlog of signed orders to be delivered during 2019 was $32.9 million, consisting of $17.5 million for GPI Asia, $15.1 million for GPI USA, and $0.3 million for GPI SAS. At December 31, 2017, our backlog of signed orders to be delivered in 2018 was $21.0 million, consisting of $3.8 million for GPI Asia, $16.6 million for GPI USA, and $0.6 million for GPI SAS.

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

Playing Cards. Major competitors in playing cards are The United States Playing Card Company based in the United States, and Angel Playing Cards Co., Ltd, an affiliate of Angel based in Japan. Competitive advantages are card characteristics such as finish, weight of paper, and snap memory, as well as manufacturing capacity, multiple brands, jurisdictional licensing, security, quality control, delivery reliability and value.

Table Layouts. Primary competitors in table layouts are Midwest Game Supply Co., and Rye Park Gaming LLC, both based in the United States, TCS/John Huxley based in the United Kingdom, and Matsui Gaming Machine Co., Ltd., and Colorway, based in Asia. In addition, there are numerous small, regional competitors. Competitive advantages are variety of layout materials offered, fabric quality and durability, quick delivery, printing processes, and value.

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

Research and Development

We continually invest in developing or acquiring new or improved products. We release new updates to our Chip Inventory System (CIS), we develop new security features for our casino currency products and develop new manufacturing processes to improve the quality of our products. In 2018, we entered into global strategic agreements for development and licensing with both BrainChip Holdings Limited (ASX: BRN), a leading developer of software and hardware accelerated solutions for advanced artificial intelligence and machine learning applications, and Xuvi, LLC, a developer of an immersive data analytics and automation platform. For information regarding the amounts spent during 2018 and 2017 on research and development activities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

At December 31, 2018, we employed 719 full-time employees, consisting of 344 employees in Mexico, 236 in the United States, 110 in France, and 29 in Macau S.A.R. None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Dependence on One or a Few Major Customers

At December 31, 2018 and 2017, no casino customer accounted for 10% or more of our accounts receivable balance.

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

Pursuing or implementing acquisitions and mergers could have a material adverse effect on our business, financial condition, and results of operations, including:

•	significant expenses related to due diligence efforts in connection with potential acquisitions and mergers, and diversion of management’s attention away from our existing business;

•	the issuance of potentially dilutive equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities, or an increase in amortization expenses; and

•	the failure to successfully consummate an acquisition or merger on favorable terms or at all. When the Merger Agreement with Angel was announced on November 27, 2018, our stock price increased significantly.

Any acquisition we consummate may fail to produce the revenues, earnings, or business synergies we anticipate for a variety of reasons, including:

•	the inability to integrate operations, financial reporting, internal controls, technologies, products, and personnel, including issues raised by national, geographic, and cultural differences;

•	potential impairments in acquired assets;

•	a less-than-successful entry into markets or acquisition of products or technologies in which we have limited or no prior experience;

•	expenses associated with any unknown or potential legal liabilities;

•	changes in or uncertainties of application of laws or regulations;

•	failures to identify or uncover material risks in due diligence;

•	management of worldwide operations; and

•	the inability to exploit acquired intellectual property or the development, sale, or lease of acquired products, or unanticipated increases in manufacturing expenses.

If the Merger contemplated by the Merger Agreement is not consummated, our business could suffer materially and our stock price could decline.

The consummation of the Merger is subject to a number of closing conditions, including the approval by our stockholders and certain regulatory approvals. If the Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	we have incurred and expect to continue to incur significant expenses related to the Merger even if the Merger is not consummated;

•	our prospective collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on its business or prospects.

•	some of our suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with us as a result of the Merger;

•	as a result of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities;

•	if the Merger is not consummated, the Company may be required, in certain circumstances set forth in the Merger Agreement, to pay a termination fee equal to $4 million or, in certain circumstances, up to $15 million;

•	our management team may be distracted from operations as a result of the Merger; and

•	if the Merger is terminated and our Board of Directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by Angel in the Merger.

The Company could be subject to litigation initiated in connection with the Merger, which could be time consuming and divert the resources and the attention of management.

•	The defense of any such lawsuits relating to the Merger Agreement and the proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect the Company's business results of operations and financial condition.

Our business operations are subject to other risks, including:

•	the loss of key employees, sales personnel, and technical staff or an inability to hire a sufficient number of such persons;

•	limited or unique suppliers for certain key raw materials for significant products;

•	possibility of failure of components purchased from suppliers;

•	the presence of lead in older versions of Paulson® brand casino chips, which could lead to unanticipated costs;

•	increased costs due to reliance on third-party suppliers and contract manufacturers or a disruption in our manufacturing processes;

•	increased costs due to compliance with the conflict mineral rules adopted under the Dodd-Frank Act, including costs related to determining the source of any of the relevant minerals and metals used in our products and any potential reputational harm if we are unable to sufficiently verify the origins for the minerals and metals;

•	adverse changes in the creditworthiness of parties with whom we have receivables;

•	casualty, theft, or loss of our casino currencies prior to delivery to casinos or the counterfeiting of our casino currencies;

•	security breaches and other disruptions could compromise our information technology systems and expose us to a liability, which could have a material adverse effect on our business, results of operations and our reputation;

•	the possibility of failure of our security systems, or a breakdown in casino procedures designed to prevent the manipulation of our products, to prevent fraud, both against us and our customers, or the experience of any technical difficulties which may cause the public and/or our customers to lose confidence in our products or operations and/or subject us to legal claims by our customers or to investigation by gaming authorities; and

•	any failures or difficulties in maintaining our computer information systems, including as a result of cyber-attacks, breaches of our computer systems, and other security vulnerabilities, could result in disruption of operations, loss of information, litigation, and unanticipated increases in costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Blue Springs, Missouri. We manufacture playing cards at a facility in Blue Springs, Missouri, which we own. This facility includes 65,000 square feet of manufacturing, office, and sales administration space. In addition, we store raw materials at a leased storage facility in Parkville, Missouri. The lease ends February 2020 and storage space may vary based on our needs, but it averages 25,000 square feet.

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

Facility Capacity. With a total of approximately 327,700 square feet of manufacturing, warehouse, and administrative facilities as of December 31, 2018, we believe that we have sufficient production capacity to meet anticipated demand for all of our products.

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

Holders

There were 70 holders of record of our common stock as of March 14, 2019.

Transfer Agent

Our stock transfer agent and registrar is Broadridge Corporate Issuer Solutions, P.O. Box 1342, Brentwood, NY 11717. Their telephone number is 1-877-830-4936.

Purchases of Equity Securities by the Issuer

The Company’s common stock repurchase program adopted on December 1, 2011, remains in effect. The following table shows as of December 31, 2018, the Company’s repurchases of common stock during the fourth quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximumn Number of Shares That May Yet Be Purchased Under The Plans Or Programs
Oct. 1-31, 2018	—		—	215,590
Nov. 1-30, 2018	400	$8.00	400	215,190
Dec. 1-31, 2018	—		—	215,190

See also Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Stockholders’ Equity.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2018, about our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	230,250	(1)	$8.35	211,250	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	230,250		$8.35	211,250

(1) Reflects outstanding stock options to purchase 230,250 shares of common stock granted under our 1994 Directors’ Stock Option Plan, as amended.

(2) These shares were available for future issuance under our 1994 Directors’ Stock Option Plan, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data for the years ended December 31, 2018, and 2017 have been derived from our audited consolidated financial statements included at Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Revenues	$87,009	$80,602	$82,139	$78,238	$60,972
Cost of revenues	59,974	57,924	56,803	51,403	42,657
Gross profit	27,035	22,678	25,336	26,835	18,315
Selling, administrative, and research and development	22,215	17,152	17,776	16,926	16,127
Operating income	4,820	5,526	7,560	9,909	2,188
Other expense, net	(215)	(85)	(34)	(173)	227
Income before income taxes	4,605	5,441	7,526	9,736	2,415
Income tax provision	888	1,815	2,343	2,805	(261)
Net income	$3,717	$3,626	$5,183	$6,931	$2,676

Earnings per share:
Basic	$0.47	$0.46	$0.65	$0.87	$0.34
Diluted	$0.46	$0.45	$0.64	$0.86	$0.33
Weighted-average shares of common stock outstanding:
Basic	7,970	7,930	7,929	7,926	7,916
Diluted	8,051	8,045	8,042	8,040	8,015

BALANCE SHEET DATA:
Cash and cash equivalents	$12,100	$14,064	$10,604	$17,788	$8,969
Marketable securities	-	-	-	3,503	3,597
Working capital	24,305	24,381	24,496	31,129	16,195
Property and equipment, net	22,547	24,933	24,310	14,102	15,087
Total assets	79,627	83,276	79,999	77,244	68,394
Current liabilities	14,805	16,215	14,596	15,201	19,794
Long-term debt	-	5,265	6,649	8,002	-
Total stockholders' equity (1)	63,790	61,316	57,533	53,788	48,265

(1)	Cash dividends of $970,000, $952,000 and $951,000 were paid in 2018, 2017 and 2016, respectively. No cash dividends were paid in 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition for the year ended December 31, 2018. When reviewing this material, you should refer to the additional detailed information in our consolidated financial statements and the accompanying notes at Item 8. Financial Statements and Supplementary Data. Except for historical information contained herein, statements in the following discussion may be forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results to differ significantly from those expressed. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A. Risk Factors.

For an overview of our business and information on our products, as well as other general information, see Item 1. “Business.”

Historically, we have experienced significant fluctuations in quarterly results primarily due to large, discrete currency orders as a result of casino openings, casino expansions, or large replacement orders.

Our backlog, which reflects signed orders to be delivered over the following twelve months, was as follows at December 31, 2018 and December 31, 2017:

	GPI Asia	GPI USA	GPI SAS	Total
December 31, 2018	$17.5 million	$15.1 million	$0.3 million	$32.9 million
December 31, 2017	$3.8 million	$16.6 million	$0.6 million	$21.0 million

Outlook

Although all requisite conditions to consummating the Merger are not in our direct control, we anticipate the Merger will be effectuated before December 1, 2019.

Due to scheduled casino openings in Asia, we have an exceptionally high backlog for 2019 as described in the table above. Orders are expected to ship throughout 2019. The inherent uncertainties associated with construction delays and regulatory decisions regarding table allotments will impact both the amount of revenue we recognize and the timing of revenue recognition.

As previously disclosed, we are developing a table management solution that would combine visioning technology and immersive data analytics with our RFID technology to better secure table currency, increase fraud protection, improve table productivity, and provide data for player behavior applications. We are currently testing this system in a casino and aim at commercializing it in the next year.

Performance at our Blue Springs, Missouri facility continues to lag with lower revenue and higher fixed costs reducing margins and profitability. We continue to work to remedy the issues at the facility. However, it will be several quarters before we return to acceptable levels of performance and profitability.

Financial and Operational Highlights

For the fourth quarter of 2018 and 2017, our revenues were $20.8 million. For the fourth quarter of 2018, our net loss was $0.3 million, a decrease of $0.7 million, or 158%, compared to net income of $0.4 million in the fourth quarter of 2017.

For the year ended December 31, 2018, our revenues were $87.0 million, an increase of $6.4 million, or 7.9%, compared to revenues of $80.6 million in 2017. Our net income for 2018 was $3.7 million, an increase of $0.1 million, or 2.5%, compared to net income of $3.6 million for 2017.

The following table details the exchange rates at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017	Year-to-Year Change
USD to Euro	1.14	1.20	4.5%
Peso to USD	19.66	19.69	(0.2)%
MOP to USD	8.07	8.05	0.2%

The following table details the average exchange rates for the years ended December 31:

	2018	2017	Year-to-Year Change
USD to Euro	1.18	1.13	(4.6)%
Peso to USD	19.24	18.92	1.7%
MOP to USD	8.07	8.13	(0.7)%

Results of Operations

The following table summarizes selected items from our consolidated statements of income (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2018		2017		Year-to-Year Change
Revenues	$87,009	100.0%	$80,602	100.0%	$6,407	7.9%
Cost of revenues	59,974	68.9%	57,924	71.9%	2,050	3.5%
Gross profit	27,035	31.1%	22,678	28.1%	4,357	19.2%
Selling, administrative, and research and development	22,215	25.5%	17,152	21.3%	5,063	29.5%
Operating income	4,820	5.5%	5,526	6.9%	(706)	(12.8)%
Other expense, net	(215)	(0.2)%	(85)	(0.1)%	(130)	152.9%
Income before income taxes	4,605	5.3%	5,441	6.8%	(836)	(15.4)%
Income tax provision (benefit)	888	1.0%	1,815	2.3%	(927)	(51.1)%
Net income	$3,717	4.3%	$3,626	4.5%	$91	2.5%

The following table presents certain data by geographic location (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2018		2017		Year-to-Year Change
Revenues
The Americas	$57,868	66.5%	$54,638	67.8%	$3,230	5.9%
Asia-Pacific	26,098	30.0%	23,200	28.8%	2,898	12.5%
Europe and Africa	3,043	3.5%	2,764	3.4%	279	10.1%
Total	$87,009	100.0%	$80,602	100.0%	$6,407	7.9%

The following table details our revenues by product line (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2018		2017		Year-to-Year Change

Casino currency without RFID	$20,867	24.1%	$14,754	18.3%	$6,113	41.4%
Casino currency with RFID	17,520	20.1%	18,041	22.4%	(521)	(2.9%)
Total casino currency	38,387	44.2%	32,795	40.7%	5,592	17.1%

Playing cards	23,466	27.0%	24,864	30.8%	(1,398)	(5.6%)
Table accessories and other products	6,996	8.0%	6,802	8.4%	194	2.9%
Table layouts	5,753	6.6%	5,315	6.6%	438	8.2%
Gaming furniture	3,404	3.9%	3,255	4.0%	149	4.6%
Dice	2,999	3.4%	2,791	3.5%	208	7.5%
RFID solutions	2,521	2.9%	1,623	2.0%	898	55.3%
Shipping	3,483	4.0%	3,157	4.0%	326	10.3%
Total	$87,009	100.0%	$80,602	100.0%	$6,407	7.9%

Comparison of Operations for the Years Ended December 31, 2018 and 2017

Revenues. For the year ended December 31, 2018, our revenues were $87.0 million, an increase of $6.4 million, or 7.9%, compared to revenues of $80.6 million in 2017. The increase in revenues is primarily due to an increase in casino currency sales which was generated by casino openings, partially offset by a decrease in playing cards sales.

Cost of Revenues. For the year ended December 31, 2018, our cost of revenues was $60.0 million, an increase of $2.1 million, or 3.5%, compared to cost of revenues of $57.9 million for 2017. As a percentage of revenues, our cost of revenues decreased to 68.9% in 2018 compared to 71.9% in 2017. The decreased cost of revenues was driven by the same factors described under Revenues above and Gross Profit below.

Gross Profit. For the year ended December 31, 2018, gross profit was $27.0 million, an increase of $4.3 million, or 19.2%, compared to gross profit of $22.7 million for 2017. As a percentage of revenues, our gross profit increased to 31.1% in 2018 compared to 28.1% in 2017. This increase in gross profit was primarily related to an increase in profit on our higher margin currency product lines with higher sales volumes covering fixed costs.

Selling, Administrative, and Research and Development Expenses. The following table details the selling, administrative, and research and development expenses (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2018		2017		Year-to-Year Change
Marketing and sales	$7,469	8.6%	$6,619	8.2%	$850	12.8%
General and administrative	10,750	12.4%	9,016	11.1%	1,734	19.2%
Research and development	3,996	4.6%	1,517	1.9%	2,479	163.4%
Total selling, administrative, and research and development	$22,215	25.5%	$17,152	21.3%	$5,063	29.5%

For the year ended December 31, 2018, selling, administrative, and research and development expenses were $22.2 million, an increase of $5.1 million, or 29.5%, compared to selling, administrative, and research and development expenses of $17.2 million in 2017.

Marketing and sales expenses increased $0.9 million to $7.5 million in 2018 compared to $6.6 million in 2017. This is primarily due to increased compensation and related costs.

General and administrative expenses increased $1.7 million to $10.7 million in 2018 compared to $9.0 million in 2017. This is primarily due to $1.3 million of non-recurring expenses related to the Merger and an expense of $0.3 million to increase the stock appreciation right liability. In relation to the Merger, we incurred $0.5 million in additional legal fees, $0.4 million in investment banking fees, $0.2 million to compensate members of the Special Transaction Committee and $0.1 million in fees to issue a $4.0 million letter of credit to Angel as part of the Merger Agreement. The increase in the stock appreciation right liability is a direct consequence of the increase in stock price in 2018. See Item 1. Business – Merger Agreement.

Research and development expenses increased $2.5 million to $4.0 million in 2018 compared to $1.5 million in 2017. This is primarily due to payments made to BrainChip Holdings Limited and Xuvi, LLC for achieving certain milestones in our global licensing and development agreements.

Other Expenses, net. The following table details other (expense) and income items (dollars in thousands) and as a percentage of revenues for the years ended December 31:

	2018		2017		Year-to-Year Change
Interest income	$79	0.1%	$1	0.0%	$78	7,800.0%
Interest expense	(176)	(0.2)%	(249)	(0.3)%	73	(29.3)%
(Loss)/gain on foreign currency transactions	(188)	(0.2)%	182	0.2%	(370)	(203.3)%
Other (expenses)/income, net	70	0.1%	(19)	(0.0)%	89	(468.4)%
Total other expense, net	$(215)	(0.2)%	$(85)	(0.1)%	$(130)	152.9%

Other expense remained relatively unchanged in 2018 compared to 2017.

Income Taxes. The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 34% to 21%. The effective date of the tax rate change was January 1, 2018. During the year ended December 31, 2018, our effective tax rate was 19.3%, compared to an effective tax rate of 33.4% for the year ended December 31, 2017. Our effective tax rate for the year ended December 31, 2018 was favorably affected by the impact of the Tax Act on our 2017 tax return true-ups, and the benefit from research and low wage tax credits from GPI SAS and GPI USA; partially offset by our Subpart F income adjustment and tax liability from the Internal Revenue Service (IRS) audit of the 2015 tax year. Our effective tax rate for the year ended December 31, 2017 was favorably affected by the foreign rate differential on the income from our Macau subsidiary, GPI Asia, and the benefit from research and low wage tax credits primarily from our French subsidiary, GPI SAS; partially offset by our Subpart F income adjustment and by the impact of the 2017 Tax Cuts and Jobs Act on deferred income taxes.

Pre-tax income (loss) by taxing jurisdictions for the years ended December 31 (in thousands) was as follows:

	2018	2017
Macau S.A.R., China	$3,317	$3,620
France	851	1,021
Mexico	645	544
United States	(208)	256
Total pre-tax income	$4,605	$5,441

Our corporate tax rate is calculated on a consolidated basis. Included in the United States numbers are the costs of GPIC, which include such items as regulatory fees, board of director expenses, investor relations expenses, auditing and review fees, and corporate legal expenses. We do not allocate these costs to our subsidiaries. These expenses totaled approximately $1.2 million for both 2018 and 2017.

We account for uncertain tax positions in accordance with applicable accounting guidance. At December 31, 2018, we reported unrecognized tax benefits related to the on-going French Tax Administration’s (FTA) examination of GPI SAS for tax years 2013 and 2012. In the first quarter of 2018, in connection with this examination, GPI paid 1.4 million euros to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement, nor the end of the examination and we are actively disputing the findings of the FTA. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. We do not expect the examination to be completed within the next twelve months. It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax position could change within the next 12 months. This change may be the result of settlement of the ongoing audit or competent authority proceedings.

The Company received notification in August 2017, of a federal income tax examination by the IRS for the 2015 tax year. The examination was completed in the third quarter of 2018 and as a result we paid an audit adjustment of $0.1 million.

As of December 31, 2018, there was no change to the unrecognized tax benefits reported at December 31, 2017.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources. Historically, our primary source of liquidity and capital has been cash from operations. On June 26, 2015, we entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million credit facility, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. On October 26, 2018, we paid the full amount outstanding under the term loan which had a maturity date of June 26, 2022. On January 3rd, 2019, as part of the Merger Agreement, Nevada State Bank issued a $4.0 million letter of credit to us for the benefit of Angel. This letter of credit reduced our available balance on the revolving loan to $1.0 million. For additional information, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Debt.

Other potential sources of capital include, but are not limited to, additional bank credit facilities. We believe that we have the resources to satisfy our operating needs for working capital, capital expenditures, Merger-related expenses, litigation, dividends or acquisitions for our operations for a minimum of the next twelve months.

At December 31, 2018, we had $12.1 million in cash and cash equivalents. Of this amount, $4.5 million is held by GPI USA, $3.9 million is held by GPI SAS, and $3.7 million is held by GPI Asia. Because of the Tax Act, we would not be subject to further taxation if we were to repatriate those amounts held outside of the United States, except for potential minimal withholding taxes.

Working Capital. The following table summarizes our cash and cash equivalents, working capital, and current ratio for the years ended December 31 (dollars in thousands):

	2018	2017	Year-to-Year Change
Cash and cash equivalents	$12,100	$14,064	$(1,964)	(14.0)%
Working capital	24,305	24,381	(76)	(0.3)%
Current ratio	2.6	2.5

The increase in working capital is mostly due to a decrease of $2.0 million in cash and cash equivalents, a decrease of $1.2 million in inventories and an increase of $1.9 million in customer deposits, offset by a decrease of $1.2 million in accounts payable and an increase of $0.6 million in accounts receivable. For additional information see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9. Accrued Liabilities.

Cash Flows. The following table summarizes our cash flow (dollars in thousands) for the years ended December 31:

	2018	2017	Year-to-Year Change

Operating activities	$7,392	$10,140	$(2,748)	(27.1%)
Investing activities	(2,334)	(4,925)	2,591	52.6%
Financing activities	(6,860)	(2,308)	(4,552)	197.2%
Effect of exchange rates	(162)	553	(715)	129.3%
Net change	$(1,964)	$3,460	$(5,424)	156.8%

The decrease in cash flows provided by operating activities was primarily caused by a negative impact in the change of assets of $2.9 million and a decrease in non-cash items of $0.3 million, partially offset by a positive impact in the change of liabilities of $0.3 million and an increase in net income of $0.1 million.

The decrease in cash flows used in investing activities was primarily due to a decrease of $1.9 million in capital expenditures a decrease of $0.3 million in the purchase of equity method investments, and partially offset by an increase of $0.3 million in insurance proceeds from property and equipment.

The increase in cash flows used in financing activities was primarily caused by an increase of $5.3 million of principal payments on debt, partially offset by an increase of $0.9 million in stock appreciation rights exercised.

The decrease from the effect of exchange rates is mostly due to the fluctuations of the euro compared to the U.S. dollar in 2018.

Facilities. Our facilities are described at Item 2. Properties.

Capital Expenditures. In 2019, we plan to purchase approximately $3.0 million in property, plant, and equipment, composed mainly of machinery and equipment for our Blue Springs, Missouri, facility. In 2018, we purchased $2.5 million of property, plant, and equipment primarily for capital investments at our Blue Springs, Missouri and San Luis, Mexico facilities.

Selected Quarterly Financial Information

	Year Ended December 31, 2018
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$18,683	$24,677	$22,887	$20,762	$87,009
Cost of revenues	13,747	16,341	15,696	14,190	59,974
Gross profit	4,936	8,336	7,191	6,572	27,035
Selling, administrative, and research and development expenses	4,666	5,190	5,052	7,307	22,215
Operating income (loss)	270	3,146	2,139	(735)	4,820
Other (expense) income, net	(266)	104	(114)	61	(215)
Income (loss) before income taxes	4	3,250	2,025	(674)	4,605
Income tax expense	1	745	559	(417)	888
Net income (loss)	$3	$2,505	$1,466	$(257)	$3,717
Net earnings (loss) per share:
Basic	$-	$0.32	$0.18	$(0.03)	$0.47
Diluted	$-	$0.31	$0.18	$(0.03)	$0.46

	Year Ended December 31, 2017
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Revenues	$18,913	$16,274	$24,635	$20,780	$80,602
Cost of revenues	13,093	12,416	17,455	14,960	57,924
Gross profit	5,820	3,858	7,180	5,820	22,678
Selling, administrative, and research and development expenses	4,361	3,782	4,127	4,882	17,152
Operating income	1,459	76	3,053	938	5,526
Other (expense) income, net	(93)	9	32	(33)	(85)
Income before income taxes	1,366	85	3,085	905	5,441
Income tax provision	434	36	880	465	1,815
Net income	$932	$49	$2,205	$440	$3,626
Net earnings per share:
Basic	$0.12	$0.01	$0.28	$0.05	$0.46
Diluted	$0.12	$0.01	$0.27	$0.05	$0.45

Contractual Obligations and Commercial Commitments

On January 3, 2019, as part of the Merger Agreement, the Company provided Angel with a $4.0 million letter of credit issued by the Nevada State Bank described at Item 8. Financial Statements and Supplementary Date – Notes to Consolidated Financial Statements – Note 10. Debt.

On November 27, 2018, the Company entered into the Merger Agreement with Angel and the Merger Sub, pursuant to which Angel will acquire the Company in exchange for cash. See Item 1. Business – Merger Agreement.

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank for a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan described at Item 8. Financial Statements and Supplementary Date – Notes to Consolidated Financial Statements – Note 10. Debt. On October 26, 2018, the Company paid the full amount outstanding under the term loan.

The following table presents the impact that our contractual obligations and commercial commitments at December 31, 2018 are anticipated to have on our liquidity and cash flow in future periods. Operating leases and contracts that are on a month-to-month basis are not included. For additional information, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Commitments and Contingencies.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	0 - 1 years	2 - 3 years	4 - 5 years	Thereafter
Purchase and other commitment obligations (1)	$8,489	$8,489	$-	$-	$-
Operating leases	3,363	1,057	1,327	979	-
Total contractual cash obligations	$11,852	$9,546	$1,327	$979	$-

(1)	Amounts represent agreements to purchase goods or services and exclude any agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

We have no consolidated off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements included at Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Certain of our accounting estimates, including revenue recognition; the allowance for doubtful accounts; write-downs of obsolete, excess, or slow-moving inventories; goodwill; the valuation and amortizable lives of intangible assets; debt; and the recoverability of deferred tax assets require that we apply significant subjective judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The estimates discussed below are considered by management to be those in which our estimates and judgments have a significant impact on issues that are inherently uncertain. To provide a further understanding of the methodology we apply, our significant accounting estimates are discussed below and at Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.

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

The majority of our contracts have a similar performance obligation which is the transfer of the individual goods ordered. The Company typically invoices the customer upon shipment. Depending on the size of the customer order we may require deposits that range from 30% to 100% of the total order. We generally warrant our products from defects of material and workmanship for a period of ninety days.

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

A portion of our revenue under RFID solutions is generated by new or existing software and hardware maintenance arrangements. Under these arrangements, customers pay in advance for the maintenance of the hardware or the software. As of December 31, 2018, the Company had contracts with unsatisfied performance obligations extending throughout 2020. Most of our contracts are for one year and renew on March 1st of every year. The Company recognizes as revenue the amount billed over the length of the arrangement. The unrecognized portion of the amount billed is accounted for as deferred revenue. At December 31, 2018 and December 31, 2017, these amounts were $0.2 million and $0.1 million, respectively. For the years ended on December 31, 2018 and 2017, we recognized $0.7 million and $0.6 million, respectively, of revenue for software and hardware maintenance contracts.

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

The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 34% to 21% effective January 1, 2018, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Gaming Partners International Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming Partners International Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing income tax consequences of intra-entity transfers of assets other than inventory due to the adoption of Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 26, 2019

We have served as the Company’s auditor since 2006.

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share amounts and par value)

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$12,100	$14,064
Accounts receivable, net	8,006	7,415
Inventories	13,885	15,118
Prepaid expenses	1,075	1,163
Other current assets	4,044	2,836
Total current assets	39,110	40,596
Property and equipment, net	22,547	24,933
Goodwill	10,292	10,292
Intangible assets, net	1,523	1,676
Investment	560	411
Deferred income tax assets	320	675
Inventories, non-current	2,219	2,453
Other assets, non-current	3,056	2,240
Total assets Total assets	$79,627	$83,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,410	$4,616
Accrued liabilities	6,157	6,485
Customer deposits and deferred revenue	4,873	3,020
Current portion of long-term debt	-	1,401
Income taxes payable	365	693
Total current liabilities	14,805	16,215
Long-term debt	-	5,265
Deferred income tax liabilities	412	-
Other liabilities, non-current	620	480
Total liabilities Total liabilities	15,837	21,960
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.01 par value, none issued and outstanding	-	-
Common stock, authorized 30,000,000 shares, $0.01 par value, 8,376,577 and 8,085,194 shares issued and outstanding, respectively, as of December 31, 2018, and 8,223,077 and 7,932,094 shares issued and outstanding, respectively, as of December 31, 2017	84	82
Additional paid-in capital	20,219	19,272
Treasury stock at cost: 291,383 shares as of December 31, 2018 and 290,983 shares as of December 31, 2017	(2,266)	(2,263)
Retained earnings	47,055	44,718
Accumulated other comprehensive loss	(1,302)	(493)
Total stockholders' equity	63,790	61,316
Total liabilities and stockholders' equity	$79,627	$83,276

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(in thousands, except earnings per share)

	2018	2017
Revenues	$87,009	$80,602
Cost of revenues	59,974	57,924
Gross profit	27,035	22,678

Marketing and sales	7,469	6,619
General and administrative	10,750	9,016
Research and development	3,996	1,517
Operating income	4,820	5,526
Other expense, net	(215)	(85)
Income before income taxes	4,605	5,441
Income tax provision	888	1,815
Net income	$3,717	$3,626

Earnings per share:
Basic	$0.47	$0.46
Diluted	$0.46	$0.45
Weighted-average shares of common stock outstanding:
Basic	7,970	7,930
Diluted	8,051	8,045

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2018	2017
Net income	$3,717	$3,626
Other comprehensive (loss) income:
Minimum pension liability adjustment, net of tax	(79)	-
Foreign currency translation adjustment, net of tax	(730)	1,868
Other comprehensive (loss) income, net of tax	(809)	1,868
Total comprehensive income	$2,908	$5,494

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance, January 1, 2017	7,928,594	$82	$20,031	$(2,263)	$42,044	$(2,361)	$57,533
Net income	-	-	-	-	3,626	-	3,626
Common stock options exercised	3,500	-	35	-	-	-	35
Stock compensation expense	-	-	104	-	-	-	104
Stock appreciation rights reclassification	-	-	(898)	-	-	-	(898)
Dividend paid to shareholders	-	-	-	-	(952)	-	(952)
Foreign currency translation adjustment	-	-	-	-	-	1,868	1,868
Balance, December 31, 2017	7,932,094	82	19,272	(2,263)	44,718	(493)	61,316
Cummulative effect of change in accounting principle	-	-	-	-	(410)	-	(410)
Net income	-	-	-	-	3,717	-	3,717
Common stock options exercised	153,500	2	947	-	-	-	949
Repurchase of common stock	(400)	-	-	(3)	-	-	(3)
Dividend paid to shareholders	-	-	-	-	(970)	-	(970)
Pension and other post retirement plans	-	-	-	-	-	(79)	(79)
Foreign currency translation adjustment	-	-	-	-	-	(730)	(730)
Balance, December 31, 2018	8,085,194	$84	$20,219	$(2,266)	$47,055	$(1,302)	$63,790

See Notes to Consolidated Financial Statements

GAMING PARTNERS INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income	$3,717	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,485	4,359
Amortization of intangible assets	248	242
Recovery of bad debt	(120)	(498)
Change in fair value of stock appreciation rights	261	296
Inventory write-down	-	847
Deferred income taxes	948	922
Loss on sale or disposal of property and equipment	151	87
Loss in equity investment	-	40
Change in operating assets and liabilities:
Accounts receivable	(483)	4,175
Inventories	1,217	(2,227)
Prepaid expenses and other current assets	(1,376)	(1,462)
Non-current other assets	(1,445)	290
Accounts payable	(1,309)	1,058
Accrued liabilities and non current other liabilities	(435)	(1,094)
Customer deposits and deferred revenue	1,861	(683)
Income taxes payable	(328)	162
Net cash provided by operating activities	7,392	10,140

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	25	-
Insurance proceeds from damaged property and equipment	296	-
Purchase of equity method investment	(150)	(451)
Purchase of licensing rights	-	(100)
Capital expenditures	(2,505)	(4,374)
Net cash used in investing activities	(2,334)	(4,925)

Cash Flows from Financing Activities
Repurchase of common stock	(3)	-
Principal payments on long-term debt	(6,666)	(1,349)
Dividends paid	(970)	(952)
Proceeds from exercise of stock options	949	35
Cash paid for exercise of stock appreciation rights	(170)	(42)
Net cash used in financing activities	(6,860)	(2,308)
Effect of exchange rate changes on cash	(162)	553
Net (decrease) increase in cash and cash equivalents	(1,964)	3,460
Cash and cash equivalents, beginning of period	14,064	10,604
Cash and cash equivalents, end of period	$12,100	$14,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$176	$249
Cash paid, net of refunds received, for income taxes	$831	$1,229

Supplemental disclosure of non-cash investing and financing activities
Stock appreciation rights liability, classified under accrued liabilities	$-	$898
Property, plant and equipment acquired through accounts payable, accrued and non-current other liabilities	$63	$62

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

Merger Agreement

On November 27, 2018, we entered into the Merger Agreement with Angel and Merger Sub, pursuant to which Angel will acquire the Company in exchange for cash. The Merger Agreement was unanimously adopted by the Special Transaction Committee of independent directors of the Board of Directors of the Company as well as the full Board.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), the separate existence of Merger Sub will cease, and the Company will continue as the surviving corporation, which will be a wholly owned subsidiary of Angel. The surviving corporation shall succeed to and assume all of the rights and obligations of Merger Sub and the Company. At the Effective Time , by virtue of the Merger and without any further action on the part of Angel, Merger Sub, the Company or the holders of any capital stock or other securities of the Company: (i) any shares owned immediately prior to the Effective Time by the Company (or held in the Company’s treasury), Angel or Merger Sub or any of their respective direct or indirect wholly owned subsidiaries (the “Excluded Shares”) will be cancelled and retired and shall cease to exist; (ii) except for Excluded Shares, each share of our common stock outstanding immediately prior to the Effective Time will be automatically converted into the Merger Consideration of $13.75 in cash; and (iii) each share of common stock of Merger Sub, $0.01 par value per share, outstanding immediately prior to the Effective Time will be converted into one share of common stock of the surviving corporation.

Each of Angel, Merger Sub and the Company has made customary representations and warranties and agreed to customary covenants in the Merger Agreement. The Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) receipt by Angel of certain specified gaming licenses, (iii) if required, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iv) the absence of any law, order or injunction prohibiting the Merger. Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (A) subject to certain exceptions and generally subject to certain materiality qualifiers, the accuracy of the representations and warranties of the other party and (B) performance in all material respects by the other party of its obligations under the Merger Agreement.

On March 12, 2019, our shareholders approved the Merger Agreement. The parties currently anticipate that the Merger Agreement will be consummated by December 1, 2019.

Significant Accounting Policies

Basis of Consolidation and Presentation. The consolidated financial statements include the accounts of GPIC and its wholly-owned subsidiaries GPI USA, GPI SAS, GPI Asia and GPI Mexicana. We also include the income or loss earned on our equity method investments, based on our share of the Company’s assets. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on net revenues or net income.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in various United States banks. Several accounts are in excess of the federally-insured limit of $250,000. We also maintain cash and cash equivalents in foreign banks that are not insured.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximates the carrying amount of these financial instruments due to their short-term nature. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to the Company.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method for financial reporting purposes over the following estimated useful lives:

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

The majority of our contracts have a similar performance obligation which is the transfer of the individual goods ordered. The Company typically invoices the customer upon shipment. Depending on the size of the customer order we may require deposits that range from 30% to 100% of the total order. We generally warrant our products from defects of material and workmanship for a period of ninety days.

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

A portion of our revenue under RFID solutions is generated by new or existing software and hardware maintenance arrangements. Under these arrangements, customers pay in advance for the maintenance of hardware or software. As of December 31, 2018, the Company had contracts with unsatisfied performance obligations extending throughout 2020. Most of our contracts are for one year and renew on March 1 of every year. The Company recognizes as revenue the amount billed over the length of the arrangement. The unrecognized portion of the amount billed is accounted for as deferred revenue. At December 31, 2018 and December 31, 2017, these amounts were $0.1 million and $0.1 million, respectively. For the years ended on December 31, 2018 and 2017, we recognized $0.7 million and $0.6 million, respectively, of revenue for software and hardware maintenance contracts.

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

The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 34% to 21% effective January 1, 2018, a 100% bonus depreciation for qualified assets placed in service after September 27, 2017, and certain additional provisions including the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT). Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. As a result of our initial analysis of the Tax Act and existing implementation guidance, we reported $0.3 million of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $1.4 million of additional tax expense related to a one-time transition tax which is completely offset by associated deferred tax assets for foreign tax credits. As of December 22, 2018, we completed our accounting for the Tax Act. As such, we finalized our measurement period adjustments in relation to SAB 118 and recognized measurement period adjustments related to our net deferred tax revaluation and deemed repatriation tax. This resulted in a net income tax benefit of $0.4 million primarily due to the acceleration of deductions on our 2017 tax return. We have not changed our indefinite reinvestment assertion, and we have elected to account for the impact of GILTI and BEAT based on the period cost method. While we consider our accounting for the Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued.

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

Other Comprehensive Income (Loss). Comprehensive Income (Loss) includes net income and foreign currency translation adjustments.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. We adopted the new standard effective January 1, 2019, on a modified retrospective basis. Among the practical expedients permitted under the transition guidance, we will elect to apply to the new lease standard using the effective date option, which allows the Company to apply ASU 2016-02 at the effective date of January 1, 2019, not record leases with an initial term of 12 months or less on the balance sheet, not reassess (1) the definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition and not separate non-lease components of leases from the lease components. We estimate approximately $3.4 million would be recognized as total right of use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than as disclosed we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

Recently Adopted Accounting Standards. In March 2017, the FASB issued ASU 2017-17, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. In the first quarter of 2018, the Company adopted this guidance. It had no significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. In the first quarter of 2018, the Company adopted this guidance prospectively. It had no significant impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group. Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this guidance. As a result, a cumulative-effect adjustment of approximately $0.4 million has been recorded to retained earnings on January 1, 2018, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of intangible property included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2017.

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

•ASU 2016-08 (Issued March 2016) - Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) - Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) - Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments, and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). In the first quarter of 2018, we adopted this guidance using a modified retrospective method. It had no significant impact on the consolidated financial statements. Regarding the contract acquisition cost component of the guidance, the Company’s analysis supports use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company did not experience any material changes to the timing of when it recognizes expenses related to contract acquisition costs.

Note 2.  Cash and Cash Equivalents

We hold our cash and cash equivalents in various financial institutions in the countries shown below. Substantially all accounts have balances in excess of government-insured limits. The following table summarizes our holdings at December 31 (in thousands):

	2018	2017
United States (including Mexico)	$4,510	$4,936
France	3,854	6,611
Macau S.A.R., China	3,736	2,517
Total	$12,100	$14,064

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2018 and 2017, no casino customer accounted for 10% or more of our accounts receivable balance.

The allowance for doubtful accounts consists of the following (in thousands):

	Balance at Beginning of Year	Reduction of provision	Exchange Rate Effect	Balance at End of Period
2018	$307	$(120)	$-	$187
2017	$804	$(498)	$1	$307

Note 4. Inventories

Inventories consist of the following at December 31 (in thousands):

	2018	2017
Raw materials	$9,800	$11,637
Work in progress	2,787	2,432
Finished goods	3,517	3,502
Total inventories	$16,104	$17,571

We classified a portion of our inventories as non-current because we currently do not expect this portion to be used within one year. The classification of our inventories on our consolidated balance sheets is as follows at December 31 (in thousands):

	2018	2017
Current	$13,885	$15,118
Non-current	2,219	2,453
Total inventories	$16,104	$17,571

Note 5. Other Current Assets

Other current assets consist of the following at December 31 (in thousands):

	2018	2017
Income tax-related assets	$2,650	$1,435
Deposits	775	327
Refundable value-added tax	591	996
Other, net	28	78
Total other current assets	$4,044	$2,836

Note 6. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2018	2017
Land	$657	$669
Buildings and improvements	11,306	11,196
Equipment and furniture	40,841	40,714
Vehicles	405	408
Construction in progress	412	529
	53,621	53,516
Less accumulated depreciation	(31,074)	(28,583)
Property and equipment, net	$22,547	$24,933

Depreciation expense for the years ended December 31, 2018 and 2017 was $4.5 million and $4.4 million, respectively.

Note 7. Goodwill and Intangible Assets

We have goodwill of $10.3 million as of December 31, 2018 and 2017 arising from the GemGroup acquisition in 2014.

Intangible assets consist of the following at December 31 (dollars in thousands):

	2018			2017
	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Gross Carrying Amount	Accum Amort	Net Carrying Amount	Estimated Useful Life (Years)
Trademarks	$1,711	$(821)	$890	$1,711	$(700)	$1,011	10-15
Customer list	1,101	(557)	544	897	(353)	544	10-15
Patents	542	(541)	1	542	(534)	8	14
Other intangible assets	472	(384)	88	472	(359)	113	3-10
Total intangible assets	$3,826	$(2,303)	$1,523	$3,622	$(1,946)	$1,676

Amortization expense for intangible assets for the years ended December 31, 2018 and 2017 was $248,000 and $242,000, respectively. The increase in the gross carrying value of the customer list is a result of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1 – Nature of Business and Significant Accounting Policies for more details.

The following table provides estimated amortization expense for the years ending December 31 (in thousands):

Amortization
Year	Expense
2019	$243
2020	241
2021	233
2022	169
2023	119
Thereafter	518
Total	$1,523

Note 8. Equity Method Investment

        On May 31, 2017, GPIC acquired 20% of the outstanding shares of Onlive Gaming SAS for $451,000. In November 2018, GPIC acquired 6.5% of the outstanding shares of Onlive Gaming SAS for $150,000 for an aggregate ownership of 26.5%. Onlive Gaming SAS is a company dedicated to the development of electronic products using the RFID technology. The Company used the equity method to account for this investment because of its ability to exercise significant influence, but not control, over the operating and financial policies of Onlive Gaming SAS. Since the acquisition in 2017, we reduced the book value of the investment by $40,000, which represents our percentage of the accumulated net loss.

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2018	2017
Accrued bonuses and commissions	$1,381	$953
Accrued salaries, wages, and related costs	1,331	1,359
Stock appreciation rights liability	1,244	1,153
Accrued vacation	942	964
Miscellaneous taxes	475	560
Legal and bank fees	309	52
Accrued fixed asset acquisition liability	-	1,076
Other	475	368
Total accrued liabilities	$6,157	$6,485

The stock appreciation rights liability is the result of the Board of Director’s decision to grant stock appreciation rights to certain non-employee directors. See Note 15 – Stock Option Programs and Share-based Compensation Expense.

Note 10. Debt

On June 26, 2015, the Company entered into a Credit Agreement with Nevada State Bank to borrow up to a combined $15.0 million, consisting of a $10.0 million seven-year term loan and a $5.0 million five-year revolving loan. The Company borrowed the full amount under the term loan and has not drawn on funds under the revolving loan. The term loan would have matured on June 26, 2022, and the revolving loan will mature on June 26, 2020. On October 26, 2018, we paid the full amount outstanding under the term loan. On January 3, 2019, as part of the Merger Agreement, Nevada State Bank issued a $4.0 million letter of credit to us for the benefit of Angel. This letter of credit reduced our available balance on the revolving loan to $1.0 million. The Credit Agreement contains customary representations, warranties, and events of default, and affirmative, negative and financial covenants. The covenants contain, among other things, limitations on the Company's and its subsidiaries' ability to merge, consolidate, dispose of assets, or incur liens or certain indebtedness. The Company is required to maintain a fixed charge coverage ratio greater than 1.15 to 1.00 and a leverage ratio less than 3.00 to 1.00. The Company was in compliance with all financial covenants as of December 31, 2018.

Interest on funds borrowed under the term loan and the revolving loan are charged at a rate per annum equal to LIBOR plus 2.25%. The term loan had a straight-line seven-year amortization schedule.

Note 11. Commitments and Contingencies

Operating Lease Commitments. The Company has various operating leases that are used in the normal course of business. The operating leases consist of buildings and equipment that expire at various points through 2023.

Operating lease expense for the years ended December 31, 2018 and 2017 was $1.2 million and $1.0 million, respectively. The Company’s operating lease expenses are recognized on a straight-line basis.

The following schedule reflects our future minimum lease payments under operating leases, including related-party payments described at Note 20. Related-Party Transactions for the years ending December 31 (in thousands):

Minimum
Lease
Year	Payments
2019	$1,057
2020	683
2021	644
2022	641
2023	338
Total	$3,363

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

Employment Agreements. The Company has employment agreements with key employees which include severance commitments in the event the Company terminates the employee without cause. Total commitments under the agreements aggregate approximately $1.4 million as of December 31, 2018.

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

The following table presents certain data by geographic area for the years ended December 31 (dollars in thousands):

	2018		2017
Revenues
The Americas	$57,868	66.5%	$54,638	67.8%
Asia-Pacific	26,098	30.0%	23,200	28.8%
Europe and Africa	3,043	3.5%	2,764	3.4%
Total	$87,009	100.0%	$80,602	100.0%

The following table presents our net sales by product line for the years ended December 31 (dollars in thousands):

	2018		2017

Casino currency without RFID	$20,867	24.1%	$14,754	18.3%
Casino currency with RFID	17,520	20.1%	18,041	22.4%
Total casino currency	38,387	44.2%	32,795	40.7%

Playing cards	23,466	27.0%	24,864	30.8%
Table accessories and other products	6,996	8.0%	6,802	8.4%
Table layouts	5,753	6.6%	5,315	6.6%
Gaming furniture	3,404	3.9%	3,255	4.0%
Dice	2,999	3.4%	2,791	3.5%
RFID solutions	2,521	2.9%	1,623	2.0%
Shipping	3,483	4.0%	3,157	4.0%
Total	$87,009	100.0%	$80,602	100.0%

In 2018 and 2017, we had no casino customer that accounted for 10% or more of revenues.

The following table presents our property and equipment, net by geographic area at December 31 (in thousands):

	2018	2017
United States	$12,561	$13,708
Mexico	6,011	6,851
France	3,581	3,936
Macau S.A.R., China	394	438
Total	$22,547	$24,933

The following table presents our intangible assets, net by geographic area at December 31 (in thousands):

	2018	2017
United States	$1,409	$1,634
Macau S.A.R., China	114	42
Total	$1,523	$1,676

Note 13. Pension Plans

For employees of GPI SAS, we sponsor a non-contributory, defined-benefit pension plan (the Pension Plan) which funds a mandatory payment when employees retire at age 65. The lump-sum benefit amount is based on years of service, job classification, and compensation in the 12 months prior to retirement. The following amounts relate to the Pension Plan at December 31 (in thousands):

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$630	$497
Service cost	36	31
Interest cost	8	8
Actuarial loss	23	29
Benefits paid	(20)	(8)
Effect of foreign exchange rate changes	(30)	73
Benefit obligation at end of year	$647	$630

Change in plan assets:
Fair value of plan assets at beginning of year	$370	$317
Actual (loss) return on plan assets	(40)	8
Effect of foreign exchange rate changes	(16)	45
Fair value of plan assets at end of year	314	370
Funded status and accrued benefit cost	$(333)	$(260)

At both December 31, 2018 and 2017, the accrued benefit cost of $0.3 million was recognized in the consolidated balance sheet in other accrued liabilities.

Pension Plan assets are measured using a Level 1 valuation methodology and consist of the following asset funds at December 31 (in thousands):

	2018	2017
Worldwide bond fund	$167	$179
Guaranteed equity fund	17	34
European equity fund	130	157
Fair value of plan assets at end of year	$314	$370

We did not make any contribution to the Pension Plan in either 2018 or 2017.

The weighted-average assumptions used in measuring the net periodic benefit cost and Pension Plan obligations as of December 31 are:

	2018	2017
Net periodic benefit cost:
Discount rate	1.60%	1.30%

Pension Plan obligations:
Discount rate	1.60%	1.30%
Rate of compensation increase	2.00%	2.00%

The accumulated benefit obligation was $0.6 million and $0.5 million as of December 31, 2018 and 2017, respectively.

Net pension expense consisted of the following for the years ended December 31 (in thousands):

	2018	2017
Service-cost benefits earned during the period	$36	$31
Interest expense on benefit obligation	8	8
Actual (return) loss on plan assets	40	(8)
Actuarial loss	23	29
Net pension expense	$107	$60

Projected benefit payments from the Pension Plan as of December 31, 2018 are estimated at $0.1 million for 2019 through 2022, and an aggregate of $0.2 million for 2023 through 2027.

We also sponsor a 401(k) plan for employees in the United States (the 401K Plan) who have worked for us for longer than six months and are 21 years of age or older. Our contributions to the 401K Plan are based on the amounts contributed by eligible employees. Eligible employees can elect to contribute into the 401K Plan up to the lesser of the IRS annual limit or 75 percent of their earnings. We contribute $0.50 for each $1.00 contributed by a participant in the 401K Plan up to 4 percent of the participant’s wages. Our contributions to the 401K Plan for each of the years ended December 31, 2018 and 2017 was $0.1 million.

For employees of GPI Mexicana, there is a legal obligation to compensate departing employees after fifteen years of services. In 2017, our accrual and estimate of the present benefit obligation was $0.2 million. In 2018, we increased the liability to $0.3 million. The increase was mainly recorded in stockholder’s equity.

Note 14. Stockholders’ Equity

On December 1, 2011, the Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5%, or 409,951 shares, of our common stock. On November 30, 2012, the Board of Directors increased the number of shares available for repurchase to 498,512 shares. From the program’s inception through December 31, 2018, we have repurchased an aggregate of 283,322 shares of our common stock at a cost of $2.1 million, or a weighted-average price of $7.30 per share. During November 2018, we repurchased 400 shares at $8.00 per share. No shares were repurchased in 2017. As of December 31, 2018, 215,190 shares remained authorized for repurchase.

In each of December 2018 and December 2017, we paid a cash dividend of $0.12 per issued and outstanding common share for an aggregate dividend of $1.0 million in each year.

Note 15. Stock Option Programs and Share-based Compensation Expense

We have one active stock option plan which is the 1994 Directors’ Stock Option Plan, as amended and extended (the Directors’ Plan). Until September 21, 2018, we were also party to a stock option agreement (the Gronau Agreement) with our former CEO, Gregory S. Gronau. The Directors’ Plan and the Gronau Agreement were both approved by our stockholders.

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

The Board of Directors may grant discretionary stock options covering up to 100,000 shares to non-employee directors. Discretionary stock options vest immediately and are exercisable after six months. There were no discretionary stock option grants in 2018 or 2017. A maximum of 450,000 shares of common stock may be issued pursuant to options granted under the Directors’ Plan. At December 31, 2018, there were 211,250 options available for future issuance.

The Directors’ Plan allows for the grant of stock appreciation rights to non-employee directors in addition to grants of stock options. Each stock appreciation right entitles a non-employee director to surrender to the Company a vested option and to receive from the Company in exchange a cash payment equal to an amount by which the fair market value of a share of common stock immediately prior to exercise exceeds the related stock option exercise price.

On December 26, 2017, the Board of Directors granted stock appreciation rights to our non-employee directors relating to outstanding stock options for an aggregate 262,750 shares of common stock previously granted to them under the Directors’ Plan which grant was ratified by our stockholders. As a result, we modified the accounting treatment of the outstanding stock options. On December 31, 2017, we accounted for a $1.2 million current liability, which represents the fair value of all outstanding options, generated by a $0.3 million stock compensation expense and a $0.9 million reclassification from additional paid in capital. On December 31, 2018, this liability was $1.2 million.

Mr. Gronau, was granted options to purchase 150,000 shares of our common stock in 2009 pursuant to the Gronau Agreement. The stock options had a ten-year term and vested over a five-year period, between 2009 and 2014. All options were exercised prior to December 21, 2018.

The following table summarizes stock option activity for the years ended December 31, 2018 and 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	402,750	$7.34	3.9	$1,855
Granted	25,500	10.97
Expired	(12,000)	10.72
Exercised	(49,500)	7.07
Outstanding at December 31, 2017	366,750	7.35	3.8	$1,431
Granted	22,000	8.88
Expired	(2,000)	5.80
Exercised	(156,500)	6.13
Outstanding at December 31, 2018	230,250	$8.35	5.1	$1,072
Exercisable at December 31, 2018	221,750	$8.35	5.1	$1,047

Of the options for 156,500 shares of common stock exercised in 2018, options for 3,000 shares were surrendered in connection with the exercise of stock appreciation rights.

Of the 49,500 options exercised in 2017, 46,000 were surrendered in connection with the exercise of stock appreciation rights, subject to stockholder approval at the annual meeting in May 2018. At December 31, 2017, 36,000 stock appreciation rights remained to be paid. The liability related to the surrender of those options was accrued under accrued liabilities.

For the year ended December 31, 2018, the total intrinsic value of options exercised was $1.5 million. For the year ended December 31, 2017, the total intrinsic value of options exercised was $0.2 million.

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

The following table summarizes the weighted-average assumptions used, and related information, for option activity for the years indicated.

Option valuation assumptions:	2018	2017
Dividend yield	1.1%	1.1%
Expected volatility	37.9%	36.5%
Risk-free interest rate	2.64%	1.91%
Expected term of options	5.6 yrs	5.6 yrs

Weighted-average fair value of options granted during the period	$3.06	$4.05

The following table summarizes our reported stock compensation expense, which is included in general and administrative expenses in our consolidated statements of income as of December 31 (in thousands):

	2018	2017
Stock appreciation right expense	$261	$296
Estimated tax benefit	(55)	(144)
Total stock compensation, net of tax benefit	$206	$152

Note 16. Other Income and Expense

Other income and expense consist of the following for the years ended December 31 (in thousands):

	2018	2017
Interest income	$79	$1
Interest expense	(176)	(249)
(Loss) gain on foreign currency transactions	(188)	182
Other income (expense), net	70	(19)
Total other expense, net	$(215)	$(85)

Note 17. Income Taxes

The Tax Act was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. As such, January 1, 2018 would be the first day of the taxable year for purposes of applying the effective date of the new tax legislation for provisions which are applicable to tax years beginning after December 31, 2017. New tax legislation provisions that were applicable for the tax year ended December 31, 2017 were accounted for within the period ended December 31, 2017.

The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 34% to 21% effective January 1, 2018, a 100% bonus depreciation for qualified assets placed in service after September 27, 2017, and certain additional provisions including the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT). As a result of our initial analysis of the Tax Act and existing implementation guidance, we reported $0.3 million of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $1.4 million of additional tax expense related to a one-time transition tax which was completely offset by associated deferred tax assets for foreign tax credits. As of December 22, 2018, we completed our accounting for the Tax Act. As such, we finalized our measurement period adjustments in relation to SAB 118 and recognized measurement period adjustments related to our net deferred tax revaluation and deemed repatriation tax. This resulted in a net income tax benefit of $0.4 million primarily due to the acceleration of deductions on our 2017 tax return. We have not changed our indefinite reinvestment assertion, and we have elected to account for the impact of GILTI and BEAT based on the period cost method. While we consider our accounting for the Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued.

The following table provides an analysis of our provision for income taxes for the years ended December 31 (in thousands):

	2018	2017
Current:
U.S. Federal	$(845)	$(47)
U.S. State	(15)	182
Foreign	712	494
Total Current	(148)	629

Deferred:
U.S. Federal	921	759
U.S. State	133	48
Foreign	(18)	379
Total Deferred	1,036	1,186
Income tax provision	$888	$1,815

Income before income taxes consisted of the following for the years ended December 31 (in thousands):

46

	2018	2017
Foreign	$4,813	$5,185
United States	(208)	256
Income before income taxes	$4,605	$5,441

A reconciliation of our income tax expense as compared to the tax expense calculated by applying the statutory federal tax rate to income before income taxes for the years ended December 31 is as follows:

	2018	2017
Computed expected income tax expense	21.0%	34.0%
State income taxes, net of federal benefits	1.7%	1.2%
Subpart F income adjustment	4.1%	7.4%
Foreign rate differential (excluding research credit)	(1.2)%	(13.3)%
Impact of the Tax Act	(7.9)%	5.2%
Impact of GILTI	3.2%	-
French research and low wage credit	(6.8)%	(4.3)%
Impact of tax-return true-ups	4.7%	1.0%
Other, net	0.5%	2.2%
Income tax expense	19.3%	33.4%

The primary components of net deferred income tax assets (liabilities) at December 31 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Tax credits	$44	$2
Stock compensation	223	371
Macau intangible assets	186	-
Other - France	323	367
Bad debt reserves and inventory	461	608
Accrued expenses	249	188
Other	29	6
Total deferred tax assets	1,515	1,542

Deferred tax liabilities:
Other - France	$190	$246
Property and equipment	722	80
Intangible assets	695	541
Total deferred tax liabilities	1,607	867
Deferred tax (liabilities) assets, net	$(92)	$675

Unrepatriated earnings were approximately $6.3 million as of December 31, 2018. Except for the $2.9 million earnings from GPI SAS, these unrepatriated earnings are considered permanently reinvested, since it is management’s intention to reinvest these foreign earnings in future operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings from GPI Asia to finance U.S. operations. Except for the deemed dividends under Section 956 in 2015 and under Subpart F, we continue to assert that earnings from GPI Asia will be permanently reinvested. Due to the Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries but it could be subject to foreign withholding tax and U.S. state income taxes.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the tax years 2015 through 2018 remain open to examination under the statute of limitations by the IRS and various states for GPIC and GPI USA and by the Government of the Macau Special Administrative Region - Financial Services Bureau for GPI Asia. Tax years 2016 through 2018 remain open to examination under the statute of limitations by the French Tax Administration (FTA) for GPI SAS. In 2015, the FTA started an examination of GPI SAS for tax years 2013 and 2012 that is on-going. In the first quarter of 2018, in connection with the FTA’s examination of GPI SAS for tax years 2013 and 2012, GPI paid 1.4 million euros to the FTA. While we were legally obligated to pay this amount, which represents the FTA’s calculation of the taxes owed, this payment does not represent a settlement nor the end of the examination and we are actively disputing the findings of the FTA. The Company received notification in August 2017, of a federal income tax examination by the IRS for the 2015 tax year. The examination was completed in the third quarter of 2018 and as a result we paid an audit adjustment of $0.1 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, related to the FTA audit, is as follows (in thousands):

	2018	2017

Balance at beginning of year	$294	$258
Foreign currency translation	(14)	36
Balance at end of year	$280	$294

All of the liability as of December 31, 2018 would affect our effective tax rate if recognized and amounts of interest and penalties are not expected to be significant. We do not anticipate that the balance of the unrecognized tax benefits will be eliminated within the next twelve months.

Note 18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31 (in thousands):

	2018	2017
Foreign currency translation	$(1,223)	$(493)
Minimum pension liability adjustment, net of tax	(79)	-
Total accumulated other comprehensive loss	$(1,302)	$(493)

Note 19. Earnings per Share

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	2018	2017
Weighted-average number of common shares outstanding - basic	7,970	7,930
Potential dilution from equity grants	81	115
Weighted-average number of common shares outstanding - diluted	8,051	8,045

At December 31, 2017, we have certain outstanding stock options to purchase common stock which have exercise prices greater than the average market price. These anti-dilutive options have been excluded from the computation of diluted net income per share. There were 13,018 outstanding anti-dilutive options for the year ended December 31, 2017 and none at December 31, 2018.

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

In 2016, Alexandre Thieffry became our Executive Vice President of Finance. Mr. Alexandre Thieffry is the son of Alain Thieffry, our Chief Financial Officer, President, Secretary, Treasurer and Chairperson of the Board. Mr. Alexandre Thieffry served as our Controller from 2011 through 2015.

Neither Mr. Moreno nor Alexandre Thieffry are directors or executive officers of the Company. Mr. Alain Thieffry is a director and executive officer of the Company. Our audit committee reviews any related party transactions involving our directors and executive officers.

Note 21. Subsequent Events

On January 3, 2019, as part of the Merger Agreement, Nevada State Bank issued to us a $4.0 million letter of credit for the benefit of Angel. See Note 10. Debt.

On March 12, 2019, the Company’s stockholders approved the Merger Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO)/ Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2018. Based upon this evaluation, our CEO/ CFO has concluded that, as of December 31, 2018, the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including the CEO/ CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management has determined that there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate adoption on that date. We did not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Under the supervision of our CEO/ CFO, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective. Management reviewed this assessment with the Audit Committee of our Board of Directors.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

All of our directors were elected at the Annual Meeting of Shareholders in May 2018 for one-year terms expiring at the 2019 Annual Meeting and when their respective successors have been duly elected and qualified. Our Board of Directors consists of a diverse group of leaders in the fields of gaming, business strategy, technology and accounting. Many of the current directors have senior leadership experience at major domestic and international companies. In these positions, they have also gained significant and diverse management experience, including strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. The biographies below describe the skills, qualities, attributes and experiences of each of the directors and executive officers. Currently, our only executive officer is Alain Thieffry who serves as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairperson of the Board.

Martin A. Berkowitz, 70, has been a director since 2007 and for a brief period in 2013 he served as our interim Chief Administrative Officer. He currently serves as a member of our Audit Committee, Compensation Committee, Nominating and Governance Committee and Special Transaction Committee. Mr. Berkowitz is an independent consultant and corporate director and advisor. Until November 2017, he served as the part-time Chief Financial Officer of Netswitch, Inc., a provider of internet security services, for which he received no cash compensation. Until April 2014, Mr. Berkowitz served on the Board of Directors, and was Chairman of the Audit Committee, of Ready One Industries, a 501(c)(3) corporation. From 2008 to 2011, Mr. Berkowitz served as the Chief Financial Officer of Virtual Coaching, LLC, a technology-enabled service company based in New York City. From 1975 to 2008, Mr. Berkowitz served as an executive, Comptroller and Chief Financial Officer for several companies, including more than twenty-five years with Prudential Financial. Mr. Berkowitz earned his Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst, in 1970 and his Master of Business Administration from St. John’s University in 1975. He has attended executive programs at the University of Michigan, Stanford University and Harvard University. Among other qualifications, Mr. Berkowitz brings to the Board of Directors a track record of success in financial and operating management in both the private and public sectors. His experience as a financial executive contributes particularly to the Board of Directors’ oversight of the Company’s financial matters.

Eric P. Endy, 64, has been a director since 1993 and currently serves as a member of our Compliance Committee. Mr. Endy has served as a consultant to, and officer of, the Company for the following periods: consultant from 2003 to 2007, Executive Vice President from 2002 to 2003, Secretary from 1984 to 2003, Chairman of the board and Chief Executive Officer from 1998 to 2002, President from 1994 to 2002, Treasurer from 2001 to 2002 and also for three months in 1998, and Chief Operating Officer from 1994 to 1995. Mr. Endy was an executive of the former Paul-Son Gaming Supplies, Inc., a provider of gaming supplies, from 1990 to 2002. He received a Master of Arts from California State University-Los Angeles in 1981 and a Master of Business Administration from the University of Nevada-Las Vegas in 2007. Among other qualifications, Mr. Endy’s experience in the gaming industry and knowledge of our products assists the Board of Directors with strategic planning for the Company.

Charles R. Henry, 81, has been a director since 2006 and currently serves as a member of our Compensation Committee and Compliance Committee. Mr. Henry is a retired two-star general, with 41 years of leadership experience, a distinguished military career and an advanced law degree. He is currently the President of CRH, Inc., a consulting firm specializing in defense acquisition issues. Mr. Henry served as Chairman of the Board of Imperatis, Inc., which specialized in providing mission-critical national security solutions to the U.S. armed forces, intelligence communities and federal civilian agencies, from 2013 to 2015. He served as a director of Molycorp, Inc., an American mining corporation, from 2009 to 2016. From 2005 to 2007, he was the Chief Operating Officer of CEG Company in Rico Rica, Arizona, a leading producer of wiring harnesses for military vehicles, also serving as a director from 1994 to 2007. Prior to that, he was a consultant in Washington, D.C. for various companies on defense issues. In 2001, he was also appointed Chief Executive Officer and President of the National Veterans Business Development Corporation. From 1997 to 2001, Mr. Henry served as President of LFR Levine Fricke, an environmental management and consulting firm, which is an affiliate of Holding Wilson, S.A., our principal stockholder. Mr. Henry holds an undergraduate degree in economics from Middle Tennessee State University. He is a graduate of the United States Army War College and the United States Army Command and General Staff College and holds a J.D. and a L.L.M. degree from Woodrow Wilson Law School. Among other qualifications, Mr. Henry brings to the Board of Directors vast leadership experience within the Executive Branch of the Federal Government and as a senior executive working in the civilian industry. He has hands-on experience and demonstrated ability in program development and resource management. His background and insights are of great assistance to the Board of Directors in matters of successful management in an organization which is facing change and growth.

Robert J. Kelly, 63, has been a director since 2006 and currently serves as Chairman of our Audit Committee, Compliance Committee and Nominating and Governance Committee and as a member of our Compensation Committee. From August 2014 through January 2015, he served as a consultant to the Company to assist with the integration of Gemaco. Since 2000, Mr. Kelly has been the founder, patent holder, and primary stockholder of EarthSource Inc., a waste-water treatment plant. He is also a civil engineer and responsible for designing the EarthSource process and managing its operations. From 1994 to 2000, Mr. Kelly worked with LFR, Inc., an environmental engineering company and affiliate of Holding Wilson, S.A., our principal stockholder. Prior to 1994, Mr. Kelly served in management positions for two publicly-traded companies providing environmental engineering services. Mr. Kelly received a Master in Business Administration from Harvard University in 1986 and an engineering degree from Princeton University in 1977. Among other qualifications, Mr. Kelly brings to the Board of Directors significant experience and leadership in business development and operational and financial analysis.

Jean-Francois Lendais, 55, has been a director since 2010 and currently serves as a member our Compensation Committee. Mr. Lendais is currently the President and CEO of CJS-PLV, a French company which designs and manufactures displays, shop fittings, and digital entertainment for point of sale. From 2000 through 2010, Mr. Lendais served as a Vice President of Capgemini Consulting France, and from 2003 through 2010 served as a member of its Executive Committee and as the head of its Operational Transformation practice. Prior to 2000, Mr. Lendais worked in various capacities with Bossard Consultants and Gemini Consulting. He has served on the Supervisory Board of Holding Wilson, S.A., our principal stockholder, since 2004. Among other qualifications, Mr. Lendais has served as a business transformation consultant and has experience in major transformations involving several countries with different languages, cultures and management styles. As the Company continues to integrate operations in the U.S., France, Mexico and Asia, Mr. Lendais’ background and insights are of great value to the Board of Directors.

Alain Thieffry, 63, has been a director since 2002, Chairman of the Board since 2010, Chief Financial Officer since 2016, and Chief Executive Officer, President, Secretary and Treasurer since September 21, 2018. He served as the Company’s Interim Chief Financial Officer from July 2014 to January 2016. He currently serves as Chairman of our Compensation Committee. He has served as President of the Executive Board of Holding Wilson, S.A., our principal stockholder, since 2002 and as an executive officer since 1984. Since 2003, Mr. Thieffry has also served as Chief Executive Officer of DeRoche, S.A., a distributor of food products. Mr. Thieffry holds Masters of Law and Business Administration and the equivalent of a CPA license in France. Among other qualifications, Mr. Thieffry brings to the Board of Directors significant experience in mergers and acquisitions, international business practices and business structuring. Mr. Thieffry’s son, Alexandre Thieffry, serves as our Executive Vice President - Finance.

There are no arrangements pursuant to which any director or executive officer is selected as such.

Board of Directors and Committees of the Board

Our business affairs are conducted under the direction of our Board of Directors. The role of our Board of Directors is to effectively govern our affairs for the benefit of our stockholders and, to the extent appropriate under governing law, of other constituencies, which include our employees, customers, suppliers and creditors. Our Board of Directors strives to ensure the success and continuity of our business through the selection of a qualified management team. It is also responsible for ensuring that our activities are conducted in a responsible and ethical manner. During 2018, our Board of Directors held ten meetings. Each director attended at least 75% of the board meetings and committee meetings during the period he served as a member. Our independent directors held one formal executive sessions to discuss various matters. We encourage our directors to attend our annual meetings of stockholders. All of our current directors attended our 2018 annual meeting of stockholders.

Our Board of Directors has five standing committees: the Audit Committee, the Compensation Committee, the Compliance Committee, the Nominating and Governance Committee and the Special Transaction Committee. The charter for each committee other than the Compliance Committee and the Special Transaction Committee, as well as our as well as our Code of Ethics and Code of Conduct, are available on our website at www.gpigaming.com. These documents are also available in print, free of charge, to any stockholder upon request. We may revise these policies from time to time and will promptly post revisions on our website. No charter has been adopted for our Compliance Committee or our Special Transaction Committee.

The Audit Committee, a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (Exchange Act), assists our Board of Directors in overseeing:

•	the accounting and financial reporting processes of the Company and audits of our financial statements, including the integrity of our financial statements,

•	compliance with legal and regulatory requirements,

•	our independent public accountants’ qualifications, appointment, compensation and independence,

•	the performance of our internal audit function and independent public accountants, and

•	such other duties as may be directed by our Board of Directors.

The Audit Committee Charter requires that the Audit Committee consist of three or more board members who satisfy the “independence” requirements of the SEC and NASDAQ for audit committee members. The current members of the Audit Committee are Mr. Kelly, who is the committee chairman, Mr. Henry and Mr. Berkowitz.

The Board of Directors has determined that each of the current members of the Audit Committee satisfies the above-referenced independence requirements. Our Board of Directors believes that each member of the Audit Committee can read and understand financial statements and that at least one of the members has past employment experience or background which results in his financial sophistication. The Board of Directors believes that Mr. Berkowitz qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Our Audit Committee met four times in 2018. The Audit Committee’s charter is available on the Company’s website at: http://gpigaming.investorroom.com/index.php?s=115&item=1.

The Compensation Committee discharges the responsibilities of our Board of Directors relating to compensation of the Company’s executive officers and non-employee directors. The Compensation Committee’s responsibilities include:

•	establishing and reviewing the overall corporate policies, goals and objectives for the compensation of the Company’s Chief Executive Officer and other executive officers, including a review of the relationship of executive compensation to corporate performance and relative stockholder return, compensation at comparable companies, past years’ compensation to executives, tax and accounting treatment and other relevant factors,

•	evaluating the performance of the Company’s Chief Executive Officer and other executive officers in light of the corporate goals and objectives and, based on that evaluation, determining the compensation of the Chief Executive Officer and other executives officers, including the individual elements of salary, bonus, supplemental retirement, incentive and equity compensation, and determining the appropriate allocation among individual elements in light of the corporate goals and the performance evaluation, and

•	making recommendations to the Company’s Board of Directors regarding the salaries, benefits and other compensation of the Company’s non-employee directors, committee chairmen and committee members.

The Compensation Committee administers the 1994 Directors’ Stock Option Plan, as amended, but it has no discretion to determine or vary any matters which are fixed under the terms of the plan. All actions and decisions of the Compensation Committee under such plan (other than grants of non-discretionary options) are subject to approval by our Board of Directors. The current members of the Compensation Committee are Mr. Thieffry, who is the committee chairman, Mr. Kelly, Mr. Berkowitz and Mr. Lendais. No interlocking relationship exists, or in the past has existed, between any member of our Compensation Committee and any member of any other company’s Board of Directors or compensation committee. The Company did not engage compensation consultants in 2018. Our Compensation Committee met once in 2018. Because we are a "controlled-company," we are not subject to certain of the restrictions imposed by NASDAQ rules on Compensation Committee composition. The Compensation Committee’s charter is available on the Company’s website at: http://gpigaming.investorroom.com/index.php?s=115&item=5.

The Compliance Committee is responsible for identifying and evaluating any situations involving us or our affiliates which may have a negative effect upon the objectives of gaming control. The Compliance Committee currently consists of Mr. Kelly, who is the committee chairman, Mr. Endy and Benjamin Comin, our Corporate Counsel. The Compliance Committee reports to our Board of Directors and advises our Board of Directors, after investigation, of activities that might be inappropriate. Among other things, Mr. Comin determines that all transactions involving gaming supplies and gaming equipment are with appropriately licensed casinos, distributors and vendors and reports to the committee regarding matters which may include, but are not limited to, material litigation, material loans or extensions of credit, transactions meeting certain thresholds, and material loans made by us or our affiliates other than for our or the affiliate’s benefits. Additionally, the committee requires that appropriate background checks be conducted on several categories of persons, including, but not limited to, stockholders holding a 5% or more beneficial ownership interest, officers, directors, lenders, vendors, customers, partners, joint ventures and lobbyists. The committee reviews political contributions as to compliance with law, annually reviews the list of our stockholders and may require review of foreign entities with which we do business. The Compliance Committee met four times in 2018.

The Nominating and Governance Committee, which currently consists of Mr. Kelly, who is the committee chairman, Mr. Henry and Mr. Berkowitz, is responsible for:

•	identifying qualified candidates to be presented to our Board of Directors for nomination as directors,

•	selecting, or recommending that the Board of Directors select, director nominees for the next annual meeting, and

•	assisting our Board of Directors in carrying out its responsibilities relating to our corporate governance practices.

Each of the current members of the Nominating and Governance Committee qualifies as an “independent” director as defined in Rule 5605(a)(2) of the NASDAQ corporate governance requirements. Our Nominating and Governance Committee met once in 2018. The Nominating and Governance Committee’s charter is available on the Company’s website at: http://gpigaming.investorroom.com/index.php?s=115&item=9.

The Nominating and Governance Committee considers nominees for our Board of Directors recommended by stockholders. Notice of proposed stockholder nominations for directors must be delivered not less than 90 days or more than 120 days prior to the first anniversary of the date of the prior year’s annual meeting of stockholders. Nominations shall set forth (i) the name and address of the stockholder and/or beneficial owner proposing the nomination, (ii) the class and number of shares of stock held of record and beneficially by such stockholder, (iii) a representation that the stockholder is a beneficial or record owner of our stock entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to propose such nomination, (iv) the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected, (v) a brief description of the proposed nominee’s business experience for the previous five years and all other information regarding such proposed nominee that would be required to be set forth in a definitive proxy statement filed with the SEC pursuant to Section 14 of the Exchange Act, and (vi) all other information that would be required to be filed with the SEC if the person proposing such nomination were a participant in a solicitation subject to Section 14 of the Exchange Act. Nominations should be delivered to the Nominating and Governance Committee at the following address:

Gaming Partners International Corporation

c/o Corporate Secretary

3945 W. Cheyenne Avenue, Suite 208

North Las Vegas, Nevada 89032

In considering possible candidates for election as a director, the Nominating and Governance Committee will consider such factors as overall business experience, experience in technology, finance, marketing, international business, financial reporting and other areas that are expected to contribute to an effective Board of Directors, as well as a candidate’s integrity, commitment, diligence, conflicts of interest and the ability to act in the interests of all stockholders. While the Committee seeks a diversity of experience, viewpoints and backgrounds on the Board of Directors, it has not established a formal policy regarding diversity in identifying director nominees.

The Nominating and Governance Committee will review the qualifications and backgrounds of directors and nominees, as well as the overall composition of the Board of Directors, and recommend the slate of directors to be nominated for election. We do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

The Special Transaction Committee, which currently consists of Mr. Berkowitz and Mr. Kelly, monitored the negotiation of, and carefully reviewed and considered the terms and conditions of, the Merger Agreement between the Company and Angel, and the transactions contemplated by the Merger Agreement. The Special Transaction Committee met four times in 2018. The Special Transaction Committee unanimously determined, among other things, that the Merger Agreement and the transactions contemplated thereby, including the Merger, were advisable and fair to and in the best interests of the Company and its stockholders. The Special Transaction Committee also recommended that our Board of Directors approve and declare the advisability of the Merger Agreement and the transactions contemplated by the Merger Agreement, and recommended that our stockholders adopt the Merger Agreement.

We have a Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer and Controller, and a Code of Conduct, which applies to all of our directors and employees, to the fullest extent permitted under the applicable laws of the country where such employees are domiciled. If we make any amendments to the Code of Conduct or Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website at www.gpigaming.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors, and stockholders holding more than ten percent of the class of stock are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, all reports required under Section 16(a) filing requirements were filed as required, except that the following reports were inadvertently filed late: one report filed on January 30, 2018 by Mr. Gronau for a transaction that occurred on January 22, 2018.

Item 11.	Executive Compensation

Executive Officer Compensation

The following table presents information concerning compensation earned for services rendered to the Company by our Chief Executive Officer and Chief Financial Officer, Alain Thieffry, and our former Chief Executive Officer, Greg Gronau. Mr. Gronau served as our President and Chief Executive Officer from 2009 until September 21, 2018, and as our Secretary and Treasurer from 2014 until September 21, 2018.

Name	Year	Salary/ Fees		Bonus	Option Awards		All Other Compensation		Total
Alain Thieffry	2018	$26,496	(1)	$-	$11,022	(2)	$45,000	(3)	$82,518
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary	2017	$25,500	(1)	$-	$13,073	(2)	$0		$38,573
Gregory Gronau	2018	$280,033		$60,000	$-		$42,903	(4)	$382,936
Former Chief Executive Officer, President, Treasurer and Secretary	2017	$350,000		$200,000	$-		$24,837	(5)	$574,837

(1) Reflects directors’ fees. Mr. Thieffry did not receive compensation for his services as Chief Financial Officer.

(2) Reflects the grant of stock options to purchase 3,500 shares of our common stock.

(3) Reflects monthly consulting fees of $15,000 starting October 1, 2018, which the Board approved on November 27, 2018, to compensate Mr. Thieffry for his services as President, Chief Executive Officer, Secretary and Treasurer of the Company.

(4) Reflects $30,000 in consulting fees earned between September 22, 2018 and December 31, 2018, $5,263 in automobile expense allowance and $7,640 of medical insurance (health, dental, vision and life).

(5) Reflects $7,200 in automobile expense allowance and $17,644 of medical insurance (health, dental, vision and life).

Annual Bonus Programs

The Merger Agreement permits the Company to determine the amount of the 2018 fiscal year annual cash bonuses in the ordinary course of business for participants in the Company’s 2018 fiscal year annual cash bonus plans, including the executive officers of the Company, based on actual performance in accordance with the terms of the Company’s 2018 fiscal year annual cash bonus plans, provided that the aggregate amount of 2018 fiscal year annual cash bonuses may not exceed $1,000,000 exclusive of the value of any applicable payroll tax withholdings.

Outstanding Equity Awards at December 31, 2018

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options / Exercisable	Number of Securities Underlying Unexercised Options / Unexercisable	Option Exercise Price	Option Expiration Date
Alain Thieffry	3,500	-	$6.04	September 12, 2019
Alain Thieffry	3,500	-	$6.19	September 11, 2020
Alain Thieffry	3,500	-	$7.18	September 11, 2021
Alain Thieffry	3,500	-	$6.26	September 12, 2022
Alain Thieffry	3,500	-	$8.04	September 12, 2023
Alain Thieffry	3,500	-	$8.32	September 11, 2024
Alain Thieffry	3,500	-	$9.77	September 11, 2025
Alain Thieffry	3,500	-	$10.54	September 12, 2026
Alain Thieffry	3,500	-	$10.10	September 12, 2027
Alain Thieffry	3,500	-	$8.73	September 11, 2028
Gregory Gronau	-	-	NA	NA

Quantification of Potential Payments to Named Executive Officers in Connection with the Merger Agreement

The Company has only one “named executive officer”: Alain Thieffry (Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairperson of the Board). Although Mr. Gronau, our former Chief Executive Officer, is considered an executive officer for purposes of the SEC’s disclosure rules, Mr. Gronau ceased his employment with the Company effective September 21, 2018. The Company and Mr. Gronau also entered into a consulting agreement pursuant to which Mr. Gronau provided part-time consulting services to the Company following his date of departure until December 31, 2018, as described above. As a result, Mr. Gronau has no interest in the Merger (except insofar as he is required to be paid under his consulting agreement), or any rights to compensation that are based on or otherwise related to the Merger, and is therefore not included in the disclosure that follows.

In accordance with the Nevada Revised Statutes, our articles of incorporation and bylaws provide for mandatory indemnification of any person, including directors and officers, made a party to a proceeding by reason of such person’s former or current official capacity under certain circumstances. In addition, pursuant to the terms of the Merger Agreement, our directors and officers have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Merger.

Executive Officer Severance and Employment Arrangements

We do not have any arrangements with any of our executive officers pursuant to which we are required to make severance payments. The employment arrangements with Gregory Gronau, our former Chief Executive Officer who resigned from his position as President and Chief Executive Officer of the Company effective September 21, 2018, have each terminated.

Employment Agreement with Gregory Gronau

On October 28, 2008, we entered into an employment agreement with Mr. Gronau for his appointment as our Executive Vice President and Chief Operating Officer. The employment agreement provided for a three-year term of employment expiring on October 28, 2011, with automatic renewals for additional one-year periods unless either party provides written notice that the agreement will not be extended. Therefore, the employment agreement was automatically renewed until October 28, 2018. On September 12, 2009, as contemplated in his employment agreement, Mr. Gronau was appointed as our President and Chief Executive Officer. Under the terms of his employment agreement, in connection with his appointment as President and Chief Executive Officer, and as amended since that time by our Board of Directors, Mr. Gronau was entitled to:

•	an annual salary of $350,000;

•	a bonus as determined by our Board of Directors in its sole discretion based on Mr. Gronau’s achieving annual objectives specified by the Board of Directors after consultation with Mr. Gronau;

•	a stock option to purchase 150,000 shares of our common stock at an exercise price equal to the last sale price of our common stock on the NASDAQ on the date of grant, which stock option was granted on May 6, 2009. The stock option vested over a five-year period and expired on December 21, 2019;

•	an automobile allowance of $600 per month and reimbursement of certain related expenses;

•	participation in all medical, retirement, pension, or other benefit plans made available to our employees; and

•	compensation is subject to increases at the sole discretion of our Board of Directors.

Pursuant to Mr. Gronau’s employment agreement, he has agreed not to disclose any confidential information of the Company or its affiliates, licensors, suppliers, and customers at any time during or after the term of his employment agreement. Mr. Gronau has also agreed that during and for a one-year period following a termination of his employment with the Company, he will not compete with the Company anywhere in the United States. In addition, Mr. Gronau has agreed that during and for a period of two years following a termination of his employment with the Company, he will not (i) solicit for employment any employee or agent of the Company, or (ii) solicit or entice any customer and/or vendor of the Company to cease doing business with the Company.

Consulting Agreement with Gregory Gronau

Pursuant to Mr. Gronau’s consulting agreement with Gaming Partners International USA, Inc., a wholly owned subsidiary of the Company, Gaming Partners International USA, Inc. paid Mr. Gronau a monthly consulting fee of  $10,000 payable on the first day of October, November and December of 2018. In exchange, Mr. Gronau was required to make himself available for meetings for 40 hours per month as our ATS system program demands. In addition, Gaming Partners International USA, Inc. was required to reimburse Mr. Gronau for reasonable, pre-approved travel expenses (expenses totaling over $400 were required to be pre-approved by our Chief Financial Officer or Executive Vice President of Finance). Mr. Gronau’s consulting agreement terminated on December 31, 2018 and no travel expenses were reimbursed.

Director Compensation

The following table presents information regarding the compensation earned during 2018 to members of our Board of Directors who are not also employees. The compensation paid to Alain Thieffry, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, is presented in the Summary Compensation Table and related explanatory tables below under the heading “Executive Compensation.”

Name	Fees Earned	Stock Option/Stock Appreciation Rights Awards (1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Martin A. Berkowitz	$40,000	$13,835	(2)	$15,930	(3)	$100,000	(4)	$169,765
Eric P. Endy	$29,000	$—	(5)	—		—		$29,000
Charles R. Henry	$39,500	$10,442	(6)	$73,680	(7)	—		$123,622
Robert J. Kelly	$46,000	$21,567	(8)	$80,115	(9)	$100,000	(4)	$247,682
Jean-Francois Lendais	$26,500	$10,365	(10)	—		—		$36,865

(1) The amounts reported in this column reflect the aggregate grant date fair value of 2018 option awards. These awards represent stock appreciation rights associated with the same stock option grants. On December 26, 2017, the Board of Directors adopted amendments to the Directors’ Plan to extend the term of the plan from January 31, 2019 to January 31, 2022 and allow for the grant of stock appreciation rights to non-employee directors in addition to grants of stock options as described below at “Director Stock Options and Stock appreciation Rights.” All 2018 option grants were non-discretionary. Options for 2,000 shares of stock granted to our current non-employee directors expired during 2018. The amounts reflected do not correspond to the actual value that may be received by the directors. Additionally, amounts do not include stock option compensation expense recorded in 2018 for grants made in prior years that vested in 2018. For information on the assumptions used in valuing the grant of stock appreciation rights, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15-Stock Option Programs and Share-Based Compensation Expense.

(2) Based on options to purchase 5,000 shares granted on August 8, 2018. At December 31, 2018, Mr. Berkowitz had outstanding options to purchase 48,000 shares.

(3) Amount paid on June 4, 2018 in connection with the exercise of stock appreciation rights, along with the surrender of options to purchase 3,000 shares of common stock.

(4) Amount paid in December 2018 for his service on the Special Transaction Committee. See Item 10. Directors, Executive Officers, and Corporate Governance – Board Directors and Committees of the Board.

(5) At December 31, 2018, Mr. Endy had outstanding options to purchase 19,500 shares.

(6) Based on options to purchase 3,500 shares granted on June 29, 2018. At December 31, 2018, Mr. Henry had outstanding options to purchase 35,000 shares.

(7) Amount paid on January 12, 2018 in connection with the exercise of stock appreciation rights, along with the surrender of options to purchase 16,500 shares of common stock.

(8) Based on options to purchase 6,500 shares granted on February 15, 2018. At December 31, 2018, Mr. Kelly had outstanding options to purchase 64,250 shares.

(9) Amount paid on January 16, 2018 in connection with the exercise of stock appreciation rights, along with the surrender of options to purchase 19,500 shares of common stock.

(10) Based on options to purchase 3,500 shares granted on May 4, 2018. At December 31, 2018, Mr. Lendais had outstanding options to purchase 28,500 shares.

Director Cash Compensation

In 2018, each non-employee director received a quarterly fee of $4,500. In addition, each non-employee director received $1,400 for attending a Board of Directors meeting in person and $500 for participating by telephone. Each non-employee director was also paid $500 for attending (either in person or by telephone) a committee meeting of which he was a member. Non-employee directors who were members of the Audit Committee received $2,500 per quarter and received $500 for attending an Audit Committee meeting in person and $500 for participating by telephone. The Audit Committee chairman received an additional $1,000 per quarter. Each director may be reimbursed for certain expenses incurred in connection with attendance at Board of Directors and committee meetings.

In December 2018, two directors, Martin A. Berkowitz and Robert J. Kelly, each received a one-time cash payment of $100,000 as compensation for their service on the Special Transaction Committee which was formed for purposes of evaluating the Merger.

In 2019, per the Merger Agreement, the Company will pay each director a cash payment equal to $5 per option in lieu of their regular 2019 stock option grants as compensation for their services as directors of the Company.

Director Stock Options and Stock Appreciation Rights

In 2018, each director received grants of stock options and stock appreciation rights under the 1994 Directors’ Stock Option Plan, as amended. The terms of the 1994 Directors Stock Option Plan, as amended, and the stock options and stock appreciation rights granted to directors in 2018 are described below.

Purpose. The 1994 Directors’ Stock Option Plan, as amended, is intended to promote the interests of the Company and its subsidiaries by offering members of the Board of Directors who are not employed as regular salaried officers or employees of the Company or any of its subsidiaries the opportunity to participate in a stock option and stock appreciation right plan in order to encourage the non-employee directors to take a long-term view of the affairs of the Company; to attract and retain highly qualified non-employee directors; and to aid in rewarding non-employee directors for their services to the Company.

Administration. The Compensation Committee or the Board of Directors administers the plan; however, any actions or decisions by the Compensation Committee (other than grants of non-discretionary options) will be subject to the approval of the Board of Directors. Neither the Compensation Committee nor the Board of Directors will have any discretion to determine or vary any matters that are fixed under the plan. Fixed matters include, but are not limited to, the non-employee directors who will receive non-discretionary option grants, the number of shares of common stock subject to each such grant, the terms of any option, the means of acceptable payment for exercise of the option, and stock appreciation rights related to option grants.

Terms of Grants of Stock Options. The plan provides for the grant of discretionary and non-discretionary stock option grants to non-employee directors. The aggregate number of shares issuable under the plan is 450,000, of which up to 100,000 shares may be subject to discretionary stock options. Eligible non-employee directors initially receive a one-time stock option to purchase 6,000 shares of common stock following such director’s election to the Board of Directors. Thereafter, each such director receives a non-discretionary stock option to purchase 2,000 shares of common stock each year at the beginning of such directors’ fourth year of service. In addition, on the anniversary of each such director’s election or appointment to the Board of Directors such director also receives non-discretionary stock options to purchase 1,500 shares of common stock for serving on the Audit Committee, the Compliance Committee or the Compensation Committee for at least six months during the twelve months prior to the date of grant. The initial non-discretionary stock option vests in equal installments over a three-year period. Annual non-discretionary stock options and discretionary stock options are fully vested on the date of grant, but are not exercisable for six months and a day after the date of grant. Unless special circumstances exist, each stock option expires on the earlier of the tenth anniversary of the date of its grant or nine months after the non-employee director ceases to be a director for any reason, other than death, or two years after the non-employee director ceases to be a director due to his or her death. The stock option exercise price is the closing price of the Company’s common stock on the date such stock option is granted. The Board of Directors may also grant discretionary options from time to time to non-employee directors, subject to and consistent with the provisions of the plan. No discretionary grants were made to non-employee directors under the plan in 2017 or 2018.

Terms of Grants of Stock Appreciation Rights. As amended, the plan also grants to non-employee directors stock appreciation rights relating to a granted stock option. A stock appreciation right shall cover the same number of shares covered by such stock option, and shall be subject to the same terms and conditions as such stock option except for such additional limitations as are contemplated by the plan. Each stock appreciation right granted under the plan shall entitle a non-employee director to surrender to the Company a vested stock option in exchange for a cash payment from the Company equal to:

(i)	the difference between (A) the fair market value of one share of the Company’s common stock, based upon the closing price of the Company’s common stock on the trading day immediately prior to the day the request is made by the non-employee director, and (B) the stock option exercise price per share, multiplied by
(ii)	the number of shares of common stock relating to the stock option which is surrendered.

Stock appreciation rights may be exercised by a non-employee director by providing the Company with written notice of exercise stating the number of shares with respect to which the stock appreciation right is being exercised, the option price, and the most recent closing price of the Company’s common stock. Any request for a stock appreciation right exercise must be made within an open trading window to the chairman of the Compensation Committee, the Company’s President, and the Company’s finance and legal teams.

Number of Shares Subject to the 1994 Directors’ Stock Option Plan, as amended. As of March 14, 2019, options for a total of 230,250 shares of common stock were issued and outstanding under the plan and options covering 211,250 shares of common stock were available for future grants under the plan. The directors realize value from their stock options and stock appreciation rights only when exercised, and only to the extent that the price of our common stock on the exercise date of either the stock option or the stock appreciation right exceeds the price of our common stock on the stock option grant date.

Federal Income Tax Consequences. The federal income tax consequences of awards under the 1994 Directors’ Stock Option Plan, as amended, under current federal law, which is subject to change, are summarized in the following discussion. This summary is not intended to be exhaustive and, among other considerations, does not describe state, local or international tax consequences or tax consequences for non—U.S. persons. Moreover, because the tax consequences to any recipient may depend on his particular situation, each recipient should consult his or her tax advisor as to the federal, state, local and other tax consequences of the grant or exercise of a stock option or stock appreciation right, or the disposition of shares of common stock acquired as a result of the exercise of a stock option. For nonqualified stock options, a participant will not recognize any income upon receipt of a nonqualified stock option, and the Company will not be entitled to a deduction for federal income tax purposes in the year of grant. Ordinary income will be realized by the holder at the time the nonqualified stock option is exercised and the shares are transferred to the employee. The amount of such taxable income, in the case of a nonqualified stock option, will be the difference, if any, between the option price and the fair market value of the shares on the date of exercise. The grant of a stock appreciation right will create no tax consequences for the participant or the company. Upon exercise of a stock appreciation right, a participant generally must recognize ordinary income equal to the fair market value of the shares acquired minus the exercise price, and subject to Section 162(m) of the Code, the company will be entitled to a corresponding deduction.

Termination Date. As amended, the plan will terminate on January 31, 2022, unless sooner terminated by the Board of Directors.

Amendment and Termination. The Board of Directors may terminate the plan at any time. The Board of Directors may also amend the plan, although certain amendments require stockholder approval. However, no action of the Board of Directors or stockholders may alter or impair a non-employee director’s rights, including stock appreciation rights, under any option previously granted without the non-employee director’s consent.

Participants. Only non-employee directors are currently eligible to participate in the plan and receive grants of stock options and stock appreciation rights. Therefore, directors may grant stock options and stock appreciation rights to themselves. There are currently four non-employee directors who participate in the plan: Martin A. Berkowitz, Eric P. Endy, Charles R. Henry, Robert J. Kelly and Jean-Francois Lendais. Mr. Thieffry was eligible to participate in the plan until he was appointed as our Chief Executive Officer, President, Secretary and Treasurer on September 21, 2018. Prior to that date, our Board of Directors determined that because Mr. Thieffry received no compensation for his services as Chief Financial Officer, other than as a director of the Company, he was a “non-employee director” for purposes of eligibility to participate in the plan. No other employees of the Company are eligible to participate in the plan; therefore, no benefit will accrue to such persons.

Effect of Merger on Director Stock Options and Stock Appreciation Rights

At the Effective Time of the Merger, each option to purchase our common stock that is outstanding (whether vested or unvested) immediately prior to the Effective Time of the Merger will be canceled, terminated and extinguished in exchange for the right to receive an amount in cash equal to the excess, if any, of  (i) the Merger Consideration over (ii) the exercise price per share of our common stock subject to such option, less any applicable withholding taxes. If the exercise price of the option equals or exceeds the Merger Consideration, the option will be canceled without the payment of any consideration to the holder thereof. At the Effective Time of the Merger, any outstanding and unexercised stock appreciation rights, whether or not then otherwise vested or exercisable, shall be cancelled without any payment or other consideration being made or owed in respect thereof.

The following table shows, for each director and executive officer of the Company (i) the number of shares subject to options (vested or unvested) held by him, (ii) the cash consideration that he will receive for such options (vested or unvested) at the Effective Time of the Merger in each case as of an assumed Merger closing date of  December 1, 2019, based on applicable holdings on December 28, 2018 and assuming continued employment or service through the assumed Merger closing date of  December 1, 2019. Although Mr. Gronau, our former chief executive officer, is considered an executive officer for purposes of the SEC’s disclosure rules, Mr. Gronau ceased his employment with the Company effective September 21, 2018. The Company and Mr. Gronau also entered into a consulting agreement, described above. As a result, Mr. Gronau has no interest in the Merger (except insofar as he is required to be paid under his consulting agreement), or any rights to compensation that are based on or otherwise related to the Merger and is therefore not included in the disclosure that follows.

Name	Total Options Outstanding as of December 28, 2018	Cash-Out Payment for Options
Executive Officers
Alain Thieffry	35,000	$197,155
Directors
Martin A. Berkowitz	48,000	$257,400
Eric P. Endy	19,500	$95,660
Charles R. Henry	35,000	$198,433
Robert J. Kelly	64,250	$353,085
Jean-Francois Lendais	28,500	$142,625
Total	230,250	$1,244,358

At the Effective Time of the Merger, each stock appreciation right that is outstanding (whether vested or unvested) immediately prior to the Effective Time of the Merger shall be cancelled, terminated and extinguished as of the Effective Time, in exchange for no consideration.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 14, 2019 (except where another date is indicated), with respect to the beneficial ownership of our common stock by each of our named executive officers and directors, all of our named executive officers and directors as a group, and beneficial owners known to us to hold more than 5% of our common stock. As of March 14, 2019, other than as listed below, we were not aware of any person beneficially owning more than 5% of our outstanding common stock. We have no other class of equity securities outstanding.

	Shares of Common Stock
Name of Beneficial Owner	Ownership	Options Exercisable Within 60 Days	Beneficial Ownership(1)		Percent of Class(2)
Executive Officers and Directors:
Eric P. Endy	168,707	19,500	188,207	(3)	2.33%
Gregory S. Gronau	76,555	—	76,555	(4)	*
Robert J. Kelly	6,500	57,750	64,250		*
Charles R. Henry	—	35,000	35,000		*
Martin A. Berkowitz	—	48,000	48,000		*
Alain Thieffry	16,000	35,000	51,000	(5)	*
Jean-Francois Lendais	1	28,500	28,501	(6)	*
All executive officers and current directors as a group (7 persons)	267,763	223,750	491,513		6.07%
5% Stockholders:
Elisabeth Carretté	4,068,226	—	4,068,226	(7)	50.28%
VN Capital Management, LLC	789,310	—	789,310	(8)	9.75%
James T. Vanasek
Patrick Donnell Noone
M.I.3 S.A.	790,444	—	790,444	(9)	9.77%

*Less than 1% of the outstanding shares of our common stock.

(1)	Represents sum of shares owned and shares which may be purchased upon exercise of options exercisable within 60 days of March 14, 2019.
(2)	As of March 14, 2019, there were 8,091,694 shares of our common stock outstanding and entitled to vote. Any securities not outstanding which are subject to options exercisable within 60 days of March 14, 2019, are deemed outstanding for computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for computing the percentage of the class owned by any other person. Unless otherwise noted, the persons identified in this table have sole voting and investment power regarding the shares beneficially owned.
(3)	Includes 25,908 shares held by trusts established for the benefit of Mr. Endy’s family and 142,799 shares held jointly with Mr. Endy’s spouse.
(4)	Mr. Gronau ceased to serve as our chief executive officer effective September 21, 2018.
(5)	Does not include 4,048,124 shares held by Holding Wilson, S.A., of which Mr. Thieffry is the President of the Executive Board. Mr. Thieffry disclaims beneficial ownership of all shares held by Holding Wilson, S.A.
(6)	Includes one share held by Mr. Lendais’ spouse. Does not include 4,052,826 shares held by Holding Wilson, S.A., of which Mr. Lendais is a member of the Supervisory Board. Mr. Lendais disclaims beneficial ownership of all shares held by Holding Wilson, S.A.
(7)	Includes: (i) 4,048,124 shares held by Holding Wilson, S.A., of which Mrs. Carretté is the principal beneficial owner; and (ii) 20,102 shares held by the Elisabeth Carretté personally. Mrs. Carretté’s reported business address is 3945 West Cheyenne Avenue, Suite 208, North Las Vegas, Nevada 89032. The number of shares and reported business address are based on a Schedule 13D/A filed by Elisabeth Carretté with the SEC on December 3, 2018.
(8)	The reported business address of VN Capital Management, LLC is 1250 Revolution Mill Drive, Suite 181, Greensboro, NC 27405 (based on written confirmation received on February 18, 2019).
(9)	The reported business address of M.I.3 S.A. is 3 Boulevard Royal, L-2449, Luxembourg (based on written confirmation received on February 25, 2019).

Voting Agreement in Connection with Merger

Concurrently with and as a condition to Angel’s execution of the Merger Agreement, on November 27, 2018, stockholders Holding Wilson, S.A. and Elisabeth Carretté entered into a voting agreement with Angel. Holding Wilson, S.A. and Mrs. Carretté own approximately 50.6% of the total shares of our outstanding common stock. The voting agreement provides, among other things, that they will vote their shares of our common stock in favor of the proposal to approve the Merger Agreement and certain related matters, as applicable, and against alternative acquisition proposals. Additionally, each of Holding Wilson, S.A. and Mrs. Carretté granted Angel an irrevocable proxy (subject to the terms and conditions set forth in the voting agreement) to vote the shares of our common stock held by such stockholder in favor of the approval of the Merger Agreement and against any alternative acquisition proposal. However, if our Board of Directors changes its recommendation to approve the Merger Agreement or if the Merger Agreement is terminated, in each case in accordance with the terms set forth in the Merger Agreement, including in respect of a superior offer, all stockholders party to the voting agreement will be relieved of their obligation to approve the Merger Agreement and all other voting obligations under the voting agreement. The Merger Agreement was approved by the stockholders on March 12, 2019. Subject to the terms therein, the voting agreement will terminate upon the earlier to occur of (i) the consummation of the Merger, (ii) the termination of the Merger Agreement in accordance with its terms or (iii) the occurrence of a change in recommendation.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The framework for our corporate governance is provided by: (a) Nevada corporate law, (b) our articles of incorporation and our bylaws, (c) charters of our board committees, and (d) our codes of ethics and conduct. In addition, we are governed by all applicable laws, rules and regulations, including the gaming laws and rules of every jurisdiction in which we or our products are licensed, the federal securities laws and the rules of the SEC, and the listing requirements and rules of NASDAQ where our common stock is listed.

Under applicable SEC and NASDAQ rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board of Directors that the director is independent. The Board of Directors has determined that the following directors meet the standards of “independence” under the applicable NASDAQ listing standards: Robert J. Kelly, Martin A. Berkowitz, Charles R. Henry and Eric P. Endy.

In 2016, Alexandre Thieffry become our Executive Vice President of Finance. Mr. Alexandre Thieffry is the son of Alain Thieffry, our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the board. Mr. Alexandre Thieffry served as our Controller from 2011 through 2015. Mr. Alexandre Thieffry is not an executive officer of the Company.

As a result of Mrs. Elisabeth Carretté beneficially holding more than 50% of the voting power for the election of directors, our Board of Directors has determined that we are a “controlled-company” and are therefore exempt from certain NASDAQ rules, including the requirement for an independent compensation committee.

Item 14.	Principal Accounting Fees and Services

Fees Billed By Independent Public Accounting Firm

The following table shows the fees for professional audit services provided by Moss Adams for the fiscal years ended December 31, 2018 and 2017, for the audit of our annual consolidated financial statements and the fees billed for other services rendered during those periods.

	December 31, 2018	December 31, 2017
Audit Fees (1)	$360,424	$361,436
Audit-Related Fees (2)	19,100	-
Tax Fees (3)	70,305	64,893
All Other Fees	-	-
Total Fees	$449,829	$426,329

(1)	Fees for the professional services rendered for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Form 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. In 2018 the fees were related to the due diligence requirements of the Merger with Angel. There were no audit-related fees in 2017.
(3)	Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns and claims for refunds.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for reviewing and approving, in advance, all audit and non-audit services of the independent registered public accounting firm. The Audit Committee approved the engagement of Moss Adams to audit the consolidated financial statements of the Company and its subsidiaries for 2018 and to provide certain non-audit services to the Company and its subsidiaries. None of the engagements pre-approved by the Audit Committee during 2018 made use of the de minimus exception to pre-approval contained in the applicable rules of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included at Item 8. Financial Statements and Supplementary Data of this report:

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(a)(2) and (b) Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto included at Item 8. Financial Statements and Supplementary Data.

(a)(3) and (c) Exhibits

The exhibits listed in the Index of Exhibits are filed with, or incorporated by reference in, this annual report:

Index of Exhibits

Incorporated by Reference To
No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed
2.01*	Agreement and Plan of Exchange and Stock Purchase Agreement, dated April 11, 2002, between Registrant and Etablissements Bourgogne et Grasset SA, as amended by the First Amendment thereto, dated May 13, 2002		DEF 14A	000-23588	8/09/2002
2.02*	Stock Purchase Agreement, dated April 11, 2002, among Eric P. Endy, The Paul S. Endy, Jr. Living Trust, the other Endy family trusts listed on the signature pages thereto, and the stockholders of Etablissements Bourgogne et Grasset SA listed on the signature pages thereto		DEF 14A	000-23588	8/09/2002
2.03*	Asset Purchase Agreement, dated July 1, 2014, among Registrant and GemGroup Inc., Gemaco Inc., GemAsia LLC, GemTech LLC, the shareholders of GemGroup Inc., and Danny R. Carpenter, as Agent		8-K	000-23588	7/07/2014
2.04*	Asset Purchase Agreement, dated May 11, 2016, among Registrant, Entertainment Gaming Asia Inc. and Dolphin Products Limited		10-Q	000-23588	8/11/2016
2.05*	Agreement and Plan of Merger, dated November 27, 2018, among Registrant, Angel Holdings Godo Kaisha and AGL Nevada Corporation		8-K	000-23588	11/27/2018
3.01	Registrant's Amended and Restated Articles of Incorporation		10-K	000-23588	3/24/2016
3.02	Registrant's Amended and Restated Bylaws		8-K	000-23588	12/28/2007
4.01	Specimen Certificate for Registrant's Common Stock		10-K	000-23588	5/15/2007
10.01	Registrant’s 1994 Director’s Stock Option Plan		10-K	000-23588	3/23/2018
10.02	Demand Line of Credit Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.03	Demand Note, dated June 26, 2014, by Gaming Partners International USA, Inc. payable to the order of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.04	Security Agreement, dated June 26, 2014, between Gaming Partners International USA, Inc. and HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.05	Unlimited Guaranty, dated June 26, 2014 by Registrant for the benefit of HSBC Bank USA, National Association		8-K	000-23588	7/07/2014
10.06	Credit Agreement, dated June 26, 2015, between Registrant and Nevada State Bank		8-K	000-23588	7/02/2015
10.07	Pledge and Security Agreement and Irrevocable Proxy, dated June 26, 2015, among Registrant, Gaming Partners International USA, Inc. and Nevada State Bank		8-K	000-23588	7/02/2015
10.08	Guaranty, dated June 26, 2015, by Gaming Partners International USA, Inc. and Gaming Partners International Asia Limited in favor of Nevada State Bank		8-K	000-23588	7/02/2015
10.09	Lease Agreement dated March 5, 2018, between Copropiedad Arte Y Diseno, as lessor, and GPI Mexicana, S.A. de C.V., as lessee		10-K	000-23588	3/23/2018
10.10	Letter of Credit, dated January 3, 2019, issued to Registrant by Nevada State Bank for the benefit of Angel Holdings Godo Kaisha	X

21.01	List of Subsidiaries		10-K	000-23588	3/29/2011
23.01	Consent of Moss Adams LLP	X
31.01	Certification of Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification of Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Government Gaming Regulation	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

+	Management contract or compensatory plan or arrangement
*	The schedules and exhibits to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

Item 16.	Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING PARTNERS INTERNATIONAL CORPORATION

Date: March 26, 2019	By:	/s/ Alain Thieffry
Alain Thieffry
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairperson of the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2019	By:	/s/ Eric P. Endy
Eric P. Endy
Director

Date: March 26, 2019	By:	/s/ Martin A. Berkowitz
Martin A. Berkowitz
Director

Date: March 26, 2019	By:	/s/ Charles R. Henry
Charles R. Henry
Director

Date: March 26, 2019	By:	/s/ Robert J. Kelly
Robert J. Kelly
Director

Date: March 26, 2019	By:	/s/ Jean-Francois Lendais
Jean-Francois Lendais
Director